Form 10-Q
period 2006-06-30
ICO Global Communications (Holdings) LTD
filed 2006-08-14
CIK 1359555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 000-52006

ICO GLOBAL COMMUNICATIONS
(HOLDINGS) LIMITED

(Exact name of registrant as specified in its charter)

Delaware	98-0221142
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Plaza America Tower I, 11700 Plaza America Drive, Suite 1010, Reston, Virginia  20190

(Address of principal executive offices including zip code)

(703) 964-1400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐             Accelerated filer ☐             Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒.

As of August 1, 2006, the registrant had 143,269,343 shares of Class A common stock and  54,840,000  shares of Class B common stock outstanding.

ICO GLOBAL COMMUNICATIONS (HOLDINGS) LIMITED
FORM 10-Q
For the three and six months ended June 30, 2006

PART I—FINANCIAL INFORMATION

Item 1.                          Financial Statements

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets

(in thousands, except share data, unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$196,260	$175,510
Restricted cash	825	1,650
Available-for-sale investments	146,144	296,163
Restricted investments	48,721	48,707
Prepaid expenses and other current assets	1,520	2,002
Total current assets	393,470	524,032
Property in service—net of accumulated depreciation of $103 and $32	395	323
Satellite under construction	227,142	117,068
Restricted investments	23,332	46,226
Debt issuance costs—net of accumulated amortization of $5,685 and $2,432	23,873	27,126
Other assets	14,000	—
Total	$682,212	$714,775
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
Accounts payable	$131	$1,084
Accrued payroll	1,055	1,055
Accrued satellite construction payable	10,534	27,595
Accrued expenses	19,923	17,808
Accrued interest	27,348	25,950
Income tax payable	1,287	1,240
Current portion of capital lease obligations	11,378	9,623
Total current liabilities	71,656	84,355
Capital lease obligations, less current portion	5,828	7,568
Convertible long-term debt	650,000	650,000
Total liabilities	727,484	741,923
Commitments and contingencies (Note 7)
Stockholders’ equity (deficiency in assets):
Preferred stock, $.01 par value, 75,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.01 par value, 900,000,000 shares authorized, 201,238,235 and 200,203,884 shares issued and outstanding	2,012	2,002
Class B convertible common stock, $.01 par value, 150,000,000 shares authorized, 85,843,382 and 86,849,882 shares issued and outstanding	858	868
Additional paid-in capital	2,711,330	2,699,856
Treasury stock, 57,968,892 shares of Class A common stock and 31,003,382 shares of Class B convertible common stock	(877,489)	(877,489)
Deferred stock-based compensation	—	(2,063)
Accumulated other comprehensive income	12,449	9,127
Deficit accumulated during the development stage	(1,894,432)	(1,859,449)
Total stockholders’ equity (deficiency in assets)	(45,272)	(27,148)
Total	$682,212	$714,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data, unaudited)

					February 9, 2000
					(inception) to
					June 30,
	Three months ended		Six months ended		2006
	June 30,		June 30,		(development
	2006	2005	2006	2005	stage period)
Operating expenses:
General and administrative	$9,476	$6,423	$18,485	$11,776	$557,993
Research and development	843	465	871	465	63,598
Contract settlements	—	(66,423)	—	(74,955)	(74,955)
Impairment of property under construction	—	—	—	—	1,438,304
(Gain) loss on disposal of assets	—	(2,030)	—	(2,030)	11,108
Operating income (loss)	(10,319)	61,565	(19,356)	64,744	(1,996,048)
Interest income	5,050	273	10,631	588	112,705
Interest expense	(10,673)	(718)	(22,992)	(3,249)	(129,579)
Other income (expense)	362	(274)	(3,230)	(342)	(358)
Income (loss) before income taxes	(15,580)	60,846	(34,947)	61,741	(2,013,280)
Income tax benefit (expense)	4	(1,400)	(36)	(1,421)	120,792
Net income (loss) before cumulative effect of a change in accounting principle	(15,576)	59,446	(34,983)	60,320	(1,892,488)
Cumulative effect of a change in accounting principle	—	—	—	—	(1,944)
Net income (loss)	$(15,576)	$59,446	$(34,983)	$60,320	$(1,894,432)
Basic income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(0.08)	$0.31	$(0.18)	$0.31	$(9.85)
Cumulative effect of a change in accounting principle	—	—	—	—	(0.01)
Basic income (loss) per share	$(0.08)	$0.31	$(0.18)	$0.31	$(9.86)
Diluted income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(0.08)	$0.30	$(0.18)	$0.30	$(9.85)
Cumulative effect of a change in accounting principle	—	—	—	—	(0.01)
Diluted income (loss) per share	$(0.08)	$0.30	$(0.18)	$0.30	$(9.86)
Weighted average shares outstanding used to compute basic income (loss) per share	197,488,531	194,653,602	197,485,031	194,653,602	192,148,150
Weighted average shares outstanding used to compute diluted income (loss) per share	197,488,531	199,771,453	197,485,031	199,757,244	192,148,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands, except share and per share data, unaudited)

					February 9, 2000
					(inception) to
					June 30,
	Three months ended		Six months ended		2006
	June 30,		June 30,		(development
	2006	2005	2006	2005	stage period)
Net income (loss)	$(15,576)	$59,446	$(34,983)	$60,320	$(1,894,432)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	(9)	31	27	(30)	(48)
Cumulative translation adjustments	(515)	452	3,295	593	12,497
Comprehensive income (loss)	$(16,100)	$59,929	$(31,661)	$60,883	$(1,881,983)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

			February 9, 2000
			(inception) to
			June 30,
	Six months ended		2006
	June 30,		(development
	2006	2005	stage period)
Operating activities:
Net income (loss)	$(34,983)	$60,320	$(1,894,432)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	3,464	—	23,099
Depreciation	69	—	3,380
Amortization of debt issuance costs	3,253	—	5,685
Unrealized foreign exchange (gain) loss	(999)	375	(5,386)
(Gain) loss on disposal of assets	—	(2,030)	11,108
Impairment of property under construction	—	—	1,438,304
Gain on contract settlements	—	(74,955)	(74,955)
Gain on Nextel share-pledge derivative	—	—	(9,168)
Deferred tax credit	—	—	(121,928)
Other than temporary loss on available for sale securities	—	—	689
Amortization of capitalized SAN operator incentive	—	—	2,593
Cost of issuance of shares to distribution partners	—	—	37,440
Other	—	—	30,573
Other changes in certain assets and liabilities:
Prepaid expenses and other current assets	521	294	48,734
Accrued interest income	179	(285)	(4,140)
Accounts payable	(958)	64	(816)
Accrued interest payable	(4,853)	3,227	72,778
Accrued payroll and other accrued expenses	2,258	388	60,147
Net cash used in operating activities	(32,049)	(12,602)	(376,295)
Investing activities:
Proceeds from launch insurance	—	—	225,000
Debtor in possession advance in relation to Old ICO	—	—	(275,000)
Acquisition of net assets of Old ICO	—	—	(117,590)
Cash received from Old ICO at acquisition	—	—	107,436
Restricted cash	825	(1,650)	(5,899)
Purchases of satellite under construction	(121,099)	(8,750)	(209,344)
Purchases of property under construction	—	—	(497,890)
Purchases of property in service	(141)	—	(1,971)
Investment in unconsolidated subsidiaries	—	—	(2,373)
Purchases of other assets	(14,000)	—	(14,000)
Purchases of available-for-sale investments	(177,874)	(34,314)	(3,372,495)
Maturities and sales of available-for-sale investments	326,688	9,794	3,228,488
Purchases of restricted investments	(626)	—	(94,209)
Maturities of restricted investments	24,559	—	24,559
Proceeds from contract amendments	—	—	44,434
Proceeds from sale of assets	—	30	12,098
Net cash provided by (used in) investing activities	38,332	(34,890)	(948,756)
Financing activities:
Net proceeds from issuance of common stock	—	—	597,875
Proceeds from issuance of convertible notes	—	—	650,000
Debt issuance costs	—	—	(29,558)
Proceeds from sales of subsidiary stock and stock options	9,920	—	9,920
Advances from affiliates	—	—	324,395
Repayment of advances from affiliates	—	—	(324,395)
Repayment of note payable to Eagle River	—	—	(37,500)
Repayment of operator financing	—	—	(5,727)
Proceeds from pledge of Nextel shares	—	—	351,600
Proceeds from loan from Teledesic LLC	—	—	20,000
Acquisition of ICO shares from minority interest stockholder	—	—	(30,868)
Net cash provided by financing activities	9,920	—	1,525,742
Effect of foreign exchange rate changes on cash and cash equivalents	4,547	(102)	(4,431)
Net increase (decrease) in cash and cash equivalents	20,750	(47,594)	196,260
Cash and cash equivalents—beginning of period	175,510	52,551	—
Cash and cash equivalents—end of period	$196,260	$4,957	$196,260

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows (Continued)
(in thousands, except share data, unaudited)

			February 9, 2000
			(inception) to
			June 30,
	Six months ended		2006
	June 30,		(development
	2006	2005	stage period)
Supplemental disclosure:
Income taxes paid	$—	$—	$7,288
Interest paid	24,374	—	77,276
Capitalized interest	6,037	—	7,265
Supplemental disclosure of non-cash activities:
Issuance of Class A common shares in respect of investment in Ellipso, Inc.	—	—	6,863
Issuance of Class B common shares in respect of investment in Ellipso, Inc.	—	—	74
Issuance of Class A common shares in respect of investment in Constellation Communications Holdings, Inc.	—	—	904
Increase (decrease) in amounts due under satellite construction payable	(17,061)	—	10,534
Equipment acquired in capital lease agreements	—	—	42,096
Issuance of warrants for the repayment of debt	—	—	4,950
Issuance of Class A common shares for advisory services	153	—	153
The following securities of ICO arose from the acquisition of Old ICO’s net assets:
93,700,041 Class A common shares and options to acquire Class A common shares issued	—	—	679,873
31,003,382 Class B common shares issued	—	—	275,000
1,600,000 Class A common shares issued to distribution partners	—	—	16,720
200,000 Class A common shares committed to distribution partners	—	—	2,090
50,000,000 warrants issued to acquire Class A common shares	—	—	180,000

The accompanying notes are an intergral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.                 Organization and Business

ICO Global Communications (Holdings) Limited (“ICO”), along with its subsidiaries (collectively referred to as the “Company”), is a next-generation mobile satellite service operator authorized to operate a medium earth orbit (“MEO”) satellite system globally outside the United States (with the exception of two Middle Eastern countries) pursuant to regulations promulgated by the United Kingdom and, through its majority owned subsidiary, ICO North America, Inc. (“ICO North America”), authorized by the Federal Communications Commission (“FCC”) to offer ubiquitous mobile satellite services (“MSS”) throughout the United States using a geostationary earth orbit (“GEO”) satellite.

ICO was incorporated in the state of Delaware in 2000 to purchase the assets and assume certain liabilities of ICO Global Communications (Holdings) Limited (“Old ICO”), a Bermuda corporation, on its emergence from Chapter 11 bankruptcy. Following the purchase of assets and assumption of certain liabilities of Old ICO, the Company established a new management team who oversaw the construction of the MEO satellites and ground systems and developed the technical plan for the MEO system. Following one launch failure in March 2000, as well as disagreements with the manufacturer and launch manager of its MEO satellites, which disagreements are the subject of litigation commenced in 2004, the Company significantly curtailed construction activity on its MEO system.

Through its subsidiary ICO North America, the Company is developing an advanced hybrid mobile satellite service/ancillary terrestrial component system (“the MSS/ATC System”), using a GEO satellite, designed to provide voice, data and Internet service throughout the United States to handsets similar to existing cellular phones.

2.                 Development Stage Enterprise

The Company is a development stage enterprise as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises, and will continue to be so until it commences commercial operations.

As the Company is not currently generating revenue from operations, there is no assurance that the Company will be able to obtain the funding necessary to complete the construction of the MSS/ATC System, fund its future working capital requirements, or achieve positive cash flow from operations. In the event that the Company is not able to realize its assets in the ordinary course of business, and is forced to realize the assets by divestment, there is no assurance that the carrying value of the assets could be recovered. The Company’s losses to date have been primarily funded by proceeds from the issuance of various forms of capital and the sale of $650 million aggregate principal amount of convertible notes due in August 2009 (the “Notes”) (see Note 6).

3.                 Summary of Significant Accounting Policies

Interim Financial Statements—The financial information as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 that is included in the accompanying condensed consolidated financial statements is unaudited and includes all adjustments, consisting of normal recurring adjustments and accruals, considered necessary for a fair presentation. Certain information and footnote disclosures have been condensed or omitted. The financial information as of December 31, 2005, is derived from the

Company’s audited consolidated financial statements and notes for the year ended December 31, 2005, included in Item 13 in the Company’s Form 10/A for the year ended December 31, 2005.These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2005 included in the Company’s Form 10/A filed with the Securities and Exchange Commission. Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any other interim period.

Use of Estimates—The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are used when accounting for depreciation, taxes, contingencies, and asset useful lives, among others. Actual results could differ from those estimates. Estimates are evaluated on an ongoing basis.

Cash and Cash Equivalents—Cash and cash equivalents is defined as short-term highly liquid investments with original maturities from the date of purchase of 90 days or less. Cash and cash equivalents is comprised of the following (in thousands):

	June 30,	December 31,
	2006	2005
Cash	$23,761	$20,821
Money market funds	20,427	7,877
Commercial paper	152,072	146,812
	$196,260	$175,510

Restricted Cash—As of June 30, 2006 and December 31, 2005, the Company has restricted cash of $825,000 and $1.7 million, respectively, related to a bond which is held pursuant to conditions of the Company’s FCC authorization to operate in the MSS spectrum.

Restricted Investments—The Company’s restricted investments consist of U.S. Treasury securities held as collateral for future interest payments related to the Company’s Notes. The maturity dates of these investments correspond with interest payment dates as specified in the Notes. These investments are classified as held-to-maturity and are reported at amortized cost. As of June 30, 2006, restricted investments with maturity dates in August 2006 and February 2007 are classified current and restricted investments with maturity dates in August 2007 are classified as non-current. As of December 31, 2005, restricted investments with maturity dates during 2006 are classified as current and restricted investments with maturity dates in 2007 are classified as non-current. Gross unrealized losses were $496,000 and $304,000 as of June 30, 2006 and December 31, 2005, respectively.

Satellite Under Construction—Satellite under construction represents payments made and accrued for third-party construction and engineering costs incurred in the design, manufacture, test and launch of the MSS/ATC System. Satellite under construction will be classified as property in service when placed into service and will be depreciated using the straight-line method based on an anticipated useful life of ten to fifteen years. Only the costs of constructing successfully deployed satellites will be transferred to property in service. Losses resulting from any unsuccessful launches or satellite failures will be recognized as those events occur, and insurance proceeds, if any, related to such losses will be recorded when their realization becomes determinable.

Capitalized Interest—The Company capitalizes interest costs associated with the construction of the MSS/ATC System. Interest capitalized to satellite under construction for the three and six months ended June 30, 2006 was $3.8 million and $6 million, respectively. There was no capitalized interest recorded during the six months ended June 30, 2005.

Debt Issuance Costs—Costs incurred in connection with the issuance of the Company’s Notes have been capitalized and are included in debt issuance costs on the condensed consolidated balance sheets. These costs are amortized using the effective interest method from issuance in August 2005 through maturity in August 2009. Amortization of debt issuance costs is included in interest expense on the condensed consolidated statements of operations and totaled $1.6 million and $3.3 million for the three and six months ended June 30, 2006, respectively. There was no amortization of debt issuance costs during the six months ended June 30, 2005.

Other Assets—Other assets represents payments made to acquire first-priority rights to use a desired orbital slot. The Company currently intends to utilize such slot when it deploys the satellite to be used in the MSS/ATC System. The Company expects to amortize such costs over the estimated useful life of its satellite under construction, currently anticipated to be ten to fifteen years.

Stock-based Compensation—On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of all share-based payment awards made to employees and directors including stock options and restricted stock grants based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), for periods beginning in fiscal year 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. The Company’s condensed consolidated financial statements for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated to include the impact of SFAS 123(R).

The Company records stock-based compensation on stock options and restricted stock awards issued to employees and directors. Stock-based compensation expense recorded on outstanding options and restricted stock recognized under SFAS 123(R) for the three and six months ended June 30, 2006 was $1.8 million and $3.5 million, respectively, net of income taxes of $0, and is included in general and administrative expenses on the condensed consolidated statements of operations. There were no unvested stock options or restricted stock outstanding for the three and six months ended June 30, 2005.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s statements of operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense for stock option grants is recognized as the exercise price of the Company’s stock options granted to employees and directors was equal to or greater than the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company used the Black-Scholes option-pricing model (“Black-Scholes”) as its method of valuation under SFAS 123(R) in 2006 and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Black-Scholes was also previously used for the Company’s pro forma information required under SFAS 123 for periods prior to 2006. The fair value of share-based payment awards on the date of grant as determined by the Black-Scholes model is affected by the Company’s stock price as well as other assumptions. These assumptions include, but are not limited to, the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.

The weighted-average estimated value of employee stock options granted during the six months ended June 30, 2006 was estimated using the Black-Scholes model with the following assumptions:

Six months ended June 30, 2006
Expected volatility	37%
Risk-free interest rate	5.0%
Expected dividends	0%
Expected forfeiture rate	0%
Expected term in years	10

The expected volatility assumption was based upon the Company’s historical stock price volatility, which the Company believes is a reasonable indicator of expected volatility. The risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payments. Forfeiture rate is based on the Company’s historical rate of forfeitures due to voluntary terminations and the fact that the Company has a limited number of employees, many of whom are critical to the Company, and expectations for forfeitures in the future. The estimated expected term is based on employee exercise behavior.

During the six months ended June 30, 2006, the Board of Directors’ granted 1,340,000 options to purchase common stock to employees of the Company. The options to purchase common stock vest over four years. The weighted average fair value per share for these options was $2.80, and the fair value of these options is $3.8 million.

At June 30, 2006, the balance of stock-based compensation cost to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is approximately $15.1 million. The period over which the unearned stock-based compensation is expected to be recognized is approximately four years.

Accumulated Other Comprehensive Income—The Company’s accumulated other comprehensive income consists of unrealized gains and losses on available-for-sale investments, net of tax, and cumulative translation adjustments. Accumulated other comprehensive income as of June 30, 2006 consisted of cumulative translation adjustments of $12.5 million, less unrealized losses on available-for-sale investments of $48,000. Accumulated other comprehensive income as of December 31, 2005 consisted of cumulative translation adjustments of $9.2 million, less unrealized losses on available-for-sale investments of $75,000.

Earnings Per Share—Basic earnings per share is calculated based on the weighted average number of shares that were outstanding during the period. Diluted earnings per share is calculated by dividing income or loss allocable to common shareholders by the weighted average common shares outstanding plus dilutive potential common stock. Potential common stock includes unvested restricted stock, stock options and warrants, the dilutive effect of which is calculated using the treasury stock method. Prior to satisfaction of all conditions of vesting, unvested restricted stock is considered contingently issuable consistent with SFAS No. 128, Earnings per Share, and is excluded from weighted average common shares outstanding.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income (loss)	$(15,576)	$59,446	$(34,983)	$60,320
Weighted average common shares outstanding	198,088,531	194,653,602	198,085,031	194,653,602
Less: unvested restricted stock	(600,000)	—	(600,000)	—
Shares used for computation of basic earnings per share	197,488,531	194,653,602	197,485,031	194,653,602
Add: dilutive unvested restricted stock, stock options and warrants	—	5,117,851	—	5,103,642
Shares used for computation of diluted earnings per share(1)	197,488,531	199,771,453	197,485,031	199,757,244
Basic earnings (loss) per share	$(0.08)	$0.31	$(0.18)	$0.31
Diluted earnings (loss) per share	$(0.08)	$0.30	$(0.18)	$0.30

       (1) The effect of certain stock options and warrants was anti-dilutive, and they were not included in the calculation of diluted earnings per share. Anti-dilutive options and warrants totaled 60,033,075 and 49,470,965 as of June 30, 2006 and 2005, respectively.

New Accounting Pronouncements—In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities to simplify and make more consistent the accounting for certain financial instruments. This statement permits fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. This statement also allows a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest. SFAS No. 155 is effective for all financial instruments acquired or issued after December 31, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements for any interim period for that fiscal year. The Company does not expect the adoption of this statement to have an impact on its financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15,

2006 and is required to be adopted by the Company in the first quarter of fiscal year 2007. The Company is currently evaluating the impact that adoption of FIN 48 will have on its financial position and results of operations.

4.                 Available-For-Sale Investments

Available-for-sale investments are carried at fair value and generally mature or reset interest rates within six months from the purchase date. The Company includes any unrealized gains and losses on investments, net of tax, in stockholders’ equity (deficiency in assets) as a component of accumulated other comprehensive income (loss).

Individual securities with a fair value below the cost basis at June 30, 2006 were evaluated to determine if they were other-than-temporarily impaired. These securities were determined to be only temporarily impaired because the decline in value was related to changes in market interest rates and the Company has the ability and intent to hold these securities until they recover. No securities have been in a continuous loss position for 12 months or longer.

The amortized cost (including accrued interest), gross unrealized gains and losses and fair value of available-for-sale investments as of June 30, 2006 by major security type are as follows (in thousands):

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Commercial paper	$146,192	$—	$(48)	$146,144

5.                 Satellite Access Node Agreements and Contract Settlements

As part of the ground infrastructure for its MEO satellite network, the Company established SANs in eleven countries throughout the world. One SAN is owned and operated by the Company. Prior to 2000, the Company entered into noncancellable agreements with ten vendors (“SAN Operators”) that own and operate the Company’s SAN sites in various locations around the world. All of the agreements provide for varying levels of support required to operate the SAN sites (“SAN Operating Agreements”). Additionally, certain of the agreements require the repayment of certain up-front infrastructure costs incurred on the Company’s behalf (“SAN Infrastructure Agreements”). Both the SAN Operating Agreements and the SAN Infrastructure Agreements initially expire in various years through 2010 and are payable in U.S. and non-U.S. currencies. The SAN Infrastructure Agreements represent capital leases payable with initial interest rates ranging from 8.5% to 20.0%.

In 2002, due to a delay in the deployment of the MEO network, the Company attempted to enter into negotiations with the SAN Operators to defer certain of the payment obligations and reduce the service levels and associated expense of the SAN operational support. These negotiations were unsuccessful and did not result in any significant modifications to the agreements with the SAN Operators.

The Company continued to explore its strategic alternatives and, in 2003, determined that it only needed some, not all, of the SAN sites to economically deploy the MEO network. Additionally, the Company’s Board of Directors decided that the Company would no longer provide funding to its subsidiaries to pay the non-U.S. SAN Operators unless the Company received additional funding or the contracts with such operators were restructured to obtain a substantial cost savings. In December 2004, the Company’s Board of Directors determined to significantly curtail further construction on its MEO satellite network, which further increased the likelihood that the SAN sites would not be utilized in a timely fashion in the contemplated MEO network. As a result of the Company’s decisions, eight of the ten SAN Operators terminated their agreements with the Company from 2004 to 2006 and discontinued providing the requisite level of services. The Company accrues operating expenses until the related agreement is terminated and the SAN Operator has ceased providing services. Certain of the terminated agreements were settled in exchange for a nominal level of consideration, including cash and the transfer of assets. Certain of the terminated agreements have not been settled and remain outstanding and potentially subject to litigation (see Note 7).

Subsequent to the date of termination, the Company has continued to accrue estimated late payment fees, if applicable, and the interest expense on the capital leases in effect pursuant to the SAN Infrastructure Agreements. Upon reaching settlement with the SAN Operator where the SAN Operator’s claims are legally released, the Company has written off the liability, resulting in the recognition of a gain on contract settlement. The following represents a summary of transactional activity with the various SAN Operators (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Total SAN liability, beginning of period	$41,099	$103,718	$40,097	$111,372
Expense recognized under SAN Operating Agreements	448	965	1,072	2,042
Interest expense related to SAN Infrastructure Agreements	703	718	1,376	3,249
Payments made to SAN Operators	(162)	(950)	(264)	(3,570)
Gain recognized on SAN contract settlements	—	(66,423)	—	(74,955)
Effect of changes in foreign currency exchange rates	223	(131)	30	(241)
Total SAN liability, end of period	$42,311	$37,897	$42,311	$37,897

The total SAN liability is comprised of the following amounts which are included in the following line items of the condensed consolidated balance sheets (in thousands):

	June 30,	December 31,
	2006	2005
Accrued expenses	$15,914	$15,107
Accrued interest	9,191	7,799
Current portion of capital lease obligations	11,378	9,623
Capital lease obligations, less current portion	5,828	7,568
	$42,311	$40,097

6.                 Convertible Long Term Debt

In August 2005, ICO North America completed the sale of $650 million aggregate principal amount of convertible notes due in August 2009. The Notes were sold to Qualified Institutional Buyers pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Rule 144A thereunder. The net proceeds from the sale of the Notes are currently being used to develop the MSS/ATC System.

The Notes bear interest at a rate of 7.5% per year, payable semi-annually in arrears in cash on February 15 and August 15 of each year, from February 15, 2006 until August 15, 2009, the maturity date. Subject to certain exceptions, commencing February 15, 2008, ICO North America has the option of paying accrued interest due with additional notes in lieu of cash at an increased interest rate of 8.5% per annum. ICO North America’s MSS/ATC system must also be certified as operational by August 15, 2008 or the coupon increases by 150 basis points for every 30 days, until certification is achieved, up to a maximum of 13.5% per annum.

The aggregate fair value of the Notes is approximately $747.5 million as of June 30, 2006 and approximately $903.5 million as of December 31, 2005.

7.                 Commitments and Contingencies

Purchase Commitments—The Company, through its majority owned subsidiary ICO North America, has an agreement with Space Systems/Loral, Inc. (“Loral”) to design, develop, manufacture, test and deliver one GEO communications satellite and to develop, test and implement certain ground based systems related to the operation of the satellite. The satellite is scheduled to be delivered in May 2007. The Company also retains an option to purchase one spare GEO communications satellite through December 31, 2008.

On March 10, 2006, the Company entered into an agreement with Lockheed Martin Commercial Launch Services, Inc. (“LMCLS”) for the provision of launch services for its GEO satellite. The launch period established for launch of the satellite is May 31, 2007 through September 30, 2007. The Company has purchased launch risk protection insurance from LMCLS, providing for a potential refund in the case of a satellite failure after launch due to the launch vehicle. The Company also retains an option to require LMCLS to provide a replacement launch in the event that the Company determines that the initial launch resulted in a satellite failure within the first six months after launch.

The launch services contract may be terminated for any reason by the Company for its convenience. In the case of termination, the Company’s liabilities are stipulated in an agreed-upon termination liability schedule. The same stipulated termination liability schedule would be applicable if LMCLS terminates the contract due to the Company’s default, including default due to the Company’s delay beyond an agreed upon maximum postponement period for the launch service. At no time does Company obtain title to or ownership in the launch vehicle. The launch vehicle remains the property of LMCLS. With certain exceptions, LMCLS is responsible for securing all licenses, approvals and consents as may be required for performance of the launch services contract.

Upon a specified default by LMCLS, including LMCLS’s delay beyond an agreed maximum postponement period for the launch service, the Company may, subject to certain exceptions, terminate the contract. Under the termination for default, LMCLS shall refund to the Company all payments made by the Company. In addition, LMCLS shall be required to pay any liquidated damages for delays that have accrued up to the date of notice of termination for default. In the event of default by LMCLS, there can be no assurance that the Company will be able to find a substitute launch services provider in a timely manner or on economically acceptable terms.

On May 10, 2006, the Company entered into an agreement with Hughes Network Systems, LLC (“HNS”) to provide gateway services including the design, manufacture, delivery, and test of the radio frequency subsystem, the gateway system controller, the gateway control network and the gateway system inter-connections. The gateway will be located at the HNS facility in North Las Vegas, Nevada and is scheduled to be delivered in June 2007. The Company retains an option to purchase a diverse site radio frequency terminal along with an option for the provision of operations and maintenance services at the North Las Vegas and diverse sites.

This agreement may be terminated for any reason by the Company for its convenience. In the case of termination, the Company’s liabilities are stipulated in an agreed-upon termination liability schedule that approximates the total amounts paid or payable by the Company at the time of termination. The same stipulated termination liability schedule would be applicable if HNS terminates the contract due to the Company’s default.

Upon a specified default by HNS, including HNS’s delay beyond the agreed delivery dates for completion of the gateway, the Company may, subject to certain exceptions, terminate the contract. Under the termination for default, HNS is required to refund to the Company all payments made by the Company. In addition, HNS is required to pay any liquidated damages for delays that have accrued up to the date of notice of termination for default.

HNS is responsible for securing all licenses, approvals and consents as may be required for performance of the gateway contract. In general, title to and risk of loss of the gateway passes from HNS to the Company when such systems have been proven acceptable.

In the event of default by HNS, there can be no assurance that the Company will be able to find a substitute gateway provider in a timely manner or on economically acceptable terms.

As of June 30, 2006, the Company had remaining payments of approximately $153.6 million that are payable based on the achievement of certain construction, delivery and deployment milestones related to the development of the MSS/ATC System, which are expected to occur in 2006 and 2007. Additional payments of $23.2 million related to in-orbit satellite performance incentives are payable over 15 years from 2007 through 2022.

Lease and Operating Commitments—The Company has entered into agreements with ten satellite access node (“SAN”) operators that own and operate substantially all of the Company’s SAN sites. Such agreements require the repayment of certain up-front capital asset costs incurred by each SAN operator in establishing the initial infrastructure for the SAN, as well as payments for ongoing operations and related expenses incurred at each SAN site. The Company continues to have lease and operating commitments under some of these agreements (see Note 5).

The Company leases office space and office equipment under noncancellable rental agreements accounted for as operating leases. The total rental expense under operating leases was approximately $71,000 and $223,000 for the three and six months ended June 30, 2006, respectively, and $83,000 and $160,000 for the three and six months ended June 30, 2005, respectively, and is included in general and administrative expense in the accompanying condensed consolidated statements of operations.

Internal Revenue Service Audit—For U.S. federal income tax purposes, the Company realized a gain of more than $300 million on the disposition of certain securities in 2003. This gain was offset by losses incurred in connection with the Company’s MEO network. The Company is currently being audited for tax year 2003 by the Internal Revenue Service. While the Company believes it properly treated and reported all items of gain and loss, it is possible that the Company could have a tax liability ranging from approximately $50 to $103 million, not including any interest or penalties that might be imposed. Since the tax liability is not probable at this time, no amount has been recorded in the Company’s condensed consolidated financial statements.

Boeing Litigation—In response to the Company’s demand for arbitration, in August 2004, Boeing Satellite Systems International, Inc. (“BSSI”) filed an action in the Superior Court of the State of California, in and for the County of Los Angeles, seeking a judicial declaration that the Company had terminated its contractual agreements with BSSI, and thereby extinguished all of the Company’s rights and claims against BSSI arising out of or relating to the development, construction and launch of the Company’s MEO satellite system. In response, the Company filed a cross-complaint seeking damages from BSSI for breach of the parties’ agreements and for other wrongful, tortuous conduct. Subsequently, the Company also filed a cross-complaint against The Boeing Company, BSSI’s corporate parent, alleging wrongful, tortuous conduct that also damaged the Company. BSSI recently filed a cross complaint against the Company seeking unspecified monetary relief. The Company believes that its claims are meritorious and is vigorously pursuing a prompt resolution. The ultimate resolution is uncertain and the Company anticipates that the expense of pursuing this litigation will be material.

Deutsche Telekom Arbitration—In December 2005, Deutsche Telekom initiated arbitration with the International Chamber of Commerce against an indirect subsidiary of the Company, ICO Global Communications Holding BV, seeking in excess of $10 million under a contract for the development and operation of a SAN located in Usingen, Germany. The arbitration is in the early stages. The Company is vigorously defending against the claims by Deutsche Telekom but is also considering opportunities to resolve the matter on favorable economic terms.

Other—In the opinion of management, except those matters described above and in Note 5, litigation, contingent liabilities and claims against the Company in the normal course of business are not expected to involve any judgments or settlements that would be material to the Company’s financial condition, results of operations or cash flows.

8.                 Stockholders’ Equity (Deficiency in Assets)

Common Stock—The Company’s restated certificate of incorporation authorizes two classes of common stock, Class A and Class B. The rights of the holders of shares of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Holders of shares of Class A common stock are entitled to one vote per share. Holders of shares of Class B common stock are entitled to ten votes per share. The Class B common stock is convertible at any time at the option of its holder into shares of Class A common stock. Each share of Class B common stock is convertible into one share of Class A common stock. Additionally, subject to certain exceptions, shares of Class B common stock will automatically convert into shares of Class A common stock if the shares of Class B common stock are sold or transferred. Class A common stock is not convertible.

Stock Incentive Plan—The 2000 Stock Incentive Plan (the “Plan”) was adopted following stockholder approval on May 10, 2000 and was subsequently amended and restated on August 9, 2000 and November 17, 2005. The Plan authorizes the grant of incentive stock options, as well as stock awards. In addition, the Company has issued 485,000 shares outside of the Plan but with similar terms and conditions as the Plan and has assumed 222,573 shares pursuant to its merger with ICO Global Limited in 2001. As of June 30, 2006, the Company has 8,079,573 options to purchase the Company’s common stock outstanding to employees and board members. In accordance with SFAS No. 123(R), the Company recognized compensation expense of $1.1 million and $2.2 million related to these options during the three and six months ended June 30, 2006, respectively (see Note 3).

Restricted Stock Awards—In November 2005, the Company granted 1,600,000 shares of restricted Class A common stock to Eagle River Investments, LLC and certain employees and board members. Approximately 1,450,000 of these restricted stock awards vest 90 days after the effective date of the Company’s Form 10 that has been filed with the Securities and Exchange Commission, and the remaining shares vest in three equal installments beginning on the 90th day after the effective date of the Company’s Form 10. The Company currently expects such shares to vest commencing in the fourth quarter of 2006. The total compensation cost associated with these awards was $2.4 million and is being charged to expense over the expected vesting period. Accordingly, for the three and six months ended June 30, 2006, the Company recognized $614,000 and $1.2 million of compensation expense, respectively.

9.                 Related Party Transactions

Eagle River—In 2002, the Company entered into a month-to-month agreement with Eagle River to provide office space and administrative support to the Company in Kirkland, Washington. Total payments made to Eagle River under this agreement were $17,000 and $27,000 for the three and six months ended June 30, 2006, respectively, and $29,000 and $58,000 for the three and six months ended June 30, 2005, respectively. In addition, in January 2004 the Company entered into an agreement with an employee of Eagle River to provide the Company with information technology support. Total payments under this agreement for the three and six months ended June 30, 2005 were $12,000 and $24,000, respectively. No payments were made for the six months ended June 30, 2006. In November 2005, the Company entered into an agreement with Eagle River, Inc. to provide advisory services to the Company. This agreement has an annual fee of $500,000 and is payable in quarterly installments in stock or cash, at the Company’s option. From November 11, 2005 through June 30, 2006, the Company has elected to make all payments in Class A common stock and has issued 27,851 shares as consideration. As of June 30, 2006, the Company owes Eagle River Inc. $167,000 pursuant the advisory services agreement which is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

In November 2005, the Company granted one million shares of restricted Class A common stock to Eagle River which has been treated as a stock dividend.

Davis Wright Tremaine—A principal of Eagle River, who is also a board member of the Company, is the spouse of a partner at the law firm Davis Wright Tremaine which provides the Company with ongoing legal services. Total payments made to Davis Wright Tremaine were $526,000 and $899,000 for the three and six months ended June 30, 2006, respectively, and $171,000 and $290,000 for the three and six months ended June 30, 2005, respectively.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes included elsewhere in this quarterly report and in our Form 10/A filed with the Securities and Exchange Commission on July 12, 2006.

Special Note Regarding Forward-Looking Statements

With the exception of historical facts, the statements contained in this management’s discussion and analysis are “forward-looking” statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statements. Factors that might cause or contribute to such a difference include, but are not limited to, those discussed under “—Risks and Uncertainties” and elsewhere in this Form 10-Q. The forward-looking statements included in this document are made only as of the date of this report, and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

The following presentation of management’s discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements included in this document.

Overview

We are a next-generation MSS operator. We intend to capitalize on the rapid growth of the wireless sector in the United States by building a hybrid MSS/ATC System to offer ubiquitous satellite and terrestrial wireless service throughout the United States. We are authorized to offer MSS services in the United States using a GEO satellite. We have the opportunity in the future to seek authorization from the FCC to integrate ATC into the MSS system in order to provide integrated satellite and terrestrial services and are developing an advanced hybrid satellite terrestrial system. Our MSS/ATC System is designed to provide voice, data and Internet service throughout the United States to handsets similar to existing cellular phones.

We are not currently generating revenue from operations. The net losses we have funded and capital expenditures we have made since December 31, 2004 primarily relate to the development of our MSS/ATC System. We expect that our current resources will be sufficient to fund the development of this system through 2007. The MSS portion of the system is required to be certified as operational in July 2007. We are focusing our efforts on meeting our planned satellite design, construction and launch schedule, much of which is mandated by the FCC, while maintaining system development expenses at our planned levels.

We may offer our services to strategic service providers who could incorporate our capabilities to offer integrated satellite and terrestrial services to their customers. We may also commence operations without a strategic partner, a business model that would require substantially more capital resources than we currently have in order to develop the ATC portion of our MSS/ATC System. Accordingly, we are meeting with potential strategic partners as well as exploring alternative sources of capital. To provide ATC service, we must separately apply to the FCC for ATC authorization, which we expect to do in 2007, and meet certain “gating criteria,” which include the provision of commercial MSS service, as a pre-condition to obtaining an ATC authorization.

We are also authorized to operate a MEO satellite system globally pursuant to regulations promulgated by the United Kingdom and the ITU. Some of these regulations date back to 1997, and these regulations are currently under reconsideration in Europe. There is considerable uncertainty as to how legacy systems, such as our MEO system, would be treated in any new regulatory regime. Also, while we have constructed and launched one MEO satellite, we significantly curtailed construction activity on our

MEO system following one launch failure in 2000, as well as disagreements with the manufacturer and launch manager of our MEO satellites. The disagreements led to litigation that commenced in 2004. As a result of these disagreements as well as the regulatory uncertainties surrounding our MEO system, we significantly curtailed further construction of our MEO system.

As a result of the decision to significantly curtail further construction, the MEO satellite system has been written down to its fair value of zero for accounting purposes. Despite the curtailment of construction of our MEO satellite system and the considerable uncertainty as to the cost and effectiveness of restarting the MEO satellite program with our current manufacturer, we continue to explore the potential development of a MEO business plan outside of North America.

We are considered a development stage enterprise as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises and are not currently generating revenue from operations. There is no assurance that we will be able to obtain the funding necessary to complete the construction of our MSS/ATC System, fund our future working capital requirements, or achieve positive cash flow from operations. These and other uncertainties that could materially affect our results of operations or liquidity in the future are discussed in greater detail below in “—Risks and Uncertainties.” In the event that we are not able to realize our assets in the ordinary course of business and are forced to realize the assets by divestment, there is no assurance that the carrying value of the assets could be recovered. Our losses to date have been primarily funded by proceeds from the issuance of various forms of capital and by proceeds from the sale of ICO North America’s $650 million aggregate principal amount of 7.5% convertible notes (the “Notes”). Management plans to sustain operations with existing funds and through additional third-party equity or debt financing when necessary.

Critical Accounting Policies

The accounting policies described below are considered critical in preparing our condensed consolidated financial statements. Critical accounting policies require difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The judgments and uncertainties affecting the application of these policies include significant estimates and assumptions made by us using information available at the time the estimates are made. Actual results could differ materially from those estimates.

Impairment of Long-Lived Assets.   We have adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Pursuant to SFAS No. 144, the carrying values of long-lived assets are reviewed whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Management considers whether specific events have occurred in determining whether long-lived assets are impaired at each balance sheet date or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The determination of whether impairment exists is based on any excess of the carrying value over the expected future cash flows. Any resulting impairment charge is measured based on the difference between the carrying value of the asset and its fair value, as estimated through expected future cash flows, discounted at a market rate of return for a similar investment.

Contract Settlements.   Our policy with respect to a contract in dispute is to continue to record operating expenses and liabilities according to our contractual obligation until such contract is terminated. Upon termination, and prior to settlement, we continue to accrue estimated late payment fees and interest expense, as applicable. Upon reaching settlement, whereby the other party’s claims are legally released, we will extinguish our recorded liability, resulting in the recognition of a gain or loss on contract settlement. We recorded substantial gains on contract settlements during 2005.

Stock Based Compensation.   In the first quarter of 2006, we adopted SFAS No. 123(R) (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). The statement is a revision of SFAS No. 123,

Accounting for Stock Based Compensation (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The statement focuses primarily on accounting for transactions in which we obtain employee services in share-based payment transactions. This statement requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We adopted this statement using the modified prospective method and recorded compensation expense for the three and six months ended June 30, 2006 of $1.8 million and $3.5 million, respectively, that is included in general administrative expense on our condensed consolidated statements of operations. Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of employee stock options, consistent with the provisions of SFAS No. 123(R). Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected risk-free rate of return, expected life, dividend yield, expected volatility, and expected forfeiture rate. The risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of our employee stock options. The estimated life is based on historical employee exercise behavior. The dividend yield assumption is based on our history and expectation of dividend payments. The expected volatility assumption is based upon our historical stock price volatility, which we believe is a reasonable indicator of expected volatility. Expected forfeiture rate is based on our historical rate of forfeitures due to voluntary terminations and the fact that we have a limited number of employees, many of whom are critical to us. As of June 30, 2006, the balance of stock-based compensation cost to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is approximately $15.1 million. The period over which the unearned stock-based compensation is expected to be recognized is approximately four years.

Prior to January 1, 2006, we elected to apply the disclosure-only provisions of SFAS No. 123, and to delay full adoption of SFAS No. 123 and its revision SFAS No. 123(R), until the first quarter of 2006.

Income Taxes.   We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, tax benefits and deductions. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Since our utilization of our deferred tax assets is dependent upon future taxable income that is not assured, we have recorded a valuation allowance equal to the amount of the deferred tax assets recorded in our condensed consolidated financial statements. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would decrease in the period in which we determined that the recovery was likely.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We assess potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions as well as foreign tax obligations based on our estimate of whether, and the extent to which, additional liabilities are probable. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

Contingencies.   The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. SFAS No. 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency such as a legal proceeding or claim should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or our results of operations.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities to simplify and make more consistent the accounting for certain financial instruments. This statement permits fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. This statement also allows a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest. SFAS No. 155 is effective for all financial instruments acquired or issued after December 31, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements for any interim period for that fiscal year. We do not expect the adoption of this statement to have an impact on our financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 5, 2006 and is required to be adopted by us in the first quarter of fiscal year 2007. We are currently evaluating the impact that adoption of FIN 48 will have on our financial position and results of operations.

Results of Operations

The following table is provided to facilitate the discussion of our results of operations for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
General and administrative expenses	$9,476	$6,423	$18,485	$11,776
Research and development expenses	843	465	871	465
Contract settlements	—	(66,423)	—	(74,955)
(Gain) on disposal of assets	—	(2,030)	—	(2,030)
Interest income	(5,050)	(273)	(10,631)	(588)
Interest expense	10,673	718	22,992	3,249
Other income (expense)	362	(274)	(3,230)	(342)
Income tax benefit (expense)	4	(1,400)	(36)	(1,421)

General and Administrative Expenses

General and administrative expense, which primarily comprises executive, finance and administrative personnel costs, office facilities and related costs and professional fees, increased to $9.5 million for the three months ended June 30, 2006 from $6.4 million for the three months ended June 30, 2005. For the six months ended June 30, 2006, general and administrative expenses increased to $18.5 million from $11.8 million for the six months ended June 30, 2005. The increases are due to increases in professional fees, compensation expense related to the hiring of additional employees and $1.8 million and $3.5 million in non-cash stock-based compensation recorded in accordance with the adoption of SFAS 123(R) for the three and six months ended June 30, 2006, respectively. We expect general and administrative expenses to increase in future periods due to the hiring of additional personnel necessary to support the development of our MSS/ATC System. We anticipate the amount of increase will not be significant until the scheduled launch date of our satellite becomes nearer. To a lesser extent, we expect general and administrative expenses to increase as we become a reporting company under the Exchange Act and become subject to the rules and regulations applicable to a public company.

Research and Development Expenses

Research and development consists of third-party engineering and consulting costs associated with technology being considered for use in the MSS/ATC System. Research and development expenses for the three and six months ended June 30, 2006 were $843,000 and $871,000, respectively, and $465,000 for the three and six months ended June 30, 2005. The increases are due to additional research being performed related to the network and ground portion of our MSS/ATC system. We do not expect future research and development costs to be significant.

Contract Settlements

As explained more fully in Note 5 to our condensed consolidated financial statements, in 2002, due to a delay in the deployment of the MEO system, we initiated negotiations with gateway operators to defer certain of the payment obligations and reduce the service levels and associated expense under non-cancelable agreements that initially expire in various years through 2010. These negotiations were unsuccessful.

In 2003, we determined that we did not need all of our gateways to economically deploy the MEO system. Additionally, our Board of Directors decided to no longer provide funding to certain of our subsidiaries to pay gateway operators unless we received additional funding or the contracts with such operators were restructured to obtain a substantial cost savings. In December 2004, our Board of Directors decided to significantly curtail further construction of our global MEO satellite system, which further increased the likelihood that the gateways would not be utilized in a timely fashion in the contemplated MEO system.

As a result of our decisions, seven of ten gateway operators terminated their agreements during 2004 and 2005 and discontinued providing the requisite level of services. We have continued to accrue operating expenses and liabilities according to our subsidiaries’ contractual obligation until such obligations have been released and the operator has ceased providing services, although in most instances our subsidiaries have suspended or significantly reduced actual payments to the operators. Subsequent to the date of termination, we have continued to accrue late payment fees, if applicable, and interest expense. In 2005, upon reaching settlement with four operators, whereby the operators’ claims were legally released, we wrote off the related liabilities and recognized a gain on contract settlements of $75 million. In 2006, one other gateway operator has terminated its agreement. As of June 30, 2006, we have an accrued liability of $42.3 million related to unsettled agreements. We will pursue settlement with regard to the agreements that have been terminated but for which our subsidiaries’ obligations have not been released; however, the financial impact of settling the remaining agreements cannot be determined at this time.

Gain on Disposal of Assets

In May 2005, we settled an outstanding $2 million obligation to a vendor in exchange for certain specialized communications equipment from two of our MEO gateways, which had a net book value of $0.

Interest Income

Interest income of $5.1 million and $10.6 million for the three months and six months ended June 30, 2006, respectively, was attributable to interest earned on the investment of the proceeds of the Notes issued in August 2005. Interest income for the three and six months ended June 30, 2005 was $273,000 and $588,000, respectively. We expect interest income to decrease in future periods as our cash, cash equivalents, and available-for-sale investments balances decrease as we develop our MSS/ATC System.

Interest Expense

Interest expense for the three months and six months ended June 30, 2006 was $10.7 million and $23 million, respectively. Interest expense for the three months ended June 30, 2006 was comprised of interest on the Notes of $12.2 million, amortization of debt issuance costs of $1.6 million and interest expense related to the gateway agreements recorded as capital lease obligations of $703,000, less interest costs associated with the construction of our MSS/ATC System totaling $3.8 million that were capitalized to satellite under construction. For the six months ended June 30, 2006, interest expense was comprised of interest on the Notes of $24.4 million, amortization of debt issuance costs of $3.3 million and interest expense related to the gateway agreements recorded as capital lease obligations of $1.4 million, less interest costs associated with the construction of our MSS/ATC System totaling $6 million that were capitalized to satellite under construction. Interest expense for the three and six months ended June 30, 2005 consisted solely of interest on the gateway agreements accounted for as capital leases. We expect interest expense to be consistent with prior periods.

Other Income (Expense)

Other income (expense) is comprised primarily of gains and losses on foreign currency transactions and the write-off of cumulative translation adjustments related to the liquidation of certain foreign subsidiaries. Other income (expense) for the three and six months ended June 30, 2006 was income of $362,000 and expense of $3.2 million, respectively. Other income (expense) for the three and six months ended June 30, 2005 was insignificant.

Income Tax Benefit (Expense)

Income tax expense represents the tax on income of certain of our U.K. entities that generated taxable income on a stand-alone basis for the three and six months ended June 30, 2005. Income tax expense for the three and six months ended June 30, 2006 was insignificant.

Liquidity and Capital Resources

The following table is provided to facilitate the discussion of our liquidity and capital resources for six months ended June 30, 2006 and 2005 (in thousands):

	Six months ended June 30,
	2006	2005
Net cash provided by (used in):
Operating activities	$(32,049)	$(12,602)
Investing activities	38,332	(34,890)
Financing activities	9,920	—
Effect of foreign exchange rate changes	4,547	(102)
Net increase (decrease) in cash and cash equivalents	20,750	(47,594)
Cash and cash equvalents—beginning of period	175,510	52,551
Cash and cash equvalents—end of period	$196,260	$4,957

Cash, cash equivalents and available-for-sale investments were $342.4 million at June 30, 2006 compared to $471.7 million at December 31, 2005. As explained more fully in the following discussion and analysis of cash flows, the decrease in our liquidity is due primarily to capital expenditures of $121.1 million related to the satellite under construction and $14 million for the purchase of first-priority rights to use a desired orbital slot for our GEO satellite. We believe that our cash, cash equivalents and available-for-sale securities will be sufficient to fund our operational and capital requirements until at least the end of 2007.

Cash used in operating activities was $32 million for the six months ended June 30, 2006 compared to $12.6 million for the six months ended June 30, 2005. For the six months ended June 30, 2006, cash used in operations consisted primarily of our net loss of $35 million, partially offset by various non-cash items included in our net loss. Cash used in operating activities for the six months ended June 30, 2005 consisted primarily of net income of $60.3 million offset by contract settlements of $75 million and other non-cash items included in net income.

Cash provided by investing activities was $38.3 million for the six months ended June 30, 2006 compared to cash used in investing activities of $34.9 million for the six months ended June 30, 2005. For the six months ended June 30, 2006, the primary source of cash provided by investing activities was the net sales of investment securities of $172.8 million, partially offset by capital expenditures of $121.1 million related to the satellite under construction and $14 million for the purchase of first-priority rights to use a desired orbital slot for our GEO satellite. Cash used in investing activities for the six months ended June 30, 2005 consisted primarily of $24.5 million of net purchases of available-for-sale securities and $8.8 million related to satellite under construction.

Cash provided by financing activities was $9.9 million for the six months ended June 30, 2006. Cash provided by financing activities for the six months ended June 30, 2006 was attributable to the sale of ICO North America Class A common stock and options to purchase shares of ICO North America Class A common stock of $9.9 million to certain holders of our Notes. For the six months ended June 30, 2005, there were no financing activities.

Risks and Uncertainties

Certain risks and uncertainties that could materially affect our future results of operations or liquidity are discussed under “Part II—Other Information, Item 1A. Risk Factors” in this Form 10-Q and in our Form 10/A. In particular, these risks and uncertainties include, but are not limited to, the following matters:

•       We operate in a heavily regulated industry, and our rights to offer our planned services are tied to meeting significant milestones or otherwise satisfying our regulators. In the United States, we have met seven FCC milestones and our right to use our assigned MSS spectrum to provide service is conditioned on our completion of five additional FCC milestones, the most critical of which are successfully launching our MSS satellite by July 1, 2007 and, following the satellite launch, satisfying additional conditions with respect to the operation and integration of our ground and satellite system components in order to be able to certify by July 17, 2007, that our MSS system is operational. The other milestones, which must be accomplished by various dates before July 1, 2007, are technical benchmarks leading to the satellite launch. If we fail to meet a milestone and we are unable to obtain a waiver or extension, we could lose our MSS authorization, and a loss of our MSS authorization would be an event of default under the indenture governing the Notes. Substantially all of the $525 million to $600 million we anticipate needing to develop the MSS portion of our MSS/ATC System will be used to complete the tasks to permit us to meet the July 1 and July 17, 2007 milestones.

•       There are many risks inherent to building, launching and maintaining a satellite. We intend to obtain launch vehicle and satellite insurance and maintain in-orbit insurance coverage. These costs through 2007 are included in our estimated costs for completing the MSS portion of our MSS/ATC System. We expect the insurance policies to include customary satellite insurance exclusions and/or deductibles and material change limitations. We anticipate that, as is common in the industry, we will not insure against business interruption, lost revenues or delay of revenues in the event of a total or partial loss of the communications capacity or life of the satellite. Accordingly, we will not be fully insured for all of the potential losses that may be incurred upon a satellite launch failure or other malfunction. In addition, our business plan contemplates operating one satellite, and a launch failure would result in significant delays in the deployment of the satellite due to the need to construct a replacement, which can take 27 months or longer, and to obtain a launch opportunity for the replacement satellite. If we were unable to obtain a waiver or extension from the FCC, we could lose our MSS authorization, and a loss of our MSS authorization would be an event of default under the indenture governing the Notes. In addition, in the event that the MSS/ATC System is not certified as operational by August 15, 2008, the annual interest rate on the Notes will increase by 1.5% initially and by an additional 1.5% every 30 days until certification is achieved, up to a maximum annual interest rate of 13.5%, and all interest payments on the Notes will be required to be paid in cash.

•       We believe we have sufficient capital resources to complete the MSS portion of our MSS/ATC System and certify to the FCC that the MSS portion is operational. We may seek potential strategic partners to assist us in developing the ATC portion of our MSS/ATC System. If we chose to complete our MSS/ATC System without partners, we would need to raise substantial additional funding through equity and/or debt offerings. The category of business or consumer market we choose to serve, the type and extent of ATC infrastructure necessary to serve such market and the geographic scope of our service area will affect the amount of capital needed for the terrestrial ATC portion of our MSS/ATC System. We expect that the additional funding needed for the type and scope of ATC service we would pursue without strategic partners would range from approximately $200 million to $400 million, depending on the business or consumer market we choose to serve, the type and extent of ATC infrastructure necessary to serve such market and the geographic scope of our service area. If we were to develop the ATC portion of our MSS/ATC System with a strategic partner, we expect that we and the partner would pursue the development of a more capital intensive ATC infrastructure that would be more robust and would cover a wider geographic service area. We do not currently have the funding required to develop the ATC infrastructure alone. To provide ATC service, we must separately apply to the FCC for ATC authorization, which we expect to do in 2007, and meet certain “gating criteria,” which include the provision of commercial MSS service, as a pre-condition to obtaining ATC authorization. If the MSS/ATC System is not certified as operational by August 15, 2008, the annual interest rate on the Notes will increase by 1.5% initially and by an additional 1.5% every 30 days until certification is achieved, up to a maximum annual interest rate of 13.5% and all payments on the Notes will be required to be paid in cash.

•       For U.S. federal income tax purposes, we realized a gain of more the $300 million on the disposition of certain securities in 2003. This gain was offset by losses incurred in connection with the abandonment of certain assets related to our MEO network in the same year. The Internal Revenue Service is currently auditing our 2003 tax year in which these transactions occurred. To the extent the IRS disallows the deductions claimed, we could face a tax liability, although we believe this may be partially reduced by applying our approximately $124 million of net operating losses carried forward from previous tax years and our approximately $16 million of net operating losses carried back from subsequent years. Depending on the outcome of the tax audit and whether we are able to offset a portion of any gain with our operating losses, we could have a tax liability ranging from approximately $50 million to $103 million (not including any interest or penalties that might be imposed).

•       We are engaged in litigation with The Boeing Company and BSSI arising out of agreements for the development and launch of MEO satellites. BSSI’s allegations are unproven and it has not specified the amount of monetary relief is seeking. We have asserted cross-claims that we believe are meritorious. From August 2004 through June 30, 2006, we have spent approximately $8.4 million in pursuing this litigation and expect that we will continue to incur costs at a similar rate through the duration of the litigation. Due to the uncertain nature of litigation and the many factors beyond our control, we could incur greater costs as the litigation proceeds.

•       Our MEO system has met seven of eight milestones specified for 2GHz MSS systems in Europe. The final milestone to enable us to maintain our MEO authorization would be the provision of commercial services in Europe, the precise requirements and timing of which have not been determined. A new regulatory framework with new milestones is currently being contemplated. There is considerable uncertainty as to how legacy systems, such as our MEO system, would be treated in any new regulatory regime. Depending on the development of a MEO business plan and the associated costs (including the costs to comply with the final milestone or any new milestones imposed), as well as the success of discussions with potential partners who could provide the funding for the development of the MEO system, we may or may not proceed with the development of our physical and regulatory MEO assets.

We are subject to additional risks and uncertainties discussed under “Part II—Other Information, Item 1A. Risk Factors” included in our Form 10 /A filed with the Securities and Exchange Commission on July 12, 2006, that could adversely affect the planned development, operation or commercialization of our MSS/ATC System and our costs, competitive position, financial condition and ability to realize earnings.

Contractual Obligations

In the table below, we set forth our contractual obligations, including long-term debt and other obligations and commitments that are payable subsequent to June 30, 2006 (in millions):

			Years ended December 31,
		Remainder			2011 and
	Total	of 2006	2007-2008	2009-2010	Thereafter
Long-term debt obligations(1)	$820.6	$24.4	$97.5	$698.7	$—
Capital lease obligations	25.2	15.4	6.1	3.7	—
SAN operating lease obligations	13.1	1.7	6.8	4.6	—
Other operating lease obligations	1.9	0.2	0.7	0.6	0.4
Purchase obligations(2)	176.8	93.6	61.0	1.7	20.5
Total	$1,037.6	$135.3	$172.1	$709.3	$20.9

       (1) Assumes all interest payments on our Notes are made in cash and at an interest rate of 7.5%. Subject to the satisfaction of certain conditions and to certain exceptions, commencing February 15, 2008, we have the option of paying interest with additional notes in lieu of cash at an increased rate of 8.5% per annum. In the event that our MSS/ATC System is not certified as operational by August 15, 2008, the interest rate on the Notes increases by 1.5% initially and by an additional 1.5% every 30 days until certification is achieved, up to a maximum annual interest rate of 13.5%, and all payments on the Notes are required to be paid in cash.

       (2) We have an agreement with Space Systems/Loral, Inc. to design, develop, manufacture, test and deliver one GEO satellite and develop, test and implement certain ground based systems related to the operation of the satellite. The satellite is to be delivered in May 2007. We also retain an option to purchase one spare GEO satellite exercisable through December 31, 2008. The satellite contract may be terminated by us for our convenience in whole (meaning as to the whole of the then remaining work) or in part. In the case of termination in whole by us or termination by Space Systems/Loral due to our default, our liabilities are stipulated in an agreed upon liability termination schedule that approximates the total amounts paid or payable by us at the time of termination.

Under our agreement with Lockheed Martin Commercial Launch Services, Inc. (“LMCLS”) for the provision of launch services for our GEO satellite, our launch period commences on May 31, 2007. We have purchased launch risk protection insurance from LMCLS and retain and option to require LMCLS to provide a replacement launch in the event that we determine that the initial launch resulted in a satellite failure. The launch services contract may be terminated for any reason by us for our convenience. In the case of termination, our liabilities are stipulated in an agreed-upon termination liability schedule. The same stipulated termination liability schedule would be applicable if LMCLS terminates the contract due to our default, including a default due to our delay beyond an agreed upon maximum postponement period for the launch service.

We have an agreement with Hughes Network Systems, LLC (“HNS”) to provide gateway services including the design, manufacture, delivery, and test of the radio frequency subsystem, the gateway system controller, the gateway control network and the gateway system inter-connections. The gateway will be located at the HNS facility in North Las Vegas, Nevada and is scheduled to be delivered in June 2007. We retain an option to purchase a diverse site radio frequency terminal along with an option for the provision of operations and maintenance services at the North Las Vegas and diverse sites. This agreement may be terminated for any reason by us for its convenience. In the case of termination, our liabilities are stipulated in an agreed-upon termination liability schedule that approximates the total amounts paid or payable by us at the time of termination. The same stipulated termination liability schedule would be applicable if HNS terminates the contract due to our default.

Remaining payments pursuant to these agreements of approximately $153.6 million are payable based on the achievement of certain construction, delivery and deployment milestones, which are expected to occur during the remainder of 2006 and 2007. Additional payments of $23.2 million related to in-orbit satellite performance incentives are payable over 15 years from 2007 through 2022.

In addition, we are required, under the terms of the indenture governing the Notes, to obtain launch insurance and maintain in-orbit insurance coverage, each in an amount equal to the full replacement cost of the GEO satellite. We have not yet determined what the cost of obtaining such insurance will be, but expect the launch insurance to range from approximately $40 million to $60 million.

Inflation

The impact of inflation on our consolidated financial condition and the results of operations was not significant during any of the periods presented.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined under SEC rules.

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

We have assessed our vulnerability to certain market risks, including interest rate risk associated with available-for-sale securities, long-term debt, accounts payable, capital lease obligations, and cash and cash equivalents and foreign currency risk associated with capital lease obligations and cash held in foreign currencies.

Our investment portfolio consists of fixed income debt securities, including money market funds, commercial paper, government obligations and corporate bonds, with a fair value of approximately $415.7 million as of June 30, 2006 and $537.6 million as of December 31, 2005. The primary objective of our investments in fixed income securities is to preserve principal, while maximizing returns and minimizing risk, and our policies require that we make these investments in short-term, highly-rated securities. For available-for-sale securities, unrealized gains and losses are recorded in other comprehensive income. Losses will not be realized in the condensed consolidated statement of operations unless the individual securities are sold prior to recovery or determined to be other-than-temporarily impaired. We manage our interest rate risk by purchasing securities with maturities that correspond to our liquidity needs for operations, capital expenditures and debt service. Due to the short-term nature of these investments (less than 180 days) and our investment policies and procedures, we have determined that the risk associated with interest rate fluctuations related to these financial instruments is not material to us.

Our convertible long-term debt bears interest at a fixed rate of 7.5%, matures on August 15, 2009 and has a fair value of approximately $747.5 million as of June 30, 2006 and approximately $903.5 million as of December 31, 2005.

Our primary foreign currency exposure relates to cash balances in foreign currencies. Due to the small balances we hold, we have determined that the risk associated with foreign currency fluctuations is not material to us. We do not enter into any hedging or derivative transactions to manage our exposure to foreign currency risk.

Item 4.                          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our “disclosure controls and procedures” as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (“Exchange Act”) as of June 30, 2006. These disclosure controls and procedures ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of June 30, 2006, based on the evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective because of the material weaknesses described below.

Material Weaknesses

In connection with its audit of our financial statements for the years ended December 31, 2003, 2004 and 2005, our independent registered public accounting firm reported two material weaknesses in the internal controls over our ability to produce financial statements free from material misstatements. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our independent registered public accounting firm reported a lack of sufficient qualified technical accounting personnel and deficiencies in our financial closing and report process including but not limited to adequate controls regarding the initialization and support of journal entries.

In light of the deficiencies described above, we have performed additional analysis and reviews to provide reasonable assurance that the financial statements in this Form 10-Q have been prepared in accordance with generally accepted accounting principles.

Our management, with the participation of our chief executive officer and chief financial officer, has developed a plan to address these material weaknesses that includes the hiring of additional qualified technical accounting personnel, as well as the performance of an assessment of our current accounting and reporting policies and procedures. In addition to this plan, we are in the beginning stages of a Section 404 compliance project that is described below. We believe that these steps will correct the material weaknesses described above.

Section 404 Compliance Project

Beginning with the year ending December 31, 2007, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include management’s report on our internal control over financial reporting in our Annual Report on Form 10-K. The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal control over financial reporting is effective, and (4) a statement that our registered independent public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting.

In order to achieve compliance with Section 404 within the prescribed period, management has commenced a Section 404 compliance project under which management plans to engage outside consultants and adopt a detailed project work plan to assess the adequacy of our internal control over financial reporting, remediate any control deficiencies that may be identified, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.

During the fiscal quarter ended June 30, 2006, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                          Legal Proceedings

See Note 7 of our condensed consolidated financial statements, “Commitments and Contingencies” included in Part I, Item 1 of this quarterly report, for a discussion of the material legal proceedings to which we are a party.

Item 1A.                  Risk Factors

The risk factor disclosure included under Item 1A of our Form 10/A for the fiscal year ended December 31, 2005 and quarter ended March 31, 2006 filed with the Securities and Exchange Commission on July 12, 2006 has not materially changed.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds.

Management believes that the security transaction that is described in the table below was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) as a transaction not involving any public offering. The number of investors was limited, the investors were either accredited or otherwise qualified and had access to material information about the registrant, and restrictions were placed on the resale of the securities sold.

Date	Title	Amount	Consideration	Recipient
June 7, 2006	Class A common stock	27,851	—	Eagle River, Inc.	(1)

       (1) Issued as compensation for advisory services performed from November 11, 2005 through February 28, 2006.

Item 3.                          Defaults Upon Senior Securities.

None.

Item 4.                          Submission of Matters to a Vote of Security Holders.

(a)          The annual meeting of stockholders of ICO Global Communications (Holdings) Limited was held on July 13, 2006.

(b)         All director nominees were elected.

(c)          Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Proposals and Vote Tabulations

Election of Directors

Director	Votes Received	Votes Withheld
Craig O. McCaw	490,073,000	—
J. Timothy Bryan	490,073,000	—
Donna P. Alderman	490,073,000	—
Samuel L. Ginn	490,073,000	—
Barry Rowan	490,073,000	—
R. Gerard Salemme	490,073,000	—
David Wasserman	490,073,000	—
Benjamin G. Wolff	490,073,000	—

	Votes Cast			Broker
	For	Against	Abstain	Non-votes
Ratification of selection of independent auditors for 2006	490,073,000	—	—	—
1 for 3 reverse stock split at the discretion of Board of Directors	490,073,000	—	—	—

Item 5.                          Other Information.

None.

Item 6.                          Exhibits

Ex. 31(a)	Certification of J. Timothy Bryan, Chief Executive Officer.
Ex. 31(b)	Certification of Dennis Schmitt, Senior Vice President, Finance (principal financial officer).
Ex. 32	Certification of J. Timothy Bryan, Chief Executive Officer and Dennis Schmitt, Senior Vice President, Finance (principal financial officer) pursuant to 18 U.S.C. section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

ICO GLOBAL COMMUNICATIONS (HOLDINGS) LIMITED
(Registrant)

Dated: August 14, 2006	By:	/s/ J. Timothy Bryan
J. Timothy Bryan
Chief Executive Officer