Form 10-Q/A
period 2006-06-30
ICO Global Communications (Holdings) LTD
filed 2006-09-07
CIK 1359555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment #1)

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

EXPLANATORY NOTE

This Form 10-Q/A amends our previously filed Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 by adding disclosure to Part I, Items 2 (Management’s Discussion and Analysis of Financial Results and Results of Operation) and 4 (Controls and Procedures). This amendment has no effect on ICO’s condensed consolidated balance sheets, statements of operations, statements of comprehensive income (loss) or statements of cash flows.

ICO GLOBAL COMMUNICATIONS (HOLDINGS) LIMITED
FORM 10-Q/A
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

Special Note Regarding Forward-Looking Statements

With the exception of historical facts, the statements contained in this management’s discussion and analysis are “forward-looking” statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statements. Factors that might cause or contribute to such a difference include, but are not limited to, those discussed under “—Risks and Uncertainties” and elsewhere in this Form 10-Q/A. The forward-looking statements included in this document are made only as of the date of this report, and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

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

Risks and Uncertainties

Certain risks and uncertainties that could materially affect our future results of operations or liquidity are discussed under “Part II—Other Information, Item 1A. Risk Factors” in this Form 10-Q/A and in our Form 10/A. In particular, these risks and uncertainties include, but are not limited to, the following matters:

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

•  In connection with their audit of our financial statements for the years ended December 31, 2003, 2004 and 2005, our independent auditors identified material weaknesses in our internal controls. Certain of these were matters that could, in our auditor’s judgment, adversely affect our ability to record, process, summarize and report financial data. The comments and recommendations provided by our auditors included, but were not limited to: the need to employ additional financial reporting staff with adequate technical training and experience in connection with the preparation of consolidated financial statements on a timely basis and the need to improve control procedures with respect to recording journal entries.

As of June 30, 2006, we had not remedied the material weaknesses identified by our auditors. If these material weaknesses are not remedied, they could materially adversely affect our business and results of operations. For example, if we do not have sufficient adequately trained and experienced accounting personnel, we may be unable to prepare our financial statements on time and may not accurately reflect our performance or condition, which may adversely affect our business and compliance with SEC reporting obligations.

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

Contractual Obligations

Our primary contractual obligations include our long term debt as well as payments and other obligations under our primary agreements for the design, manufacture and launch of our GEO satellite and procurement of equipment and other services for our gateway system. In the table below, we set forth our contractual obligations that are payable subsequent to June 30, 2006 (in millions):

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

       (2) As of June 30, 2006, we had remaining payments of approximately $153.6 million that are payable based on the achievement of certain construction, delivery and deployment milestones related to the development of the MSS/ATC System, which are expected to occur in 2006 and 2007.  This amount includes approximately $89.8 million of remaining payments under our agreement with Space Systems/Loral, Inc. (“Loral”). An additional $23.2 million related to in-orbit satellite performance incentives is payable to Loral over 15 years from 2007 through 2022.

Through our majority owned subsidiary ICO North America, we have an agreement with Loral, to design, develop, manufacture, test and deliver one GEO communications satellite and to develop, test and implement certain ground based systems related to the operation of the satellite. The satellite is scheduled to be delivered in May 2007. We also retain an option to purchase one spare GEO communications satellite through December 31, 2008.

We may terminate the satellite contract for our convenience in whole (meaning as to the whole of the then remaining work) or in part. In the case of termination in whole, our liabilities are stipulated in an agreed-upon termination liability schedule that approximates the total amounts paid or payable by us at the time of termination. If the satellite portion of the contract is terminated, we are required to terminate the contract in whole. The same stipulated termination liability schedule would be applicable if Loral terminates the contract due to our default.

In general, title to and risk of loss of the satellite passes from Loral to us at the time of intentional ignition of the launch vehicle. Title to the ground based systems passes to us when such systems have been proven operable at the gateway to be used by us. Loral is responsible for maintaining property insurance against the risk of loss or damage to the satellite up to the moment risk of loss passes to us. With certain exceptions, Loral is responsible for securing all licenses, approvals and consents as may be required for performance of the satellite contract. Subject to certain exceptions, we bear the risk (including additional costs, if any) resulting from excusable delays under the satellite contract, as well as risk of loss for the satellite from the time of intentional ignition of the launch vehicle. There can be no assurance that events constituting excusable delays will not arise or, if any event constituting excusable delay does arise, that it will be resolved on terms that are not materially adverse to us.

Upon a specified default by Loral, including the inexcusable delay beyond an agreed upon period of delivery of the satellite, we may, subject to certain exceptions, terminate the contract. Under the termination for default, Loral shall refund to us all payments made plus interest thereon from the date payment was received by Loral to the date the refund was received by us. In addition, Loral shall be required to pay any liquidated damages for delays that have accrued up to the date of notice of termination for default. Liquidated damages may be available from Loral for failure to meet the FCC satellite construction implementation milestones and for late delivery of the satellite. In the event of default by Loral, there can be no assurance that we will be able to find a substitute provider in a timely manner or on economically acceptable terms.

On March 10, 2006, we entered into an agreement with Lockheed Martin Commercial Launch Services, Inc. (“LMCLS”) for the provision of launch services for our GEO satellite. The launch period established for launch of the satellite is May 31, 2007 through September 30, 2007. We have purchased launch risk protection insurance from LMCLS, providing for a potential refund in the case of a satellite failure after launch due to the launch vehicle. We also retain an option to require LMCLS to provide a replacement launch in the event that we determine that the initial launch resulted in a satellite failure within the first six months after launch.

We may terminate the launch services contract for any reason for our convenience. In the case of termination, our liabilities are stipulated in an agreed-upon termination liability schedule. The same stipulated termination liability schedule would be applicable if LMCLS terminates the contract due to our default, including default due to our delay beyond an agreed upon maximum postponement period for the launch service. At no time do we obtain title to or ownership in the launch vehicle. The launch vehicle remains the property of LMCLS. With certain exceptions, LMCLS is responsible for securing all licenses, approvals and consents as may be required for performance of the launch services contract.

Upon a specified default by LMCLS, including LMCLS’s delay beyond an agreed maximum postponement period for the launch service, we may, subject to certain exceptions, terminate the contract. Under the termination for default, LMCLS shall refund to us all payments made by us. In addition, LMCLS shall be required to pay any liquidated damages for delays that have accrued up to the date of notice of termination for default. In the event of default by LMCLS, there can be no assurance that we will be able to find a substitute launch services provider in a timely manner or on economically acceptable terms.

On May 10, 2006, we entered into an agreement with Hughes Network Systems, LLC (“HNS”) to provide gateway services including the design, manufacture, delivery, and test of the radio frequency subsystem, the gateway system controller, the gateway control network and the gateway system inter-connections. The gateway will be located at the HNS facility in North Las Vegas, Nevada and is scheduled to be delivered in June 2007. We retain an option to purchase a diverse site radio frequency terminal along with an option for the provision of operations and maintenance services at the North Las Vegas and diverse sites.

We may terminate this agreement for any reason for our convenience. In the case of termination, our liabilities are stipulated in an agreed-upon termination liability schedule that approximates the total amounts paid or payable by us at the time of termination. The same stipulated termination liability schedule would be applicable if HNS terminates the contract due to our default.

Upon a specified default by HNS, including HNS’s delay beyond the agreed delivery dates for completion of the gateway, we may, subject to certain exceptions, terminate the contract. Under the termination for default, HNS is required to refund to us all payments made by us. In addition, HNS is required to pay any liquidated damages for delays that have accrued up to the date of notice of termination for default.

HNS is responsible for securing all licenses, approvals and consents as may be required for performance of the gateway contract. In general, title to and risk of loss of the gateway passes from HNS to us when such systems have been proven acceptable.

In the event of default by HNS, there can be no assurance that we will be able to find a substitute gateway provider in a timely manner or on economically acceptable terms.

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

Material Weaknesses

During the third quarter of 2005, in connection with its audit of our financial statements for the years ended December 31, 2003, 2004 and 2005, our independent registered public accounting firm reported two material weaknesses in the internal controls over our ability to produce financial statements free from material misstatements. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. For all periods presented, our independent registered public accounting firm reported a lack of sufficient qualified technical accounting personnel and deficiencies in our financial closing and report process including but not limited to adequate controls regarding appropriate segregation of duties and proper levels of review related to the recording of journal entries. Many of the deficiencies noted were due to the small size of our accounting and finance staff which led to the concentration of duties in our individual staff members. We believe these deficiencies have existed since the fourth quarter of 2002 when we significantly reduced our accounting and finance staff.

In light of the deficiencies described above, we have performed additional analysis and reviews to provide reasonable assurance that the financial statements in this Form 10-Q/A have been prepared in accordance with generally accepted accounting principles.

Our management, with the participation of our chief executive officer and chief financial officer, has developed a plan to address these material weaknesses that includes the hiring of additional qualified technical accounting personnel, performing additional reviews of journal entries and the performance of an assessment of our current accounting and reporting policies and procedures. Since June 30, 2006 we have hired one additional full-time employee, are in the process of hiring at least two additional full-time employees, and have developed procedures to provide for added review of journal entries. In addition to this plan, we are in the beginning stages of a Section 404 compliance project that is described below. We believe that these steps will correct the material weaknesses described above.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned there unto duly authorized.

ICO GLOBAL COMMUNICATIONS (HOLDINGS) LIMITED
(Registrant)

Dated: September 7, 2006	By:	/s/ J. Timothy Bryan
J. Timothy Bryan
Chief Executive Officer