Form 10-Q
period 2006-09-30
ICO Global Communications (Holdings) LTD
filed 2006-11-14
CIK 1359555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐.

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

As of November 1, 2006, the registrant had 143,315,460 shares of Class A common stock and 54,840,000 shares of Class B common stock outstanding.

ICO GLOBAL COMMUNICATIONS (HOLDINGS) LIMITED
FORM 10-Q
For the three and nine months ended September 30, 2006

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets
(in thousands, except share data, unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$174,414	$175,510
Restricted cash	825	1,650
Available-for-sale investments	107,770	296,163
Restricted investments	48,261	48,707
Prepaid expenses and other current assets	1,324	2,002
Total current assets	332,594	524,032
Property in service―net of accumulated depreciation of $143 and $32	396	323
Satellite system under construction	287,507	117,068
Restricted investments	—	46,226
Debt issuance costs―net of accumulated amortization of $7,373 and $2,432	22,185	27,126
Other assets	14,000	—
Total	$656,682	$714,775
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
Accounts payable	$455	$1,084
Accrued payroll	763	1,055
Accrued satellite system construction payable	12,374	27,595
Accrued expenses	18,494	17,808
Accrued interest	16,033	25,950
Income tax payable	1,313	1,240
Current portion of capital lease obligations	12,754	9,623
Total current liabilities	62,186	84,355
Capital lease obligations, less current portion	4,595	7,568
Convertible long-term debt	650,000	650,000
Total liabilities	716,781	741,923
Commitments and contingencies (Note 7)
Stockholders’ equity (deficiency in assets):
Preferred stock, $.01 par value, 75,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.01 par value, 900,000,000 shares authorized, 201,284,352 and 200,203,884 shares issued and outstanding	2,013	2,002
Class B convertible common stock, $.01 par value, 150,000,000 shares authorized, 85,843,382, and 86,849,882 shares issued and outstanding	858	868
Additional paid-in capital	2,713,431	2,699,856
Treasury stock, 57,968,892 shares of Class A common stock and 31,003,382 shares of Class B convertible common stock	(877,489)	(877,489)
Deferred stock-based compensation	—	(2,063)
Accumulated other comprehensive income	12,702	9,127
Deficit accumulated during the development stage	(1,911,614)	(1,859,449)
Total stockholders’ equity (deficiency in assets)	(60,099)	(27,148)
Total	$656,682	$714,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations
(in thousands, except share and per share data, unaudited)

					February 9, 2000
					(inception) to
					September 30,
	Three months ended		Nine months ended		2006
	September 30,		September 30,		(development
	2006	2005	2006	2005	stage period)
Operating expenses:
General and administrative	$8,811	$7,708	$27,296	$19,484	$566,804
Research and development	2,831	105	3,702	570	66,429
Contract settlements	—	—	—	(74,955)	(74,955)
Impairment of property under construction	—	—	—	—	1,438,304
(Gain) loss on disposal of assets	(8)	—	(8)	(2,030)	11,100
Operating income (loss)	(11,634)	(7,813)	(30,990)	56,931	(2,007,682)
Interest income	4,735	2,980	15,366	3,568	117,440
Interest expense	(9,788)	(7,396)	(32,780)	(10,645)	(139,367)
Other expense	(515)	(96)	(3,745)	(438)	(873)
Income (loss) before income taxes	(17,202)	(12,325)	(52,149)	49,416	(2,030,482)
Income tax benefit (expense)	20	283	(16)	(1,138)	120,812
Net income (loss) before cumulative effect of a change in accounting principle	(17,182)	(12,042)	(52,165)	48,278	(1,909,670)
Cumulative effect of a change in accounting principle	—	—	—	—	(1,944)
Net income (loss)	$(17,182)	$(12,042)	$(52,165)	$48,278	$(1,911,614)
Basic income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(0.09)	$(0.06)	$(0.26)	$0.25	$(9.93)
Cumulative effect of a change in accounting principle	—	—	—	—	(0.01)
Basic income (loss) per share	$(0.09)	$(0.06)	$(0.26)	$0.25	$(9.94)
Diluted income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(0.09)	$(0.06)	$(0.26)	$0.24	$(9.93)
Cumulative effect of a change in accounting principle	—	—	—	—	(0.01)
Diluted income (loss) per share	$(0.09)	$(0.06)	$(0.26)	$0.24	$(9.94)
Weighted average shares outstanding used to compute basic income (loss) per share	197,528,617	194,653,602	197,499,719	194,653,602	192,352,275
Weighted average shares outstanding used to compute diluted income (loss) per share	197,528,617	194,653,602	197,499,719	199,778,871	192,352,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands, unaudited)

					February 9, 2000
					(inception) to
					September 30,
	Three months ended		Nine months ended		2006
	September 30,		September 30,		(development
	2006	2005	2006	2005	stage period)
Net income (loss)	$(17,182)	$(12,042)	$(52,165)	$48,278	$(1,911,614)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	27	(52)	54	(82)	(21)
Cumulative translation adjustments	226	134	3,521	727	12,723
Comprehensive income (loss)	$(16,929)	$(11,960)	$(48,590)	$48,923	$(1,898,912)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

			February 9, 2000
			(inception) to
			September 30,
	Nine months ended		2006
	September 30,		(development
	2006	2005	stage period)
Operating activities:
Net income (loss)	$(52,165)	$48,278	$(1,911,614)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	5,273	—	24,908
Depreciation	111	—	3,422
Amortization of debt issuance costs	4,941	892	7,373
Unrealized foreign exchange (gain) loss	(554)	444	(4,941)
(Gain) loss on disposal of assets	(8)	(2,030)	11,100
Impairment of property under construction	—	—	1,438,304
Gain on contract settlements	—	(74,955)	(74,955)
Gain on Nextel share-pledge derivative	—	—	(9,168)
Deferred tax credit	—	—	(121,928)
Other than temporary loss on available-for-sale securities	—	—	689
Amortization of capitalized SAN operator incentive	—	—	2,593
Cost of issuance of shares to distribution partners	—	—	37,440
Other	—	—	30,573
Other changes in certain assets and liabilities:
Prepaid expenses and other current assets	732	571	48,945
Accrued interest income	1,401	(1,137)	(2,918)
Accounts payable	(643)	201	(501)
Accrued interest payable	(21,077)	9,923	56,554
Accrued payroll and other accrued expenses	726	2,730	58,615
Net cash used in operating activities	(61,263)	(15,083)	(405,509)
Investing activities:
Proceeds from launch insurance	—	—	225,000
Debtor in possession advance in relation to Old ICO	—	—	(275,000)
Acquisition of net assets of Old ICO	—	—	(117,590)
Cash received from Old ICO at acquisition	—	—	107,436
Restricted cash	825	(1,650)	(5,899)
Purchases of satellite system under construction	(174,753)	(43,445)	(262,998)
Purchases of property under construction	—	—	(497,890)
Purchases of property in service	(171)	(169)	(2,001)
Investment in unconsolidated subsidiaries	—	—	(2,373)
Purchases of other assets	(14,000)	—	(14,000)
Purchases of available-for-sale investments	(372,462)	(314,767)	(3,567,083)
Maturities and sales of available-for-sale investments	558,795	14,727	3,460,595
Purchases of restricted investments	(650)	(93,583)	(94,233)
Maturities of restricted investments	48,035	—	48,035
Proceeds from contract amendments	—	—	44,434
Proceeds from sale of assets	8	30	12,106
Net cash provided by (used in) investing activities	45,627	(438,857)	(941,461)
Financing activities:
Net proceeds from issuance of common stock	43	—	597,918
Proceeds from issuance of convertible notes	—	650,000	650,000
Debt issuance costs	—	(27,853)	(29,558)
Proceeds from sales of subsidiary stock and stock options	9,920	—	9,920
Advances from affiliates	—	—	324,395
Repayment of advances from affiliates	—	—	(324,395)
Repayment of note payable to Eagle River	—	—	(37,500)
Repayment of operator financing	—	—	(5,727)
Proceeds from pledge of Nextel shares	—	—	351,600
Proceeds from loan from Teledesic LLC	—	—	20,000
Acquisition of ICO shares from minority interest stockholder	—	—	(30,868)
Net cash provided by financing activities	9,963	622,147	1,525,785
Effect of foreign exchange rate changes on cash and cash equivalents	4,577	(534)	(4,401)
Net increase (decrease) in cash and cash equivalents	(1,096)	167,673	174,414
Cash and cash equivalents—beginning of period	175,510	52,551	—
Cash and cash equivalents—end of period	$174,414	$220,224	$174,414

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows (Continued)
(in thousands, unaudited)

			February 9, 2000
			(inception) to
			September 30,
	Nine months ended		2006
	September 30,		(development
	2006	2005	stage period)
Supplemental disclosure:
Income taxes paid	$—	$43	$7,288
Interest paid	48,750	—	101,652
Capitalized interest	10,907	151	12,135
Supplemental disclosure of non-cash activities:
Issuance of Class A common shares in respect of investment in Ellipso, Inc.	—	—	6,863
Issuance of Class B common shares in respect of investment in Ellipso, Inc.	—	—	74
Issuance of Class A common shares in respect of investment in Constellation Communications Holdings, Inc.	—	—	904
Increase (decrease) in accrued satellite system construction payable	(15,221)	—	12,374
Equipment acquired in capital lease agreements	—	—	42,096
Issuance of warrants for the repayment of debt	—	—	4,950
Issuance of shares for advisory services	402	—	402
The following securities of ICO arose from the acquisition of Old ICO’s net assets:
93,700,041 Class A common shares and options to acquire Class A common shares issued	—	—	679,873
31,003,382 Class B common shares issued	—	—	275,000
1,600,000 Class A common shares issued to distribution partners	—	—	16,720
200,000 Class A common shares committed to distribution partners	—	—	2,090
50,000,000 warrants issued to acquire Class A common shares	—	—	180,000

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

As the Company is not currently generating revenue from operations, there is no assurance that the Company will be able to obtain the funding necessary to complete the construction of the MSS/ATC System, fund its future working capital requirements, or achieve positive cash flow from operations. In addition, the Company operates in a heavily regulated industry, and its rights to offer its planned services are tied to meeting significant milestones or otherwise satisfying its regulators. In November 2006, the Company requested an extension from the FCC of the remaining milestone dates in its authorization for construction and launch of its satellite. If the Company fails to meet a milestone and it is unable to obtain a waiver or extension, the Company could lose its MSS authorization, and a loss of its MSS authorization would be an event of default under the indenture governing the Company’s $650 million aggregate principal amount of convertible notes due in August 2009 (the “Notes”) (see Note 6). In the event that the Company is not able to realize its assets in the ordinary course of business, and is forced to realize the assets by divestment, there is no assurance that the carrying value of the assets could be recovered.

3.   Summary of Significant Accounting Policies

Interim Financial Statements—The financial information as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 that is included in the accompanying condensed consolidated financial statements is unaudited and includes all adjustments, consisting of normal recurring adjustments and accruals, considered necessary for a fair presentation. Certain information and footnote disclosures have been condensed or omitted. The financial information as of December 31, 2005, is derived from the Company’s audited consolidated financial statements and notes for the year ended December 31, 2005, included in Item 13 in the Company’s Form 10/A for the year ended December 31, 2005. These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2005 included in the Company’s Form 10/A filed with the Securities and Exchange Commission. Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any other interim period.

Use of Estimates—The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are used when accounting for depreciation, taxes, contingencies, asset useful lives and valuation of stock compensation awards, among others. Actual results could differ from those estimates. Estimates are evaluated on an ongoing basis.

Cash and Cash Equivalents—Cash and cash equivalents is defined as short-term highly liquid investments with original maturities from the date of purchase of 90 days or less. Cash and cash equivalents is comprised of the following (in thousands):

	September 30,	December 31,
	2006	2005
Cash	$20,517	$20,821
Money market funds	11,738	7,877
Commercial paper	142,159	146,812
	$174,414	$175,510

Restricted Cash—As of September 30, 2006 and December 31, 2005, the Company has restricted cash of $825,000 and $1.7 million, respectively, related to a bond which is held pursuant to conditions of the Company’s FCC authorization to operate in the MSS spectrum.

Restricted Investments—The Company’s restricted investments consist of U.S. Treasury securities held as collateral for future interest payments related to the Company’s Notes. The maturity dates of these investments correspond with interest payment dates as specified in the Notes. These investments are classified as held-to-maturity and are reported at amortized cost. As of September 30, 2006, restricted investments with maturity dates in February and August 2007 are classified as current. As of December 31, 2005, restricted investments with maturity dates during 2006 are classified as current and restricted investments with maturity dates in 2007 are classified as non-current. Gross unrealized losses were $263,000 and $304,000 as of September 30, 2006 and December 31, 2005, respectively.

Satellite System Under Construction—Satellite system under construction represents payments made and accrued for third-party construction and engineering costs incurred in the design, manufacture, test and launch of the MSS/ATC System. Satellite system under construction will be classified as property in service when placed into service and will be depreciated using the straight-line method based on an anticipated useful life of ten to fifteen years. Only the costs of constructing successfully deployed satellites will be transferred to property in service. Losses resulting from any unsuccessful launches or satellite failures will be recognized as those events occur, and insurance proceeds, if any, related to such losses will be recorded when their realization becomes determinable.

Capitalized Interest—The Company capitalizes interest costs associated with the construction of the MSS/ATC System. Interest capitalized to satellite system under construction for the three and nine months ended September 30, 2006 was $4.9 million and $10.9 million, respectively and $151,000 for both the three and nine months ended September 30, 2005.

Debt Issuance Costs—Costs incurred in connection with the issuance of the Company’s Notes have been capitalized and are included in debt issuance costs on the condensed consolidated balance sheets. These costs are amortized using the effective interest method from issuance in August 2005 through maturity in August 2009. Amortization of debt issuance costs is included in interest expense on the condensed consolidated statements of operations and totaled $1.7 million and $5.0 million for the three and nine months ended September 30, 2006, respectively, and $892,000 for both the three and nine months ended September 30, 2005.

Other Assets—Other assets represents payments made to acquire first-priority rights to use a desired orbital slot. The Company currently intends to utilize such slot when it deploys the satellite to be used in the MSS/ATC System. The Company expects to amortize such costs over the estimated useful life of its satellite system under construction, currently anticipated to be ten to fifteen years.

Stock-based Compensation—On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of all share-based payment awards made to employees and directors including stock options and restricted stock grants based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), for periods beginning in fiscal year 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. The Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated to include the impact of SFAS 123(R).

The Company records stock-based compensation on stock options and restricted stock awards issued to employees and directors. Stock-based compensation expense recorded on outstanding options and restricted stock recognized under SFAS 123(R) for the three and nine months ended September 30, 2006 was $1.8 million and $5.3 million, respectively, net of income taxes of $0, and is included in general and administrative expenses on the condensed consolidated statements of operations. There were no unvested stock options or restricted stock outstanding for the three and nine months ended September 30, 2005.

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

Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The weighted-average estimated value of employee stock options granted during the nine months ended September 30, 2006 was estimated using the Black-Scholes model with the following assumptions:

Nine months ended September 30, 2006
Expected volatility	37%
Risk-free interest rate	5%
Expected dividends	0%
Expected forfeiture rate	0%
Expected term in years	10

The expected volatility assumption was based upon the Company’s historical stock price volatility during the limited amount of time substantial information about the Company has been available to the general public, as well as a review of the expected volatility of other entities similar to the Company, which the Company believes is a reasonable indicator of expected volatility. The risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payments. Forfeiture rate is based on the Company’s historical rate of forfeitures due to voluntary terminations and the fact that the Company has a limited number of employees, many of whom are critical to the Company, and expectations for forfeitures in the future. The estimated expected term is based on employee exercise behavior.

The Company’s stock option activity for the nine months ended September 30, 2006 is summarized as follows:

			Weighted average	Aggregate
	Number of	Weighted average	remaining life	intrinsic
	options	exercise price	in years	value
				(in thousands)
Balance-December 31, 2005	6,739,573	$4.80	—	—
Granted	250,000	4.75	—	—
Balance-March 31, 2006	6,989,573	$4.80	9.14	—
Granted	1,090,000	5.51	—	—
Balance-June 30, 2006	8,079,573	$4.90	9.03	—
Granted	—	—	—	—
Balance-September 30, 2006	8,079,573	$4.90	8.78	$10,981
Exercisable at September 30, 2006	874,573	$8.52	5.12	$944

The aggregate intrinsic value in the table above represents total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of its third quarter of fiscal 2006 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2006.

The weighted average fair value per share for options to purchase common stock granted to employees of the Company during the nine months ended September 30, 2006 was $2.80, and the fair value of these options is $3.8 million. The options to purchase common stock vest over four years.

At September 30, 2006, the balance of stock-based compensation cost to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is as follows (in millions):

Remainder of 2006	$1.3
2007	4.1
2008	4.0
2009	3.6
2010	0.3
$13.3

The period over which the unearned stock-based compensation is expected to be recognized is approximately 3.8 years.

Research and Development—Research and development costs, consisting of third-party engineering, consulting and development costs associated with technology being considered for use in the MSS/ATC System, are expensed as incurred. The Company reviews each of its research and development projects to determine if technological feasibility has been achieved, at which point, future development costs associated with that project are capitalized.

Accumulated Other Comprehensive Income—The Company’s accumulated other comprehensive income consists of unrealized gains and losses on available-for-sale investments, net of tax, and cumulative translation adjustments. Accumulated other comprehensive income as of September 30, 2006 consisted of cumulative translation adjustments of $12.8 million, less unrealized losses on available-for-sale investments of $21,000. Accumulated other comprehensive income as of December 31, 2005 consisted of cumulative translation adjustments of $9.2 million, less unrealized losses on available-for-sale investments of $75,000.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

					February 9, 2000
					(inception) to
					September 30,
					2006
	Three months ended September 30,		Nine months ended September 30,		(development
	2006	2005	2006	2005	stage period)
Net income (loss)	$(17,182)	$(12,042)	$(52,165)	$48,278	$(1,911,614)
Weighted average common shares outstanding	198,128,617	194,653,602	198,099,719	194,653,602	192,431,203
Less: unvested restricted stock	(600,000)	—	(600,000)	—	(78,928)
Shares used for computation of basic earnings per share	197,528,617	194,653,602	197,499,719	194,653,602	192,352,275
Add: dilutive unvested restricted stock, stock options and warrants	—	—	—	5,125,269	—
Shares used for computation of diluted earnings per share(1)	197,528,617	194,653,602	197,499,719	199,778,871	192,352,275
Basic earnings (loss) per share	$(0.09)	$(0.06)	$(0.26)	$0.25	$(9.94)
Diluted earnings (loss) per share	$(0.09)	$(0.06)	$(0.26)	$0.24	$(9.94)

(1)          The effect of certain stock options and warrants was anti-dilutive, and they were not included in the calculation of diluted earnings per share. Anti-dilutive options and warrants totaled 11,251,683 and 54,655,965 as of September 30, 2006 and 2005, respectively.

New Accounting Pronouncements—In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”). This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities to simplify and make more consistent the accounting for certain financial instruments. This statement permits fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. This statement also allows a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest. SFAS 155 is effective for all financial instruments acquired or issued after December 31, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements for any interim period for that fiscal year. The Company does not expect the adoption of this statement to have an impact on its financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the impact, if any, the adoption of this statement will have on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on quantifying and evaluating the materiality of unrecorded misstatements and is effective for annual financial statements ending after November 15, 2006. The Company has not determined the impact, if any, the adoption of this statement will have on its consolidated financial statements.

4.   Available-For-Sale Investments

Available-for-sale investments are carried at fair value and generally mature or reset interest rates within six months from the purchase date. The Company includes any unrealized gains and losses on investments, net of tax, in stockholders’ equity (deficiency in assets) as a component of accumulated other comprehensive income (loss).

Individual securities with a fair value below the cost basis at September 30, 2006 were evaluated to determine if they were other-than-temporarily impaired. These securities were determined to be only temporarily impaired because the decline in value was related to changes in market interest rates and the Company has the ability and intent to hold these securities until they recover. No securities have been in a continuous loss position for 12 months or longer.

The amortized cost (including accrued interest), gross unrealized gains and losses and fair value of available-for-sale investments as of September 30, 2006 by major security type are as follows (in thousands):

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Commercial paper	$96,602	$—	$(14)	$96,588
U.S government and agency securities	11,189	—	(7)	11,182
	$107,791	$—	$(21)	$107,770

5.   Satellite Access Node (“SAN”) Agreements and Contract Settlements

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Total SAN liability, beginning of period	$42,311	$37,897	$40,097	$111,372
Expense recognized under SAN Operating Agreements	439	936	1,511	2,978
Interest expense related to SAN Infrastructure Agreements	732	657	2,108	3,906
Payments made to SAN Operators	(230)	(161)	(494)	(3,731)
Gain recognized on SAN contract settlement	—	—	—	(74,955)
Effect of changes in foreign currency exchange rates	241	(24)	271	(265)
Total SAN liability, end of period	$43,493	$39,305	$43,493	$39,305

The total SAN liability is comprised of the following amounts which are included in the following line items of the condensed consolidated balance sheets (in thousands):

	September 30,	December 31,
	2006	2005
Accrued expenses	$16,123	$15,107
Accrued interest	10,021	7,799
Current portion of capital lease obligations	12,754	9,623
Capital lease obligations, less current portion	4,595	7,568
	$43,493	$40,097

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

The Notes bear interest at a rate of 7.5% per year, payable semi-annually in arrears in cash on February 15 and August 15 of each year, from February 15, 2006 until August 15, 2009, the maturity date. Subject to certain exceptions, for the period from August 16, 2007 through August  15, 2009, ICO North America has the option of paying accrued interest due with additional notes in lieu of cash at an increased interest rate of 8.5% per annum. ICO North America’s MSS/ATC system must also be certified as operational by August 15, 2008 or the coupon increases by 150 basis points for every 30 days, until certification is achieved, up to a maximum of 13.5% per annum.

The aggregate fair value of the Notes is approximately $793 million as of September 30, 2006 and approximately $903.5 million as of December 31, 2005.

7.   Commitments and Contingencies

Purchase Commitments—The Company, through its majority owned subsidiary ICO North America, has an agreement with Space Systems/Loral, Inc. (“Loral”) to design, develop, manufacture, test and deliver one GEO communications satellite and to develop, test and implement certain ground based systems related to the operation of the satellite. The satellite is expected to be delivered to permit a launch by November 30, 2007. The Company also retains an option to purchase one spare GEO communications satellite through December 31, 2008.

On March 10, 2006, the Company entered into an agreement with Lockheed Martin Commercial Launch Services, Inc. (“LMCLS”) for the provision of launch services for its GEO satellite. The launch period established for launch of the satellite commences on August 23, 2007. The Company has purchased launch risk protection insurance from LMCLS, providing for a payment to the Company in the event of a satellite failure after launch due to the launch vehicle. The Company also retains an option to require LMCLS to provide a replacement launch in the event that the Company determines that the initial launch resulted in a satellite failure within the first six months after launch.

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

On May 10, 2006, the Company entered into an agreement with Hughes Network Systems, LLC (“HNS”) to provide gateway services including the design, manufacture, delivery, and test of the radio frequency subsystem, the gateway system controller, the gateway control network and the gateway system inter-connections. The gateway will be located at the HNS facility in North Las Vegas, Nevada and is scheduled to be delivered in June 2007. The Company retains an option to purchase a diverse site radio frequency terminal along with an associated diverse site facility.

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

As of September 30, 2006, the Company had remaining payments of approximately $129.8 million that are payable based on the achievement of certain construction, delivery and deployment milestones related to the development of the MSS/ATC System, which are expected to occur in 2006 and 2007. These remaining payments relate to the agreements above as well as other secondary agreements related to the development of the MSS/ATC system. Additional payments of $23.2 million related to in-orbit satellite performance incentives, including interest,  related to the Company’s GEO satellite are payable over 15 years from 2007 through 2022. In addition to these remaining payments, the Company has purchase commitments of approximately $3.5 million related to its MEO satellite system.

Lease and Operating Commitments—The Company has entered into agreements with ten SAN operators that own and operate substantially all of the Company’s SAN sites. Such agreements require the repayment of certain up-front capital asset costs incurred by each SAN operator in establishing the initial infrastructure for the SAN, as well as payments for ongoing operations and related expenses incurred at each SAN site. The Company continues to have lease and operating commitments under some of these agreements (see Note 5).

The Company leases office space and office equipment under noncancellable rental agreements accounted for as operating leases. The total rental expense under operating leases was approximately $149,000 and $372,000 for the three and nine months ended September 30, 2006, respectively, and $87,000 and $247,000 for the three and nine months ended September 30, 2005, respectively, and is included in general and administrative expense in the accompanying condensed consolidated statements of operations.

Internal Revenue Service Audit—For U.S. federal income tax purposes, the Company realized a gain of more than $300 million on the disposition of certain securities in 2003. This gain was offset by losses incurred in connection with the Company’s MEO network. The Company is currently being audited for tax year 2003 by the Internal Revenue Service. While the Company believes it properly treated and reported all items of gain and loss, it is possible that the Company could have a tax liability ranging from approximately $50 million to $103 million, not including any interest or penalties that might be imposed. Since the tax liability is not probable at this time, no amount has been recorded in the Company’s condensed consolidated financial statements.

Boeing Litigation—In response to the Company’s demand for arbitration, in August 2004, Boeing Satellite Systems International, Inc. (“BSSI”) filed an action in the Superior Court of the State of California, in and for the County of Los Angeles, seeking a judicial declaration that the Company had terminated its contractual agreements with BSSI, and thereby extinguished all of the Company’s rights and claims against BSSI arising out of or relating to the development, construction and launch of the Company’s MEO satellite system. In response, the Company filed a cross-complaint seeking damages from BSSI for breach of the parties’ agreements and for other wrongful, tortuous conduct. Subsequently, the Company also filed a cross-complaint against The Boeing Company, BSSI’s corporate parent, alleging wrongful, tortuous conduct that also damaged the Company. BSSI recently filed a cross complaint against the Company seeking unspecified monetary relief. On August 24, 2006, the court denied BSSI’s motions for summary judgement and summary adjudication. A trial date has been set for September 4, 2007. The Company believes that its claims are meritorious and is vigorously pursuing a prompt resolution. The ultimate resolution is uncertain and the Company anticipates that the expense of pursuing this litigation will be material.

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

Stock Incentive Plan—The 2000 Stock Incentive Plan (the “Plan”) was adopted following stockholder approval on May 10, 2000 and was subsequently amended and restated on August 9, 2000 and November 17, 2005. The Plan authorizes the grant of incentive stock options, as well as stock awards. In addition, the Company has issued 485,000 shares outside of the Plan but with similar terms and conditions as the Plan and has assumed 222,573 shares pursuant to its merger with ICO Global Limited in 2001. As of September 30, 2006, the Company has 8,079,573 options to purchase the Company’s common stock outstanding to employees and board members. In accordance with SFAS No. 123(R), the Company recognized compensation expense of $1.3 million and $3.5 million related to these options during the three and nine months ended September 30, 2006, respectively (see Note 3).

Restricted Stock Awards—In November 2005, the Company granted 1,600,000 shares of restricted Class A common stock to Eagle River Investments, LLC and certain employees and board members. Restricted stock awards of 1,500,000 vested on October 12, 2006. The remaining 100,000 restricted stock awards vest in two equal installments, on July 14, 2007 and 2008. The total compensation cost associated with these awards was $2.4 million and is being charged to expense over the respective vesting period. Accordingly, for the three and nine months ended September 30, 2006, the Company recognized $533,000 and $1.8 million of compensation expense, respectively.

9.   Related Party Transactions

Eagle River—Eagle River is the Company’s controlling shareholder with an economic interest of approximately 34.5% and a voting interest of approximately 69%. In 2002, the Company entered into a month-to-month agreement with Eagle River to provide office space and administrative support to the Company in Kirkland, Washington. Total payments made to Eagle River under this agreement were $10,000 and $37,000 for the three and nine months ended September 30, 2006, respectively, and $28,000 and $86,000 for the three and nine months ended September 30, 2005, respectively. In addition, in January 2004 the Company entered into an agreement with an employee of Eagle River to provide the Company with information technology support. Total payments under this agreement for the three and nine months ended September 30, 2005 were $33,000 and $57,000, respectively. No payments were made for the nine months ended September 30, 2006. In November 2005, the Company entered into an agreement with Eagle River, Inc. to provide advisory services to the Company. This agreement has an annual fee of $500,000 and is payable in quarterly installments in stock or cash, at the Company’s option. From November 11, 2005 through September 30, 2006, the Company has elected to make all payments in Class A common stock and has issued 72,551 shares as consideration. As of September 30, 2006, the Company owes Eagle River Inc. $42,000 pursuant the advisory services agreement which is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

In November 2005, the Company granted one million shares of restricted Class A common stock to Eagle River which has been treated as a stock dividend.

Davis Wright Tremaine—A principal of Eagle River, who is also a board member of the Company, is the spouse of a partner at the law firm Davis Wright Tremaine which provides the Company with ongoing legal services. Total payments made to Davis Wright Tremaine were $241,000 and $1.1 million for the three and nine months ended September 30, 2006, respectively, and $821,000 and $1.1 million  for the three and nine months ended September 30, 2005, respectively.

10.   Subsequent Events

On November 9, 2006, the Company filed a request with the FCC to extend the remaining four milestone dates in its authorization for the construction and launch of its satellite. The extension is needed to accommodate manufacture and delivery issues encountered by subcontractors for its satellite manufacturer, Loral. The Company has requested that the launch of its satellite be extended until November 30, 2007 (rather than July 1, 2007, the milestone date currently specified by the FCC) and that certification that its MSS system is operational be extended until December 31, 2007 (rather than July 17, 2007). The Company also asked that the two remaining milestones, which are technical benchmarks leading to the satellite launch, be extended to April 30, 2007 (rather than January 1, 2007) and June 15, 2007 (rather than March 1, 2007), respectively.

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

On November 9, 2006, we filed a request with the FCC to extend the remaining four milestone dates in our authorization for the construction and launch of our satellite. The extension is needed to accommodate manufacture and delivery issues encountered by subcontractors for our satellite manufacturer, Loral. We have requested that the launch of our satellite, our most critical remaining milestone, be extended until November 30, 2007 (rather than July 1, 2007, the milestone date currently specified by the FCC) and that the other remaining milestone dates be extended as well. While we believe that such requests to the FCC have been granted in the past under similar circumstances, there can be no assurance that the FCC will grant our request, nor can there be any assurance that Loral or ICO will achieve the new milestone dates.

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

We are also authorized to operate a MEO satellite system globally pursuant to regulations promulgated by the United Kingdom and the International Telecommunications Union (“ITU”). Some of these regulations date back to 1997, and these regulations are currently under reconsideration in Europe. There is considerable uncertainty as to how legacy systems, such as our MEO system, would be treated in any new regulatory regime. Also, while we have constructed and launched one MEO satellite, we significantly curtailed construction activity on our MEO system following one launch failure in 2000, as well as disagreements with the manufacturer and launch manager of our MEO satellites. The disagreements led to litigation that commenced in 2004. As a result of these disagreements as well as the regulatory uncertainties surrounding our MEO system, we significantly curtailed further construction of our MEO system.

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

We are considered a development stage enterprise as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises, and are not currently generating revenue from operations. There is no assurance that we will be able to obtain the funding necessary to complete the construction of our MSS/ATC System, fund our future working capital requirements, or achieve positive cash flow from operations. These and other uncertainties that could materially affect our results of operations or liquidity in the future are discussed in greater detail below in “—Risks and Uncertainties.” In the event that we are not able to realize our assets in the ordinary course of business and are forced to realize the assets by divestment, there is no assurance that the carrying value of the assets could be recovered. Our losses to date have been primarily funded by proceeds from the issuance of various forms of capital and by proceeds from the sale of ICO North America’s $650 million aggregate principal amount of 7.5% convertible notes (the “Notes”). Management plans to sustain operations with existing funds and through additional third-party equity or debt financing when necessary.

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

Impairment of Long-Lived Assets.   We have adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Pursuant to SFAS 144, the carrying values of long-lived assets are reviewed whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Management considers whether specific events have occurred in determining whether long-lived assets are impaired at each balance sheet date or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The determination of whether impairment exists is based on any excess of the carrying value over the expected future cash flows. Any resulting impairment charge is measured based on the difference between the carrying value of the asset and its fair value, as estimated through expected future cash flows, discounted at a market rate of return for a similar investment.

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

Stock Based Compensation.   In the first quarter of 2006, we adopted SFAS No. 123(R) (revised 2004), Share-Based Payment (“SFAS 123(R)”). The statement is a revision of SFAS No. 123, Accounting for Stock Based Compensation (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The statement focuses primarily on accounting for transactions in which we obtain employee services in share-based payment transactions. This statement requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We adopted this statement using the modified prospective method and recorded compensation expense for the three and nine months ended September 30, 2006 of $1.8 million and $5.3 million, respectively, that is included in general administrative expense on our condensed consolidated statements of operations. Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of employee stock options, consistent with the provisions of SFAS 123(R). Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected risk-free rate of return, expected life, dividend yield, expected volatility, and expected forfeiture rate. The risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of our employee stock options. The estimated life is based on historical employee exercise behavior. The dividend yield assumption is based on our history and expectation of dividend payments. The expected volatility assumption is based upon our historical stock price volatility, which we believe is a reasonable indicator of expected volatility. Expected forfeiture rate is based on our historical rate of forfeitures due to voluntary terminations and the fact that we have a limited number of employees, many of whom are critical to us. As of September 30, 2006, the balance of stock-based compensation cost to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is approximately $13.3 million. The period over which the unearned stock-based compensation is expected to be recognized is approximately four years.

Prior to January 1, 2006, we elected to apply the disclosure-only provisions of SFAS 123, and to delay full adoption of SFAS 123 and its revision SFAS 123(R), until the first quarter of 2006.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”). This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities to simplify and make more consistent the accounting for certain financial instruments. This statement permits fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. This statement also allows a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest. SFAS 155 is effective for all financial instruments acquired or issued after December 31, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements for any interim period for that fiscal year. We do not expect the adoption of this statement to have an impact on our financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We have not determined the impact, if any, the adoption of this statement will have on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on quantifying and evaluating the materiality of unrecorded misstatements and is effective for annual financial statements ending after November 15, 2006. We have not determined the impact, if any, the adoption of this statement will have on our consolidated financial statements.

Results of Operations

The following table is provided to facilitate the discussion of our results of operations for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
General and administrative expenses	$8,811	$7,708	$27,296	$19,484
Research and development expenses	2,831	105	3,702	570
Contract settlements	—	—	—	(74,955)
Gain on disposal of assets	(8)	—	(8)	(2,030)
Interest income	(4,735)	(2,980)	(15,366)	(3,568)
Interest expense	9,788	7,396	32,780	10,645
Other income (expense)	(515)	(96)	(3,745)	(438)
Income tax benefit (expense)	20	283	(16)	(1,138)

General and Administrative Expenses

General and administrative expense, which primarily comprises executive, finance and administrative personnel costs, office facilities and related costs and professional fees, increased to $8.8 million for the three months ended September 30, 2006 from $7.7 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006, general and administrative expenses increased to $27.3 million from $19.5 million for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, the increase is due to an increase in professional fees, compensation expense related to the hiring of additional employees and $5.3 million in non-cash stock-based compensation recorded in accordance with the adoption of SFAS 123(R) offset by a decrease in SAN expenses due to the cancellation of certain SAN operating agreements (see “Contract Settlements” below). For the three months ended September 30, 2006, the increase is due to an increase in compensation expense and  $1.8 million in non-cash stock-based compensation offset by a decrease in professional fees and SAN operating expenses. We expect general and administrative expenses to increase in future periods due to the hiring of additional personnel necessary to support the development of our MSS/ATC System. We anticipate the amount of increase will not be significant until the scheduled launch date of our satellite becomes nearer.

Research and Development Expenses

Research and development consists of third-party engineering, consulting and development costs associated with technology being considered for use in the MSS/ATC System. Research and development expenses for the three and nine months ended September 30, 2006 were $2.8 million and $3.7 million, respectively, and $105,000 and $570,000 for the three and nine months ended September 30, 2005, respectively. The increases are due to additional design and development activities related to the network and ground portion of our MSS/ATC system. We expect future research and development costs to increase as the pace of the design and development of our ground network increases.

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

As a result of our decisions, seven of ten gateway operators terminated their agreements during 2004 and 2005 and discontinued providing the requisite level of services. We have continued to accrue operating expenses and liabilities according to our subsidiaries’ contractual obligation until such obligations have been released and the operator has ceased providing services, although in most instances our subsidiaries have suspended or significantly reduced actual payments to the operators. Subsequent to the date of termination, we have continued to accrue late payment fees, if applicable, and interest expense. In 2005, upon reaching settlement with four operators, whereby the operators’ claims were legally released, we wrote off the related liabilities and recognized a gain on contract settlements of $75 million. In 2006, one other gateway operator has terminated its agreement. As of September 30, 2006, we have an accrued liability of $43.5 million related to unsettled agreements. We will pursue settlement with regard to the agreements that have been terminated but for which our subsidiaries’ obligations have not been released; however, the financial impact of settling the remaining agreements cannot be determined at this time.

Gain on Disposal of Assets

In May 2005, we settled an outstanding $2 million obligation to a vendor in exchange for certain specialized communications equipment from two of our MEO gateways, which had a net book value of $0.

Interest Income

Interest income of $4.7 million and $15.4 million for the three months and nine months ended September 30, 2006, respectively, was attributable to interest earned on the investment of the proceeds of the Notes issued in August 2005. Interest income for the three and nine months ended September 30, 2005 was $3.0 million and $3.6 million, respectively. We expect interest income to decrease in future periods as our cash, cash equivalents, and available-for-sale investments balances decrease as we develop our MSS/ATC System.

Interest Expense

Interest expense for the three months and nine months ended September 30, 2006 was $9.8 million and $32.8 million, respectively. Interest expense for the three months ended September 30, 2006 was comprised of interest on the Notes of $12.2 million, amortization of debt issuance costs of $1.7 million and interest expense related to the gateway agreements recorded as capital lease obligations of $732,000, less interest costs associated with the construction of our MSS/ATC System totaling $4.9 million that were capitalized to satellite system under construction. For the nine months ended September 30, 2006, interest expense was comprised of interest on the Notes of $36.6 million, amortization of debt issuance costs of $4.9 million and interest expense related to the gateway agreements recorded as capital lease obligations of $2.1 million, less interest costs associated with the construction of our MSS/ATC System totaling $10.9 million that were capitalized to satellite system under construction. Interest expense for the three and nine months ended September 30, 2005 consisted of $6 million of interest on the Notes, $892,000 of amortization of debt issuance costs and interest on the gateway agreements accounted for as capital leases. We expect interest expense to remain consistent with prior periods.

Other Income (Expense)

Other income (expense) is comprised primarily of gains and losses on foreign currency transactions and the recognition in the consolidated statement of operations of cumulative translation adjustments related to the liquidation of certain foreign subsidiaries. Other income (expense) for the three and nine months ended September 30, 2006 was income of $515,000 and expense of $3.7 million, respectively. Other expense for the three and nine months ended September 30, 2005 was $96,000 and $438,000.

Income Tax Benefit (Expense)

Income tax expense represents the tax on income of certain of our U.K. entities that generated taxable income on a stand-alone basis for the three and nine months ended September 30, 2005. Income tax expense for the three and nine months ended September 30, 2006 was insignificant.

Liquidity and Capital Resources

The following table is provided to facilitate the discussion of our liquidity and capital resources for the nine months ended September 30, 2006 and 2005 (in thousands):

	Nine months ended September 30,
	2006	2005
Net cash provided by (used in):
Operating activities	$(61,263)	$(15,083)
Investing activities	45,627	(438,857)
Financing activities	9,963	622,147
Effect of foreign exchange rate changes	4,577	(534)
Net increase (decrease) in cash and cash equivalents	(1,096)	167,673
Cash and cash equvalents―beginning of period	175,510	52,551
Cash and cash equvalents―end of period	$174,414	$220,224

Cash, cash equivalents and available-for-sale investments were $282.2 million at September 30, 2006 compared to $471.7 million at December 31, 2005. As explained more fully in the following discussion and analysis of cash flows, the decrease in our liquidity is due primarily to capital expenditures of $174.8 million related to the satellite system under construction and $14 million for the purchase of first-priority rights to use a desired orbital slot for our GEO satellite. We believe that our cash, cash equivalents and available-for-sale securities will be sufficient to fund our operational and capital requirements until at least the end of 2007.

Cash used in operating activities was $61.3 million for the nine months ended September 30, 2006 compared to $15.1 million for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, cash used in operations consisted primarily of our net loss of $52.2 million and a decrease in accrued interest payable of $21.1 million partially offset by various non-cash items included in our net loss. Cash used in operating activities for the nine months ended September 30, 2005 consisted primarily of net income of $48.3 million offset by contract settlements of $75 million and other non-cash items included in net income.

Cash provided by investing activities was $45.6 million for the nine months ended September 30, 2006 compared to cash used in investing activities of $438.9 million for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, the primary source of cash provided by investing activities was the net sales of investment securities of $233.7 million, partially offset by capital expenditures of $174.8 million related to the satellite system under construction and $14 million for the purchase of first-priority rights to use a desired orbital slot for our GEO satellite. Cash used in investing activities for the nine months ended September 30, 2005 consisted primarily of $393.6 million of net purchases of available-for-sale securities and $43.4 million related to satellite system under construction.

Cash provided by financing activities was $10 million for the nine months ended September 30, 2006. Cash provided by financing activities for the nine months ended September 30, 2006 was primarily attributable to the sale of ICO North America Class A common stock and options to purchase shares of ICO North America Class A common stock of $9.9 million to certain holders of our Notes. For the nine months ended September 30, 2005, cash provided by financing activities consisted of $622.1 million of net proceeds from the issuance of the Notes.

Risks and Uncertainties

Certain risks and uncertainties that could materially affect our future results of operations or liquidity are discussed under “Part II—Other Information, Item 1A. Risk Factors” in this Form 10-Q and in our Form 10/A. In particular, these risks and uncertainties include, but are not limited to, the following matters:

•       We operate in a heavily regulated industry, and our rights to offer our planned services are tied to meeting significant milestones or otherwise satisfying our regulators. In the United States, we have met eight FCC milestones and our right to use our assigned MSS spectrum to provide service is conditioned on our completion of four additional FCC milestones. However, we have requested for an extension from the FCC of the remaining milestone dates in our authorization for the construction and launch of our satellite to accommodate manufacture and delivery issues encountered by subcontractors for our satellite manufacturer, Loral. We have asked to extend the most critical of the current remaining milestones—successfully launching our MSS satellite—from July 1, 2007 to November 30, 2007. We have also asked to be able to certify that our MSS system is operational by December 31, 2007, instead of July 17, 2007. In addition, our FCC application requests that the other two milestones, which are technical benchmarks leading to the satellite launch, be extended until April 30, 2007 and June 15, 2007, respectively. While we believe that such requests to the FCC have been granted in the past under similar circumstances, there can be no assurance that the FCC will grant our request, nor can there be any assurance that Loral or ICO will achieve the new milestone dates. If we fail to meet a milestone and we are unable to obtain a waiver or extension, we could lose our MSS authorization, and a loss of our MSS authorization would be an event of default under the indenture governing the Notes. Substantially all of the $525 million to $600 million we anticipate needing to develop the MSS portion of our MSS/ATC System will be used to complete the tasks to permit us to meet the 2007 milestones.

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

•       We are engaged in litigation with The Boeing Company and BSSI arising out of agreements for the development and launch of MEO satellites. BSSI’s allegations are unproven and it has not specified the amount of monetary relief is seeking. We have asserted cross-claims that we believe are meritorious. From August 2004 through September 30, 2006, we have incurred approximately $9.4 million in pursuing this litigation and expect that we will continue to incur substantial costs through the duration of the litigation. Due to the uncertain nature of litigation and the many factors beyond our control, we could incur greater costs as the litigation proceeds.

•       Our MEO system has met seven of eight milestones specified for 2GHz MSS systems in Europe. The final milestone to enable us to maintain our MEO authorization would be the provision of commercial services in Europe. A new regulatory framework with new milestones is currently being contemplated. There is considerable uncertainty as to how legacy systems, such as our MEO system, would be treated in any new regulatory regime. Depending on the development of a MEO business plan and the associated costs (including the costs to comply with the final milestone or any new milestones imposed), as well as the success of discussions with potential partners who could provide the funding for the development of the MEO system, we may or may not proceed with the development of our physical and regulatory MEO assets.

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

As of September 30, 2006, we had not remedied the material weaknesses identified by our auditors. If these material weaknesses are not remedied, they could materially adversely affect our business and results of operations. For example, if we do not have sufficient adequately trained and experienced accounting personnel, we may be unable to prepare our financial statements on time and may not accurately reflect our performance or condition, which may adversely affect our business and compliance with SEC reporting obligations.

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

Contractual Obligations

Our primary contractual obligations include our long term debt as well as payments and other obligations under our primary agreements for the design, manufacture and launch of our GEO satellite and procurement of equipment and other services for our gateway system. In the table below, we set forth our contractual obligations that are payable subsequent to September 30, 2006 (in millions):

			Years ended December 31,
		Remainder			2011 and
	Total	of 2006	2007-2008	2009-2010	Thereafter
Long-term debt obligations(1)	$796.3	$—	$97.5	$698.8	$—
Capital lease obligations	25.4	15.6	6.1	3.7	—
SAN operating lease obligations	7.0	0.3	4.6	2.1	—
Other operating lease obligations	1.8	0.1	0.7	0.6	0.4
Purchase obligations(2)	156.5	45.5	73.4	3.9	33.7
Total	$987.0	$61.5	$182.3	$709.1	$34.1

(1)          Assumes all interest payments on our Notes are made in cash and at an interest rate of 7.5%. Subject to the satisfaction of certain conditions and to certain exceptions, for the period from August 16, 2007 through August 15, 2009, we have the option of paying interest with additional notes in lieu of cash at an increased rate of 8.5% per annum. In the event that our MSS/ATC System is not certified as operational by August 15, 2008, the interest rate on the Notes increases by 1.5% initially and by an additional 1.5% every 30 days until certification is achieved, up to a maximum annual interest rate of 13.5%, and all payments on the Notes are required to be paid in cash.

(2)          As of September 30, 2006, the Company had remaining payments of approximately $129.8 million that are payable based on the achievement of certain construction, delivery and deployment milestones related to the development of the MSS/ATC System, which are expected to occur in 2006 and 2007.

These remaining payments relate to the agreements described below as well as other secondary agreements related to the development of the MSS/ATC system. Additional payments of $23.2 million related to in-orbit satellite performance incentives, including interest, related to our GEO satellite are payable over 15 years from 2007 through 2022. In addition to these remaining payments, we have purchase commitments of approximately $3.5 million related to our MEO satellite system.

Through our majority owned subsidiary ICO North America, we have an agreement with Loral, to design, develop, manufacture, test and deliver one GEO communications satellite and to develop, test and implement certain ground based systems related to the operation of the satellite. The satellite is expected to be delivered to permit a launch by November 30, 2007. We also retain an option to purchase one spare GEO communications satellite through December 31, 2008.

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

In general, title to and risk of loss of the satellite passes from Loral to us at the time of intentional ignition of the launch vehicle. Title to the ground based systems passes to us when such systems have been proven operable at the gateway. Loral is responsible for maintaining property insurance against the risk of loss or damage to the satellite up to the moment risk of loss passes to us. With certain exceptions, Loral is responsible for securing all licenses, approvals and consents as may be required for performance of the satellite contract. Subject to certain exceptions, we bear the risk (including additional costs, if any) resulting from excusable delays under the satellite contract, as well as risk of loss for the satellite from the time of intentional ignition of the launch vehicle. There can be no assurance that events constituting excusable delays will not arise or, if any event constituting excusable delay does arise, that it will be resolved on terms that are not materially adverse to us.

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

On March 10, 2006, we entered into an agreement with Lockheed Martin Commercial Launch Services, Inc. (“LMCLS”) for the provision of launch services for our GEO satellite. The launch period established for launch of the satellite commences on August 23, 2007. We have purchased launch risk protection insurance from LMCLS, providing for a payment to us in the event of a satellite failure after launch due to the launch vehicle. We also retain an option to require LMCLS to provide a replacement launch in the event that we determine that the initial launch resulted in a satellite failure within the first six months after launch.

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

On May 10, 2006, we entered into an agreement with Hughes Network Systems, LLC (“HNS”) to provide gateway services including the design, manufacture, delivery, and test of the radio frequency subsystem, the gateway system controller, the gateway control network and the gateway system inter-connections. The gateway will be located at the HNS facility in North Las Vegas, Nevada and is scheduled to be delivered in June 2007. We retain an option to purchase a diverse site radio frequency terminal along with an associated diverse site facility.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

Our investment portfolio consists of fixed income debt securities, including money market funds, commercial paper, government obligations and corporate bonds, with a fair value of approximately $330.4 million as of September 30, 2006 and $537.6 million as of December 31, 2005. The primary objective of our investments in fixed income securities is to preserve principal, while maximizing returns and minimizing risk, and our policies require that we make these investments in short-term, highly-rated securities. For available-for-sale securities, unrealized gains and losses are recorded in other comprehensive income. Losses will not be realized in the condensed consolidated statement of operations unless the individual securities are sold prior to recovery or determined to be other-than-temporarily impaired. We manage our interest rate risk by purchasing securities with maturities that correspond to our liquidity needs for operations, capital expenditures and debt service. Due to the short-term nature of these investments (less than 180 days) and our investment policies and procedures, we have determined that the risk associated with interest rate fluctuations related to these financial instruments is not material to us.

Our convertible long-term debt bears interest at a fixed rate of 7.5%, matures on August 15, 2009 and has a fair value of approximately $793 million as of September 30, 2006 and approximately $903.5 million as of December 31, 2005.

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

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our “disclosure controls and procedures” as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (“Exchange Act”) as of September 30, 2006. These disclosure controls and procedures ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of September 30, 2006, based on the evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective because of the material weaknesses described below.

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

Our management, with the participation of our chief executive officer and chief financial officer, has developed a plan to address these material weaknesses that includes the hiring of additional qualified technical accounting personnel, performing additional reviews of journal entries and the performance of an assessment of our current accounting and reporting policies and procedures. Since June 30, 2006 we have hired two additional full-time employees, are in the process of hiring at least one additional full-time employee, and have developed procedures to provide for added review of journal entries. In addition to this plan, we have engaged an outside consulting firm to assist us with our Section 404 compliance project that is described below. We believe that these steps will correct the material weaknesses described above.

Section 404 Compliance Project

Beginning with the year ending December 31, 2007, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include management’s report on our internal control over financial reporting in our Annual Report on Form 10-K. The internal control report must contain: (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal control over financial reporting is effective, and (4) a statement that our registered independent public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting.

In order to achieve compliance with Section 404 within the prescribed period, management has commenced a Section 404 compliance project under which management has engaged outside consultants and adopted a detailed project work plan to assess the adequacy of our internal control over financial reporting, remediate any control deficiencies that may be identified, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.

During the fiscal quarter ended September 30, 2006, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                          Legal Proceedings

See Note 7 of our condensed consolidated financial statements, “Commitments and Contingencies” included in Part I, Item 1 of this quarterly report, for a discussion of the material legal proceedings to which we are a party.

Item 1A.                  Risk Factors

The risk factor disclosure included under Item 1A of our Form 10/A for the fiscal year ended December 31, 2005 and quarter ended March 31, 2006 filed with the SEC on July 12, 2006 has not materially changed, except as follows:

Our 2 GHz MSS authorization is subject to significant implementation milestones, and we have requested an extension of our remaining milestones due to delays in the manufacture of our satellite.

A significant component of our business strategy is to offer integrated MSS and ATC service. However, under FCC regulations, we are required to adhere to significant implementation milestones to maintain authorization to use our assigned MSS spectrum in the United States. To date, we have certified to the FCC that we have met the first eight FCC milestones. We are required to meet four additional FCC milestones, including satellite launch by July 1, 2007, and certification that the MSS system is operational by July 17, 2007. On November 9, 2006, we filed a request with the FCC to extend the remaining milestone dates in our authorization for the construction and launch of our satellite to accommodate manufacture and delivery issues encountered by subcontractors for our satellite manufacturer, Loral. We have requested that the launch of our satellite be extended until November 30, 2007 (rather than July 1, 2007), that certification that the MSS system is operational be extended until December 31, 2007 (rather than July 17, 2007). In addition, our FCC application requests that the other two milestones, which are technical benchmarks leading to the satellite launch, be extended until April 30, 2007 and June 15, 2007, respectively. While we believe that such requests to the FCC have been granted in the past under similar circumstances, there can be no assurance that the FCC will grant our request, nor can there be any assurance that Loral or ICO will achieve the new milestone dates. If we fail to meet a milestone, and we are unable to obtain a waiver or extension, we could lose our MSS authorizations. The loss of our MSS authorization would have a material adverse effect on our business prospects, financial condition and results of operations, and would be an event of default under the indenture governing the 7.5% notes.

There are significant risks associated with building, launching and operating the satellite contemplated under our business plan.

As an update to the information included under this heading in the Risk Factor section of our Form-10/A, we have been informed by our satellite manufacturer that it projects a delay in delivery of the satellite. As a result, we have had to request an extension from the FCC of our remaining milestones, and there can be no assurance that there will not be further delays in completion of our satellite. Any additional future delays may require us to seek additional regulatory extensions.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds.

Management believes that the securities issuances described in the table below were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) as a transaction not involving any public offering. The number of investors was limited, the investors were either accredited or otherwise qualified and had access to material information about the registrant, and restrictions were placed on the resale of the securities sold.

Date	Title	Amount	Consideration	Recipient
June 7, 2006	Class A common stock	27,851	—	Eagle River, Inc.	(1)
August 10, 2006	Class A common stock	23,148	—	Eagle River, Inc.	(2)
September 5, 2006	Class A common stock	21,552	—	Eagle River, Inc.	(3)

(1)  Issued as compensation for advisory services performed from November 11, 2005 through February 28, 2006.

(2)  Issued as compensation for advisory services performed from March 1, 2006 through May 31, 2006.

(3)  Issued as compensation for advisory services performed from June 1, 2006 through August 31, 2006.

Item 3.                          Defaults Upon Senior Securities.

None.

Item 4.                          Submission of Matters to a Vote of Security Holders.

None.

Item 5.                          Other Information.

None.

Item 6.                          Exhibits

Ex. 31(a)	Certification of J. Timothy Bryan, Chief Executive Officer.
Ex. 31(b)	Certification of Dennis Schmitt, Senior Vice President, Finance (principal financial officer).
Ex. 32	Certification of J. Timothy Bryan, Chief Executive Officer, and Dennis Schmitt, Senior Vice President, Finance (principal financial officer), pursuant to 18 U.S.C. section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

ICO gLOBAL COMMUNICATIONS (HOLDINGS) LIMITED
(Registrant)
Dated: November 14, 2006	By:	/s/ J. TIMOTHY BRYAN
J. Timothy Bryan
Chief Executive Officer