Form 10-K
period 2006-12-31
ICO Global Communications (Holdings) LTD
filed 2007-04-02
CIK 1359555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(703) 964-1400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A common stock,	The Nasdaq Global Market
par value $0.01 per share

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒.

As of June 30, 2006, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $573,031,153.

As of March 1, 2007, the registrant had 143,306,660 shares of Class A common stock and 54,840,000 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2007 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

ICO GLOBAL COMMUNICATIONS (HOLDINGS) LIMITED

2006 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.                        Business.

This Annual Report on Form 10-K contains certain forward-looking statements regarding future events and our future operating results that are subject to the safe harbors created under the Securities Act of 1933, as amended (“Securities Act”), and the Securities Exchange Act of 1934, as amended (“Exchange Act”). Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified below, under “Risk Factors.” Actual events or results could differ materially due to a number of factors, including those described herein and in the documents incorporated herein by reference.

Overview

ICO Global Communications (Holdings) Limited is a next-generation mobile satellite service (“MSS”) operator. We are authorized to offer MSS services throughout the United States using a geosynchronous earth orbit (“GEO”) satellite. We have the opportunity in the future to seek authorization from the U.S. Federal Communications Commission (“FCC”) to integrate an ancillary terrestrial component (“ATC”) into our MSS system in order to provide integrated satellite and terrestrial services. Unlike satellite-only MSS systems, which have historically appealed to a niche market, we believe that integrated MSS/ATC services may be more likely to appeal to a mass market of consumers and businesses. At the present time, we are focusing most of our resources on developing our U.S. MSS system. We are also authorized to operate a medium earth orbit (“MEO”) satellite system globally in compliance with regulations promulgated by the United Kingdom and by the International Telecommunication Union (“ITU”), an international organization within the United Nations system.

In this annual report, we use the terms “ICO,” the “Company,” “we,” “our” and “us” to refer to ICO Global Communications (Holdings) Limited and its subsidiaries and, where the context indicates, its predecessor corporation. For various historical, operational and regulatory reasons, we have many subsidiaries through which we hold our assets and conduct our operations. For example, our U.S. operations are conducted through our majority owned subsidiary, ICO North America, Inc. (“ICO North America”), and its subsidiaries. We have included a chart with a summary of our organizational structure on page 14.

History and Development of Our Business

Pre-reorganization.   We were incorporated in the State of Delaware in 2000 in order to purchase the assets and assume certain liabilities of ICO Global Communication (Holdings) Limited, a Bermuda company (“Old ICO”). Our predecessor company, Old ICO, was established in 1995 to provide global, mobile communications services using a MEO satellite network. Old ICO’s original business plan was based on a global MEO satellite system designed to provide voice and data service to a wide-ranging customer base, including traditional mobile phone users, aeronautical and maritime vessels and semi-fixed installations.

On August 27, 1999, Old ICO filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code and commenced related bankruptcy proceedings in Bermuda and the Cayman Islands with respect to certain of Old ICO’s subsidiaries. From its inception in 1995 through to May 16, 2000, Old ICO had recorded an aggregate net loss of $592.6 million and had capitalized approximately $2.6 billion of costs relating to the construction of its MEO satellites, procurement of launch vehicles and a ground station network.

On October 31, 1999, Eagle River Investments, LLC and its affiliates (collectively “Eagle River”), executed a binding letter agreement with Old ICO. Pursuant to the binding letter agreement, Eagle River and several other investors advanced $225 million to Old ICO under a debtor-in-possession credit agreement. From February 9 through May 16, 2000, an Eagle River affiliate, ICO Global Limited, advanced Old ICO an additional $275 million under a separate debtor-in-possession credit agreement.

On May 3, 2000, the United States Bankruptcy Court approved Old ICO’s plan of reorganization. We subsequently raised $122.9 million from outside investors and $577.1 million from Eagle River to fund our acquisition of the assets and assumption of certain liabilities of Old ICO. On May 17, 2000, when Old ICO’s plan of reorganization became effective, the following transactions occurred:

•       We acquired the assets and assumed certain liabilities from Old ICO in exchange for:

•        $117.6 million in cash;

•        43 million shares of our Class A common stock which were issued to Old ICO’s former creditors and shareholders;

•        Warrants to purchase 20 million shares of our Class A common stock at $30 per share which were issued to Old ICO’s former creditors;

•        Warrants to purchase 30 million shares of our Class A common stock at $45 per share which were issued to Old ICO’s former shareholders;

•       The $225 million in advances by Eagle River and the other investors were converted into 50 million shares of our Class A common stock; and

•       The $275 million in advances by ICO Global Limited were converted into 31 million shares of our Class B common stock.

Subsequent to May 17, 2000, a group of Old ICO sales and distribution partners received 1.8 million shares of our Class A common stock, and Old ICO’s former creditors received an additional 700,000 shares of our Class A common stock in connection with the bankruptcy settlement.

As a result of the events described above, following the reorganization, Eagle River, directly and indirectly through its control of ICO Global Limited, held a controlling interest in us. Effective November 28, 2001, one of our wholly-owned subsidiaries and ICO Global Limited merged with 0.93 shares of our capital stock exchanged for each outstanding share of ICO Global Limited capital stock. As a result of the merger, we issued 25,128,321 shares of our Class A common stock and 55,800,000 shares of our Class B common stock to the shareholders of ICO Global Limited, including Eagle River.

As of December 31, 2006, we had 143,306,660 shares of Class A common stock (which has one vote per share) and 54,840,000 shares of Class B common stock (which has ten votes per share) outstanding. Eagle River remains our controlling shareholder, with an economic interest of 33.5% and a voting interest of 68.8%.

Post-reorganization.   After the reorganization, we established a new management team who oversaw the construction of our MEO satellites and ground systems and developed our technical plan for the MEO satellite system. Following the launch failure of our first MEO satellite in March of 2000 as well as disagreements with the manufacturer and launch manager of our MEO satellites, which disagreements are the subject of litigation commenced in 2004, we significantly curtailed construction activity on our MEO satellite system. Despite the curtailment of satellite construction activity, we continue to explore the potential development of a MEO business plan outside of North America.

As we focused on our MSS strategy for the United States, we devised and introduced to the FCC the concept of using MSS spectrum for ATC in order to address service coverage and economic limitations inherent to the MSS business plan. This ATC capability would allow us full access to urban customers by overcoming signal blockage related to buildings or terrain and capacity limitations inherent in satellite communications, thereby giving us greater flexibility to provide integrated satellite-terrestrial services.

In February 2003, the FCC issued an order establishing rules permitting MSS operators to seek authorization to integrate ATC into their networks. Additionally, in May 2005, the FCC granted our request to modify our reservation of spectrum for the provision of MSS in the United States using a GEO satellite system rather than a MEO satellite system. Finally, on December 8, 2005, the FCC increased the assignment to us of 2 GHz MSS spectrum from 8 MHz to 20 MHz due in part to the inability of six of the eight original MSS 2 GHz licensees to meet regulatory milestones and other matters. We believe these developments will greatly improve our ability to provide more robust services in the United States, which will enhance the economic viability of our business plan and proposed services.

In December 2004, we formed a new subsidiary, ICO North America, to develop an advanced hybrid mobile satellite service/ancillary terrestrial component system (the “MSS/ATC System”), using a GEO satellite, designed to provide voice, video, data and Internet service throughout the United States to a wide variety of devices and handsets designed to take advantage of mobility. In August 2005, ICO North America issued $650 million aggregate principal amount of convertible notes (“7.5% Notes”) to fund the development of our MSS/ATC System, and, in February 2006, it sold to certain of its note holders 323,000 shares of Class A common stock (less than 1% of the outstanding shares of such stock) and stock options (exercisable at $4.25 per share) to purchase an additional 3,250,000 shares of Class A common stock (approximately 1.5% on a fully diluted share basis).

On July 12, 2006 our registration statement under the Exchange Act became effective with the U.S. Securities and Exchange Commission (“SEC”) and on September 13, 2006 our stock, which had previously traded on pink sheets, began trading on the NASDAQ Global Stock Market under the symbol “ICOG.”

Business Opportunity and Strategy

We are a next-generation MSS operator. We are authorized to offer ubiquitous MSS throughout the United States and are developing an advanced hybrid satellite-terrestrial system. We also continue to explore the development of a business plan outside of North America that would utilize both our physical and regulatory MEO assets. We are a development stage company and do not plan to be in commercial service for any part of 2007.

North America

Industry Overview.   The wireless communications sector has been among the strongest growth sectors in the communications industry in recent years. It has also been a sector marked by rapid change and development, as consumers communicate more, in additional ways, and content providers increasingly seek to reach consumers with mobile applications. We believe this sector presents significant opportunities for the creation of new businesses to serve consumers’ mobile communications and entertainment needs. In addition, as a result of the growth of wireless traffic due to rapid subscriber growth, increasing usage of wireless voice services and accelerating adoption of mobile video, data and other high-bandwidth applications, we anticipate that existing and potential wireless service providers will need to significantly increase their network capacity.

MSS operators have historically struggled to gain mass-market penetration and profitability despite broad geographic coverage and emergency service capabilities. We believe that this has been due in part to limitations on MSS urban service coverage. Without ATC, it may be challenging for MSS systems to reliably serve densely populated areas because the satellite’s signal may be blocked by high rise structures and may not penetrate into buildings. In order to create a more efficient use of satellite spectrum, encourage the broad deployment of advanced satellite services and provide for emergency services and broad rural wireless coverage, the FCC permits MSS operators, such as ourselves, to seek authorization to integrate ATC into their networks, and thus use their assigned MSS spectrum for both terrestrial and satellite use.

We believe that MSS operators with the capability of integrating ATC into their networks can be a key factor in addressing certain needs of the U.S. wireless communications sector. For example, the ability to offer traditional cellular service together with satellite services, such as emergency capabilities when terrestrial networks are not functioning due to natural disasters, local service interruptions or acts of terrorism, will enable MSS operators and their potential partners to create real differentiation in their product and service offerings. Likewise, an MSS operator may be able to offer two way data and voice services along with multicast broadband data and video services from its satellite segment. Such offerings can be augmented with an appropriate number of terrestrial towers for enhanced interactivity and multicast coverage.

MSS operators in the United States have traditionally offered satellite-only services to a small number of users. As a result of the limited demand generated by this niche market, mass production of handsets and user devices has not occurred. The latest generation of satellites, however, allows for the use of smaller user devices than has historically been possible, particularly with respect to the size of the satellite reflector (antenna), which transmits signals to, and receives signals from, the user. We expect this development will allow for devices whose size and functionality fits more with the mass market demand of consumers and businesses today. In addition, satellite advancement provides more flexibility in terms of network architectures, such as ground-based beam forming (“GBBF”), which allows the operator to incorporate multiple services on the same satellite platform.

Our Strategy.   We intend to capitalize on the rapid growth of the wireless sector in the United States by building a hybrid satellite-terrestrial system to offer ubiquitous satellite and terrestrial wireless service throughout the United States. We believe we have the ability, on a stand-alone basis or together with a partner, to offer integrated satellite and terrestrial solutions in the 2 GHz band to a mass market customer base. These advanced satellites also allow for enhanced connectivity and throughput to end user devices that was not previously possible. Because the 2 GHz band is contiguous with the advanced wireless services (“AWS”) band and near the existing cellular personal communications service (“PCS”) band, we believe device manufacturers should be able to develop devices and terrestrial networks in a cost-effective manner for use in the 2 GHz spectrum band. The devices could include traditional cellular phone type devices, car kits with antennas to provide mobile multicast video and/or wireless data to automobiles, notebook computer network interface cards, or other broadband or narrowband data modems and antennas.

In 2007, we will continue the development of our MSS/ATC System. These activities include the continuation of construction of our GEO satellite by our contractor, Space Systems/Loral, Inc. (“Loral”), and the associated ground systems. We have procured launch services on an Atlas V launch vehicle for our GEO satellite, with a launch slot of November 2007. We plan to also continue our development expenditures for the terrestrial network and user devices that will work with our MSS/ATC System. In 2007, we expect to have a limited number of devices which will utilize standard cellular technology for trial in the United States as well as for use to and from our GEO satellite. We also expect to sign agreements with other vendors to more fully develop other technologies which would permit video and data multicasting and voice and data interactivity from the satellite, as well as integrated services for the terrestrial segment. We also expect to increase the number of employees focused on technical, engineering, legal, finance and administrative functions as we prepare for trials of these technologies in 2008.

Our MSS/ATC System is being designed to utilize the 20 MHz of nationwide spectrum in the 2 GHz band that the FCC has assigned to us. We believe our 20 MHz of nationwide spectrum will allow us to provide robust services to our future U.S. customers, as well as public safety agencies. Our position in the 2 GHz spectrum band is advantageous for several reasons, including the fact that it is contiguous to the existing AWS band and near the existing PCS band, which may facilitate integration with existing PCS and future AWS networks and systems. In addition, no other service providers are interleaved within the band, substantially reducing the potential for interference and the need for guard bands to protect from this intraband interference. We anticipate that we will be the first to offer integrated MSS/ATC services in the 2 GHz band. The same 20 MHz frequency band allocated for 2 GHz MSS in the United States is also designated for MSS use in Canada, and would also be adjacent to bands proposed for AWS and near existing PCS bands. We expect to file an application to provide MSS service to significant portions of Canada in the near future. Under FCC policy and the terms of our MSS authorization, because we expect to initiate our MSS service first, we will be the first to choose our spectrum position within the 2 GHz band in the United States.

Our MSS/ATC System is being designed to be capable of supporting a full set of mass-market service offerings to urban and rural U.S. customers, including voice, video, Internet and telematics (vehicle tracking), while addressing growing national security and public safety service needs by providing a service offering to supplement existing terrestrial networks. Our GEO satellite architecture is flexible and is expected to be compatible with widely used, existing radio protocols, including W-CDMA, GSM, DVB, CDMA and OFDM, and to be able to support communications with a wide variety of user devices and handsets, many similar in size to existing cellular phones. This system architecture should provide us with many options for the creation of integrated MSS/ATC offerings.

We believe that our MSS/ATC System should be able to leverage the following strengths to capitalize on the growing demand for wireless services. The system is being designed to:

•       support a full portfolio of mass-market wireless services, including traditional voice, text messaging, e-mail and other narrowband applications;

•       support a variety of broadband applications, including multicast data and/or video from the satellite segment as well as two way broadband depending upon the level of terrestrial segment deployment;

•       provide a nationwide integrated satellite-terrestrial service enabling ubiquitous coverage, with a terrestrial network of a scope and size to enable enhanced coverage and capacity;

•       utilize portable devices (such as laptops or PDAs) and handsets (such as current cellular phones) to broaden the consumer acceptance of our services;

•       support a wide variety of radio protocols, such as CDMA, GSM, DVB or OFDM, allowing for the integration of a wide variety of services and devices; and

•       leverage the proximity to the PCS and AWS spectrum with a flexible network architecture facilitating integration with terrestrial partners.

Business Model and Potential Customers.   We are in the process of having our GEO satellite and the associated ground systems constructed. Our GEO satellite is scheduled to be launched in November 2007, and we expect to certify our MSS system as operational by December 31, 2007 in compliance with FCC milestones under the authorization. We currently expect that we will develop the infrastructure required for our MSS/ATC System either alone or together with one or more strategic partners.

We are preparing to demonstrate the operational status of our MSS system in 2007, with more robust trials and operations in 2008. We expect to sign agreements with vendors in 2007 to more fully develop and deploy technology which would permit video and data multicasting and voice and data interactivity from the satellite, as well as related and integrated services from the terrestrial segment. In 2007, we expect to commence the construction of a terrestrial network, including the leasing of towers, the installation of radio equipment and the provisioning of a ground network to connect the terrestrial network. We expect to continue to hire personnel and devote resources in areas such as customer service and billing, marketing, and customer fulfillment. We expect that the commencement of full scale commercial service operations will require substantial additional capital.

Given our MSS/ATC System’s potential for ubiquitous nationwide mobile service combined with a terrestrial network, and the FCC’s assignment to us of 20 MHz of spectrum in the 2 GHz band, we anticipate that a significant number of companies can be our potential strategic partners. We are currently in discussions with senior executives of several strategic partner candidates, including current or potential telecommunications service providers who would be able to complement our MSS offerings. These potential partners, together with us, could augment their current system capacity, expand their network footprint and offer other value-added satellite-based solutions and/or introduce wireless capability to their product portfolio. We currently expect that those companies will generally fall under the broad categories of cellular and PCS providers, satellite radio providers, cable TV service providers, satellite TV service providers and wireless broadband providers. In addition, we anticipate that international telecommunication companies seeking a U.S. operation may be potential partners. At this point, we do not know how such discussions will ultimately proceed and whether we will reach any agreement with any of the potential partners.

Competition.   There are currently six companies, including us, who are authorized by the FCC to offer MSS services in the three ATC-eligible MSS spectrum bands, the 2 GHz band, the L-band (1.6 GHz band) and the Big LEO (low earth orbit) band (1.6 / 2.4 GHz band). These spectrum bands exhibit marked differences in frequency location, bandwidth and interference issues.

There are currently two operators, TerreStar/TMI and us, authorized to offer MSS services in the 2 GHz band, each with 20 MHz of spectrum. TerreStar/TMI has announced plans to launch a satellite system with coverage of the United States and Canada that is expected to communicate with handsets similar to current mobile devices, and it may also seek to form partnerships with companies in the telecommunications industry. Under FCC policy and license terms, the first of us or TerreStar/TMI to launch a satellite may select which of the two 10 MHz blocks in each of the 2 GHz uplink and downlink frequency bands that it will use to provide MSS. We believe that we are positioned to be the first to launch a satellite for the 2 GHz band.

There are currently two entities that have U.S. authorization to provide MSS services in the L-band, Mobile Satellite Ventures and Inmarsat Global Ltd. To date, Mobile Satellite Ventures is the only MSS provider in the L-band to have received ATC authorization. Mobile Satellite Ventures currently provides MSS using two GEO satellites, and has announced plans to develop an integrated satellite and terrestrial service. Inmarsat operates a global MSS system and has announced that it intends to file for ATC authorization for a satellite that will eventually have geographic coverage of the United States.

Globalstar LLC and Iridium Satellite LLC are both licensed and operational in the Big LEO band; however, to date, only Globalstar has applied for and received ATC authorization. Both Globalstar and Iridium provide voice and data services using dozens of LEO satellites. Iridium’s coverage is nearly global, and Globalstar covers numerous countries.

We expect that the competition for customers and strategic partners will increase as the entities described above continue with their respective business plans. We believe that competition will be based in part on the ability to support a full set of satellite and terrestrial service offerings, time to market and product offerings, as well as the ability to use spectrum in the most efficient manner.

Outside of North America

We are authorized to operate a MEO satellite system globally outside of the United States (with the exception of two Middle Eastern countries) in the 2 GHz band in compliance with regulations promulgated by the United Kingdom and by the ITU. We have in orbit one MEO satellite, which currently provides data gathering services for an agency of the U.S. government. We have ten additional MEO satellites in storage, most of which are in advanced stages of completion. We are currently using two gateway ground stations equipped with five antennas each, one located in the United States and the other in Germany, to monitor the MEO satellite in orbit. In addition, we have other gateways around the world which we believe could be made active with reasonable efforts to enhance coverage of our global system.

In recent years the wireless communications sector has been among the strongest growth sectors in the communications industry globally. In many markets, the amount of wireless traffic has grown at rates greater than in the United States. We anticipate that existing and potential wireless service providers will likely need to significantly increase their network capacity in order to maintain quality voice and data services while at the same time satisfying the growing consumer demand for enhanced and combined mobile and satellite service offerings.

We continue to explore the potential development of a MEO business plan outside of North America. Such a business plan will likely involve coordination with global and/or regional wireless operators as distribution partners. We have had preliminary discussions with a number of potential partners for the development of the MEO satellite system who could provide funding for the development of the MEO satellite system or other strategic assets to complement our physical and regulatory MEO assets. At this point, we do not know how such discussions will ultimately proceed and whether we will reach any agreement with any of the potential partners.

Regulation

Our ownership and operation of satellite and wireless communication systems is subject to regulation from the FCC, the ITU and U.K. Office of Communications (“Ofcom”).

Federal Communications Commission

The FCC generally regulates the construction, launch and operation of satellites, the use of satellite spectrum at particular orbital locations, the licensing of earth stations and mobile terminals, and the provision of satellite services in the United States. In 2001, the FCC authorized us to provide MSS in the United States using a MEO satellite system. In May 2005, the FCC granted our request to modify our reservation of spectrum for the provision of MSS in the United States using a GEO satellite system rather than a MEO satellite system. A network that combines satellite services with ATC will require a separate ATC authorization from the FCC as well as additional FCC authorizations to cover terrestrial facilities used to provide MSS/ATC services, including licenses and equipment certifications for the MSS/ATC handsets and other end-user equipment, as well as any gateway ground station located in the United States.

MSS Authorization.   The FCC has allocated a total of 40 MHz of spectrum in the 2 GHz band for the provision of MSS. On December 8, 2005, the FCC increased the assignment of 2 GHz MSS spectrum to us from 8 MHz to 20 MHz, with geographic coverage of all 50 states in the United States, as well as Puerto Rico and the U.S. Virgin Islands.

FCC authorizations to provide MSS are subject to various regulatory milestones relating to the construction, launch and operation of MSS satellites. The FCC milestone requirements are intended to ensure the rapid delivery of service to the public and to prevent the “warehousing” of spectrum. The FCC milestones that we were originally required to  meet in order to preserve our FCC authorization to provide 2 GHz MSS included the launching of a GEO satellite by July 1, 2007 and our certification of our MSS system as operational by July 17, 2007. In November 2006, we filed a request with the FCC to extend the remaining milestone dates in our authorization for the construction and launch of our satellite to accommodate manufacture and delivery issues encountered by subcontractors for our satellite manufacturer, Loral. We requested that the launch of our satellite be extended until November 30, 2007 and certification that the MSS system is operational be extended until December 31, 2007. In February 2007, the FCC granted us our requested extension of the remaining milestone dates. Failure to comply with any of the FCC milestones could result in a cancellation of the 2 GHz MSS authorization, unless a milestone waiver or extension is obtained. To date, we have certified to the FCC that we have met the first eight FCC milestones and we are required to meet four additional FCC milestones. We have a particularly aggressive schedule for the construction and launch of our GEO satellite.

In addition, our use of the 2 GHz band is subject to successful relocation of incumbent broadcast auxiliary service, cable television relay service and local television transmission service (collectively “BAS”) users and other users in the uplink portion of our band. The FCC’s rules require new entrants to the 2 GHz band, including 2 GHz MSS licensees, to relocate incumbent BAS users. Sprint Nextel, a new entrant in the 2 GHz band, is also required to relocate incumbent BAS users in the 1990-2025 MHz band, which includes the 2 GHz MSS uplink band, and may be entitled to and has indicated that it intends to seek an as yet undetermined amount of reimbursement of eligible clearing costs from 2 GHz MSS licensees on a pro rata basis. On March 7, 2007, Sprint Nextel filed an annual report with the FCC indicating the progress in relocating the BAS operations has been delayed. 2 GHz MSS licensees also must relocate incumbent microwave users in the 2 GHz MSS downlink band at 2180-2200 MHz or reimburse other parties for their costs of relocating those incumbent users. We have begun the implementation planning for this process. Relocation of incumbent users in the 2 GHz band remains a complex undertaking with the potential to delay the launch of commercial MSS operations.

ATC Authorization.   ATC authorization enables the integration of a satellite-based service with terrestrial wireless services, resulting in a hybrid MSS/ATC system. The FCC regulates the ability to provide ATC-related services, and authorization for such use is predicated on compliance with and achievement of various regulatory milestones relating to the construction, launch and operation of the underlying MSS system. An MSS operator seeking to provide ATC must separately apply for ATC authorization and meet “gating criteria” related to the operation of its MSS system as a pre-condition to obtaining an ATC authorization, including the following:

•       the MSS system must be capable of providing continuous satellite service;

•       for GEO systems, MSS coverage must include all 50 states, Puerto Rico and the U.S. Virgin Islands, unless it is not technically possible;

•       MSS must be commercially available (i.e., offered to the general public for a fee);

•       ATC service may be provided using only the spectrum assigned to the MSS licensee;

•       the operator is required to establish that its MSS and ATC services are fully integrated either by (i) offering dual-mode MSS/ATC user terminals to provide both MSS and ATC services or (ii) making a substantial showing demonstrating that the MSS operator will offer an integrated MSS/ATC service;

•       for GEO systems, a spare satellite must be maintained on the ground within one year after commencing ATC service and must be launched into orbit during the next commercially reasonable launch window following a satellite failure; and

•       ATC-only subscriptions are prohibited.

ATC applications generally will not be granted until all the gating criteria are met, although an MSS licensee can apply for ATC authorization prior to meeting all of the gating criteria. We believe that we will apply for ATC authorization in 2007.

To provide MSS/ATC services in the United States, we must also apply for separate FCC authorizations to cover terrestrial facilities used to provide the services, including licenses and equipment certifications for the MSS/ATC handsets and other end-user equipment.

International Telecommunication Union

The ITU regulates on a global basis the use of radio frequency bands and orbital locations used by satellite networks to provide communications services. The use of spectrum and orbital resources by us and other satellite networks must be coordinated pursuant to the ITU’s Radio Regulations in order to avoid interference among the respective networks. Under ITU rules, our MEO satellite system is deemed to have been brought into use and therefore is entitled to international recognition and legal protection and interference protection. However, this status is subject to ongoing due diligence requirements in the construction of our MEO satellite system. By June 1, 2012, the ICO North America GEO system is required under ITU rules to be brought into use and coordinated with those national administrations whose satellite systems have superior ITU rights and who have communicated coordination requests to the ITU with respect to the ICO North America GEO system. If we fail to complete coordination with such administrations and systems prior to the launch of the ICO North America GEO system, the GEO system may be prohibited under ITU rules from providing coverage to countries with whom coordination requests are outstanding. We do not anticipate any issues in meeting these requirements.

U.K. Office of Communications

Our satellites are permitted to operate subject to compliance with regulations promulgated by the United Kingdom through Ofcom and the U.K. Department of Trade and Industry. The MEO satellite system was first filed at the ITU by the United Kingdom in 1994. Handsets to be used in the MEO satellite system for the provision of MSS were authorized in a 1999 U.K. statute. In 2005, the ICO North America GEO system satellite was authorized for filing at the ITU by the United Kingdom, and the United Kingdom has formally requested coordination with other national administrations for the GEO system. Under United Nations treaties, only nations have full standing as ITU members, and therefore we must rely on the United Kingdom to represent our interests there, including regulatory filings and coordination of our spectrum use and orbital location with all other potentially affected satellite operators that are represented by their respective national administrations.

Ofcom submits and maintains ITU filings on our behalf pursuant to our continuing compliance with U.K. due diligence requirements for each our our MEO and GEO systems, respectively. U.K. due diligence requirements include obligations to proceed with our business plans and to comply with Ofcom and ITU requirements related to filings made and activities undertaken on our behalf. These activities may include European Commission proceedings and may also include Conference of European Posts and Telecommunications (“CEPT”) decisions as they are developed for the provision of MSS in the 2 GHz band in Europe. For example, we have certified that the MEO satellite system has met seven of the eight milestones specified in the 1997 CEPT decisions that provisioned spectrum in Europe for 2 GHz MSS systems. U.K. due diligence obligations require that we meet the final milestone by providing commercial services in Europe, which may require the launch of additional MEO satellite satellites. The precise requirements and timing that may be imposed by Ofcom in this regard are still to be determined. Ofcom has requested, however, that we continue to meet our due diligence requirements, and has requested that concrete steps be taken by us in the near future toward the deployment of commercial service on our MEO system in order to maintain Ofcom’s support for us in international forums. In addition, we must diligently participate in international coordination meetings arranged by Ofcom and coordinate with other national administrations in good faith.

Our Planned Systems and Operations

MSS/ATC System

We are working closely with several industry-leading vendors to design and build our MSS/ATC System for North America. To date, we have certified that we have met the first eight FCC milestones.

These milestones are designed to measure our progress toward having our MSS system certified as operational by December 31, 2007 in accordance with the milestone schedule.

Our MSS/ATC System infrastructure is expected to include the following:

•       one orbiting GEO satellite, which will utilize a “bent pipe” architecture, where the satellite “reflects” the signals between the end-user equipment and the gateway ground station;

•       GBBF equipment that is expected to be located at the gateway ground station;

•       a land-based transmitting/receiving station utilizing large gateway feederlink antennas, with the gateway ground station connecting to our network through high-speed interconnection links and providing the interface between the satellite and the network;

•       a core switching/routing segment, consisting of equipment used to route voice, video and data traffic between our network and the public data, telephone, Internet and mobile network, and integrated with the satellite and ATC segments;

•       an ATC terrestrial network that will provide terrestrial wireless communications services that will be fully integrated with the satellite segment to provide ubiquitous national coverage to end users; and

•       end-user equipment capable of supporting satellite-only and dual-mode (satellite/terrestrial) services.

GEO Satellite.   We have contracted with Loral to construct our GEO satellite, with the contract mirroring the prescribed milestone dates set by the FCC. In addition, we have contracted with Loral for the construction and integration with the GEO satellite of the GBBF equipment for the gateway segment. In November 2006, we filed a request with the FCC to extend the remaining milestone dates in our authorization for the construction and launch of our satellite to accommodate manufacture and delivery issues encountered by subcontractors for Loral. We requested that the launch milestone for our satellite be extended until November 30, 2007 and certification that the MSS system is operational milestone be extended until December 31, 2007. In February 2007, the FCC granted us our requested extension of the remaining milestone dates. The satellite is approximately 90% complete as of December 31, 2006. Our GEO satellite design is based on a Loral 1300 standard satellite platform that has been optimized for GEO MSS/ATC communications requirements. It features an expected 15-year service life and has a 12-meter unfurlable reflector (antenna) that focuses the 2 GHz signals on North America.

We have contracted with Lockheed Martin Commercial Launch Services, Inc. (“Lockheed”) to provide launch services on an Atlas V launch vehicle. In February 2007, we selected, in coordination with Lockheed, our launch slot as November 2007.

The GEO satellite is designed to enable us to provide continuous service coverage primarily in all 50 states in the United States, as well as Puerto Rico and the U.S. Virgin Islands. If appropriate regulatory approval is granted by other countries, the GEO satellite is capable of providing service outside of the United States, throughout many parts of North America.

The FCC originally authorized us to operate our GEO satellite at an orbital slot at 91° west longitude. We determined that this orbital slot could present coordination challenges with other GEO satellites operated at or near 91° west longitude. We therefore submitted an ITU filing for operation at the 93° west longitude orbital slot, and negotiated with the party who formerly held the first priority rights, for purposes of the ITU rules, at this orbital location in order to allow us to have first priority rights at 93° west longitude. On December 19, 2006, the FCC granted our application to modify our 2 GHz MSS authorization to change the orbital location of our GEO satellite from 91° west longitude to 92.85° west longitude.

The FCC will require us to maintain a spare satellite on the ground within one year after commencing ATC service. The spare satellite must be launched into orbit during the next commercially reasonable launch window following a satellite failure. The spare satellite is not a requirement for the provision of MSS-only services. We may use our 93° west longitude orbital slot for this second satellite.

Ground-Based Beam Forming Equipment.   GBBF equipment is expected to be located at the gateway ground station and at four geographically dispersed sites in the continental United States. GBBF is a method of processing the communication signals at the gateway in a manner such that the satellite can dynamically form up to 250 spot beams of varying sizes throughout our coverage area in both the uplink and downlink paths.

Gateway Segment.   The gateway segment of our MSS/ATC System is under construction in North Las Vegas, Nevada, and we expect it will be fully operational by the end of 2007. The gateway will consist of a large gateway feederlink antenna, along with the equipment necessary to communicate with the satellite. The gateway ground station will track the GEO satellite with the gateway antenna and will manage traffic routing and satellite telemetry, tracking and command between the ground and satellite antennas so as to maintain uninterrupted communications. A redundant gateway antenna and associated ground equipment may be implemented as needed.

We will own the gateway segment equipment and have contracted for the hosting of this equipment and for its operations and maintenance.

Core Switching/Routing Segment.   The core switching/routing segment will include the equipment needed to direct calls, route data and video traffic, provide application services and manage the network. In addition, network management applications are expected to manage integration and coordination of the MSS and ATC segments. Together, all of the core switching/routing components are expected to ensure that switching and radio capacity is used efficiently to provide integrated services throughout our MSS/ATC System. We are currently in the process of identifying vendors and partners to design, build and operate the core switching/routing segment and network operations centers. We believe that there are several vendors and partners who can meet our specifications in this regard.

ATC Segment.   The ATC segment will provide terrestrial wireless communications service that, when fully built out and integrated with the satellite segment, will provide integrated services to end users and offer ubiquitous national coverage through which communications will be possible nearly everywhere. Together, the MSS and ATC segments are expected to share the 20 MHz of nationwide spectrum. Our integrated MSS/ATC System is expected to include MSS radio equipment that will be co-located with the gateway segment equipment and ATC base stations that are expected to be deployed throughout the service area. These, together with dual-mode or other integrated devices, are expected to be capable of providing integrated end-user services and efficiently utilize the spectrum.

End-User Devices.   In order to provide integrated services that maximize the benefits of the combination of satellite and terrestrial components, we intend to work with one or more user device or handset platform manufacturers and potentially one or more terrestrial ATC partners to design and develop MSS/ATC capable devices. Among these is a lightweight mass-market handset similar to existing cellular phones and PDAs or a modem like device capable of communicating with any number of existing mass market user devices such as laptops or DVD screens. We believe a dual-mode (terrestrial/satellite) mobile device that is comparable to current terrestrial mobile phones can be constructed with relatively little additional hardware expense. We also may develop several different types of handsets and other mobile devices for specific applications, such as homeland defense, telematics, mobile video, maritime, and aeronautical. We are in discussions with several manufacturers and believe that such dual-mode devices can be manufactured.

Satellite Risk Management.   We have commenced the process to obtain underwritten commitments for our launch and in-orbit satellite insurance coverage. Launch insurance policies typically cover claims arising from events that take place during the launch of the satellite through subsequent in-orbit testing and operations, including the replacement value of the launch vehicle, the partial or full loss of the satellite during launch, the failure of a satellite to obtain proper orbit and the failure of a satellite to perform in accordance with design specifications during the policy period, as well as insurance on the cost of such insurance. Insurance policies include customary commercial satellite insurance exclusions and/or deductibles and material change limitations, including exclusions on coverage for damage arising from acts of war and other similar potential risks in addition to exclusions for certain types of problems affecting the satellite that were known at the time the policy was written. We anticipate that, as is common in the industry, we will not insure against business interruption, lost revenues or delay of revenues in the event of a total or partial loss of the communications capacity or life of the satellite. We expect that the cost of such insurance will be in the range of $40 to $60 million.

Our MEO Satellite System

In addition to our planned MSS/ATC System, we are also pursuing the development of a MEO satellite system outside of North America. Following one launch failure in March 2000, as well as disagreements with the manufacturer and launch manager of our MEO satellites, which disagreements are the subject of litigation commenced in 2004, and the issuance in 2003 of the FCC’s order establishing rules permitting MSS operators in the United States to seek authorization to integrate ATC into their networks, we have accelerated the development of our MSS/ATC System in North America using a GEO satellite. In 2004, we gave notice of the termination of the construction and launch agreements for our MEO satellites. In 2003, we decided that we would no longer provide full funding to certain of our subsidiaries to pay the operators of gateways for the MEO satellite system unless the agreements with such operators were restructured to reduce service levels and payment obligations. As a result, eight of the ten operators have terminated their agreements, five of which have been successfully renegotiated and our obligations in four of these have been satisfied and thereunder released, and in the last case a payment plan agreed. In the other three gateways where the agreements have been terminated, there has not been a settlement reached yet. In the case of the two gateways that have not been terminated, one has been extended and the other one we continue to perform under as previously agreed.

We have in orbit one MEO satellite launched in June 2001, referred to as “F2,” which currently provides data gathering services for an agency of the U.S. government. Primary satellite control is provided under an agreement with Intelsat Corporation, with backup satellite control provided by us in Slough, United Kingdom. We are required to have the capability of controlling F2 from the United Kingdom as part of our U.K. authorization. We are currently using two gateway ground stations each equipped with five antennas to monitor F2. We also own a facility in Itaborai, Brazil, on which certain gateway equipment for the MEO satellite system is located, but is not currently operational.

In addition, we have ten MEO satellites in storage under an agreement with Boeing Satellite Systems International, Inc. (“BSSI”), most of which were in advanced stages of completion prior to the termination of work under the MEO satellite agreements. The MEO satellites, including F2, are a modified Hughes 601 and Hughes 702 design and have a designed in-orbit life of 12 years. The satellites feature active S-band antennas capable of forming up to 490 beams for satellite-user links and C-band hardware for satellite-ground station links. We are in the process of relocating our satellites to another storage facility.

The regulatory regime which governs our MEO satellite system is likely to change in the next year, and there is considerable uncertainty as to how legacy systems, such as our MEO satellite system, would be treated under any new regulatory regime. In addition, we are currently in litigation with the sole manufacturer of our MEO satellites. As a consequence of these substantial uncertainties, in late 2004 we concluded that there was no reliable business plan that would predictably value our MEO satellite system.

We have written down the assets related to our MEO satellite system to zero for accounting purposes on our consolidated financial statements.

However, we continue to explore the potential development of a MEO business plan outside of North America. We continue to hold discussions with a number of potential partners who could provide funding for development of the MEO satellite system or other strategic assets to complement our physical and regulatory MEO assets. At this point, we do not know how such discussions will ultimately proceed and whether we will reach any agreement with any of the potential partners. In addition to pursuing the development of the MEO satellite system, we may also pursue the integration of ATC-like components into our MEO satellite system to the extent permitted by applicable foreign regulatory authorities in the future. Such integration has recently been approved in Europe, where its principal spectrum regulatory body adopted a decision designating 2 GHz spectrum for MSS systems, including those supplemented by integrated terrestrial operations (a complementary ground component).

Summary Organizational Chart

The following chart is a summary of the organizational structure of our company as of December 31, 2006. For various historical, operational and regulatory reasons, we have many subsidiaries through which we hold our assets and conduct our operations. This chart only lists our primary subsidiaries. Many of these subsidiaries were formed in connection with the development of the MSS/ATC System. Unless otherwise indicated, each entity is wholly-owned by its parent entity.

*                    ICO North America has outstanding 7.5% Notes. If all of the 7.5% Notes are converted, the Company’s equity interest in ICO North America would be decreased to approximately 56%.

ICO Global Communications (Operations) Limited is permitted to operate a MEO satellite system globally in compliance with regulations promulgated by the United Kingdom and by the ITU. Our operations outside of North America are primarily conducted by this subsidiary and its subsidiaries.

ICO North America, Inc. was formed to develop the MSS/ATC System, and all of our operations in North America are conducted by this subsidiary and its subsidiaries. ICO North America is funding the MSS/ATC System, in part, through the issuance of the 7.5% Notes.

ICO Satellite Services Limited and ICO Services Limited are the subsidiaries through which ICO North America holds a 100% interest in ICO Satellite Services G.P.

ICO Satellite Services G.P. was assigned 8 MHz of 2 GHz spectrum by the FCC for the provision of MSS in the United States. The FCC granted ICO Satellite Services G.P.’s request in May 2005 to modify its reservation of spectrum for the provision of MSS in the United States using a GEO satellite system rather than a MEO satellite system. ICO Satellite Services G.P. transferred the FCC authorization to New ICO Satellite Services G.P. in December 2005. ICO Satellite Services G.P. is also the assignee of the contract between ICO Satellite Management, LLC and Loral for construction of a GEO satellite and the GBBF equipment for use in the MSS/ATC System. In March 2006, ICO Satellite Services G.P. entered into an agreement with Lockheed to provide launch services on an Atlas V launch vehicle. ICO Satellite Services G.P, also holds the contract for the construction and operation of our gateway in North Las Vegas, as well as other contracts for the operation of the MSS/ATC System. ICO Satellite Services G.P. owns a 99.99% interest in New ICO Satellite Services G.P.

SSG UK Limited owns a 0.01% interest in New ICO Satellite Services G.P.

New ICO Satellite Services G.P. holds the U.S. FCC authorization. It acquired the FCC authorization from ICO Satellite Services G.P. in December 2005. The FCC increased the assignment of 2 GHz MSS spectrum to 20 MHz on December 8, 2005.

ICO Satellite North America Limited was formed to hold the U.K. regulatory instruments for our ICO North America GEO satellite system.

Financial Information About Geographic Areas

Most of our assets and current development activities relate to our business in North America. The following table contains the location of our long-lived assets as of December 31, 2006 and 2005 (in thousands):

	December 31,
	2006	2005
United States	$318,936	$117,391
Foreign	—	—
	$318,936	$117,391

Intellectual Property

We hold 27 granted U.S. patents, representing a total of 506 patent claims. For our MSS/ATC System, the patents and applications cover features such as various frequency reuse schemes, different terrestrial and satellite air interfaces, dual-mode user devices, network control and frequency planning, among others. We hold 29 granted foreign patents, representing a total of 811 issued claims worldwide. Assuming that all maintenance fees and annuities continue to be paid, the patents expire on various dates from 2016 until 2022. “ICO” and the associated ICO corporate logo are our registered trademarks in the United States, and we maintain trademarks in approximately 35 foreign jurisdictions.

Employees

As of December 31, 2006, we had a total of 27 employees, including executive officers. We have also engaged consultants for the purpose of providing human resources, accounting services, strategy, regulatory and certain engineering specialties. We recently hired several employees in the technical, administrative, legal, and operating fields. Our employees are not subject to any collective bargaining agreements.

Available Information

The address of our website is www.ico.com. You can find additional information about us and our business on our website. We make available on this website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. You may read and copy this Form 10-K at the SEC’s public reference room at 100 F Street, NE,  Washington, DC 20549-0102. Information on the operation of the public reference room can be obtained by calling the SEC at 1-800-SEC-0330. These filings are also accessible on the SEC’s website at www.sec.gov.

We also make available on our website in a printable format the charters for certain of our various Board of Director committees, including the Audit Committee and Compensation Committee, and our Code of Conduct and Ethics in addition to our Certificate of Incorporation and Bylaws. This information is available in print without charge to any stockholder who requests it by sending a request to ICO Global Communications (Holdings) Limited, 11700 Plaza America Drive, Suite 1010, Reston, VA 20190, Attn: Corporate Secretary. The material on our website is not incorporated into or a part of this Form 10-K.

Item 1A.                Risk Factors.

The risks below address some of the factors that may affect our future operating results and financial performance. If any of the following risks, or other risks not presently known to us or that we currently believe not to be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected.

Risks Related to Our Business

We have no significant operations, revenues or operating cash flow and will need additional liquidity to fund our operations and fully fund all necessary capital expenditures.

We were restructured in a bankruptcy and, since May 2000, have had no significant operations or revenues and do not generate any cash from operations. With the exception of gains recognized on certain contract settlements in 2005, we have incurred net losses since May 2000. We expect to have losses for the foreseeable future. We continue to incur expenses, which must be funded out of cash reserves or the proceeds, if any, of future financings.

The implementation of our business plan, including the construction and launch of a satellite system and the necessary terrestrial components of the MSS/ATC System, will require significant funding. It is unclear when, or if, we will be able to generate sufficient cash from operations to cover our expenses and fund capital expenditures beyond those required to complete the MSS portion of the MSS/ATC System. Our current assets will not be sufficient to fund our expenses through deployment of the integrated MSS/ATC System and commencement of revenue-generating operations. We would need substantial additional capital if we determine to develop the necessary ATC ground infrastructure alone, rather than with strategic partners. We expect that the additional funding needed for the type and scope of ATC service we would pursue without strategic partners would range from approximately $300 million to $800 million, depending on the business or consumer market we choose to serve, the type and extent of ATC infrastructure necessary to serve such market and the geographic scope of our service area. Moreover, the indenture governing the 7.5% Notes due 2009, restricts our ability to incur additional indebtedness and to sell, lease, transfer or encumber any of our assets. There is no assurance that we will be able to obtain the additional funding required in the amounts or at the time the funds are required.

We may not be successful in implementing our business plan and this failure would have a material effect on our financial condition and ability to generate revenues from operations and realize earnings.

Our business plan contemplates building an MSS/ATC System serving all 50 states in the United States, as well as Puerto Rico and the U.S. Virgin Islands. Neither we nor any other company in the past has offered service over such an integrated satellite and ATC network. There are no assurances that we will be able to develop such a network in the timetable or within the total costs projected, or that we will be able to successfully sell the services provided by such a network. We are substantially dependent on the efforts of certain of our suppliers, in particular Loral and Lockheed, to develop and deliver the satellite and other material components of our planned MSS/ATC System, and there are no readily available substitutes for these suppliers. We presently have limited operations other than development of our MSS/ATC System and delays in the delivery or deployment of the satellite will be harmful to the implementation of our business plan and, as a consequence, our financial condition and ability to commence revenue-generating operations and realize earnings.

There are significant risks associated with building, launching and operating the satellite contemplated under our business plan.

Our business plan contemplates operating one GEO satellite, exposing us to risks inherent in satellite launch and operations, including possible delivery delays, launch failure, incorrect orbital placement or failure of the satellite to perform as specified. A delay in delivery of the satellite could cause us to miss our scheduled launch date. Such a delay could be caused by many factors, including unanticipated delays in designing the satellite to our specifications, unavailability of components, the performance of subcontractors and other similar design and construction issues. A launch failure would result in significant delays in the deployment of the GEO satellite because of the need both to construct a replacement satellite, which can take 27 months or longer, and to obtain another launch opportunity. Such significant delays could materially and adversely affect our operations. Launch vehicles may also underperform, failing to place the GEO satellite in the desired orbital location. Even if we are able to place the GEO satellite into service by using its onboard propulsion systems to reach the desired orbital location, the satellite’s useful life could be reduced. Satellites generally are subject to significant operational risks while in orbit. These risks include malfunctions, commonly referred to as anomalies, which can occur as a result of various factors, such as satellite manufacturers’ errors, problems with the power or control systems of the satellites and general failures resulting from operating satellites in the harsh environment of space. We suffered launch failure with one of our MEO satellites, and another satellite in the MEO satellite system that was successfully launched experienced an anomaly in orbit that delayed functionality for several months.

While we have previous experience in launching and operating satellites and expect to obtain insurance for the launch and on-going operations of the satellite, such insurance will not fully cover all losses we may experience. We may face delay and/or financial loss in the case of a disruption in the GEO satellite’s construction or operation. We may not always be able to obtain insurance at reasonable rates or to cover all the possible sources of failures. We have not yet determined what the cost of obtaining such insurance, as well as insurance on the cost of such insurance, will be, but expect it to range from approximately $40 million to $60 million. The occurrence of a launch failure could materially adversely affect our ability to insure the subsequent launch of our satellites at commercially reasonable premiums, as premiums may rise significantly following the occurrence of a launch failure depending on the cause of such failure. Once launched, we may be unable to obtain and maintain insurance for our GEO satellite, and the insurance we obtain will not cover all losses we may experience. We do not expect to insure against business interruption, lost revenues or delay of revenues. Also, any insurance we obtain will likely contain certain customary exclusions and material change limitations that would limit our coverage.

A launch or operational failure of the satellite may also endanger our FCC authorization to provide MSS using the 2 GHz spectrum in the event that satellite services cannot be promptly or fully initiated or restored. The loss of our MSS authorization would eliminate the value of our spectrum assignment and ability to generate revenues from commercial MSS/ATC System operations, which would have a material adverse effect on our financial condition. See “Regulatory Risks—Our 2 GHz MSS authorization is subject to significant implementation milestones.”

In the fourth quarter of 2006, we were informed by our satellite manufacturer, Loral, that it projected a delay in delivery of the GEO satellite. As a result, we requested an extension from the FCC of our remaining milestones. The FCC granted us our requested extension of the remaining milestone dates in February 2007. However, there can be no assurance that there will not be further delays in completion of our satellite. Any additional future delays may require us to seek additional regulatory extensions.

There are significant technological risks associated with development of our MSS/ATC System.

The successful development of our MSS/ATC System will require us, through our subsidiaries and together with our suppliers and partners, to develop several new systems. These include the integrated MSS and ATC systems, dual direction GBBF for communications between the satellite and terrestrial equipment, and the development of mass-market dual mode devices that will meet the FCC’s requirements, none of which exists today. Although GBBF has been used for satellites before, to the best of our knowledge, it has never been implemented in both directions to the extent planned for the GEO satellite. Also, the GEO satellite may operate at lower signal strength than other satellites, increasing the challenge of developing a suitable dual mode device. Each of these developments represents unique challenges that may impact schedule and development cost. In addition, the end-user devices and the new network infrastructure may be at a cost disadvantage, due to lack of manufacturing scale. This may place us at a cost disadvantage with respect to other terrestrial carriers.

Other parties may have patents or pending patent applications related to integrated MSS/ATC System technology. Those parties may claim that our products or services infringe their intellectual property rights and bring suit against us for infringement of patent or other intellectual property rights. Although we believe that we do not (and we do not intend to), we may be found to infringe on or otherwise violate the intellectual property rights of others. If our products or services are found to infringe or otherwise violate the intellectual property rights of others, we may need to obtain licenses from those parties or design around such rights, increasing development costs and potentially making the system’s operation less efficient. We may not be able to obtain the necessary licenses on commercially reasonable terms, or at all, or to design around such rights. In addition, if a court finds that we infringe or otherwise violate the intellectual property rights of others, we could be required to pay substantial damages or be enjoined from making, using or selling the infringing product or technology. We could also be enjoined while an infringement suit was pending. Any such claim, suit or determination could have a material adverse effect on the operation of the MSS/ATC System or our competitive position and ability to generate revenues.

Further, we will have to license hardware and software for our MSS/ATC System and products. There can be no assurance that the necessary licenses will be available on acceptable commercial terms. Failure to obtain such licenses or other rights could have a material adverse effect on the operation of the MSS/ATC System and our ability to remain competitive and generate revenues from operations.

The success of our business plan may depend on our ability to form strategic partnerships to develop our MSS/ATC System under the constraints of various regulatory requirements.

Our business plan contemplates that we may form strategic partnerships with parties who are able to complement our satellite offerings and benefit from our satellite and/or terrestrial network components. We currently have no strategic partners for our MSS/ATC System, and there can be no assurances that we will be able to form such partnerships on attractive terms. Further, such partnerships may be subject to various regulatory requirements on operation and ownership of satellite and terrestrial assets that may significantly impact the value to a third party of entering into a strategic relationship with us.

We face significant competition from companies that are larger or have greater resources.

We face significant competition from companies that are larger or have greater resources than us, and from companies that may introduce new technologies and new wireless spectrum. While we plan to be one of the first companies to offer integrated satellite and ATC-based terrestrial services, in parts of our business we will face competition from many well-established and well-financed competitors, including existing cellular/personal communications service operators who have large established customer bases. Many of these competitors have substantially greater access to capital and have significantly more operating experience than we do. Further, due to their larger size, many of these competitors enjoy economies of scale benefits that are not available to us.

We may also face competition from other MSS operators planning to offer MSS/ATC services. In addition, the FCC could make additional wireless spectrum available to new or existing competitors. For example, in 2006 the FCC auctioned 90 MHz of spectrum designated for advanced wireless services, which includes a variety of wireless services such as Third Generation, or 3G, mobile broadband and advanced terrestrial wireless services. The FCC has designated additional spectrum for advanced wireless services, but has not yet adopted licensing or service rules for that spectrum.

In addition, the FCC has been directed by U.S. Congress to auction another 60 MHz of spectrum in the 700 MHz band no later than January 28, 2008, although the spectrum will not become available for use any earlier than February 2009.

We may also face competition from the entry of new competitors or from companies with new technologies, and we cannot at this time project the impact that this would have on our business plan or our future results of operations.

We may be unable to protect the proprietary information and intellectual property rights that our operations and future growth will depend on.

The success of our business plan depends, in part, on our ability to develop or acquire technical know-how and remain current on new technological developments. As a result, our ability to compete effectively will depend, in part, on our ability to protect our proprietary technologies and systems designs. While we have attempted to safeguard and maintain our proprietary rights, we do not know whether we have been or will be successful in doing so. We rely on patents, trademarks, copyrights, trade secret laws and policies and procedures related to confidentiality to protect our technology, products and services. Some of our technology, products and services, however, are not covered by any of these protections.

We do not know whether any of our pending patent applications will be issued or, in the case of patents issued or to be issued, that the claims allowed are or will be sufficiently broad to protect our intellectual property. Even if all of our patent applications are issued and are sufficiently broad, our patents may be challenged, invalidated or circumvented. In addition, we do not know whether we will be successful in maintaining the rights to our granted trademarks and these trademark rights may be challenged. Moreover, patent and trademark applications filed in foreign countries may be subject to laws, rules and procedures that are substantially different from those of the United States, and any resulting foreign patents may be difficult and expensive to enforce. We could, therefore, incur substantial costs and diversion of resources in prosecuting patent and trademark infringement suits or otherwise protecting our intellectual property rights, which could have a material adverse effect on our financial condition and results of operations, regardless of the final outcome. Despite our efforts to protect our proprietary rights, there can be no assurance that we will be successful in doing so or that our competitors will not independently develop or patent technologies equivalent or superior to our technologies.

We also rely upon unpatented proprietary technology and other trade secrets. While it is our policy to enter into confidentiality agreements with our employees and third parties to protect our proprietary expertise and other trade secrets, these agreements may not be enforceable, and, even if they are legally enforceable, we may not have adequate remedies for breaches of such agreements. The failure of our patents or confidentiality agreements to protect our proprietary technology or trade secrets could have an adverse effect on our results of operations.

We may be unable to determine when third parties are using our intellectual property rights without our authorization. The unremedied use of our intellectual property rights or the legitimate development or acquisition of intellectual property similar to ours by third parties could reduce or eliminate any competitive advantage we have as a result of our intellectual property, adversely affecting our financial condition and results of operations. If we must take legal action to protect, defend or enforce our intellectual property rights, any suits or proceedings could result in significant costs and diversion of our resources and management’s attention, and there is a risk that we may not prevail in any such suits or proceedings.

We are currently being audited by the Internal Revenue Service for a tax year in which we realized a sizeable gain that was offset by losses.

For U.S. federal income tax purposes, we realized a gain of more than $300 million on the disposition of certain securities in 2003. This gain was offset by losses incurred in connection with the abandonment of certain assets related to our MEO satellite system during the same year. We are currently being audited for tax year 2003 by the Internal Revenue Service (“IRS”) regarding both the recognition of the losses in connection with the impairment of our MEO assets and the timing of the gain on the disposition of the relevant securities, which were sold through a variable forward contract. While we believe that we properly treated and reported all items of gain and loss, the disallowance of the deductions claimed could result in a tax liability of up to $128 million (not including any penalties that might be imposed) if the gain cannot be offset by net operating losses from previous or subsequent years.

We are engaged in litigation with The Boeing Company and BSSI and expect to incur material expenses in pursuing this litigation.

We are engaged in litigation with The Boeing Company and BSSI, arising out of agreements for the development, construction and launch of MEO satellites for our subsidiary, ICO Global Communications (Operations) Limited. We have asserted cross-claims that we believe are meritorious in this litigation, but affirmative claims of BSSI are still pending. While BSSI’s allegations are unproven and it has not specified the amount of monetary relief it is seeking, BSSI alleges that it suffered a loss of a material amount of revenues that it would have otherwise realized had it performed under the agreements. From August 2004 through December 31, 2006, we have spent approximately $10 million in pursuing this litigation and expect that we will continue to incur costs at a similar rate through the duration of the litigation. Due to the uncertain nature of litigation and the many factors beyond our control, we could incur greater costs as the litigation proceeds.

We are in the process of terminating most of our MEO gateway agreements and may incur additional material expenses in terminating these agreements.

Certain of our subsidiaries had agreements with ten operators of gateways for our MEO satellite system. As a result, eight of the ten operators have terminated their agreements, five of which have been successfully renegotiated and our obligations in four of these have been satisfied and thereunder released, and in the last case, a payment plan agreed. In the other three gateways where the agreements have been terminated, there has not been a settlement reached yet. In the case of the two gateways that have not been terminated, one has been extended and the other we continue to perform as previously agreed. We have discontinued the funding of certain of the gateway agreements and may discontinue the funding of certain of our subsidiaries who are parties to the gateway agreements. There can be no assurance that there will not be costs associated with further terminations or that the operators of gateways will not try to hold us liable for these agreements. As of December 31, 2006, we had an accrued liability of $45.6 million related to these unsettled agreements. If we are unable to terminate and settle the remaining agreements on favorable terms, the cash required to settle the entire amount may have a material adverse effect on our financial condition.

Our auditors identified material weaknesses in our internal controls during their audit of our financial statements. If we are unable to successfully address these material weaknesses in our internal controls, or other control deficiencies, our ability to provide timely and accurate financial statements could be adversely affected.

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

During 2006, our management, with the participation of our chief executive officer and senior vice president—finance, developed and implemented a plan to address these material weaknesses that included the hiring of additional qualified technical accounting personnel, performing additional reviews of journal entries and account reconciliations, and performing an assessment of our current accounting and reporting policies and procedures. We believe the steps taken during 2006 to be effective in remediating the material weaknesses described above as of December 31, 2006. However, a material weakness regarding review procedures with respect to income tax accounting was identified during the course of the audit of our financial statements for 2006. This inadequate review process, including a need for dedicated internal tax personnel, contributed to our inability to identify material misstatements in our 2005 and 2006 income tax note disclosures.

If we do not have sufficient adequately trained and experienced tax accounting personnel, we may be unable to prepare our financial statements on time and may not accurately reflect our performance or condition, which may adversely affect our business and compliance with SEC reporting obligations.

Regulatory Risks

Our 2 GHz MSS authorization is subject to significant implementation milestones.

A significant component of our business strategy is to offer integrated MSS and ATC service. However, under FCC regulations, we are required to adhere to significant implementation milestones to maintain authorization to use our assigned MSS spectrum in the United States. To date, we have certified to the FCC that we have met the first eight FCC milestones. We are required to meet four additional FCC milestones, including satellite launch milestone by November 30, 2007, and certification that the MSS system is operational milestone by December 31, 2007. If we fail to meet a milestone, and we are unable to obtain a waiver or extension, we could lose our MSS authorization. The loss of our MSS authorization would have a material adverse effect on our business prospects, financial condition and results of operations, and would be an event of default under the indenture governing the 7.5% Notes.

We are subject to significant U.S. and international governmental regulation.

Our ownership and operation of satellite and wireless communication systems is subject to regulation by the FCC, ITU and Ofcom. In general, laws, policies and regulations affecting the satellite and wireless communications industries are subject to change in response to industry developments, new technology or political considerations. Legislators or regulatory authorities in the United States, the United Kingdom and at the ITU are considering or may consider, or may in the future adopt, new laws, policies and regulations or changes to existing regulations regarding a variety of matters that could, directly or indirectly, affect our operations or increase the cost of providing services over our MSS/ATC System.

FCC authorizations to provide MSS are subject to various regulatory milestones relating to the construction, launch, and operation of MSS satellites, which constitute the satellite system component of an integrated MSS/ATC network. Authorizations to provide ATC-related services are predicated on compliance with, and achievement of, various rules and regulatory milestones relating to the construction, launch and operation of the underlying MSS system. Failure to comply with relevant FCC rules or milestones, or with the terms of FCC authorizations granted to us to provide MSS or ATC services, could result in a cancellation of the MSS or ATC authorization, unless a waiver of the rules or an extension of such milestones is obtained.

Ofcom submits and maintains ITU filings on our behalf, pursuant to our continuing compliance with U.K. due diligence requirements, which include obligations to proceed apace with our business plans and to comply with Ofcom and ITU requirements related to filings made and activities undertaken on our behalf. For example, in the event that Ofcom finds that ICO North America is not developing its satellite system consistent with Ofcom’s due diligence requirements, Ofcom may elect to permit a competitive U.K. filing for its orbital location or refuse to further support ITU filings made on its behalf for that system, resulting in cancellation of the ITU filings. If Ofcom were to permit the competitive U.K. system to deploy at the ICO North America orbital location, future operations of the MSS/ATC System may be significantly compromised as a result of difficulty of frequency coordination with the competing U.K. system. If Ofcom were to indicate that it was withdrawing support for ICO North America’s satellite system, it may have a material adverse effect on our ability to deploy the MSS/ATC System, generate revenues and remain competitive. We are subject to similar requirements with respect to the development of the MEO satellite system. In the event that Ofcom finds that our MEO satellite system is not developing consistent with Ofcom’s due diligence requirements, Ofcom may refuse to further support ITU filings made on its behalf for that system, resulting in cancellation of the ITU filings.

U.K. law imposes an indemnification requirement on us and ICO North America in the event its satellite causes damage to another satellite in flight. Though we have obtained third party insurance for this risk, there can be no assurance that we will be able to collect this insurance or that it will be adequate.

The ITU regulates the use of radio frequency bands and orbital locations used by satellite networks to provide communications services. The use of spectrum and orbital resources by us and other satellite networks must be coordinated pursuant to the ITU’s Radio Regulations in order to avoid interference among the respective networks.

By June 1, 2012, our GEO satellite system is required under ITU rules to be brought into use and coordinated with those national administrations whose satellite systems have superior ITU rights. If the system is not brought into use by June 1, 2012, the ITU would automatically cancel the ITU filings for that system, which could have a material adverse effect on our ability to deploy the GEO satellite system. Further, if we fail to complete coordination with such administrations and systems prior to the launch of the system, the system may be prohibited under ITU rules from providing coverage to countries served by those satellite systems.

Increased competition for spectrum and orbital locations may make it difficult and costly for us to obtain or retain the right to use the spectrum and orbital resources required for our operations. In the future, we may not be able to coordinate our satellite operations successfully under international telecommunications regulations and may not be able to obtain or retain spectrum and orbital resources required to provide future services.

In order to maintain our U.K. authorization to operate our MEO satellite system, we may need to secure additional satellite contracts and funding.

We have in orbit one MEO satellite launched in June 2001, which currently provides data gathering services for an agency of the U.S. Government. In order to maintain ability to operate the MEO satellite system in compliance with U.K. regulations, we must meet U.K. due diligence requirements, which include compliance with European Commission rules and may include compliance with Conference of European

Posts and Telecommunications decisions as they are developed for the provision of MSS in the 2 GHz band. We have certified that the MEO satellite system has met seven of the eight milestones specified in the 1997 Conference of European Posts and Telecommunications decisions that provisioned spectrum in Europe for 2 GHz MSS systems. A new regulatory framework with new milestones is currently being contemplated, and there is considerable uncertainty as to how legacy systems, such as our MEO satellite system, would be treated under any new regulatory regime. Ofcom has requested, however, that we continue to meet our due diligence requirements, and has requested that concrete steps be taken by us in the near future toward the deployment of commercial service on our MEO satellite system in order to maintain Ofcom’s support for us in international forums. Ofcom could initiate procedures to cancel the ITU filing if our efforts do not satisfy Ofcom’s requirements. We do not currently have the funding required to launch additional MEO satellites. If we were required to launch additional MEO satellites in order to maintain the U.K. authorization, but were unable to secure the additional funding required for the completion of construction and launch of those satellites, or if we are required but unable to comply with any new regulatory milestones imposed, it could lead to the loss of our U.K. MEO authorization, which could have a material adverse effect on our ability to develop and operate the MEO satellite system.

We have not yet applied for ATC authorization and, if we are not successful in receiving authorization, it could have a material adverse effect on our ability to deploy the integrated MSS/ATC System.

We have not yet applied to the FCC for ATC authorization, and there are no assurances that the FCC would grant any such authorization request. We must apply for ATC authorization separately from any satellite authorization, and we cannot be granted ATC authorization until we have met certain ATC gating criteria, including a requirement to have a spare satellite on the ground available within one year of commencing ATC service. We also must apply for separate FCC authorizations to cover terrestrial facilities used to provide MSS/ATC services, including licenses and equipment certifications for the mobile handsets and other end-user equipment. If we are unsuccessful in receiving ATC authorization from the FCC, it could have a material adverse effect on our ability to deploy and generate revenues from the operation of the integrated MSS/ATC System and realize earnings.

Our use of the 2 GHz band is subject to successful relocation of incumbent users.

There are currently incumbent users operating services in certain portions of the 2 GHz band. Our operations in the 2 GHz band are subject to successful relocation of incumbent BAS users and other users in the uplink band. The FCC’s rules require new entrants to the 2 GHz band, including 2 GHz MSS licensees, to relocate incumbent BAS users. Sprint Nextel, a new entrant in the 2 GHz band, is also required to relocate incumbent BAS users in the 2 GHz MSS uplink band, and may be entitled to and has indicated that it intends to seek reimbursement of eligible clearing costs from 2 GHz MSS licensees, including us. We do not presently know the amount of our portion or the timing of the reimbursement, but believe that payment of this amount could have a material adverse effect on our financial condition and results of operations.

In addition, on March 7, 2007, Sprint Nextel filed an annual report with the FCC indicating that progress in relocating the BAS operations has been delayed. Due to the complex nature of the BAS relocation and the need to work closely with an outside party, Sprint Nextel, there is a risk that delays in making sufficient progress in the relocation effort will delay the start of commercial MSS operations. Any such delay would negatively impact our revenues during the period of the delay and potentially delay the deployment of the integrated MSS/ATC System.

New entrants to the 2 GHz band also must relocate microwave incumbent users in the 2 GHz MSS downlink band or reimburse other parties for their costs of relocating those incumbent users. There can be no assurances that we will be successful in clearing all of the necessary microwave incumbents in a timely manner, so as to not delay the operation of our MSS/ATC System.

Our spectrum assignment is subject to pending petitions for FCC reconsideration.

On December 8, 2005, the FCC increased the assignment to us of 2 GHz MSS spectrum from 8 MHz to 20 MHz. Our spectrum assignment is subject to pending petitions for reconsideration of this FCC decision, and is conditioned upon any reinstatement of a cancelled Globalstar LLC 2 GHz MSS authorization. FCC reinstatement of the Globalstar authorization would likely result in a reduction in the amount of spectrum assigned to us. Any reduction in our spectrum assignment could reduce its value and adversely affect the implementation of our business plan and our financial condition and competitive position.

Any changes in control of certain of our subsidiaries are subject to prior FCC approval.

Any investment in our subsidiaries that hold various FCC assignments and authorizations that could result in a change of control of those subsidiaries would be subject to prior FCC approval. A request for FCC approval would involve a lengthy review period prior to consummation of the change of control. There can be no assurance that an FCC approval could be obtained in a reasonably timely fashion, and the FCC could impose new or additional license conditions as part of such a review.

Risks Related to the ICO North America 7.5% Notes

Our primary subsidiary, ICO North America, has a substantial amount of indebtedness, which could adversely affect our ability to execute our business plan and to obtain additional financing, and the terms of the indenture may restrict ICO North America’s current and future operations.

As of December 31, 2006, ICO North America had $650 million of 7.5% notes outstanding. This substantial debt could have significant consequences, including, but not limited to:

•       requiring ICO North America to dedicate a substantial portion of its assets and cash flow, if any, to pay principal and interest on the 7.5% Notes, reducing the funds available for working capital, capital expenditures, payment of dividends, acquisitions and other general corporate purposes;

•       limiting our ability to raise future financing for working capital, capital expenditures, acquisitions, debt service requirements or other purposes, and potentially subjecting us to restrictive covenants;

•       limiting our flexibility in planning for, and reacting to, changes in our business and industry;

•       making us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•       placing us at a disadvantage compared to our competitors who have less debt.

In particular, the indenture governing the 7.5% Notes contains a number of restrictive covenants that impose significant operating restrictions that may limit ICO North America and its subsidiaries’ ability to engage in acts that may be in their long-term best interests. In addition, the indenture includes covenants restricting, among other things, ICO North America and its subsidiaries’ ability to:

•       make investments;

•       incur liens;

•       incur additional debt (including guarantees and capital lease obligations) or issue preferred stock;

•       pay dividends (other than in the form of stock) on their capital stock, make redemptions or purchases of their capital stock or our capital stock, or make other payments to us;

•       use the proceeds of certain asset sales that are not applied or invested in a certain manner within one year to repay the 7.5% Notes;

•       engage in mergers, consolidations, acquisitions and sales of substantially all their assets;

•       change the business conducted;

•       enter into transactions with affiliates (including the Company); and

•       sell, lease or transfer the right to use their assets outside of the ordinary course of business or sell any capital stock of the subsidiaries.

A breach of any of the restrictive covenants could result in an event of default under the indenture. If an event of default occurs, the indenture trustee or the holders of 25% of the aggregate principal amount of the outstanding 7.5% Notes may elect to declare the notes, together with the funds held in escrow to meet the first two-years’ interest obligation, to be immediately due and payable and to enforce the guarantees of ICO North America’s subsidiaries, to enforce their security interest or to enforce our pledge of ICO North America’s capital stock. If the 7.5% Notes were accelerated, ICO North America and its subsidiaries’ assets may not be sufficient to repay the notes.

ICO North America does not generate sufficient cash to make future interest payments and repay its 7.5% Notes.

As a development stage company, ICO North America does not generate any operational cash flow. Under the terms of its 7.5% Notes, it is required to keep in escrow sufficient funds to meet the first four scheduled semi-annual interest payments. However, its ability to make future interest payments and repay the 7.5% Notes upon maturity in August 2009 will depend on its ability to generate operating cash and/or raise additional financing.

The 7.5% Notes are secured by a security interest in substantially all of ICO North America and its subsidiaries’ assets and by our pledge of its capital stock.

ICO North America’s 7.5% Notes are secured by a first priority security interest in substantially all of the assets of ICO North America and its present and future subsidiaries to the extent permitted by law and by a first priority pledge by us of ICO North America’s capital stock, subject to certain exceptions. ICO North America and its subsidiaries currently hold substantially all of our assets. In addition, the 7.5% Notes are fully and unconditionally guaranteed by all of ICO North America’s present and future subsidiaries, and those guarantees are secured by a pledge of substantially all of the guarantors’ assets to the extent permitted by law.

ICO North America may not have the ability to finance the change of control repurchase offer required by the indenture governing its 7.5% Notes.

Upon the occurrence of certain events, including a change in control of ICO North America, as that term is defined in the indenture governing the 7.5% Notes, or a transaction pursuant to which any person holds an amount of our capital stock that represents more votes in the election of our directors than is represented by the capital stock held by Eagle River, ICO North America is required to make an offer to repurchase the 7.5% Notes in cash at a purchase price equal to 107.5% of the aggregate principal amount, plus any unpaid interest and a pro rata share of the funds held in escrow to meet the interest obligation through the second anniversary of issuance.

The source of funds for any such repurchase would be any available cash or cash generated from ICO North America’s operations or other sources, including borrowings, sales of equity or funds provided by a new controlling person or entity. There is no assurance that sufficient funds will be available to ICO North America at the time of any change of control event to repurchase all tendered notes pursuant to this requirement.

The 7.5% Notes are convertible into shares of ICO North America’s common stock, and, if converted, our ownership of ICO North America would be reduced to approximately 56%.

Holders of ICO North America’s 7.5% Notes may convert their notes into shares of ICO North America’s Class A common stock at any time. If all of the 7.5% Notes were converted, our ownership interest in ICO North America would be reduced to approximately 56%. Presently, we hold over 99% of the capital stock of ICO North America and, therefore, have significant discretion over the conduct of its operations, subject only to the restrictions contained in the indenture governing the 7.5% Notes and our obligations to minority stockholders of ICO North America. While we would remain its controlling stockholder even if all of the note holders choose to convert, our influence over the operations of ICO North America would be limited to our ability to elect its directors, which would mean that our interests in its operations would be balanced against any competing interests of the Class A common stock holders, possibly resulting in delays in the implementation of, and changes to, the business plan for our primary subsidiary, ICO North America. In addition, under the terms of the 7.5% Notes, if we do not complete an Initial Public Offering for ICO North America by August 15, 2007, our ownership interest of ICO North America would be further reduced by approximately one percent if all of the 7.5% Notes were converted.

The annual interest rate on the 7.5% Notes increases if our GEO satellite and its associated systems are not certified as operational by August 15, 2008.

If our GEO satellite and its associated systems are not certified as operational by August 15, 2008, the annual interest rate on the 7.5% Notes increases by 1.5% initially and by an additional 1.5% every 30 days until certification is achieved, up to a maximum annual interest rate of 13.5%, and all payments on the 7.5% Notes are required to be paid in cash. If ICO North America did not have sufficient earnings to service the increased interest payments on the notes, it might be required to reduce capital expenditures, borrow more money or sell capital stock, which it may not be able to do. If this were to occur, it would adversely affect our ability to develop our MSS/ATC System and commence revenue-generating operations of the integrated MSS/ATC System and, as a consequence, our financial condition.

Risks Related to Our Class A Common Stock

Future sales of our Class A common stock could depress the market price.

The market price of our Class A common stock could decline as a result of sales of a large number of shares. Most of our Class A common stock that is held by non-affiliates can be sold without limitation under Rule 144(k) and certain holders of our Class A common stock are able to sell their shares in compliance with Rule 144. In addition, certain holders of our Class A common stock have the ability to cause us to register the resale of their shares, including, in the case of Eagle River, shares of Class A common stock acquired upon conversion of their Class B common stock. These sales might also make it more difficult for us to sell shares in the future at a time and price that we deem appropriate.

The interests of our controlling stockholder may conflict with your interests as a holder of our Class A common stock.

Eagle River controls approximately 69% of the voting power of our outstanding capital stock. As a result, Eagle River has control over the outcome of matters requiring stockholder approval, including:

•       the election of our directors;

•       amendments to our charter or certain amendments to our bylaws; and

•       the adoption or prevention of mergers, consolidations or the sale of all or substantially all of our assets or the assets of our subsidiaries.

Eagle River also will be able to delay, prevent or cause a change of control of us. Among other effects, if a change in control transaction resulted in any person holding capital stock representing more votes in the election of directors than the number of votes represented by the capital stock held by Eagle River, the consummation of such a change in control would also trigger the requirement that ICO North America offer to repurchase its 7.5% Notes pursuant to the terms of the indenture.

Eagle River has made significant investments in other telecommunications companies and may in the future make additional investments. Some of these companies may compete with us. Eagle River is not obligated to advise us of any investment or business opportunities of which it is aware, and they are not restricted or prohibited from competing with us.

Craig O. McCaw, our Chairman, is the Chairman, Chief Executive Officer and sole member of Eagle River Investments, LLC.

We are a “controlled company” within the meaning of the NASD Marketplace Rules and, as a result, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements.

Eagle River controls approximately 69% of the voting power of our outstanding capital stock. As a result, we are a “controlled company” within the meaning of the Nasdaq Global Market corporate governance standards. Under the NASD Marketplace Rules, a company of which more than 50% of the voting power is held by another company is a “controlled company” and may elect not to comply with certain Nasdaq Global Market corporate governance requirements, including (1) the requirement that a majority of the board of directors consist of independent directors, (2) the requirement that the compensation of officers be determined, or recommended to the board of directors for determination, by a majority of the independent directors or a compensation committee comprised solely of independent directors and (3) the requirement that director nominees be selected, or recommended for the board of directors’ selection, by a majority of the independent directors or a nominating committee comprised solely of independent directors with a written charter or board resolution addressing the nomination process. We have currently elected to utilize these exemptions. As a result, you do not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq Global Market corporate governance requirements.

Certain provisions in our Restated Certificate of Incorporation may discourage takeovers, which could affect the rights of holders of our Class A common stock.

Our Restated Certificate of Incorporation provides that we will take all necessary and appropriate action to protect certain rights of our common stockholders that are set forth in the Restated Certificate of Incorporation, including voting, dividend and conversion rights and their rights in the event of a liquidation, merger, consolidation or sale of substantially all of our assets. It also provides that we will not avoid or seek to avoid the observance or performance of those rights by charter amendment, entry into an inconsistent agreement or reorganization, recapitalization, transfer of assets, consolidation, merger, dissolution or the issuance or sale of securities. In particular, these rights include our Class B common stockholder’s right to ten votes per share on matters submitted to a vote of our stockholders and option to convert each share of Class B common stock into one share of Class A common stock.

We do not expect to pay dividends on our Class A common stock for the foreseeable future.

We have never paid a cash dividend on shares of our equity securities, and do not intend to pay any dividends on our Class A common shares during the foreseeable future. Since we were restructured in a bankruptcy in May 2000, we have had no significant operations or revenues and have incurred net losses (other than in 2005, but due solely to the recognition of an accounting gain in that year). We continue to incur expenses, which must be funded out of cash reserves or the proceeds (if any) of future financings. We expect to have losses for the foreseeable future.

Our current plan is to focus most of our resources on the development of our MSS/ATC System. ICO North America is at an early stage of development and does not have any revenue-generating operations. Its ability to generate cash in the future will depend on its ability to successfully develop the MSS/ATC System and implement and manage projected growth and development. There are no assurances that ICO North America will be successful in these endeavors.

In addition, ICO North America and its subsidiaries are prohibited from paying cash dividends on their capital stock and from purchasing or redeeming their capital stock (unless funded by a contemporaneous sale of capital stock) under the terms of the indenture governing ICO North America’s 7.5% Notes.

Item 1B.               Unresolved Staff Comments.

None.

Item 2.                        Properties.

Our corporate headquarters are located in Reston, Virginia, where we occupy approximately 7,508 square feet of space under a sublease. The sublease on our headquarters continues through May 30, 2012. Upon expiration of our various leases, we do not anticipate any difficulty in obtaining renewals or alternative space.

The following table lists our leased properties, both in the United States and in the United Kingdom:

Location	Operation	Lease Term	Square Footage (Approx.)
Reston, VA	U.S. Corporate Headquarters	Expires May 30, 2012	7,508
Lafayette, CA	Corporate Offices	Expires December 31, 2007	1,344
El Segundo, CA	Space Segment Engineering	Expires May 31, 2009	1,948
Kirkland, WA	Finance/Human Resources	Expires October 31, 2008	1,460
Kirkland, WA	Finance/Human Resources	Month-to-Month	1,576
Washington, DC	Regulatory	Month-to-Month	1,195
Slough, Berkshire, U.K.	U.K. Registered Office(1)	Expires June 26, 2011	4,070
Slough, Berkshire, U.K.	Archive Warehouse	Expires June 23, 2007	2,570
Hounslow, Middlesex, U.K.	Service Offices	Month-to-Month	300

(1)           Also serves as the backup satellite control center for our MEO satellite.

In addition, we own approximately 42 acres in Itaborai, Brazil, on which certain gateway equipment for our MEO satellite system is located.

We believe our facilities are adequate for our current business and operations.

Item 3.                        Legal Proceedings.

In response to our demand for arbitration, in August 2004, Boeing Satellite Systems International, Inc. (“BSSI”) filed an action in the Superior Court of the State of California, in and for the County of Los Angeles, seeking a judicial declaration that we had terminated our contractual agreements with BSSI, and thereby extinguished all of our rights and claims against BSSI arising out of or relating to the development, construction and launch of our MEO satellite system. In response, we filed a cross-complaint seeking damages from BSSI for breach of the parties’ agreements and for other wrongful, tortuous conduct. Subsequently, we also filed a cross-complaint against The Boeing Company, BSSI’s corporate parent, alleging wrongful, tortuous conduct that also damaged us. BSSI recently filed a cross complaint against us seeking unspecified monetary relief and, on December 1, 2006, the court denied BSSI’s motion to dismiss our trade secret claim. On August 24, 2006, the court denied BSSI’s motions for summary judgment and summary adjudication. A trial date has been set for September 4, 2007. We believe that our claims are meritorious and we are vigorously pursuing a prompt resolution. The ultimate resolution is uncertain and we anticipate that the expense of pursuing this litigation will be material.

In December 2005, Deutsche Telekom (“DT”) initiated arbitration with the International Chamber of Commerce against one of our indirect subsidiaries, ICO Global Communications Holding BV (“ICO BV”), seeking in excess of $10 million under a contract for the development and operation of a gateway located in Usingen, Germany. In January 2007, DT and ICO BV reached a resolution with regards to the dispute concerning this gateway and entered into a settlement agreement pursuant to which ICO BV has agreed to pay DT an agreed-upon amount over the next two years. The arbitration proceedings between the parties have been concluded through a final award memorializing the settlement agreement.

In December 2006, Ellipso, Inc. (“Ellipso”) filed an action in the Superior Court of the District of Columbia seeking damages in excess of $100 million from us and our subsidiary, ICO Global Limited, for breach of contract, breach of warranty and fraud. We recently filed a Motion to Dismiss in this case. We believe that Ellipso’s claims are without merit. We intend to vigorously defend ourselves against Ellipso. Management currently believes that this lawsuit will not have a material adverse effect on our financial condition or results of operations.

Item 4.                        Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2006.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Class A Common Stock

Effective September 13, 2006, our Class A common stock trades on the Nasdaq Global Market under the symbol “ICOG.” Prior to this date, our Class A common stock traded in the over-the-counter market under the symbol “ICOHA” and was quoted in the “pink sheets,” an electronic quotation system. Pink sheet bid quotations reflect inter-dealer prices, without adjustments for mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions. In the past our stock has been traded in low daily volumes and, to our belief, by just a limited number of investors, and the historic bid quotations in the table below may not be indicative of the future trading price of our Class A common stock.

The table below sets forth the high and low closing bid quotations of our Class A common stock in U.S. dollars for each of the periods presented. Stock prices for the period from September 13, 2006 through December 31, 2006, represent amounts published on the Nasdaq Global Market, and prices for the period January 1, 2005 through September 12, 2006, represent amounts as published by Pink Sheets LLC.

	2006		2005
	High	Low	High	Low
Period
First Quarter	$6.05	$5.35	$3.48	$0.40
Second Quarter	$5.90	$4.52	$4.15	$2.06
Third Quarter	$6.18	$4.70	$5.57	$3.45
Fourth Quarter	$5.90	$4.50	$6.31	$3.76

As of March 1, 2007, there were approximately 332 record holders of our Class A common stock.

Market for Our Class B Common Stock

There is no established trading market for our Class B common stock, of which we have 54,840,000 shares outstanding with two holders of record, and 1,625,000 shares underlying outstanding Class B common stock options. Each share of Class B common stock is convertible at any time at the option of its holders into one share of Class A common stock.

Dividends

We have never paid a dividend on shares of our equity securities. We do not intend to pay any dividends on our common shares during the foreseeable future. It is anticipated that earnings, if any, from operations will be used to finance growth. We do not have independent operations, and our ability to pay any dividends will be dependent on the ability of our subsidiaries to transfer funds to us in the form of cash dividends. As discussed under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” ICO North America and its subsidiaries are prohibited from paying cash dividends on their capital stock and from purchasing or redeeming their capital stock (unless funded by a contemporaneous sale of capital stock) under the terms of the indenture governing ICO North America’s 7.5% Notes due 2009.

Unregistered Sales of Equity Securities and Use of Proceeds

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

Date	Title	Number of shares	Consideration	Recipient
December 5, 2006	Class A common stock	25,000	—	Eagle River, Inc. (1)

(1)          Issued as compensation for advisory services performed from September 1, 2006 through November 30, 2006.

Issuer Purchases of Equity Securities

None.

Item 6.                        Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and accompanying notes included in this Form 10-K for the year ended December 31, 2006.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Operating expenses:
General and administrative (1)	$36,100	$27,850	$28,011	$52,492	$81,743
Research and development	6,603	570	—	—	—
Contract settlements (2)	—	(74,955)	—	—	—
(Gain) loss on disposal of assets	(8)	(2,030)	—	—	12,527
Impairment of property under construction (3)	—	—	865,191	165,417	392,066
Operating income (loss)	(42,695)	48,565	(893,202)	(217,909)	(486,336)
Net interest income (expense)	(22,128)	(14,450)	(9,087)	(15,852)	(38,878)
Other income (expense)	853	76	220	(1,430)	(434)
Income (loss) before income taxes	(63,970)	34,191	(902,069)	(235,191)	(525,648)
Income tax benefit (expense)	(202)	(785)	(429)	1,043	114,133
Net income (loss)	$(64,172)	$33,406	$(902,498)	$(234,148)	$(411,515)
Basic income (loss) per share	$(0.32)	$0.17	$(4.64)	$(1.20)	$(2.12)
Diluted income (loss) per share	$(0.32)	$0.17	$(4.64)	$(1.20)	$(2.12)
Total assets	$643,517	$714,775	$54,960	$994,941	$1,569,070
Long-term obligations, including current portion	$667,618	$667,191	$68,492	$105,639	$106,423

(1)          The decrease in general and administrative expenses from 2002 to 2003 is primarily due to the termination of a ground segment supply agreement, the relocation of our headquarters from London to the United States and staff reductions. General and administrative expenses continued to decrease through 2005 as we curtailed further spending on the MEO satellite system. The increase in general and administrative expenses in 2006 primarily reflects non-cash stock-based compensation recorded with the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

(2)          Certain of our subsidiaries had agreements with ten operators of gateways for our MEO satellite system. Eight of the ten operators have terminated their agreements with us and discontinued providing the requisite level of services. We have continued to accrue expenses according to our subsidiaries’ contractual obligation until such obligations have been released and the operator has ceased providing services, although in most instances our subsidiaries have suspended or significantly reduced actual payments to the operators. In 2005, upon reaching settlement with four operators, pursuant to which the operators’ claims were legally released, we eliminated the accrued liability and recognized a gain on contract settlements of $75 million.

(3)          In 2002, we identified certain assets that were no longer expected to be utilized in the future design of the MEO satellite system. As a result, we recorded an impairment charge of $392.1 million, of which approximately $83.1 million related to space segment property under construction assets and $309 million related to ground property under construction assets.

In 2003, as part of our continued effort to find alternative strategies to our original MEO business model and to reduce the cost of deploying the MEO satellite system, we amended our MEO satellite contract with Boeing Satellite Systems International, Inc. and simultaneously determined we did not need all of our gateways to economically deploy the MEO satellite system. As a result of this decision, property under construction related to the launch services contract and property at certain gateways was determined to have no future value for accounting purposes, resulting in an impairment charge of $165.4 million in 2003.

In December 2004, our Board of Directors determined to significantly curtail further construction on our MEO satellite system. As a result of this decision, the remaining property under construction related to the MEO satellite system, which included the satellites and the remaining equipment at various gateways, were determined to have no future value, resulting in an impairment charge of $865.2 million in 2004.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this Form 10-K.

Special Note Regarding Forward-Looking Statements

With the exception of historical facts, the statements contained in this management’s discussion and analysis are “forward-looking” statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statements. Factors that might cause or contribute to such a difference include, but are not limited to, those discussed under Item 1A. of Part I, “—Risk Factors,”  “—Risks and Uncertainties” below, and elsewhere in this Form 10-K. The forward-looking statements included in this document are made only as of the date of this report, and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

Overview

We are a next-generation MSS operator. We intend to capitalize on the rapid growth of the wireless sector by building a hybrid MSS/ATC System to offer ubiquitous satellite and terrestrial wireless service throughout the United States. We are authorized to offer MSS services in the United States using a GEO satellite. We have the opportunity in the future to seek authorization from the FCC to integrate ATC into the MSS system in order to provide integrated satellite and terrestrial services and are developing an advanced hybrid satellite terrestrial system. Our MSS/ATC System is designed to provide voice, data and Internet service throughout the United States to a wide variety of devices and handsets, including ones similar to existing cellular phones.

We are not currently generating revenue from operations. The net losses we have funded and capital expenditures we have made since December 31, 2004 primarily relate to the development of our MSS/ATC System. We expect that our current resources will be sufficient to fund the development of this system through 2007. We are focusing our efforts on meeting our planned satellite construction and launch schedule, much of which is mandated by the FCC, while maintaining system development expenses at our planned levels.

On November 9, 2006, we filed a request with the FCC to extend the remaining four milestone dates in our authorization for the construction and launch of our GEO satellite. The extension was needed to accommodate manufacture and delivery issues encountered by subcontractors for our satellite manufacturer, Loral. We requested that the launch of our GEO satellite be extended until November 30, 2007 (rather than July 1, 2007, the milestone date previously specified by the FCC) and that the other remaining milestone dates be extended as well. On February 2, 2007, the FCC granted our request for extension of the remaining milestone dates. Although our request was granted, there can there be no assurance that we or Loral will successfully achieve the new milestone dates.

We are preparing to demonstrate the operational status of our system in 2007, with more robust trials and operations in 2008. We expect to sign agreements with vendors in 2007 to more fully develop technology which would permit video and data multicasting and voice and data interactivity from the satellite, as well as related integrated services for the terrestrial segment. In 2007, we expect to commence the construction of a terrestrial network, including the leasing of towers, the installation of radio equipment and the provisioning of a ground network to connect the terrestrial network. We expect to continue to hire personnel and devote resources in areas such as customer service and billing, marketing, and customer fulfillment. We expect that the commencement of full scale commercial MSS/ATC service operations would require substantial additional capital.

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

We are also permitted to operate a MEO satellite system globally in compliance with regulations promulgated by the United Kingdom and the ITU. Some of these regulations date back to 1997, and these regulations are currently under reconsideration in Europe. There is considerable uncertainty as to how legacy systems, such as our MEO satellite system, would be treated in any new regulatory regime. Also, while we have constructed and launched one MEO satellite, we significantly curtailed construction activity on our MEO satellite system following one launch failure in 2000, as well as disagreements with the manufacturer and launch manager of our MEO satellites. The disagreements led to litigation that commenced in 2004. As a result of these disagreements as well as the regulatory uncertainties surrounding our MEO satellite system, we significantly curtailed further construction of our MEO satellite system.

As a result of the decision to significantly curtail further MEO satellite construction, the MEO satellite system has been written down to its fair value of zero. Despite the curtailment of construction of our MEO satellite system and the considerable uncertainty as to the cost and effectiveness of restarting the

MEO satellite program with our current manufacturer, we continue to explore the potential development of a MEO business plan outside of North America.

We are considered a development stage enterprise as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises, and are not currently generating revenue from operations. There is no assurance that we will be able to obtain the funding necessary to complete the construction of our MSS/ATC System, fund our future working capital requirements, or achieve positive cash flow from operations. These and other uncertainties that could materially affect our results of operations or liquidity in the future are discussed in greater detail under “—Risks and Uncertainties” below. In the event that we are not able to realize our assets in the ordinary course of business and are forced to realize the assets by divestment, there is no assurance that the carrying value of the assets could be recovered. Our losses to date have been primarily funded by proceeds from the issuance of various forms of capital and by proceeds from the sale of ICO North America’s 7.5% Notes. Management plans to sustain operations with existing funds and through additional third-party equity or debt financing when necessary.

Critical Accounting Policies

The accounting policies described below are considered critical in preparing our consolidated financial statements. Critical accounting policies require difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The judgments and uncertainties affecting the application of these policies include significant estimates and assumptions made by us using information available at the time the estimates are made. Actual results could differ materially from those estimates.

Impairment of Long-Lived Assets.   Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the carrying values of long-lived assets are reviewed whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Management considers whether specific events have occurred in determining whether long-lived assets are impaired at each balance sheet date or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The determination of whether impairment exists is based on any excess of the carrying value over the expected future cash flows. Any resulting impairment charge is measured based on the difference between the carrying value of the asset and its fair value, as estimated through expected future cash flows, discounted at a market rate of return for a similar investment. Beginning in 2001 and continuing through the end of 2004, we recorded substantial impairments of property under construction related to our MEO satellite system.

Contract Settlements.   Our policy with respect to a contract in dispute is to continue to record operating expenses and liabilities according to our contractual obligation until such contract is terminated. Upon termination, and prior to settlement, we continue to accrue estimated late payment fees and interest expense, as applicable. Upon reaching settlement, whereby the other party’s claims are legally released, we will extinguish our recorded liability, resulting in the recognition of a gain or loss on contract settlement. We recorded a $75 million gain on contract settlements during 2005.

Share-Based Payment.   In the first quarter of 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). The statement is a revision of SFAS No. 123, Accounting for Stock Based Compensation (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The statement focuses primarily on accounting for transactions in which we obtain employee services in share-based payment transactions. This statement requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We adopted this statement using the modified prospective method and recorded stock-based compensation expense of $6.9 million in general and administrative expenses on our consolidated statements of operations for the year ended December 31, 2006. Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment. We use the Black-Scholes option pricing model (“Black-Scholes”) to estimate the fair value of employee stock options, consistent with the provisions of SFAS 123(R). Option pricing models, including Black-Scholes, also require the use of input assumptions, including risk-free interest rate, expected term, expected dividend yield, expected volatility, and expected forfeiture rate. The risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of our employee stock options. The expected term is based on historical employee exercise behavior. The expected dividend yield assumption is based on our history and expectation of dividend payments. The expected volatility assumption is based upon our historical stock price volatility, which we believe is a reasonable indicator of expected volatility. The expected forfeiture rate is based on our historical rate of forfeitures due to voluntary terminations and the fact that we have a limited number of employees, many of whom are critical to us. As of December 31, 2006, the balance of stock-based compensation cost to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is approximately $16.4 million. The period over which the unearned stock-based compensation is expected to be recognized is approximately 3.8 years.

Prior to January 1, 2006, we elected to apply the disclosure-only provisions of SFAS 123, and to delay full adoption of SFAS 123 and its revision, SFAS 123(R), until the first quarter of 2006. Had we accounted for our restricted stock awards and stock options under the fair value methodology of SFAS 123 and SFAS 123(R), we would have recognized additional compensation expense for the years ended December 31, 2005 and 2004 of $510,000 and $13,000, respectively.

Income Taxes.   We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, tax benefits and deductions. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Since our utilization of our deferred tax assets is dependent upon future taxable income that is not assured, we have recorded a valuation allowance equal to the amount of the deferred tax assets recorded in our consolidated financial statements. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would decrease in the period in which we determined that the recovery was likely.

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

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”). This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities to simplify and make more consistent the accounting for certain financial instruments. This statement permits fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. This statement also allows a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest. SFAS 155 is effective for all financial instruments acquired or issued after December 31, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements for any interim period for that fiscal year. We do not expect the adoption of this statement to have an impact on our financial position, results of operations or cash flows.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. We are currently evaluating the potential impact that the adoption of FIN 48 will have on our consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not determined the impact, if any, the adoption of this statement will have on our consolidated financial statements.

Recent SEC Releases

In September 2006, the SEC staff released Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on quantifying and evaluating the materiality of unrecorded misstatements and is effective for annual financial statements with fiscal years ending after November 15, 2006. As discussed in Note 3 to our consolidated financial statements, we recorded an adjustment to our January 1, 2006 beginning deficit accumulated during the development stage and to the schedule of deferred tax assets in Note 10 in accordance with SAB 108.

Results of Operations

The following table is provided to facilitate the discussion of our results of operations for each of the three years in the period ended December 31, 2006 (in thousands):

	Year ended December 31,
	2006	2005	2004
General and administrative expenses	$36,100	$27,850	$28,011
Research and development expenses	6,603	570	—
Contract settlements	—	(74,955)	—
Gain on disposal of assets	(8)	(2,030)	—
Impairment of property under construction	—	—	865,191
Interest income	(19,292)	(9,503)	(1,413)
Interest expense	41,420	23,953	10,500
Other income	853	76	220
Income tax expense	(202)	(785)	(429)

General and Administrative Expenses.   General and administrative expenses are primarily comprised of executive, finance and administrative personnel costs, including stock-based compensation, storage and satellite tracking expenses under our satellite access node (“SAN”) agreements, office facilities and related costs and professional fees.

General and administrative expenses were $36.1 million for the year ended December 31, 2006, compared to $27.9 million for the year ended December 31, 2005. The slight increase is primarily due to higher expenses associated with professional fees, compensation expenses related to the hiring of additional employees and $6.9 million in non-cash stock-based compensation recorded with the adoption of SFAS 123(R), partially offset by a decrease in SAN expenses for our MEO satellite system due to the cancellation of certain SAN operating agreements (see “Contract Settlements” below).

General and administrative expenses were $27.9 million for the year ended December 31, 2005, compared to $28 million for the year ended December 31, 2004. The decrease is primarily due to a reduction in our workforce which reduced base salaries and benefits by $1.3 million, a decrease in rent expense of $3.7 million due to the cancellation of a lease agreement for our U.K. headquarters in November 2004 and a decrease in expenses recognized under SAN agreements of $2.8 million due to the termination of contracts for the MEO satellite system. These decreases were partially offset by a $5.2 million increase in professional fees in 2005 due to the formation of ICO North America, legal fees associated with the Boeing litigation and certain legal, accounting and auditing fees related to compliance with the covenants of the 7.5% Notes. In addition, we recognized an increase in bonus expense and consulting fees in connection with the issuance of the 7.5% Notes.

We expect general and administrative expenses to continue to increase in future periods due to the hiring of additional personnel necessary to support the development of our MSS/ATC System.

Research and Development Expenses.   Research and development expenses principally consist of third-party engineering, consulting and development costs associated with technology being considered for use in the MSS/ATC System.

Research and development expenses were $6.6 million for the year ended December 31, 2006, compared to $570,000 for the year ended December 31, 2005. This increase is primarily due to additional design and development activities related to the ground network portion of our MSS/ATC System. We did not incur any research and development costs during the year ended December 31, 2004.

We expect future research and development costs to increase as the pace of the design and development of our ground network increases.

Contract Settlements.   As explained more fully in Note 6 to our consolidated financial statements, in 2002, due to a delay in the deployment of the MEO satellite system, we initiated negotiations with SAN operators to defer certain of the payment obligations and reduce the service levels and associated expense under non-cancelable agreements that initially expire in various years through 2010. These negotiations were unsuccessful.

In 2003, we determined that we did not need all of our SANs to economically deploy the MEO satellite system. Additionally, our Board of Directors decided to no longer provide funding to certain of our subsidiaries to pay SAN operators unless we received additional funding or the contracts with such operators were restructured to obtain a substantial cost savings. In December 2004, our Board of Directors decided to significantly curtail further construction of our global MEO satellite system, which further increased the likelihood that the SANs would not be utilized in a timely fashion in the contemplated MEO satellite system.

As a result of our decisions, eight of ten SAN operators have terminated their agreements from 2004 to 2006 and discontinued providing the requisite level of services. We have continued to accrue operating expenses and liabilities according to our subsidiaries’ contractual obligation until such obligations have been released and the operator has ceased providing services, although in most instances our subsidiaries have suspended or significantly reduced actual payments to the operators. Subsequent to the date of termination, we have continued to accrue late payment fees, if applicable, and interest expense. In 2005, upon reaching settlement with four operators, whereby the operators’ claims were legally released, we eliminated the related liabilities and recognized a gain on contract settlements of $75 million. As of December 31, 2006, we have an accrued liability of $45.6 million related to unsettled agreements. We will pursue settlement with regard to the agreements that have been terminated but for which our subsidiaries’ obligations have not been released; however, the financial impact of settling the remaining agreements cannot be determined at this time.

Gain on Disposal of Assets.   In May 2005, we settled an outstanding $2 million obligation to a vendor in exchange for certain specialized communications equipment from two of our SANs, which had a net book value of zero. The gain on disposal of assets for the year ended December 31, 2006 was nominal.

Impairment of Property under Construction.   The MEO satellite system was designed to provide global, mobile communications services using a MEO satellite constellation and associated ground network that included several satellites and up to eleven SANs located throughout the world. In 2003, as part of our continued effort to find alternative strategies to our original MEO business model and to reduce the cost of deploying the MEO satellite system, we amended our MEO satellite contract and simultaneously determined that we did not need all of our SANs to economically deploy the MEO satellite system. As a result of this decision, certain property under construction related to the satellite launch services contract and property at certain SANs was determined to have no future value and an impairment charge was recorded in 2003. In December 2004, our Board of Directors determined to significantly curtail further construction on our MEO satellite system. As a result of this decision, the remaining property under construction related to the MEO satellite system, which included the satellites and the remaining equipment at various SANs, was determined to have no future value, resulting in an impairment charge of $865.2 million in 2004. We did not incur any impairment charges for the years ended December 31, 2006 or 2005.

Interest Income.   Interest income was $19.3 million for the year ended December 31, 2006, compared to $9.5 million for the year ended December 31, 2005. Interest income in both periods was primarily attributable to interest earned on the investment of the proceeds of the 7.5% Notes issued in August 2005. Interest income of $1.4 million for the year ended December 31, 2004 primarily reflects interest earned on our cash and cash equivalent balances during the period as we did not have any other investments in 2004.

We expect interest income to decrease in future periods as our cash, cash equivalents, and available-for-sale investments balances decrease as we develop our MSS/ATC System.

Interest Expense.   Interest expense was $41.4 million for the year ended December 31, 2006, compared to $24 million for the year ended December 31, 2005. Interest expense for the year ended December 31, 2006 was comprised of interest on the 7.5% Notes of $48.7 million, amortization of debt issuance costs of $6.7 million and interest expense related to the SAN agreements recorded as capital lease obligations of $2.9 million, partially offset by interest costs associated with the construction of our MSS/ATC System totaling $16.9 million that were capitalized to the satellite system under construction. Interest expense for the year ended December 31, 2005 consisted of $18.2 million of interest on the 7.5% Notes, $2.4 million of amortization of debt issuance costs and interest expense related to the SAN agreements recorded as capital lease obligations of $4.6 million, partially offset by capitalized interest costs associated with the construction of our MSS/ATC System totaling $1.2 million. Interest expense in 2004 was almost entirely attributable to interest on capital lease obligations associated with the SAN agreements.

We expect interest expense in future periods to remain comparable with amounts reported in 2006.

Other Income.   Other income is comprised primarily of gains and losses on foreign currency transactions. Other income for the years ended December 31, 2006, 2005 and 2004 was nominal.

Income Tax Expense.   Income tax expense was $202,000, $785,000 and $429,000 for the years ended December 31, 2006, 2005 and 2004, respectively. This income tax expense represents the tax on income of certain of our U.K. and Netherland entities that generated taxable income on a stand-alone basis.

Liquidity and Capital Resources

Overview.   Substantially all of our capital expenditures and liquidity requirements since December 2004 have been related to the development of our MSS/ATC System. As described in more detail below in “—Future Funding Requirements” and “—Contractual Obligations,” our primary expected cash needs for 2007 are for the construction and launch of the GEO satellite that will be part of our MSS/ATC System and related development costs for the MSS portion of the MSS/ATC System.

We have funded our cash needs with the net proceeds from the 7.5% Notes issued in August 2005. The 7.5% Notes are described below under “—Long-Term Obligations.”

Cash Flows.   The following table is provided to facilitate the discussion of our liquidity and capital resources for the years ended December 31, 2006 and December 31, 2005 (in thousands):

	Year ended December 31,
	2006	2005
Net cash provided by (used in):
Operating activities	$(61,920)	$(22,849)
Investing activities	39,022	(477,074)
Financing activities	9,963	620,460
Effect of foreign exchange rate changes on cash	484	2,422
Net increase (decrease) in cash and cash equivalents	(12,451)	122,959
Cash and cash equivalents—beginning of period	175,510	52,551
Cash and cash equivalents—end of period	$163,059	$175,510

Cash, cash equivalents and available-for-sale investments were $239.7 million at December 31, 2006 compared to $471.7 million at December 31, 2005. As explained more fully below, the decrease in our liquidity during 2006 is due primarily to capital expenditures related to our satellite system under construction and the purchase of first priority rights to use a desired orbital slot for our GEO satellite. We believe that our cash, cash equivalents and available-for-sale securities will be sufficient to fund our operational and capital requirements until at least the end of 2007.

Cash used in operating activities was $61.9 million for the year ended December 31, 2006 compared to $22.8 million for year ended December 31, 2005. For the year ended December 31, 2006, cash used in operating activities consisted primarily of our net loss of $64.2 million and a decrease in accrued interest payable of $14.2 million partially offset by various non-cash items included in our net loss. Cash used in operating activities for the year ended December 31, 2005 consisted primarily of net income of $33.4 million offset by contract settlements of $75 million and other non-cash items included in net income.

Cash provided by investing activities was $39 million for the year ended December 31, 2006 compared to cash used in investing activities of $477.1 million for the year ended December 31, 2005. For the year ended December 31, 2006, the primary source of cash provided by investing activities was net sales and maturities of available-for-sale and restricted investment securities of $264.5 million, partially offset by capital expenditures of $212.1 million related to the satellite system under construction and $14 million for the purchase of first priority rights to use a desired orbital slot for our GEO satellite. Cash used in investing activities for the year ended December 31, 2005 consisted primarily of $386.9 million of net purchases of available-for-sale securities and restricted investments and $88.2 million of capital purchases related to the satellite system under construction.

Cash provided by financing activities was $10 million for the year ended December 31, 2006 compared to $620.5 million for the year ended December 31, 2005. Cash provided by financing activities for the year ended December 31, 2006 was primarily attributable to the sale of ICO North America Class A common stock and options to purchase shares of ICO North America Class A common stock of $9.9 million to certain holders of our 7.5% Notes. For the year ended December 31, 2005, cash provided by financing activities consisted of $620.4 million of net proceeds from the issuance of the 7.5% Notes.

Long-Term Obligations.   As of December 31, 2006, we had long-term obligations, including the current portion of such obligations, of $667.6 million, consisting of $650 million associated with ICO North America’s outstanding 7.5% Notes, and amounts payable under capital leases of $17.6 million.

In August 2005, ICO North America issued the 7.5% Notes due in August 2009. The proceeds from issuance of these 7.5% Notes were approximately $526.8 million, net of $93.6 million deposited into an escrow account, as required by the indenture, to provide for the payment, in full, of the first four scheduled semi-annual interest payments on the 7.5% Notes, and net of debt issuance costs of $29.6 million. Subject to the satisfaction of certain conditions and to certain exceptions, commencing February 15, 2008, ICO North America has the option of paying interest with additional notes in lieu of cash at an increased rate of 8.5% per annum. In the event that the GEO satellite and its associated systems are not certified as operational by August 15, 2008, the interest rate on the 7.5% Notes would increase by 1.5% initially and by an additional 1.5% every 30 days until certification were achieved, up to a maximum annual interest rate of 13.5%, and all interest payments on the 7.5% Notes would then be required to be paid in cash.

The 7.5% Notes are secured by a first priority security interest in substantially all of the assets of ICO North America and its present and future subsidiaries to the extent permitted by law and by a first priority pledge by us of ICO North America’s capital stock, subject to certain exceptions. In addition, the 7.5% Notes are fully and unconditionally guaranteed by all of ICO North America’s present and future subsidiaries, and those guarantees are secured by a pledge of substantially all of the guarantors’ assets to the extent permitted by law. In addition, ICO North America and its subsidiaries are prohibited under the indenture from incurring liens on any asset owned or acquired in the future with certain exceptions.

The 7.5% Notes were issued under an indenture containing various covenants restricting the operations of ICO North America and its subsidiaries, including prohibiting the payment of dividends on their capital stock, other than stock dividends and payments to ICO North America or its subsidiaries, and prohibiting ICO North America and its subsidiaries from purchases, redemptions or other acquisitions of their capital stock or our capital stock, unless funded by a contemporaneous sale of capital stock.

ICO North America and its subsidiaries are also prohibited from issuing preferred stock and incurring, issuing or guaranteeing any indebtedness (including capital lease obligations) other than:

indebtedness under a working capital facility not to exceed $40 million; additional notes issued as interest on the 7.5% Notes; refinancings of indebtedness permitted under the indenture; indebtedness between or among ICO North America and its subsidiaries; hedging obligations and certain other indebtedness incurred in the ordinary course of business; and subordinated indebtedness not to exceed $200 million, provided there is not a default under the indenture, ICO North America first offers any subordinated indebtedness to the holders of its 7.5% Notes, the subordinated indebtedness matures at least 91 days after, and bears a cash interest rate of not more than the 7.5% Notes and that a portion of the proceeds equal to the first two years’ cash interest are deposited into an escrow account.

The indenture also restricts ICO North America and its subsidiaries’ ability to sell, lease or transfer the right to use their assets outside the ordinary course of business, other than a sale of substantially all of the assets of ICO North America and its subsidiaries, and to sell the subsidiaries’ capital stock, in each case in transactions exceeding $1 million, and also places restrictions on the use of proceeds from any permitted sales or leases. The indenture also contains restrictions on ICO North America’s and its subsidiaries’ transactions with us and their other affiliates (with the exception of certain enumerated transactions, requiring that payments, purchases or sales or other transfers of properties or assets and any contracts, loans, guarantees or other transactions are on terms no less favorable than with an unrelated third party and, in the case a transaction or a series of transactions involving over $10 million, the consent of the holders of a majority of the 7.5% Notes), as well as restrictions on mergers, consolidations or sales of substantially all of the assets of ICO North America and its subsidiaries. The indenture also restricts investments by ICO North America and its subsidiaries, including investments in another company unless such other company is merged into or becomes a subsidiary of ICO North America or one of its subsidiaries.

An event of default occurs under the indenture if: (i) ICO North America defaults on the payment of principal or premium on the 7.5% Notes either at maturity or redemption or defaults for 30 days on the payment of any interest on the 7.5% Notes; (ii) ICO North America or any of its subsidiaries breach certain of the restrictive covenants described above; (iii) ICO North America or any of its subsidiaries fails, after 30 days’ notice, to observe or perform any other covenant, representation, warranty or other agreement in the indenture, the 7.5% Notes, the guarantees of the subsidiaries or any of the pledge or security agreements securing the 7.5% Notes or guarantees; (iv) ICO North America or any of its subsidiaries defaults on any mortgage, indenture or other lending instrument due to a default in the payment of principal, interest or premium or the default results in the acceleration of $10 million or more of indebtedness; (v) final judgment(s) for over $10 million entered by court(s) of competent jurisdiction against ICO North America or any of its subsidiaries remain undischarged, unstayed or unpaid for 60 days; (vi) any MSS/ATC FCC authorization of ICO North America or its subsidiaries is revoked, cancelled or relinquished and such action cannot be appealed; (vii) except as permitted under the indenture, any note guarantee of ICO North America’s subsidiaries is held by a court to be unenforceable or invalid or the guarantor denies its obligations under its guarantee; (viii) except as permitted under the indenture, any pledge or security agreement or pledge or security interest for collateral in excess of $25 million securing the 7.5% Notes or guarantees is held by a court to be unenforceable or invalid; or (ix) certain events of bankruptcy, insolvency or reorganization occur.

If an event of default occurs (other than an event of bankruptcy, insolvency or reorganization), the indenture trustee or the holders of 25% of the aggregate principal amount of the outstanding 7.5% Notes may elect to declare the 7.5% Notes, together with the funds held in escrow to meet the first two-years’ interest obligation, to be immediately due and payable and to enforce the guarantees of ICO North America’s subsidiaries, to enforce their security interest or to enforce our pledge of ICO North America’s capital stock. If an event of default due to an event of bankruptcy, insolvency or reorganization occurs, all outstanding 7.5% Notes plus any remaining escrowed interest are immediately due and payable.

Holders may convert their 7.5% Notes at any time and, upon the occurrence of certain events, the 7.5% Notes will automatically convert into shares of ICO North America’s Class A common stock at a rate of $4.25 per share of Class A common stock, subject to certain adjustments. The holders presently have the authority to designate one director to the ICO North America board of directors. Further, ICO North America is required to offer to repurchase the 7.5% Notes in cash at a purchase price equal to 107.5% of the aggregate principal amount, plus a pro rata portion of the escrowed interest and any accrued and unpaid interest, upon the occurrence of certain events, including a change in control of ICO North America. A change in control for purposes of the repurchase provision includes: (i) a sale of substantially all of the assets of ICO North America and its subsidiaries, other than to Eagle River; (ii) a transaction (before an initial public offering of ICO North America’s Class A common stock) pursuant to which we and Eagle River cease to own ICO North America capital stock representing at least 50.1% of the possible votes in the election of directors (“voting power”); (iii) a transaction (following a Class A common stock IPO) after which a person holds capital stock representing more ICO North America voting power than Eagle River holds; or (iv) a transaction pursuant to which any person holds an amount of our capital stock that represents more votes in the election of our directors than is represented by our capital stock held by Eagle River.

Future Funding Requirements.   The MSS portion of our MSS/ATC System is required to be certified as operational by December 31, 2007. We expect that the total funding needed to develop the MSS portion of our MSS/ATC System will be approximately $525 million to $600 million, of which approximately $350 million had been spent through December 31, 2006. The remaining estimated funding amounts include approximately $125 million related to the design, construction, delivery and launch of our GEO satellite, the delivery of certain gateway segment equipment and further development of the terrestrial network and user devices. Launch insurance of approximately $40 million to $60 million and general and administrative expenses account for the remainder of the estimated future funding requirements.

We plan to fund the remaining portion of the MSS system development requirements through cash, cash equivalents and available-for-sale investments, of which we had approximately $240 million as of December 31, 2006. To the extent necessary and to preserve our reserves of current assets, ICO North America may seek to secure a working capital facility and incur a limited amount of additional indebtedness in order to provide additional funds to complete the MSS portion. Based on our current cash resources, we do not anticipate making material capital expenditures during 2007, other than in connection with the development of our MSS/ATC System.

We believe that our cash, cash equivalents and available-for-sale investments will be sufficient to fund our operational and capital requirements until at least the end of 2007. In addition, our restricted investments as of December 31, 2006 of $48.7 million will be sufficient to fund full payment of the interest under our 7.5% Notes through the August 2007 payment. This assumes continued compliance with the provisions of the indenture governing the 7.5% Notes and the absence of a change in control repurchase offer under the indenture. For periods beyond the end of 2007, we will likely seek additional financing through offerings of equity or debt securities or agreements with strategic partners. If we were to develop the incremental ATC portion of our MSS/ATC System without a strategic partner, we would require substantial additional capital. The category of business or consumer market we choose to serve, the type and extent of ATC infrastructure necessary to serve such market and the geographic scope of our service area will affect the amount of capital needed for the terrestrial ATC portion of our MSS/ATC System. We expect that the additional funding needed for the type and scope of commercial service we would pursue without strategic partners would range from approximately $300 million to $800 million, depending on the business or consumer market we choose to serve, the type and extent of infrastructure necessary to serve such market and the geographic scope of our service area. We cannot be assured that we will be able to obtain additional financing on acceptable terms or at all. Within one year after commencing ATC service, the FCC will require us to maintain on the ground a spare satellite, which is estimated to cost between

$180 million and $225 million. The spare satellite is not a requirement for the provision of MSS only services.

Prior to July 1, 2005, our contributions to ICO North America had been in the form of equity. Any future financings by ICO North America and its subsidiaries, including intercompany loans, would need to be in compliance with the restrictions contained in the indenture governing the 7.5% Notes.

Risks and Uncertainties

Certain risks and uncertainties that could materially affect our future results of operations or liquidity are discussed under Item 1A. of Part I, “—Risk Factors” in this Form 10-K. In particular, these risks and uncertainties include, but are not limited to, the following matters:

•       We operate in a heavily regulated industry, and our rights to offer our planned services are tied to meeting significant milestones or otherwise satisfying our regulators. In the United States, we have met eight FCC milestones and our right to use our assigned MSS spectrum to provide service is conditioned on our completion of four additional FCC milestones. In February 2007, the FCC granted our request to extend the remaining milestone dates in our authorization for the construction and launch of our GEO satellite to accommodate manufacture and delivery issues encountered by subcontractors for our satellite manufacturer, Loral. There can be no assurance that we or Loral will achieve the new milestone dates. If we fail to meet a milestone and we are unable to obtain a waiver or extension, we could lose our MSS authorization, and a loss of our MSS authorization would be an event of default under the indenture governing the 7.5% Notes. Substantially all of the $525 million to $600 million we anticipated needing to develop the MSS portion of our MSS/ATC System will be used to complete the tasks to permit us to meet the 2007 milestones.

•       There are many risks inherent to building, launching and maintaining a satellite. We intend to obtain launch vehicle and satellite insurance and maintain in-orbit insurance coverage. These costs through 2007 are included in our estimated costs for completing the MSS portion of our MSS/ATC System. We expect the insurance policies to include customary satellite insurance exclusions and/or deductibles and material change limitations. We anticipate that, as is common in the industry, we will not insure against business interruption, lost revenues or delay of revenues in the event of a total or partial loss of the communications capacity or life of the satellite. Accordingly, we would not be fully insured for all of the potential losses that may be incurred in the event of a satellite launch failure or other satellite malfunction. In addition, our business plan contemplates operating one satellite, and a launch failure would result in significant delays in the deployment of the satellite due to the need to construct a replacement, which can take 27 months or longer, and to obtain a launch opportunity for the replacement satellite. If we were unable to obtain a waiver or extension from the FCC, we could lose our MSS authorization, and a loss of our MSS authorization would be an event of default under the indenture governing the 7.5% Notes. In addition, in the event that the GEO satellite and its associated systems are not certified as operational by August 15, 2008, the annual interest rate on the 7.5% Notes will increase by 1.5% initially and by an additional 1.5% every 30 days until certification is achieved, up to a maximum annual interest rate of 13.5%, and all interest payments on the 7.5% Notes will be required to be paid in cash.

•       We believe we have sufficient capital resources to complete and certify to the FCC that the MSS portion of our MSS/ATC System is operational. We may seek potential strategic partners to assist us in developing the ATC portion of our MSS/ATC System. If we chose to complete our MSS/ATC System without partners, we would need to raise substantial additional funding through equity and/or debt offerings. The category of business or consumer market we choose to serve, the type and extent of ATC infrastructure necessary to serve such market and the geographic scope of our service area will affect the amount of capital needed for the terrestrial ATC portion of our MSS/ATC System. We expect that the additional funding needed for the type and scope of ATC service we would pursue without strategic partners would range from approximately $300 million to $800 million. To provide ATC service, we must separately apply to the FCC for ATC authorization, which we expect to do in 2007, and meet certain “gating criteria,” which include the provision of commercial MSS service, as a pre-condition to obtaining ATC authorization.

•       For U.S. federal income tax purposes, we realized a gain of more the $300 million on the disposition of certain securities in 2003. This gain was offset by losses incurred in connection with the abandonment of certain assets related to our MEO satellite system in the same year. The IRS is currently auditing our 2003 tax year in which these transactions occurred. The audit involves both the recognition of the losses in connection with the impairment of our MEO assets and the timing of the gain on the disposition of the relevant securities, which were sold through a variable forward contract. To the extent the IRS disallows the deductions claimed, we could face a tax liability ranging from approximately $12 million to $128 million (not including any penalties that might be imposed).

•       We are engaged in litigation with The Boeing Company and BSSI arising out of agreements for the development and launch of our MEO satellites. BSSI’s allegations are unproven and it has not specified the amount of monetary relief it is seeking. We have asserted cross-claims that we believe are meritorious. From August 2004 through December 31, 2006, we have incurred approximately $10 million in pursuing this litigation and expect that we will continue to incur substantial costs through the duration of the litigation. Due to the uncertain nature of litigation and the many factors beyond our control, we could incur greater costs as the litigation proceeds.

•       There is considerable uncertainty as to how legacy MEO satellite systems, such as ours, would be treated in any new regulatory regime in Europe. European regulators are currently considering new rules for the S-band, and Ofcom has requested that we continue to meet our due diligence requirements toward the deployment of commercial service on our MEO satellite system in order to maintain Ofcom’s support for us in international forums. If we are unable to preserve our claim to priority and legacy rights, we will be entitled to pursue international S-band operations on the same terms as all other operators. Depending on the development of a MEO business plan and the associated costs (including the costs to comply with the final milestone or any new milestones imposed), as well as the success of discussions with potential partners who could provide the funding for the development of the MEO satellite system, we may or may not proceed with the development of our physical and regulatory MEO assets.

We are subject to additional risks and uncertainties discussed under Item 1A. of Part I, “—Risk Factors” included in this Form 10-K, that could adversely affect the planned development, operation or commercialization of our MSS/ATC System and our costs, competitive position, financial condition and ability to realize earnings.

Contractual Obligations

Our primary contractual obligations include our long-term debt as well as payments and other obligations under our primary agreements for the design, manufacture and launch of our GEO satellite and procurement of equipment and other services for our gateway system. In the table below, we set forth our contractual obligations as of December 31, 2006 (in millions):

	Years ending December 31,
	Total	2007	2008-2009	2010-2011	2012 and Thereafter
Long-term debt obligations(1)	$796.3	$48.8	$747.5	$—	$—
Capital lease obligations	25.8	19.8	4.6	1.4	—
SAN operating lease obligations	6.3	1.3	4.3	0.7	—
Other operating lease obligations	1.9	0.4	0.7	0.7	0.1
Purchase obligations(2)	111.7	70.3	5.7	4.5	31.2
Total	$942.0	$140.6	$762.8	$7.3	$31.3

(1)          Assumes all interest payments on our 7.5% Notes are made in cash and at an interest rate of 7.5%. Subject to the satisfaction of certain conditions and to certain exceptions, for the period from August 16, 2007 through August 15, 2009, we have the option of paying interest with additional notes in lieu of cash at an increased rate of 8.5% per annum. In the event that our GEO satellite and its associated systems are not certified as operational by August 15, 2008, the interest rate on the 7.5% Notes increases by 1.5% initially and by an additional 1.5% every 30 days until certification is achieved, up to a maximum annual interest rate of 13.5%, and all payments on the 7.5% Notes are required to be paid in cash.

(2)          As of December 31, 2006, we had remaining payments of approximately $86.9 million that are payable based on the achievement of certain construction, delivery and deployment milestones related to the development of the MSS/ATC System, which are expected to occur in 2007. These remaining payments relate to the agreements described below as well as other secondary agreements related to the development of the MSS/ATC System. Additional payments of $23.2 million related to in-orbit satellite performance incentives, including interest, related to our GEO satellite are payable over 15 years from 2007 through 2022. In addition to these remaining payments, we have purchase commitments of approximately $1.6 million related to our MEO satellite system.

Through our majority owned subsidiary ICO North America, we have an agreement with Loral, to design, develop, manufacture, test and deliver one GEO satellite and to develop, test and implement certain ground-based systems related to the operation of the satellite. The satellite is expected to be delivered to permit a launch by November 30, 2007. We also retain an option through December 31, 2008 to purchase one additional GEO satellite.

We may terminate the satellite contract for our convenience in whole (meaning as to the whole of the then remaining work) or in part. In the case of termination in whole, our liabilities are stipulated in an agreed-upon termination liability schedule that approximates the total amounts paid or payable by us at the time of termination. If the satellite portion of the contract is terminated, we are required to terminate the contract in whole including the ground-based beam forming. The same stipulated termination liability schedule would be applicable if Loral terminates the contract due to our default.

In general, title to and risk of loss of the satellite passes from Loral to us at the time of intentional ignition of the launch vehicle. Title to the ground-based systems passes to us when such systems have been proven operable at the gateway. Loral is responsible for maintaining property insurance against the risk of loss or damage to the satellite up to the moment risk of loss passes to us. With certain exceptions, Loral is responsible for securing all licenses, approvals and consents as may be required for performance of the satellite contract. Subject to certain exceptions, we bear the risk (including additional costs, if any) resulting from excusable delays under the satellite contract, as well as risk of loss for the satellite from the time of intentional ignition of the launch vehicle. There can be no assurance that events constituting excusable delays will not arise or, if any event constituting excusable delay does arise, that it will be resolved on terms that are not materially adverse to us.

Upon a specified default by Loral, including the inexcusable delay beyond an agreed-upon period of delivery of the satellite, we may, subject to certain exceptions, terminate the contract. Under the termination for default, Loral shall refund to us all payments made plus interest thereon from the date payment was received by Loral to the date the refund was received by us. In addition, Loral shall be required to pay any liquidated damages for delays that have accrued up to the date of notice of termination for default. Liquidated damages may be available from Loral for failure to meet the FCC satellite construction implementation milestones and for late delivery of the satellite. In the event of default by Loral, there can be no assurance that we will be able to find a substitute provider in a timely manner or on economically acceptable terms.

On March 10, 2006, we entered into an agreement with Lockheed for the provision of launch services for our GEO satellite. In February 2007, we selected, in coordination with Lockheed, our launch slot as November 2007. We have purchased launch risk protection insurance from Lockheed, providing for a payment to us in the event of a launch failure after launch due to the launch vehicle. We also retain an option to require Lockheed to provide a replacement launch in the event that we determine that the initial launch resulted in a satellite failure within the first six months after launch.

We may terminate the launch services contract for any reason for our convenience. In the case of termination, our liabilities are stipulated in an agreed-upon termination liability schedule. The same stipulated termination liability schedule would be applicable if Lockheed terminates the contract due to our default, including default due to our delay beyond an agreed-upon maximum postponement period for the launch service. At no time do we obtain title to or ownership in the launch vehicle. The launch vehicle remains the property of Lockheed. With certain exceptions, Lockheed is responsible for securing all licenses, approvals and consents as may be required for performance of the launch services contract.

Upon a specified default by Lockheed, including Lockheed’s delay beyond an agreed maximum postponement period for the launch service, we may, subject to certain exceptions, terminate the contract. Under the termination for default, Lockheed shall refund to us all payments made by us. In addition, Lockheed shall be required to pay any liquidated damages for delays that have accrued up to the date of notice of termination for default. In the event of default by Lockheed, there can be no assurance that we will be able to find a substitute launch services provider in a timely manner or on economically acceptable terms.

On May 10, 2006, we entered into an agreement with Hughes Network Systems, LLC (“HNS”) to provide gateway services including the design, manufacture, delivery, and test of the radio frequency subsystem, the gateway system controller, the gateway control network and the gateway system inter connections. The gateway will be located at the HNS facility in North Las Vegas, Nevada and is scheduled to be delivered in June 2007. We retain an option to purchase a diverse site radio frequency terminal along with an associated diverse site facility.

We may terminate this agreement with HNS for any reason for our convenience. In the case of termination, our liabilities are stipulated in an agreed-upon termination liability schedule that approximates the total amounts paid or payable by us at the time of termination. The same stipulated termination liability schedule would be applicable if HNS terminates the contract due to our default. HNS is responsible for securing all licenses, approvals and consents as may be required for performance of the gateway contract. In general, title to and risk of loss of the gateway passes from HNS to us when such systems have been proven acceptable.

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

In addition, we are required, under the terms of the indenture governing the 7.5% Notes, to obtain launch insurance and maintain in-orbit insurance coverage, each in an amount equal to the full replacement cost of the GEO satellite. We have not yet determined what the cost of obtaining such insurance will be, but expect the launch insurance to range from approximately $40 million to $60 million.

Inflation

The impact of inflation on our consolidated financial condition and results of operations was not significant during any of the years presented.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risks.

We have assessed our vulnerability to certain market risks, including interest rate risk associated with our available-for-sale securities, long-term debt, accounts payable, capital lease obligations, and cash and cash equivalents and foreign currency risk associated with our capital lease obligations and cash held in foreign currencies.

Our investment portfolio consists of fixed income debt securities, including money market funds, commercial paper, government obligations and corporate bonds, with a fair value of approximately $288.5 million as of December 31, 2006 and $537.6 million as of December 31, 2005. The primary objective of our investments in fixed income securities is to preserve principal, while maximizing returns and minimizing risk, and our policies require that we make these investments in short-term, highly-rated securities. For available-for-sale securities, unrealized gains and losses are recorded in other comprehensive income. Losses will not be realized in the consolidated statement of operations unless the individual securities are sold prior to recovery or determined to be other-than-temporarily impaired. We manage our interest rate risk by purchasing securities with maturities that correspond to our liquidity needs for operations, capital expenditures and debt service. Due to the short-term nature of these investments (less than 180 days) and our investment policies and procedures, we have determined that the risk associated with interest rate fluctuations related to these financial instruments is not material to us.

Our convertible long-term debt bears interest at a fixed rate of 7.5%, matures on August 15, 2009 and has a fair value of approximately $721.5 million as of December 31, 2006 and approximately $903.5 million as of December 31, 2005.

Our primary foreign currency exposure relates to cash balances in foreign currencies. Due to the small balances we hold, we have determined that the risk associated with foreign currency fluctuations is not material to us. We do not enter into any hedging or derivative transactions to manage our exposure to foreign currency risk.

Item 8.                           Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ICO Global Communications (Holdings) Limited and Subsidiaries
Kirkland, Washington

We have audited the accompanying consolidated balance sheets of ICO Global Communications (Holdings) Limited and subsidiaries (a development-stage enterprise) (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficiency in assets), statements of comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2006, and the period from February 9, 2000 (inception) to December 31, 2006. Our audits also included the financial statement schedule listed in the index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company’s financial statements as of and for the year ended December 31, 2002, and for the period from February 9, 2000 (date of inception) through December 31, 2002, were audited by other auditors whose report, dated November 21, 2003 (except for the second paragraph which is dated May 15, 2006), expressed an unqualified opinion on those statements. The financial statements for the period February 9, 2000 (date of inception) through December 31, 2002, reflect a net loss of $756,209,000 of the related total for the period from February 9, 2000 (date of inception) through December 31, 2006. The other auditors’ report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, and for the period from February 9, 2000 (date of inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 1, 2006.

As discussed in Note 3 to the consolidated financial statements, on December 31, 2006, the Company initially applied the provisions of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and recorded a cumulative effect adjustment to beginning accumulated deficit at January 1, 2006 and adjustments to deferred tax assets and valuation allowance as of December 31, 2005.

The Company is in the development stage as of December 31, 2006. As discussed in Note 2 to the financial statements, successful completion of the Company’s development program and, ultimately, the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to fulfill its development activities, obtaining regulatory approval, and achieving a level of sales adequate to support the Company’s cost structure.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington
April 2, 2007

Report of Independent Registered Public Accountants

To the Board of Directors and Stockholders
of ICO Global Communications (Holdings) Limited and Subsidiaries:

In our opinion, the accompanying consolidated statements of operations, of changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of ICO Global Communications (Holdings) Limited and its subsidiaries (a development stage enterprise) (the “Company”) and the results of their operations and their cash flows cumulatively, for the period from February 9, 2000 (date of inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion dated November 21, 2003 on the consolidated financial statements referred to above, we included a paragraph of emphasis describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern through November 21, 2004. We have removed this paragraph from our report as this date has passed.

/s/ PricewaterhouseCoopers LLP

Seattle, Washington
November 21, 2003, except for the second paragraph above as to which the date is May 15, 2006

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Consolidated Balance Sheets
(In thousands, except share data)

	December 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$163,059	$175,510
Restricted cash	825	1,650
Available-for-sale investments	76,680	296,163
Restricted investments	48,734	48,707
Prepaid expenses and other current assets	807	2,002
Total current assets	290,105	524,032
Property in service—net of accumulated depreciation of $186 and $32, respectively	373	323
Satellite system under construction	318,563	117,068
Restricted investments	—	46,226
Debt issuance costs—net of accumulated amortization of $9,083 and $2,432, respectively	20,476	27,126
Other assets	14,000	—
Total	$643,517	$714,775
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
Accounts payable	$623	$1,084
Accrued satellite system construction payable	43	27,595
Accrued expenses	20,748	18,863
Accrued interest	29,161	25,950
Income tax payable	908	1,240
Current portion of capital lease obligations	13,023	9,623
Total current liabilities	64,506	84,355
Capital lease obligations, less current portion	4,595	7,568
Convertible long-term debt	650,000	650,000
Total liabilities	719,101	741,923
Commitments and contingencies (Note 8)
Stockholders’ equity (deficiency in assets):
Preferred stock, $.01 par value, 75,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.01 par value, 900,000,000 shares authorized, 201,275,552 and 200,203,884 shares issued, and 143,306,660 and 142,234,992 outstanding	2,013	2,002
Class B convertible common stock, $.01 par value, 150,000,000 shares authorized, 85,843,382 and 86,489,882 shares issued, and 54,840,000 and 55,486,500 outstanding	858	868
Additional paid-in capital	2,714,989	2,699,856
Treasury stock, 57,968,892 shares of Class A common stock and 31,003,382 shares of Class B convertible common stock common stock	(877,489)	(877,489)
Deferred stock-based compensation	—	(2,063)
Accumulated other comprehensive income	6,273	9,127
Deficit accumulated during the development stage	(1,922,228)	(1,859,449)
Total stockholders’ equity (deficiency in assets)	(75,584)	(27,148)
Total	$643,517	$714,775

The accompanying notes are an integral part of these consolidated financial statements.

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year ended December 31,			February 9, 2000 (inception)to December 31, 2006
	2006	2005	2004	(development stage period)
Operating expenses :
General and administrative	$36,100	$27,850	$28,011	$575,608
Research and development	6,603	570	—	69,330
Contract settlements	—	(74,955)	—	(74,955)
Impairment of property under construction	—	—	865,191	1,438,304
(Gain) loss on disposal of assets	(8)	(2,030)	—	11,100
Total operating expenses	42,695	(48,565)	893,202	2,019,387
Operating income (loss)	(42,695)	48,565	(893,202)	(2,019,387)
Interest income	19,292	9,503	1,413	121,366
Interest expense	(41,420)	(23,953)	(10,500)	(148,007)
Other income	853	76	220	3,725
Income (loss) before income taxes	(63,970)	34,191	(902,069)	(2,042,303)
Income tax benefit (expense)	(202)	(785)	(429)	120,626
Net income (loss) before cumulative effect of change in accounting principle	(64,172)	33,406	(902,498)	(1,921,677)
Cumulative effect of change in accounting principle	—	—	—	(1,944)
Net income (loss)	$(64,172)	$33,406	$(902,498)	$(1,923,621)
Basic income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(0.32)	$0.17	$(4.64)	$(9.98)
Cumulative effect of change in accounting principle	—	—	—	(0.01)
Basic income (loss) per share	$(0.32)	$0.17	$(4.64)	$(9.99)
Diluted income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(0.32)	$0.17	$(4.64)	$(9.98)
Cumulative effect of change in accounting principle	—	—	—	(0.01)
Diluted income (loss) per share	$(0.32)	$0.17	$(4.64)	$(9.99)
Weighted average shares outstanding used to compute basic income (loss) per share	197,617,799	194,889,804	194,653,602	192,557,545
Weighted average shares outstanding used to compute diluted income (loss) per share	197,617,799	200,077,147	194,653,602	192,557,545

The accompanying notes are an integral part of these consolidated financial statements.

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year ended December 31,			February 9, 2000 (inception) to December 31, 2006 (development
	2006	2005	2004	stage period)
Net income (loss)	$(64,172)	$33,406	$(902,498)	$(1,923,621)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax	57	(75)	(178)	(18)
Cumulative translation adjustments	(2,911)	496	720	6,291
Comprehensive income (loss)	$(67,026)	$33,827	$(901,956)	$(1,917,348)

The accompanying notes are an integral part of these consolidated financial statements.

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
(In thousands, except share data)

	Year ended December 31,			February 9, 2000 (inception) to December 31, 2006 (development
	2006	2005	2004	stage period)
Operating activities:
Net income (loss)	$(64,172)	$33,406	$(902,498)	$(1,923,621)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	6,900	307	—	26,535
Depreciation	152	32	—	3,463
Amortization of debt issuance costs	6,651	2,432	—	9,083
Unrealized foreign exchange (gain) loss	(755)	(2,673)	70	(5,142)
(Gain) loss on disposal of assets	(8)	(2,030)	—	11,100
Impairment of property under construction	—	—	865,191	1,438,304
Gain on contract settlements	—	(74,955)	—	(74,955)
Gain on Nextel share-pledge derivative	—	—	—	(9,168)
Deferred tax credit	—	—	—	(121,928)
Other than temporary loss on marketable securities available for sale	—	—	—	689
Amortization of capitalized SAN operator incentive	—	—	—	2,593
Cost of issuance of shares to distribution partners	—	—	—	37,440
Other	—	—	(75)	30,573
Changes in:
Prepaid expenses and other current assets	1,261	486	9,995	49,474
Accrued interest income	1,205	(4,319)	—	(3,114)
Accounts payable	(467)	908	(2,492)	(325)
Accrued interest payable	(14,169)	21,288	5,050	63,462
Other accrued expenses	1,482	2,269	(3,551)	59,371
Net cash used in operating activities	(61,920)	(22,849)	(28,310)	(406,166)
Investing activities:
Proceeds from launch insurance	—	—	—	225,000
Debtor in possession advance in relation to Old ICO	—	—	—	(275,000)
Acquisition of net assets of Old ICO	—	—	—	(117,590)
Cash received from Old ICO at acquisition	—	—	—	107,436
Restricted cash	825	(1,650)	1,673	(5,899)
Purchases of satellite system under construction	(212,143)	(88,245)	—	(300,388)
Purchases of property under construction	—	—	—	(497,890)
Purchases of property in service	(202)	(357)	—	(2,032)
Investments in unconsolidated subsidiaries	—	—	—	(2,373)
Purchases of other assets	(14,000)	—	—	(14,000)
Purchases of available-for-sale investments	(536,270)	(336,342)	—	(3,730,891)
Maturities and sales of available-for-sale investments	753,419	43,073	450	3,655,219
Maturities and sales of restricted investments	48,035	—	—	48,035
Purchases of restricted investments	(650)	(93,583)	—	(94,233)
Proceeds from contract amendments	—	—	—	44,434
Proceeds from sale of assets	8	30	1,944	12,106
Net cash provided by (used in) investing activities	39,022	(477,074)	4,067	(948,066)
Financing activities:
Net proceeds from issuance of common stock	43	18	—	597,918
Proceeds from issuance of convertible notes	—	650,000	—	650,000
Debt issuance costs	—	(29,558)	—	(29,558)
Proceeds from sale of subsidiary stock and stock options	9,920	—	—	9,920
Advances from affiliates	—	—	—	324,395
Repayment of advances from affiliates	—	—	—	(324,395)
Repayment of note payable to Eagle River	—	—	(37,500)	(37,500)
Repayment of operator financing	—	—	—	(5,727)
Proceeds from pledge of Nextel shares	—	—	—	351,600
Net proceeds from loan from Teledesic LLC	—	—	—	20,000
Acquisition of ICO shares from minority interest stockholder	—	—	—	(30,868)
Net cash provided by (used in) financing activities	9,963	620,460	(37,500)	1,525,785
Effect of foreign exchange rate changes on cash	484	2,422	11,359	(8,494)
Net increase (decrease) in cash and cash equivalents	(12,451)	122,959	(50,384)	163,059
Cash and cash equivalents—beginning of period	175,510	52,551	102,935	—
Cash and cash equivalents—end of period	$163,059	$175,510	$52,551	$163,059

(continued)

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows (Continued)
(In thousands, except share data)

				February 9, 2000
				(inception) to
				December 31, 2006
	Year ended December 31,			(development
	2006	2005	2004	stage period)
Supplemental disclosures:
Income taxes paid	$139	$101	$375	$7,427
Interest paid	48,750	—	5,375	101,652
Capitalized interest	16,904	1,228	—	18,132
Supplemental disclosure of non-cash activities:
Issuance of Class A common shares in respect of investment in Ellipso, Inc.	—	—	—	6,863
Issuance of Class B common shares in respect of investment in Ellipso, Inc.	—	—	—	74
Issuance of Class A common shares in respect of investment in Constellation Communications Holdings, Inc.	—	—	—	904
Increase (decrease) in accrued satellite system construction payable	(27,552)	27,595	—	43
Equipment acquired in capital lease agreements	—	—	—	42,096
Issuance of warrants for the repayment of debt	—	—	—	4,950
The following securities of ICO arose from the acquisition of Old ICO’s net assets:
93,700,041 Class A common shares and options to acquire Class A common shares issued	—	—	—	679,873
31,003,382 Class B common shares issued	—	—	—	275,000
1,600,000 Class A common shares issued to distribution partners	—	—	—	16,720
200,000 Class A common shares committed to distribution partners	—	—	—	2,090
50,000,000 warrants issued to acquire Class A common shares	—	—	—	180,000

(concluded)

The accompanying notes are an integral part of these consolidated financial statements

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency in Assets)
(In thousands, except share data)

								Deficit	Total
	Common stock			Additional paid-in	Treasury	Deferred stock-based	Accumulated other comprehensive	accumulated during the development	stockholders’ equity (deficiency
	Class A shares	Class B shares	Amount	capital	stock	compensation	income (loss)	stage	in assets)
Balance at inception, February 9, 2000	—	—	$—	$—	$—	$—	$—	$—	$—
Issuance of Class B common stock for shares of Nextel Communications, Inc.	—	36,345,786	363	401,152	—	—	—	—	401,515
Deferred tax liability associated with Nextel Communications, Inc. share contribution	—	—	—	(124,420)	—	—	—	—	(124,420)
Initial issuance of Class A common stock for cash	222	—	1	—	—	—	—	—	1
Issuance of securities to acquire assets of Old ICO:
Issuance of Class A common stock	160,000,040	—	1,600	1,372,813	—	—	—	—	1,374,413
Issuance of Class B common stock	—	31,003,382	310	274,690	—	—	—	—	275,000
Issuance of Class A common stock to distribution partners	1,550,000	—	16	16,181	—	—	—	—	16,197
Issuance of warrants	—	—	—	180,000	—	—	—	—	180,000
Issuance of Class A common stock and options	24,920,353	—	249	267,712	—	—	—	—	267,961
Issuance of Class B common stock and options	—	19,454,214	195	208,990	—	—	—	—	209,185
Cost of issuance of common stock	—	—	—	(3,211)	—	—	—	—	(3,211)
Stock-based compensation	69,750	—	1	749	—	—	—	—	750
Other compensation	—	—	—	18,436	—	—	—	—	18,436
Other comprehensive loss	—	—	—	—	—	—	(26,326)	—	(26,326)
Net loss	—	—	—	—	—	—	—	(118,794)	(118,794)
Treasury stock	(57,968,892)	(31,003,382)	—	—	(877,489)	—	—	—	(877,489)
Balance, December 31, 2000	128,571,473	55,800,000	2,735	2,613,092	(877,489)	—	(26,326)	(118,794)	1,593,218
Issuance of Class A common stock and options to acquire Ellipso Class A common stock	492,611	—	5	3,833	—	—	—	—	3,838
Issuance of securities to acquire assets of Old ICO:
Issuance of Class A common stock to Old ICO creditors	700,000	—	7	5,453	—	—	—	—	5,460
Issuance of Class A common stock to distributors and SAN operators	6,750,000	—	68	52,715	—	—	—	—	52,783
Issuance of Class A common stock	138,218	—	1	1,507	—	—	—	—	1,508
Cost of issuance of common stock	—	—	—	(176)	—	—	—	—	(176)
Other comprehensive loss	—	—	—	—	—	—	(8,036)	—	(8,036)
Net loss	—	—	—	—	—	—	—	(225,900)	(225,900)
Balance, December 31, 2001	136,652,302	55,800,000	$2,816	$2,676,424	$(877,489)	$—	$(34,362)	$(344,694)	$1,422,695

(continued)

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency in Assets) (Continued)
(In thousands, except share data)

	Common stock			Additional paid-in	Treasury	Deferred stock-based	Accumulated other comprehensive	Deficit accumulated during the development	Total stockholders’ equity (deficiency
	Class A shares	Class B shares	Amount	capital	stock	compensation	income (loss)	stage	in assets)
Balance, December 31, 2001	136,652,302	55,800,000	$2,816	$2,676,424	$(877,489)	$—	$(34,362)	$(344,694)	$1,422,695
Issuance of Class A common stock to acquire CCI Series A preferred stock and common stock	583,253	—	5	899	—	—	—	—	904
Issuance of Class A and Class B common stock to acquire Ellipso Series A preferred stock and common stock	1,571,547	46,500	15	2,574	—	—	—	—	2,589
Issuance of warrants to refinance debt	—	—	—	4,950	—	—	—	—	4,950
Settlement of Teledesic note payable	—	—	—	12,514	—	—	—	—	12,514
Stock-based compensation	—	—	—	141	—	—	—	—	141
Other comprehensive income	—	—	—	—	—	—	6,912	—	6,912
Net loss	—	—	—	—	—	—	—	(411,515)	(411,515)
Balance, December 31, 2002	138,807,102	55,846,500	2,836	2,697,502	(877,489)	—	(27,450)	(756,209)	1,039,190
Other comprehensive income	—	—	—	—	—	—	35,614	—	35,614
Net loss	—	—	—	—	—	—	—	(234,148)	(234,148)
Balance, December 31, 2003	138,807,102	55,846,500	2,836	2,697,502	(877,489)	—	8,164	(990,357)	840,656
Other comprehensive income	—	—	—	—	—	—	542	—	542
Net loss	—	—	—	—	—	—	—	(902,498)	(902,498)
Balance, December 31, 2004	138,807,102	55,846,500	2,836	2,697,502	(877,489)	—	8,706	(1,892,855)	(61,300)
Issuance of Class A common stock from exercise of warrants	1,827,890	—	18	—	—	—	—	—	18
Issuance of restricted Class A common stock	600,000	—	6	2,364	—	(2,370)	—	—	—
Issuance of restricted Class A common stock dividend	1,000,000	—	10	(10)	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	307	—	—	307
Other comprehensive income	—	—	—	—	—	—	421	—	421
Net income	—	—	—	—	—	—	—	33,406	33,406
Balance, December 31, 2005	142,234,992	55,846,500	$2,870	$2,699,856	$(877,489)	$(2,063)	$9,127	$(1,859,449)	$(27,148)

(continued)

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency in Assets) (Continued)
(In thousands, except share data)

	Common stock			Additional paid-in	Treasury	Deferred stock-based	Accumulated other comprehensive	Deficit accumulated during the development	Total stockholders’ equity (deficiency
	Class A shares	Class B shares	Amount	capital	stock	compensation	income (loss)	stage	in assets)
Balance, December 31, 2005	142,234,992	55,846,500	$2,870	$2,699,856	$(877,489)	$(2,063)	$9,127	$(1,859,449)	$(27,148)
Adjustment to beginning accumulated deficit (Note 3)	—	—	—	—	—	—	—	1,393	1,393
Reclassification of deferred stock-based compensation recorded upon adoption of SFAS No. 123(R)	—	—	—	(2,063)	—	2,063	—	—	—
Gain on sale of subsidiary stock and stock options	—	—	—	9,920	—	—	—	—	9,920
Issuance of Class A common stock	97,551	—	1	527	—	—	—	—	528
Class A shares withheld at vesting in order to cover income tax withholding obligations	(33,800)	—	—	(194)	—	—	—	—	(194)
Conversion of Class B common stock	1,006,500	(1,006,500)	—	—	—	—	—	—	—
Issuance of Class A common stock from exercise of warrants	1,417	—	—	43	—	—	—	—	43
Stock-based compensation	—	—	—	6,900	—	—	—	—	6,900
Other comprehensive loss	—	—	—	—	—	—	(2,854)	—	(2,854)
Net loss	—	—	—	—	—	—	—	(64,172)	(64,172)
Balance, December 31, 2006	143,306,660	54,840,000	$2,871	$2,714,989	$(877,489)	$—	$6,273	$(1,922,228)	$(75,584)

(concluded)

The accompanying notes are an integral part of these consolidated financial statements.

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

1.   Organization and Business

ICO Global Communications (Holdings) Limited (“ICO”) is a next-generation mobile satellite service (“MSS”) operator authorized through its majority owned subsidiary, ICO North America, Inc. (“ICO North America”), by the Federal Communications Commission (“FCC”) to offer ubiquitous MSS throughout the United States using a geosynchronous earth orbit (“GEO”) satellite. ICO is also permitted to operate a medium earth orbit (“MEO”) satellite system globally outside the United States (with the exception of two Middle Eastern countries) in compliance with regulations promulgated by the United Kingdom and by the International Telecommunication Union.

ICO was incorporated in the State of Delaware in 2000 to purchase the assets and assume certain liabilities of ICO Global Communications (Holdings) Limited (“Old ICO”), a Bermuda corporation, on its emergence from Chapter 11 bankruptcy. Effective November 28, 2001, ICO merged with ICO Global Limited (“IGL”), a holding company which was formed on February 9, 2000. ICO and IGL were under the common control of Eagle River Investments, LLC and its affiliates (collectively referred to as “Eagle River”) prior to their merger. Accounting principles generally accepted in the United States of America require the merger of entities under common control to be accounted for in a manner similar to pooling-of-interests accounting. The assets, liabilities and stockholders’ equity (deficiency in assets) for IGL and ICO were recorded at historical cost as of the effective date of the transaction. The consolidated financial statements include the accounts of ICO, a development stage enterprise, and its subsidiaries (collectively referred to as the “Company”). The consolidated statements of operations, of comprehensive income (loss), of cash flows and of changes in stockholders’ equity (deficiency in assets) have been prepared to include the activity for IGL and ICO from February 9, 2000, the date of inception of IGL, through December 31, 2006. As of December 31, 2006, Eagle River remains ICO’s controlling shareholder with an economic interest of approximately 34% and a voting interest of approximately 69%.

Following the purchase of assets and assumption of certain liabilities of Old ICO, the Company established a new management team who oversaw the construction of the MEO satellites and ground systems and developed the technical plan for the MEO satellite system. Following one launch failure in March 2000, as well as disagreements with the manufacturer and launch manager of its MEO satellites, which disagreements are the subject of litigation commenced in 2004, the Company significantly curtailed construction activity on its MEO satellite system.

In order to address service coverage and economic limitations inherent to the MSS business plan, the Company devised and introduced to the FCC the concept of using MSS spectrum for ancillary terrestrial use. This capability would allow the Company full access to urban customers by overcoming signal blockage related to buildings or terrain and capacity limitations inherent in satellite communications, thereby giving the Company greater flexibility to provide integrated satellite-terrestrial services. In February 2003, the FCC issued an order establishing rules permitting MSS operators to seek authorization to integrate an ancillary terrestrial component (“ATC”) into their networks. Additionally, in May 2005, the FCC granted the Company’s request to modify its reservation of spectrum for the provision of MSS in the United States using a GEO satellite system rather than a MEO satellite system. Finally, on December 8, 2005, the FCC increased the assignment to the Company of 2 GHz MSS spectrum from 8 MHz to 20 MHz.

In December 2004, the Company formed a new wholly-owned subsidiary, ICO North America, to develop an advanced hybrid mobile satellite service/ancillary terrestrial component system (the “MSS/ATC System”), using a GEO satellite, designed to provide voice, data and Internet service throughout the United States to a wide variety of devices and handsets, including ones similar in size to existing cellular phones. In August 2005, ICO North America issued $650 million aggregate principal amount of convertible notes (the “7.5% Notes”) to fund the development of the MSS/ATC System, and, in February 2006, it sold 323,000 shares of Class A common stock and stock options to purchase an additional 3,250,000 shares of Class A common stock to certain holders of its 7.5% Notes, resulting in net proceeds of $9.9 million.

2.   Development Stage Enterprise

The Company is a development stage enterprise as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises, and will continue to be so until it commences commercial operations. The development stage is from February 9, 2000 (inception) through December 31, 2006 (see Note 1).

As the Company is not currently generating revenue from operations, there is no assurance that the Company will be able to obtain the funding necessary to complete the construction of the MSS/ATC System, fund its future working capital requirements, or achieve positive cash flow from operations. In addition, the Company operates in a heavily regulated industry, and its rights to offer its planned services are tied to meeting significant milestones or otherwise satisfying its regulators. In November 2006, the Company requested an extension from the FCC of the remaining milestone dates in its authorization for the construction and launch of its satellite to accommodate manufacture and delivery issues encountered by subcontractors of its satellite manufacturer. On February 2, 2007, the FCC granted the Company’s request to extend the remaining four milestone dates in its authorization for the construction and launch of its GEO satellite. Launch of the Company’s GEO satellite has been extended until November 30, 2007 (rather than July 1, 2007) and required certification that its MSS system is operational has been extended until December 31, 2007 (rather than July 17, 2007). The Company’s two remaining milestones, which are technical benchmarks leading to the satellite launch, were also extended to April 30, 2007 (rather than January 1, 2007) and June 15, 2007 (rather than March 1, 2007), respectively. If the Company fails to meet a milestone and is unable to obtain a waiver or extension, the Company could lose its MSS authorization, and a loss of its MSS authorization would be an event of default under the indenture governing the 7.5% Notes (see Note 7). In the event that the Company is not able to realize its assets in the ordinary course of business, and is forced to realize the assets by divestment, there is no assurance that the carrying value of the assets could be recovered.

3.   Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation—The consolidated financial statements of the Company include its results of operations for the years ended December 31, 2006, 2005 and 2004, and the development stage period from February 9, 2000 (inception) to December 31, 2006. These consolidated financial statements include all of the assets, liabilities and results of operations of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions and balances have been eliminated in consolidation. All information in these financial statements is in U.S. dollars. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Segment Information—The Company operates in and reports on one segment (satellite telecommunications) based upon the provisions of SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. The net book value of all foreign long-lived assets was zero as of December 31, 2006 and 2005.

Risks and Uncertainties—The Company is subject to the risks and challenges of other companies in the development stage, including dependence on key individuals, successful development and marketing of its products and services, competition from substitute products and services, and larger companies with greater financial, technical and marketing resources.

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

Cash and Cash Equivalents—Cash and cash equivalents is defined as short-term highly liquid investments with original maturities from the date of purchase of 90 days or less. Cash and cash equivalents is comprised of the following (in thousands):

	December 31,
	2006	2005
Cash	$23,148	$20,821
Money market funds	20,192	7,877
Commercial paper	119,719	146,812
	$163,059	$175,510

Restricted Cash—As of December 31, 2006 and 2005, the Company had restricted cash of $825,000 and $1.7 million, respectively, related to a bond which is held pursuant to conditions of the Company’s FCC authorization to operate in the MSS spectrum.

Available-for-Sale Investments—The Company’s investments are primarily held in commercial paper, corporate bonds and notes and U.S. government and agency securities, and are classified as available-for-sale and are reported at fair value based upon quoted market prices. Investments generally mature or are sold within six months from the purchase date and are classified as current assets in the consolidated balance sheets. Realized gains and losses on investments are determined using the specific identification method and are included in interest income in the consolidated statements of operations. The Company includes any unrealized gains or losses on investments, net of tax, in stockholders’ equity (deficiency in assets) as a component of accumulated other comprehensive income. The Company does not hold any derivative financial instruments in its investment portfolio.

Restricted Investments—The Company’s restricted investments consist of U.S. Treasury securities held as collateral for future interest payments related to the 7.5% Notes. The maturity dates of these investments correspond with interest payment dates as specified in the 7.5% Notes. These investments are classified as held-to-maturity and are reported at amortized cost. As of December 31, 2006, all of the Company’s restricted investments mature in 2007 and are classified as current. As of December 31, 2005, restricted investments with maturity dates during 2006 are classified as current and restricted investments with maturity dates in 2007 are classified as non current. Gross unrealized losses on restricted investments at December 31, 2006 and 2005 were $178,000 and $304,000, respectively.

Property in Service—Property in service, net of accumulated depreciation, consists of computer equipment, software and furniture and fixtures and is depreciated using the straight-line method based on estimated useful lives of three to five years. Significant additions and improvements to property in service are capitalized. Repair and maintenance costs are expensed as incurred.

Satellite System Under Construction—Satellite system under construction represents payments made and accrued for third-party construction and engineering costs incurred in the design, manufacture, test and launch of the MSS/ATC System. Satellite system under construction will be classified as property in service when placed into service and will be depreciated using the straight-line method based on an anticipated useful life of 10 to 15 years. Only the costs of constructing successfully deployed satellites will be transferred to property in service. Losses resulting from any unsuccessful launches or satellite failures will be recognized as those events occur, and insurance proceeds, if any, related to such losses will be recorded when their realization becomes determinable.

Capitalized Interest—The Company capitalizes interest costs associated with the construction of the MSS/ATC System. Interest capitalized to satellite system under construction for the years ended December 31, 2006 and 2005 was $16.9 million and $1.2 million, respectively.

Impairment of Long-Lived Assets—Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the carrying values of long-lived assets are reviewed whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Management considers whether specific events have occurred in determining whether long-lived assets are impaired at each balance sheet date or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The determination of whether impairment exists is based on any excess of the carrying value over the expected future cash flows. Any resulting impairment charge is measured based on the difference between the carrying value of the asset and its fair value, as estimated through expected future cash flows, discounted at a market rate of return for a similar investment. The Company recorded substantial impairments of property under construction for the year ended December 31, 2004 (see Note 5).

Debt Issuance Costs—Costs incurred in connection with the issuance of the 7.5% Notes have been capitalized and are included in debt issuance costs on the consolidated balance sheets. These costs are being amortized using the effective interest method from issuance in August 2005 through maturity in August 2009. Amortization of debt issuance costs is included in interest expense on the consolidated statements of operations and totaled $6.7 million and $2.4 million for the years ended December 31, 2006 and 2005, respectively.

Other Assets—Other assets represents payments made to acquire first priority rights to use a desired orbital slot for the Company’s GEO satellite. The Company currently intends to utilize such slot when it deploys its first satellite to be used in the MSS/ATC System. The Company expects to amortize such costs over the estimated useful life of its satellite system under construction, currently anticipated to be 10 to 15 years.

Fair Value of Financial Instruments—Financial instruments include cash and cash equivalents, available-for-sale investments, restricted investments, accounts payable, convertible notes and certain other accrued liabilities. The fair values of available-for-sale investments are assessed using current market quotations from major investment brokers. The carrying amounts of these available-for-sale investments are adjusted to fair value monthly. The fair value of convertible notes is based on available market prices. The carrying amounts of all other financial instruments are reasonable estimates of their fair values due to their short-term nature.

Revenue Recognition—The Company is a development stage enterprise and does not currently have any revenue from operations.

Contract Settlements—The Company’s policy with respect to a contract in dispute is to continue to record operating expenses and liabilities according to its contractual obligation until such contract is terminated. Upon termination, and prior to settlement, the Company continues to accrue estimated late payment fees and interest expense, as applicable. Upon reaching settlement, whereby the other party’s claims are legally released, the Company will extinguish its recorded liability, resulting in the recognition of a gain or loss on contract settlement. The Company recorded substantial gains on contract settlements for the year ended December 31, 2005 (see Note 6).

Share-Based Payment—On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) using the modified prospective transition method. SFAS 123(R) requires the measurement of all share-based payment awards made to employees and directors, including stock options and restricted stock awards, based on estimated fair values on the date of grant and recognition of compensation cost over the service period for awards expected to vest. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), for periods beginning in fiscal year 2006. In March 2005, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company records stock-based compensation expense on stock options and restricted stock awards issued to employees, directors and certain contractors and consultants. Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the year ended December 31, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and compensation expense for share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the year ended December 31, 2006 is based on awards ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For the year ended December 31, 2006, stock-based compensation expense related to outstanding stock options and restricted stock awards recognized under SFAS 123(R) was $6.9 million, net of income taxes of $0, and is included in general and administrative expenses on the consolidated statements of operations.

Prior to the adoption of SFAS 123(R), the Company accounted for its stock-based awards using the intrinsic value method in accordance with APB 25 as permitted under SFAS 123. Under the intrinsic value method, no stock-based compensation expense for stock option grants was recognized for the year ended December 31, 2005 as the exercise price of stock options granted during 2005 was equal to or greater than the fair market value of the underlying stock at the date of grant. There were no stock options granted in 2004.

Valuation Assumptions for Stock Options

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model (“Black-Scholes”) as its method of valuation under SFAS 123(R) based on the single option award approach. This fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The Company also used Black-Scholes for its pro forma disclosures required under SFAS 123 for periods prior to 2006.

The fair value of share-based payment awards on the date of grant as determined by Black-Scholes is affected by the Company’s stock price as well as other assumptions. These assumptions include, but are not limited to, the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.

The weighted average grant date fair value of employee stock options granted during the years ended December 31, 2006 and 2005 was estimated using Black-Scholes with the following assumptions:

	Year ended December 31,
	2006	2005
Expected volatility	37%	40%
Risk-free interest rate	4.8%	4.5%
Expected dividend yield	0%	0%
Expected forfeiture rate	0%	0%
Expected term in years	10	10

The expected volatility assumption was based upon the Company’s historical stock price volatility during the limited amount of time substantial information about the Company has been available to the general public, as well as a review of the expected volatility of other entities similar to the Company, which the Company believes is a reasonable indicator of expected volatility. The risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the Company’s employee stock options. The expected dividend yield assumption is based on the Company’s history and expectation of dividend payments. The expected forfeiture rate is based on the Company’s historical rate of forfeitures due to voluntary terminations and the fact that the Company has a limited number of employees, many of whom are critical to the Company, and expectations for forfeitures in the future. The expected term is based on employee exercise behavior.

Stock Option Activity

The Company’s stock option activity for the year ended December 31, 2006 is summarized as follows:

			Weighted	Aggregate
		Weighted	average	intrinsic
	Number of	average	remaining life	value
	options	exercise price	(in years)	(in thousands)
Outstanding at January 1, 2006	6,739,573	$4.80	—	—
Granted	2,745,250	$5.61	—	—
Outstanding at December 31, 2006	9,484,823	$5.04	8.46	$2,584
Exercisable at December 31, 2006	2,743,073	$5.62	7.60	$1,285

The aggregate intrinsic value in the table above represents total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of fiscal 2006 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their stock options on December 31, 2006.

The weighted average grant date fair value of stock options granted during the year ended December 31, 2006 is $3.10 per share and the fair value of these stock options is $8.5 million. The stock options vest over four years.

At December 31, 2006, the balance of stock-based compensation cost to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is as follows (in millions):

Years ending December 31,
2007	$5.3
2008	5.2
2009	4.8
2010	1.1
$16.4

The period over which the unearned stock-based compensation expense is expected to be recognized is approximately 3.8 years.

Fair Value Disclosures Prior to Adoption of  SFAS 123(R)

Prior to January 1, 2006, the Company elected to apply the disclosure-only provisions of SFAS 123. The Company applied APB 25 and related interpretations in accounting for its stock-based compensation plans. Had the Company accounted for its stock options and restricted stock awards under the fair value method consistent with the methodology of SFAS 123, the Company’s net income (loss) would have reflected the following pro forma amounts (in thousands, except share and per share data):

	Year ended December 31,
	2005	2004
Net income (loss), as reported	$33,406	$(902,498)
Add: stock-based compensation expense recorded	307	—
Deduct: stock-based compensation expense determined under fair value based method for all awards	(817)	(13)
Pro forma net income (loss)	$32,896	$(902,511)
Earnings (loss) per share:
Basic—as reported	$0.17	$(4.64)
Basic—pro forma	$0.17	$(4.64)
Diluted—as reported	$0.17	$(4.64)
Diluted—pro forma	$0.16	$(4.64)
Weighted average common shares outstanding:
Basic	194,889,804	194,653,602
Diluted	199,937,433	194,653,602

Research and Development Costs—Research and development costs, consisting of third-party engineering, consulting and development costs associated with technology being considered for use in the MSS/ATC System, are expensed as incurred. The Company reviews each of its research and development projects to determine if technological feasibility has been achieved, at which point, future development costs associated with that project are capitalized.

Foreign Currency Translation and Foreign Currency Transactions—The reporting currency for the Company’s operations is U.S. dollars. The Company translates the activities of its foreign subsidiaries during the period at the average exchange rate prevailing during the period. Assets and liabilities denominated in foreign currencies are restated at the exchange rates prevailing at the balance sheet date. Translation adjustments resulting from these processes are recognized as a component of accumulated other comprehensive income (loss). For the years ended December 31, 2006, 2005 and 2004, gains on intercompany foreign currency transactions of $8.6 million, $9 million and $5.5 million, respectively, have been excluded from net income (loss) and reported as a component of accumulated other comprehensive income.

Gains and losses on foreign currency transactions are recognized as a component of other income (expense) in the consolidated statements of operations in the period in which they occur.

Income Taxes—The Company accounts for income taxes using the asset and liability method under SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded when it is more likely than not that the assets will not be realized.

Accumulated Other Comprehensive Income—The Company’s accumulated other comprehensive income consists of unrealized gains and losses on available-for-sale investments, net of tax, and cumulative translation adjustments. Accumulated other comprehensive income as of December 31, 2006 consisted of cumulative translation adjustments of $6.3 million, less unrealized losses on available-for-sale investments of $18,000. Accumulated other comprehensive income as of December 31, 2005 consisted of cumulative translation adjustments of $9.2 million, less unrealized losses on available-for-sale investments of $75,000.

Earnings Per Share—Basic earnings per share is calculated based on the weighted average number of shares that were outstanding during the period. Diluted earnings per share is calculated by dividing income or loss allocable to common shareholders by the weighted average common shares outstanding plus dilutive potential common stock. Dilutive potential common stock includes unvested restricted stock, stock options and warrants, the dilutive effect of which is calculated using the treasury stock method. Prior to satisfaction of all conditions of vesting, unvested restricted stock is considered contingently issuable consistent with SFAS No. 128, Earnings Per Share, and is excluded from weighted average common shares outstanding.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Year ended December 31,
	2006	2005	2004
Net income (loss)	$(64,172)	$33,406	$(902,498)
Weighted average common shares outstanding	198,108,210	194,965,420	194,653,602
Less: unvested restricted stock	(490,411)	(75,616)	—
Shares used for computation of basic earnings per share	197,617,799	194,889,804	194,653,602
Add: dilutive unvested restricted stock, stock options and warrants	—	5,187,343	—
Shares used for computation of diluted earnings per share(1)	197,617,799	200,077,147	194,653,602
Basic earnings (loss) per share	$(0.32)	$0.17	$(4.64)
Diluted earnings (loss) per share	$(0.32)	$0.17	$(4.64)

(1)          The effect of certain stock options and warrants was anti-dilutive, and they were not included in the calculation of diluted earnings per share. Anti-dilutive options and warrants totaled 12,656,933, 49,510,697 and 110,695,697 as of December 31, 2006, 2005 and 2004, respectively.

Cumulative Effect of a Change in Accounting Principle—In 2001, in accordance with the transition provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), the Company recorded the cumulative effect of a change in accounting principle associated with a derivative share pledge agreement with a bank. The share pledge agreement contained a call-spread derivative whereby the pledge liability was adjusted when the fair value of the pledged shares was not within the call spread. The cumulative effect represents the initial valuation of this call-spread derivative and the revaluation of the associated pledge liability, net of tax. This derivative share pledge agreement was settled in March 2003.

Recently Issued Accounting Standards—In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”). This statement amends SFAS 133 and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities to simplify and make more consistent the accounting for certain financial instruments. This statement permits fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. This statement also allows a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest. SFAS 155 is effective for all financial instruments acquired or issued after December 31, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements for any interim period for that fiscal year. The Company does not expect the adoption of this statement to have an impact on its financial position, results of operations or cash flows.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The Company is currently evaluating the potential impact that the adoption of FIN 48 will have on its consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the impact, if any, the adoption of this statement will have on its consolidated financial statements.

Initial Application of Staff Accounting Bulletin No. 108—In September 2006, the SEC staff released SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on quantifying and evaluating the materiality of unrecorded misstatements and is effective for annual financial statements with fiscal years ending after November 15, 2006.

At December 31, 2006, the Company applied SAB 108 to errors in its previously issued financial statements pertaining to the accounting treatment of cumulative translation adjustments and intercompany foreign exchange gains (losses) upon the liquidation of certain of the Company’s foreign subsidiaries. These errors arose because cumulative translation adjustments recorded in accumulated other comprehensive income were not recognized as a component of operating income (loss) in the period in which a subsidiary was substantially liquidated. This resulted in the overstatement of the inception to date operating loss of $1.4 million related to 2004. Based on an analysis of the errors performed in accordance with SAB 108, the Company concluded that the effect of the errors is not material to any of the individual periods’ income statements or balance sheets in 2004 or 2005. A cumulative translation adjustment of approximately $4.4 million related to subsidiaries that were substantially liquidated in 2004 was incorrectly recorded as a component of other income (expense) for the three months ended March 31, 2006 and has been included in the amounts discussed above. The cumulative effect has been recorded as an adjustment to the beginning deficit accumulated during the development stage as follows (in thousands):

Deficit accumulated during the development stage, January 1, 2006, as reported	$(1,859,449)
Cumulative effect adjustment	1,393
Deficit accumulated during the development stage, January 1, 2006, as restated	$(1,858,056)

In addition, the Company identified that certain components of its deferred tax assets and liabilities disclosed in its notes to the December 31, 2005 consolidated financial statements were misstated primarily due to its treatment of impairment losses arising in 2002 and 2004, clerical errors and a reduction in tax rates for certain foreign corporations.  Given that the Company has a full valuation allowance on its deferred tax assets, there was no impact on the consolidated balance sheets, or on the consolidated statements of operations, comprehensive income (loss), or stockholders’ equity. The components of the Company’s deferred tax assets and liabilities as of December 31, 2005 have been restated in Note 10 as follows:

	December 31, 2005
	As previously reported	As restated
Deferred tax assets:
Net operating losses	$69,918	$124,091
Impaired assets/basis differences	809,234	740,737
Section 195 costs	137,323	102,680
Accrued expenses and other	14,453	23,948
	1,030,928	991,456
Valuation allowance	(1,030,493)	(991,456)
Net deferred tax assets	435	—
Deferred tax liabilities:
Accumulated other comprehensive income	(435)	—
Net deferred tax asset (liability)	$—	$—

In addition, certain components of the reconciliation of the federal statutory income tax rate of 34% to the Company’s effective income tax rate for the years ended  December 31, 2005 and 2004 have been restated as follows:

	Year ended December 31,
	2005		2004
	As previously		As previously	As
	reported	As restated	reported	restated
Statutory tax rate	34.00%	34.00%	(34.00)%	(34.00)%
Income (loss) before income taxes
Permanent differences, including non-deductible built-in losses	0.05	16.15	0.46	0.57
Change in valuation allowance	(46.80)	(62.90)	32.91	34.95
Increase in NOL carryforward	0.00	0.00	0.00	(2.15)
Other	15.05	15.05	0.68	0.68
Effective tax rate	2.30%	2.30%	0.05%	0.05%

4.   Available-for-Sale Investments

The amortized cost (including accrued interest), gross unrealized gains and losses and fair value of available-for-sale investments, by major security type, are as follows (in thousands):

	December 31, 2006
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Commercial paper	$65,363	$—	$(19)	$65,344
U.S. government and agency securities	11,335	2	(1)	11,336
	$76,698	$2	$(20)	$76,680

	December 31, 2005
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Commercial paper	$257,989	$—	$(63)	$257,926
U.S. government and agency securities	26,006	—	(4)	26,002
Corporate notes and bonds	12,243	—	(8)	12,235
	$296,238	$—	$(75)	$296,163

The following table summarizes the fair value and gross unrealized losses of the Company’s available-for-sale investments in an unrealized loss position, aggregated by investment type, as of December 31, 2006 (in thousands):

		Gross
	Fair	unrealized
	value	losses
Commercial paper	$65,344	$(19)
U.S. government and agency securities	7,636	(1)
	$72,980	$(20)

Consistent with the guidance provided for in Emerging Issues Task Force Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and FASB Staff Position FAS115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the Company evaluates its investments for other-than-temporary impairment. At December 31, 2006, individual securities with a fair value below the cost basis were evaluated to determine if they were other-than-temporarily impaired. These securities were determined to be only temporarily impaired because the decline in value was related to changes in market interest rates and the Company has the ability and intent to hold these securities until they recover. No securities have been in a continuous unrealized loss position for 12 months or longer.

5.   Impairment of Long-Lived Assets

Old ICO was established in 1995 to provide global, mobile communications services using a MEO satellite system that included several satellites and up to eleven satellite access nodes (“SAN”) located throughout the world. Following the Company’s purchase of assets and assumption of certain liabilities of Old ICO on its emergence from bankruptcy, the Company established a new management team who oversaw the construction of the MEO satellites and ground systems and developed the technical plan for the MEO satellite system.

In 2003, as part of the Company’s continued effort to find alternative strategies to its original MEO business model and to reduce the cost of deploying its MEO satellite system, the Company amended its satellite contract and simultaneously determined it did not need all of its SAN sites to economically deploy the MEO satellite system. As a result, certain property under construction related to the satellite launch services contract and property at certain SAN sites were written down to their fair value of $0.

In December 2004, the Company’s Board of Directors determined to discontinue the pursuit of a MEO satellite system using existing MEO assets. As a result of this decision, all remaining property under construction related to the MEO satellite system, which included the satellites and the remaining assets at various SAN sites, was written down to its fair value of $0, resulting in an impairment charge of $865.2 million in 2004 which is included in impairment of property under construction in the consolidated statements of operations.

6.   Satellite Access Node Agreements and Contract Settlements

As part of the ground infrastructure for its MEO satellite system, the Company established SAN sites in eleven countries throughout the world. One SAN, in Brazil, is owned and operated by the Company. Prior to 2000, the Company entered into noncancellable agreements with ten vendors (“SAN Operators”) that own and operate the Company’s SAN sites. All of the agreements provide for varying levels of support required to operate the SAN sites (“SAN Operating Agreements”). Additionally, certain of the agreements require the repayment of certain up-front infrastructure costs incurred on the Company’s behalf (“SAN Infrastructure Agreements”). Both the SAN Operating Agreements and the SAN Infrastructure Agreements were scheduled to expire in various years through 2010 and are payable in U.S. and non-U.S. currencies. The SAN Infrastructure Agreements represent capital leases payable with initial interest rates ranging from 8.5% to 20.0%.

In 2002, due to a delay in the deployment of the MEO satellite system, the Company attempted to enter into negotiations with the SAN Operators to defer certain of the payment obligations and reduce the service levels and associated expense of the SAN operational support. These negotiations were unsuccessful and did not result in any significant modifications to the agreements with the SAN Operators.

The Company continued to explore its strategic alternatives and, in 2003, determined that it only needed some, not all, of the SAN sites to economically deploy the MEO satellite system. Additionally, the Company’s Board of Directors decided that the Company would no longer provide funding to its subsidiaries to pay SAN Operators, with the exception of its U.S. SAN Operator, unless the Company received additional funding or the contracts with such operators were restructured to obtain a substantial cost savings. In December 2004, the Company’s Board of Directors determined to significantly curtail further construction on its MEO satellite system, which further increased the likelihood that the SAN sites would not be utilized in a timely fashion in the contemplated MEO satellite system. As a result of the Company’s decisions, eight of the ten SAN Operators terminated their agreements with the Company from 2004 to 2006 and discontinued providing the requisite level of services. The Company accrues operating expenses until the related agreement is terminated and the SAN Operator has ceased providing services. Certain of the terminated agreements were settled in exchange for a nominal level of consideration, including cash and the transfer of certain SAN assets. Certain of the terminated agreements have not been settled and remain outstanding.

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

The following represents a summary of transactional activity with the various SAN Operators (in thousands):

	Year ended December 31,
	2006	2005	2004
Total SAN liability, beginning of period	$40,097	$111,372	$95,016
Expense recognized under SAN Operating Agreements	2,634	3,802	6,623
Interest expense related to SAN Infrastructure Agreements	2,871	4,564	9,946
Payments made to SAN Operators	(763)	(4,054)	(762)
Gain recognized on SAN contract settlements	—	(74,955)	—
Effect of changes in foreign currency exchange rates	752	(632)	549
Total SAN liability, end of period	$45,591	$40,097	$111,372

The total SAN liability is comprised of the following amounts which are included in the following line items on the consolidated balance sheets (in thousands):

	December 31,
	2006	2005
Accrued expenses	$16,977	$15,107
Accrued interest	10,996	7,799
Current portion of capital lease obligations	13,023	9,623
Capital lease obligations, less current portion	4,595	7,568
	$45,591	$40,097

7.   Convertible Long-Term Debt

In August 2005, ICO North America completed the sale of $650 million aggregate principal amount of convertible notes to Qualified Institutional Buyers pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Rule 144A thereunder. As required by the indenture governing the 7.5% Notes, ICO North America used $93.6 million of the net proceeds to purchase U.S. Treasury securities to provide for the payment, in full, of the first four scheduled interest payments. These securities, which were deposited into an escrow account, are reflected as restricted investments on the consolidated balance sheets. The remaining proceeds from the sale of the 7.5% Notes of $526.8 million, net of debt issuance costs of $29.6 million, are being used to develop the MSS/ATC System and to fund operating expenses.

The 7.5% Notes mature in August 2009 and bear interest at a rate of 7.5% per year, payable semi annually in arrears in cash on February 15 and August 15. Subject to certain exceptions, for the period from August 16, 2007 through August 15, 2009, ICO North America has the option of paying accrued interest due with additional notes in lieu of cash at an increased interest rate of 8.5% per annum. ICO North America’s GEO satellite and its associated systems must be certified as operational by August 15, 2008 or the coupon increases by 150 basis points for every 30 days, until certification is achieved, up to a maximum of 13.5% per annum.

Under FCC regulations, ICO North America is required to adhere to significant implementation milestones to maintain authorization to use its assigned MSS spectrum in the United States. These milestones include a satellite launch by November 30, 2007 and certification that the MSS system is operational by December 31, 2007. In the event that ICO North America does not meet a milestone, it may be deemed to be in violation of applicable FCC regulations and may be subject to automatic cancellation of its authorization to utilize its assigned 2 GHz spectrum. The cancellation of the MSS authorization would be an event of default under the indenture governing the 7.5% Notes. In such a situation, the outstanding principal amount of the 7.5% Notes, plus certain funds held in escrow, becomes due immediately.

The 7.5% Notes are convertible, at the option of the holder, into ICO North America’s Class A common stock at a conversion price of $4.25 per share, subject to adjustment pursuant to the indenture. Additionally, the 7.5% Notes will automatically convert into shares of ICO North America’s Class A common stock upon a qualifying private offering or sale, a qualifying public offering of ICO North America’s common stock or upon written consent of holders owning two-thirds of the 7.5% Notes. The 7.5% Notes contain an embedded beneficial conversion feature contingent upon the occurrence of certain future events, including the issuance of ICO North America Class A common stock or the issuance of options or warrants to purchase ICO North America Class A common stock. The fair value of the embedded conversion feature will be measured at the time such events occur. Holders of the 7.5% Notes also have the right of first offer on any equity securities of ICO North America subject to certain exemptions and conditions.

The 7.5% Notes contain covenants, including, but not limited to, restrictions on ICO North America’s future indebtedness and the payment of dividends. In addition, all of ICO North America’s stock is pledged and all of its existing and future assets are held as collateral for the 7.5% Notes. As of December 31, 2006, ICO North America is in compliance with all of the covenants.

The 7.5% Notes are carried at cost on the consolidated balance sheets. The aggregate fair value of the 7.5% Notes as of December 31, 2006 and 2005 is approximately $721.5 million and $903.5 million, respectively.

8.   Commitments and Contingencies

Purchase Commitments—The Company, through its majority owned subsidiary ICO North America, has an agreement with Space Systems/Loral, Inc. (“Loral”) to design, develop, manufacture, test and deliver one GEO satellite and to develop, test and implement certain ground-based systems related to the operation of the satellite. The satellite is expected to be delivered to permit a launch by November 30, 2007. The Company also retains an option through December 31, 2008 to purchase one additional GEO satellite.

The satellite contract may be terminated by the Company for its convenience in whole (meaning as to the whole of the then remaining work) or in part. In the case of termination in whole, the Company’s liabilities are stipulated in an agreed-upon termination liability schedule that approximates the total amounts paid or payable by the Company at the time of termination. If the satellite portion of the contract is terminated, the Company is required to terminate the contract in whole including the ground-based beam forming. The same stipulated termination liability schedule would be applicable if Loral terminates the contract due to the Company’s default.

In general, title to and risk of loss of the satellite passes from Loral to the Company at the time of intentional ignition of the launch vehicle. Title to the ground-based systems passes to the Company when such systems have been proven operable at the gateway to be used by the Company. Loral is responsible for maintaining property insurance against the risk of loss or damage to the satellite up to the moment risk of loss passes to the Company. With certain exceptions, Loral is responsible for securing all licenses, approvals and consents as may be required for performance of the satellite contract. Subject to certain exceptions, the Company bears the risk (including additional costs, if any) resulting from excusable delays under the satellite contract, as well as risk of loss for the satellite from the time of intentional ignition of the launch vehicle.

Upon a specified default by Loral, including the inexcusable delay beyond an agreed-upon period of delivery of the satellite, the Company may, subject to certain exceptions, terminate the contract. Under the termination for default, Loral shall refund to the Company all payments made plus interest thereon from the date payment was received by Loral to the date the refund was received by the Company. In addition, Loral shall be required to pay any liquidated damages for delays that have accrued up to the date of notice of termination for default. Liquidated damages may be available from Loral for failure to meet the FCC satellite construction implementation milestones and for late delivery of the satellite.

On March 10, 2006, the Company entered into an agreement with Lockheed Martin Commercial Launch Services, Inc. (“Lockheed”) for the provision of launch services for its GEO satellite. The launch period established for launch of the satellite commences on August 23, 2007. The Company has purchased launch risk protection insurance from Lockheed, providing for a payment to the Company in the event of a launch failure due to the launch vehicle. The Company also retains an option to require Lockheed to provide a replacement launch in the event that the Company determines that the initial launch resulted in a satellite failure within the first six months after launch.

The launch services contract may be terminated for any reason by the Company for its convenience. In the case of termination, the Company’s liabilities are stipulated in an agreed-upon termination liability schedule. The same stipulated termination liability schedule would be applicable if Lockheed terminates the contract due to the Company’s default, including default due to the Company’s delay beyond an agreed-upon maximum postponement period for the launch service. At no time does the Company obtain title to or ownership in the launch vehicle. The launch vehicle remains the property of Lockheed. With certain exceptions, Lockheed is responsible for securing all licenses, approvals and consents as may be required for performance of the launch services contract.

Upon a specified default by Lockheed, including Lockheed’s delay beyond an agreed maximum postponement period for the launch service, the Company may, subject to certain exceptions, terminate the contract. Under the termination for default, Lockheed shall refund to the Company all payments made by the Company. In addition, Lockheed shall be required to pay any liquidated damages for delays that have accrued up to the date of notice of termination for default.

On May 10, 2006, the Company entered into an agreement with Hughes Network Systems, LLC (“HNS”) to provide gateway services including the design, manufacture, delivery, and test of the radio frequency subsystem, the gateway system controller, the gateway control network and the gateway system interconnections. The gateway will be located at the HNS facility in North Las Vegas, Nevada and is scheduled to be delivered in June 2007. The Company retains an option to purchase a diverse site radio frequency terminal along with an associated diverse site facility.

This agreement with HNS may be terminated for any reason by the Company for its convenience. In the case of termination, the Company’s liabilities are stipulated in an agreed-upon termination liability schedule that approximates the total amounts paid or payable by the Company at the time of termination. The same stipulated termination liability schedule would be applicable if HNS terminates the contract due to the Company’s default. HNS is responsible for securing all licenses, approvals and consents as may be required for performance of the gateway contract. In general, title to and risk of loss of the gateway passes from HNS to the Company when such systems have been proven acceptable.

Upon a specified default by HNS, including HNS’s delay beyond the agreed-upon delivery dates for completion of the gateway, the Company may, subject to certain exceptions, terminate the contract. Under the termination for default, HNS is required to refund to the Company all payments made by the Company. In addition, HNS is required to pay any liquidated damages for delays that have accrued up to the date of notice of termination for default.

As of December 31, 2006, the Company had remaining payments of approximately $86.9 million that are payable based on the achievement of certain construction, delivery and deployment milestones related to the development of the MSS/ATC System, which are expected to occur in 2007. These remaining payments relate to the agreements above as well as other secondary agreements related to the development of the MSS/ATC System. Additional payments of $23.2 million related to in-orbit satellite performance incentives, including interest, related to the Company’s GEO satellite are payable over 15 years from 2007 through 2022. In addition to these remaining payments, the Company has purchase commitments of approximately $1.6 million related to its MEO satellite system.

Lease and Operating Commitments—The Company has entered into agreements with ten SAN Operators that own and operate substantially all of the Company’s MEO SAN sites. Such agreements require the repayment of certain up-front capital asset costs incurred by each SAN Operator in establishing the initial infrastructure for the SAN, as well as payments for ongoing operations and related expenses incurred at each SAN site. The Company continues to have lease and operating commitments under some of these agreements (see Note 6).

The Company leases office space and office equipment under noncancellable rental agreements accounted for as operating leases. The total rental expense under operating leases was approximately $533,000, $345,000 and $4 million for the years ended December 31, 2006, 2005 and 2004, respectively, and is included in general and administrative expenses in the Company’s consolidated statements of operations. Rent expense in 2004 includes $2 million of settlement costs related to the early termination of a noncancellable lease agreement.

At December 31, 2006, the scheduled future minimum payments under the Company’s lease and operating agreements, based on the exchange rates in effect as of December 31, 2006, were as follows (in thousands):

	SAN	SAN	Other
	infrastructure	operating	operating
	agreements	expenses	leases
2007	$19,840	$1,286	$435
2008	2,260	2,965	356
2009	2,260	1,337	323
2010	1,411	736	329
2011	—	—	308
Thereafter	—	—	114
Total minimum payments	25,771	$6,324	$1,865
Less amount representing interest	(8,153)
Present value of capital lease payments	17,618
Less: current portion of capital leases	(13,023)
Capital lease obligations, less current portion	$4,595

There were no assets that related to capital leases as of December 31, 2006 and 2005 as a result of impairments (see Note 5).

Internal Revenue Service Audit—For U.S. federal income tax purposes, the Company realized a gain of more than $300 million on the disposition of certain securities in 2003. This gain was offset by losses incurred in connection with the Company’s MEO satellite system. The Company is currently being audited for tax year 2003 by the Internal Revenue Service. The audit involves both the recognition of the losses in connection with the impairment of the Company’s MEO assets and the timing of the gain on the disposition of the relevant securities, which were sold through a variable forward contract. While the Company believes it properly treated and reported all items of gain and loss, it is possible that the Company could have a tax liability ranging from approximately $12 million to $128 million, not including any penalties that may be imposed. Since the tax liability is not probable at this time, no amount has been recorded in the Company’s consolidated financial statements.

Boeing Litigation—In response to the Company’s demand for arbitration, in August 2004 Boeing Satellite Systems International, Inc. (“BSSI”) filed an action in the Superior Court of the State of California, in and for the County of Los Angeles, seeking a judicial declaration that the Company had terminated its contractual agreements with BSSI, and thereby extinguished all of the Company’s rights and claims against BSSI arising out of or relating to the development, construction and launch of the Company’s MEO satellite system. In response, the Company filed a cross-complaint seeking damages from BSSI for breach of the parties’ agreements and for other wrongful, tortuous conduct. Subsequently, the Company also filed a cross-complaint against The Boeing Company, BSSI’s corporate parent, alleging wrongful, tortuous conduct that also damaged the Company. BSSI recently filed a cross complaint against the Company seeking unspecified monetary relief. On August 24, 2006, the court denied BSSI’s motions for summary judgment and summary adjudication and, on December 1, 2006, the court denied BSSI’s motion to dismiss the Company’s trade secret claim. A trial date has been set for September 4, 2007. The Company believes that its claims are meritorious and is vigorously pursuing a prompt resolution. The ultimate resolution is uncertain and the Company anticipates that the expense of pursuing this litigation will be material.

Deutsche Telekom Arbitration—In December 2005, Deutsche Telekom (“DT”) initiated arbitration with the International Chamber of Commerce against an indirect subsidiary of the Company, ICO Global Communications Holding BV (“ICO BV”), seeking in excess of $10 million under a contract for the development and operation of a SAN located in Usingen, Germany. In January 2007, DT and ICO BV reached a resolution regarding the dispute concerning past payments for this SAN and entered into a settlement agreement pursuant to which ICO BV has agreed to pay DT an agreed-upon amount over the next two years. This amount is included in accrued expenses on the Company’s consolidated balance sheet. The arbitration proceedings between the parties have been concluded through a final award memorializing the settlement agreement.

Ellipso, Inc.—In December 2006, Ellipso, Inc. (“Ellipso”) filed an action in the Superior Court of the District of Columbia seeking damages in excess of $100 million from the Company and its subsidiary, ICO Global Limited, for breach of contract, breach of warranty and fraud. The Company recently filed a Motion to Dismiss in this case. The Company believes that Ellipso’s claims are without merit. The Company intends to vigorously defend itself against Ellipso. Management currently believes that this lawsuit will not have a material adverse effect on the Company’s financial condition or results of operations.

Other—In the opinion of management, except for those matters described above and in Note 6, litigation, contingent liabilities and claims against the Company in the normal course of business are not expected to involve any judgments or settlements that would be material to the Company’s financial condition, results of operations or cash flows.

9.   Stockholders’ Equity (Deficiency in Assets)

Common Stock—The Company’s Restated Certificate of Incorporation authorizes two classes of common stock, Class A and Class B. The rights of the holders of shares of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Holders of shares of Class A common stock are entitled to one vote per share. Holders of shares of Class B common stock are entitled to ten votes per share. The Class B common stock is convertible at any time at the option of its holder into shares of Class A common stock. Each share of Class B common stock is convertible into one share of Class A common stock. Additionally, subject to certain exceptions, shares of Class B common stock will automatically convert into shares of Class A common stock if the shares of Class B common stock are sold or transferred. Class A common stock is not convertible. As of December 31, 2006, Eagle River remains the Company’s controlling shareholder with an economic interest of approximately 33.5% and a voting interest of approximately 68.8%

Stock Incentive Plan—The 2000 Stock Incentive Plan (the “Plan”) was adopted following stockholder approval on May 10, 2000 and was subsequently amended and restated on August 9, 2000 and November 17, 2005. The Plan authorizes the grant of incentive stock options, as well as stock awards, to Company employees, board members, contractors and consultants. The Company’s Board of Directors has authorized a total of 13 million shares of its common stock for the issuance of stock options and stock awards under the Plan, subject to adjustments for changes in the Company’s capital structure.

Under the Plan, stock options by default vest and become exercisable over a four year period, with 25% vesting after one year and 1/48th vesting each month thereafter, and have generally been granted on a vesting schedule of 25% per year. Stock options generally expire 10 years after the date of grant or up to 90 days after termination of employment, which ever occurs earlier. Additionally, until two years after an initial public offering by the Company, all shares acquired under the Plan are subject to market standoff provisions, which prevent the sale of the shares until up to 180 days after a public offering of the Company’s stock.

A total of 13,887,573 shares of common stock have been authorized for issuance, consisting of 13 million shares authorized under the Plan, 665,000 shares authorized outside of the Plan, but with similar terms and conditions as the Plan, and 222,573 shares assumed by the Company pursuant to its merger with

IGL (see Note 1). As of December 31, 2006, 3,802,750 shares were reserved and remain available for grant under the Plan.

76

For the years ended December 31, 2006 and 2005, the Company granted 2,745,250 and 5,865,000 options, respectively, to purchase common stock. In accordance with SFAS 123(R), the Company recognized compensation expense of $5 million related to these stock options for the year ended December 31, 2006. No compensation expense was recognized in 2005 as the options to purchase the common stock were granted with an exercise price greater than the grant date fair value of the underlying common stock. The Company did not grant any stock options in 2004.

A summary of stock option activity for the Company for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006		2005		2004
		Weighted		Weighted		Weighted
	Number of	average	Number of	average	Number of	average
	options	exercise price	options	exercise price	options	exercise price
Outstanding at beginning of period	6,739,573	$4.80	874,573	$8.52	1,044,573	$8.83
Granted	2,745,250	5.61	5,865,000	4.25	—	—
Exercised	—	—	—	—	—	—
Cancelled	—	—	—	—	(170,000)	10.45
Outstanding at end of period	9,484,823	5.04	6,739,573	4.80	874,573	8.52
Exercisable at end of period	2,743,073	$5.62	874,573	$8.52	874,573	$8.52

The following table summarizes significant ranges of outstanding and exercisable stock options as of December 31, 2006:

	Outstanding options			Exercisable options
			Weighted average
	Number of	Weighted average	remaining life	Number of	Weighted average
Range of exercise price	options	exercise price	(in years)	options	exercise price
$0.75	185,000	$0.75	5.6	185,000	$0.75
$4.25	5,865,000	4.25	8.9	1,806,000	4.25
$4.65 — $5.90	2,745,250	5.61	9.6	62,500	4.75
$10.45 — $10.92	689,573	10.60	4.7	689,573	10.60
	9,484,823	$5.04	8.5	2,743,073	$5.62

Restricted Stock Awards—In November 2005, the Company granted 1,600,000 shares of restricted Class A common stock to Eagle River and certain employees and board members. Of these shares, one million were granted to Eagle River and treated as a stock dividend. The remaining 600,000 shares, granted pursuant to the Plan, had a grant date fair value of $2.4 million and are being charged to expense over the respective vesting period. Restricted stock awards of 1,500,000 shares vested on October 12, 2006. The remaining 100,000 shares vest in two equal installments, on July 14, 2007 and 2008. For the years ended December 31, 2006 and 2005, the Company recognized compensation expense of $1.9 million and $307,000, respectively, related to its restricted stock awards. Based on the vesting terms of these restricted stock awards, the Company expects to recognize additional compensation expense of approximately $136,000 in 2007 and $38,000 in 2008.

Warrants—In connection with the initial financing of the Company upon emergence from bankruptcy, as well as the settlement of long-term debt, the Company issued warrants to purchase the Company’s Class A common stock. Each warrant contains provisions for the adjustment of the exercise price and the number of shares issuable upon the exercise of the warrant in the event of certain dilutive transactions. Unexercised warrants to purchase an aggregate 48.8 million shares expired in August 2006. As of

December 31, 2006, warrants to purchase a total of 3.2 million shares of the Company’s Class A common stock are outstanding, with an exercise price of $0.01 per share, and expire on December 12, 2012.

Sale of Subsidiary Stock and Stock Options—In February 2006, ICO North America sold 323,000 shares of its Class A common stock and options to purchase 3,250,000 shares of its Class A common stock to certain holders of the 7.5% Notes in exchange for $9.9 million. As ICO North America is a development stage enterprise with a deficiency in assets, and there is no obligation for continued capital contributions, the entire $9.9 million of proceeds is classified as additional paid-in capital.

10.   Income Taxes

The Company’s income tax expense for the years ended December 31, 2006, 2005 and 2004 was $202,000, $785,000 and $429,000, respectively, which consisted entirely of current foreign tax.

A reconciliation of the federal statutory income tax rate of 34% to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2006	2005	2004
Statutory tax rate	(34.00)%	34.00%	(34.00)%
Permanent differences, including non-deductible built-in losses	(2.18)	16.15	0.57
Change in valuation allowance	37.68	(62.90)	34.95
Increase in NOL carryforward	0.00%	0.00%	(2.15)%
Other	(1.18)	15.05	0.68
Effective tax rate	0.32%	2.30%	0.05%

The significant components of the Company’s net deferred tax assets and liabilities are as follows (in thousands):

	December 31,	December 31,
	2006	2005
Deferred tax assets:
Net operating losses	$123,206	$124,091
Impaired assets/basis differences	743,489	740,737
Section 195 costs	121,687	102,680
Accrued expenses and other	27,177	23,948
	1,015,559	991,456
Valuation allowance	(1,015,559)	(991,456)
Net deferred tax assets	$—	$—

At December 31, 2006, the Company had tax net operating loss carryforwards of approximately $362 million, which begin to expire in 2020. Of the Company’s total net operating loss carryforwards, $46 million relates to a formerly non-controlled subsidiary. The loss carryforwards associated with this subsidiary are subject to limitation under Section 382 of the Internal Revenue Code. The remaining net operating carryforwards could be subject to limitation under Section 382 if future stock offerings or equity transactions give rise for an ownership change as defined for purposes of Section 382.

Since the Company’s utilization of deferred tax assets is dependent upon future taxable income that is not assured, a valuation allowance equal to the amount of the deferred tax assets has been provided.

No deferred U.S. federal income taxes have been provided for the undistributed earnings on non-U.S. subsidiaries to the extent that they are permanently reinvested in the Company’s non-U.S. operations. It is not practical to determine the amount of the additional tax that may be payable in the event these earnings are repatriated.

11.   Employee Benefits

The Company provides its employees with medical and dental benefits, insurance arrangements to cover death in service, long-term disability and personal accident, as well as a defined contribution retirement plan. For the years ended December 31, 2006, 2005 and 2004, the expense related to contributions by the Company under the defined contribution retirement plan was $472,000, $329,000 and $395,000, respectively.

12.   Related Parties

The Company considers its related parties to be its principal shareholders and their affiliates. As described in Note 1, the Company’s acquisition of the assets and the assumption of certain liabilities of Old ICO occurred following investments from Eagle River as well as other outside investors.

Eagle River—Eagle River is the Company’s controlling shareholder with an economic interest of approximately 34% and a voting interest of approximately 69%.

In 2002, the Company entered into a month-to-month agreement with Eagle River to provide office space and administrative support to the Company in Kirkland, Washington. Total payments made to Eagle River under this agreement were $57,000, $116,000 and $143,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

In 2002, the Company entered into a $37.5 million loan agreement with Eagle River bearing interest at 12% per annum. In 2004, the Company repaid the principal, along with accrued interest of $5.4 million. In connection with this loan agreement, the Company issued warrants to Eagle River to purchase an aggregate of three million shares of its Class A common stock at a weighted-average exercise price of $0.01 per share. All such warrants remain outstanding at December 31, 2006 and are exercisable through December 12, 2012.

In January 2004, the Company entered into an agreement with an employee of Eagle River to provide the Company with information technology support. Total payments under this agreement were $109,000 and $54,000 for the years ended December 31, 2005 and 2004, respectively. The respective employee terminated employment with Eagle River in 2005.

In November 2005, the Company entered into an agreement with Eagle River to provide advisory services to the Company. This agreement has an annual fee of $500,000 and is payable in quarterly installments in stock or cash, at the Company’s option. From November 11, 2005 through December 31, 2006, the Company has elected to make all payments in Class A common stock and has issued 97,551 shares as consideration. As of December 31, 2006, the Company owes Eagle River approximately $42,000 pursuant to the advisory services agreement which is included in accrued expenses in the accompanying consolidated balance sheets.

In November 2005, the Company granted one million shares of restricted Class A common stock to Eagle River which has been treated as a stock dividend.

Davis Wright Tremaine—A principal of Eagle River, who is also a board member of the Company, is the spouse of a partner at the law firm Davis Wright Tremaine which provides the Company with ongoing legal services. Total payments made to Davis Wright Tremaine were $1.3 million and $1.5 million for the year ended December 31, 2006 and 2005, respectively. Total payments made from April 2004, the date the individual was appointed a principal of Eagle River, to December 31, 2004, were $931,000.

13.   Quarterly Financial Data (Unaudited)

The following tables contain selected unaudited statement of operations information for each quarter of the years ended December 31, 2006 and 2005. The information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Unaudited quarterly results were as follows (in thousands, except per share data):

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2006(1)	2006	2006	2006
	(restated)
Net income (loss)	$(15,041)	$(15,576)	$(17,182)	$(16,373)
Basic income (loss) per share	$(0.08)	$(0.08)	$(0.09)	$(0.07)
Diluted income (loss) per share	$(0.08)	$(0.08)	$(0.09)	$(0.07)

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
Net income (loss)	$874	$59,446	$(12,042)	$(14,872)
Basic income (loss) per share	$—	$0.31	$(0.06)	$(0.08)
Diluted income (loss) per share	$—	$0.30	$(0.06)	$(0.08)

(1)          During the financial close process for the year ended December 31, 2006, management determined that a cumulative translation adjustment of $4.4 million, which related to certain subsidiaries substantially liquidated in 2004, was recorded incorrectly as a component of other income (expense). This amount is included as a component of the Company’s adjustment to its beginning deficit accumulated during the development stage as discussed in Note 3.

The financial statements for the three months ended March 31, 2006 have been restated to reflect the effect of the $4.4 million adjustment as follows (in thousands, except per share data):

	Three months ended March 31, 2006
	As previously reported	As restated
Other income (expense)	$(3,592)	$774
Income (loss) before income taxes	(19,367)	(15,001)
Net income (loss)	(19,407)	(15,041)
Cumulative translation adjustments	3,810	(556)
Comprehensive income (loss)	(15,561)	(15,561)
Basic and diluted income (loss) per share	(0.10)	(0.08)

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and senior vice president—finance, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006. These disclosure controls and procedures ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of December 31, 2006, based on the evaluation of our disclosure controls and procedures, our chief executive officer and senior vice president—finance concluded that, as of such date, our disclosure controls and procedures were not effective because of the material weakness described below.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2005, in connection with the audit of our financial statements for the years ended December 31, 2005, 2004 and 2003, our independent auditors identified material weaknesses in the internal controls over our ability to produce financial statements free from material misstatements. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. For these periods, our independent registered public accounting firm reported a lack of sufficient qualified technical accounting personnel and deficiencies in our financial closing and reporting process including, but not limited to, adequate controls regarding appropriate segregation of duties and proper levels of review related to the recording of journal entries. Many of the deficiencies noted were due to the small size of our accounting and finance staff which led to the concentration of duties in our individual staff members. We believe these deficiencies had existed since the fourth quarter of 2002 when we significantly reduced our accounting and finance staff.

During 2006, our management, with the participation of our chief executive officer and senior vice president—finance, developed and implemented a plan to address these material weaknesses that included the hiring of additional qualified technical accounting personnel, performing additional reviews of journal entries and account reconciliations and performing an assessment of our current accounting and reporting policies and procedures. We have hired three additional full-time employees in the accounting/finance department including a controller, assistant controller and accounting manager. We have also designed and implemented several new policies and procedures in an effort to strengthen our internal control over financial reporting, specifically controls associated with preparation and review of journal entries, account reconciliations and financial statements. In addition, we engaged an outside consulting firm to assist us with our compliance project pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). We believe the steps taken during 2006 to be effective in remediating the material weaknesses described above as of December 31, 2006. However, a material weakness regarding review procedures with respect to income tax accounting was identified during the course of the audit of our financial statements for 2006.

Except as described above, there have been no other significant changes in our internal control over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Section 404 Compliance Project

Beginning with the year ending December 31, 2007, Section 404 will require us to include management’s report on our internal control over financial reporting in our Annual Report on Form 10-K. The internal control report must contain: (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting; (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting; (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal control over financial reporting is effective; and (4) a statement that our registered independent public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting.

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

Item 9B.               Other Information.

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance.

(a)   The information regarding our directors required by this item is incorporated by reference to the section entitled “Election of Directors” in our Proxy Statement for our 2007 Annual Meeting of Stockholders.

(b)   The information regarding our executive officers required by this item is incorporated by reference to the section entitled “Executive Officers” in our Proxy Statement for our 2007 Annual Meeting of Stockholders.

(c)   The information regarding our Code of Ethics required by this item is incorporated by reference to the section entitled “Election of Directors—Corporate Governance” in our Proxy Statement for our 2007 Annual Meeting of Stockholders.

Item 11.                 Executive Compensation.

The information required by this item is incorporated by reference to the section entitled “Executive Compensation” in our Proxy Statement for our 2007 Annual Meeting of Stockholders.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our Proxy Statement for our 2007 Annual Meeting of Stockholders.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Independence of the Board of Directors” in our Proxy Statement for our 2007 Annual Meeting of Stockholders.

Item 14.                 Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the section entitled “Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement for our 2007 Annual Meeting of Stockholders.

Item 15.                 Exhibits, Financial Statement Schedules.

(a)          Documents filed as part of this report

(1) Index to consolidated financial statements

(2) Index to financial statement schedules

Page
Schedule I—Condensed Financial Information of Registrant	88

All other consolidated financial statements schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth in the schedules is included in the consolidated financial statements or the accompanying notes.

(3)   Exhibits

Exhibit No.	Description of Exhibit
3.1 (1)	Restated Certificate of Incorporation of ICO
3.2 (1)	Restated Bylaws of ICO
3.3 (3)	Amendment to Restated Bylaws of ICO
4.1(1)	Form of Certificate representing ICO Class A common stock
4.2(1)	Indenture, dated August 15, 2005, among ICO North America, its subsidiaries and The Bank of New York, as trustee
4.3(1)	Form of ICO North America 7.5% Convertible Senior Secured Note due 2009 (included in Exhibit 4.2)
4.4(1)	First Supplemental Indenture, dated November 30, 2005, among ICO North America, its subsidiaries and The Bank of New York, as trustee
4.5(4)	Second Supplemental Indenture, dated December 22, 2006, among ICO North America, its subsidiaries and The Bank of New York, as trustee
10.1†(2)	Space Segment Contract, dated November 29, 2005, between ICO Satellite Management LLC and Space Systems/Loral, Inc.
10.2†(2)	Launch Services Contract, dated March 10, 2006, between ICO Satellite Services G.P. and Lockheed Martin Commercial Launch Services, Inc.
10.3(1)	Advisory Services Agreement, dated November 11, 2005, between ICO and Eagle River, Inc.
10.4(1)	Restricted Stock Grant Agreement, effective November 11, 2005, between ICO and Eagle River Investments, LLC
10.5(1)	Registration Rights Agreement, dated April 29, 2000, between New Satco Holdings, Inc. and Eagle River Investments, LLC
10.6(1)	Registration Rights Agreement, dated July 26, 2000, between ICO-Teledesic Global Limited and CDR-Satco, LLC
10.7(1)	Registration Rights Agreement, dated July 17, 2000, between ICO-Teledesic Global Limited and Cascade Investment, L.L.C.
10.8(1)	Warrant Agreement, dated December 12, 2002, between ICO and Eagle River Investments, LLC
10.9(1)	Registration Rights Agreement, dated December 12, 2002, between ICO and Eagle River Investments, LLC
10.10(1)	Assignment of Warrants, dated December 19, 2003, among ICO, The Boeing Company and Teledesic LLC
10.11(1)	Registration Rights Agreement, dated December 12, 2002, between ICO and Teledesic LLC
10.12(1)	Registration Rights Agreement, dated July 2002, between ICO and CCI International N.V.
10.13(1)	Registration Rights Agreement, dated October 2, 2002, between ICO and Ellipso Private Holdings, Inc.

10.14(1)	Indemnification Agreement, dated August 11, 2000, between ICO-Teledesic Global Limited and Eagle River Investments, LLC
10.15(1)	Indemnification Agreement, dated July 26, 2000, among ICO-Teledesic Global Limited, CDR-Satco, L.L.C., Clayton, Dubilier & Rice, Inc. and The Clayton, Dubilier & Rice Fund VI Limited Partnership
10.16(1)	Indemnification Agreement, dated July 17, 2000, between ICO-Teledesic Global Limited and Cascade Investment, LLC
10.17(1)	Pledge Agreement, dated as of August 15, 2005, between ICO and The Bank of New York, as collateral agent
10.18(1)

Security and Pledge Agreement, dated as of August 15, 2005, among ICO North America, ICO Satellite Management LLC, ICO Satellite Services GP, ICO Global Communications (Canada) Inc. and The Bank of New York, as collateral agent

10.19(1)	Collateral Trust Agreement, dated as of August 15, 2005, among ICO, ICO North America, the guarantors and lenders party thereto and The Bank of New York, as collateral agent and indenture trustee
10.20+(1)	Amended and Restated ICO 2000 Stock Incentive Plan
10.21+(1)	Form of Class A Common Stock Option Agreement under ICO 2000 Stock Incentive Plan
10.22+(1)	Form of Class B Common Stock Option Agreement under ICO 2000 Stock Incentive Plan
10.23+(1)	Form of Restricted Stock Agreement under ICO 2000 Stock Incentive Plan
10.24+(1)	ICO-Teledesic Global Limited 2000 Stock Incentive Plan
10.25+(1)	ICO Global Communications (Holdings) Limited Stock Option Letter Agreement with Craig Jorgens dated August 8, 2002
10.26+(1)	ICO Global Communications (Holdings) Limited Stock Option Letter Agreement with Craig Jorgens dated August 8, 2002
10.27+(1)	Board Compensation Policy
10.28+(1)	Employment Letter Agreement, effective November 1, 2005, between ICO and J. Timothy Bryan
10.29+(1)	Employment Agreement, dated June 1, 2002, between ICO Satellite Services GP and David Bagley
10.30+(1)	Employment Agreement, dated September 1, 2002, between ICO Satellite Services GP and Suzanne Hutchings Malloy
10.31+(1)	Employment Agreement, dated July 22, 2002, between ICO Satellite Services GP and Dennis Schmitt
10.32+(1)	Employment Agreement, dated June 23, 2000, between ICO Satellite Services GP and Robert Day
10.33+(1)	Services Agreement, as amended, between ICO and Dennis Schmitt
10.34+(1)	Employment Letter Agreement, dated December 16, 2005, between ICO Satellite Services GP and David Zufall
10.35+(1)	Consulting Services Agreement, dated March 1, 2006, between ICO and R. Gerard Salemme
10.36+*	Employment Letter Agreement, effective April 1, 2006, between ICO and Donna P. Alderman

10.37+(1)	Employment Letter Agreement, dated April 19, 2006, between ICO and Craig Jorgens
10.38+(1)	Employment Letter Agreement, dated April 19, 2006, between ICO and John Flynn
10.39(4)	Collateral Trust Joinder, dated as of December 22, 2006, by ICO Satellite North America Limited
21.1*	List of Subsidiaries
23.1*	Consent of Deloitte & Touche, LLP, Independent Registered Public Accounting Firm
23.2*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1*	Certification of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the principal financial and accounting officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

*                    Filed herewith.

+                Management contract or compensatory plan or arrangement.

†                     Portions of this exhibit have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.

(1)          Filed as the like numbered Exhibit to the Registrant’s registration statement on Form 10-12G (File No. 000-52006), filed with the SEC on May 15, 2006, as amended, and incorporated herein by reference.

(2)          Filed as the like numbered Exhibit to the Registrant’s registration statement on Form 10-12G/A (File No. 000-52006), filed with the SEC on August 17, 2006, as amended, and incorporated herein by reference

(3)          Filed as Exhibit 3.1 to the Registrant’s current report on Form 8-K, filed with the SEC on December 20, 2006, and incorporated herein by reference.

(4)          Filed as the like numbered Exhibit to the Registrant’s current report on Form 8-K, filed with the SEC on December 28, 2006, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICO GLOBAL COMMUNICATIONS (HOLDINGS) LIMITED
(Registrant)
Date: April 2, 2007	By:	/s/ J. TIMOTHY BRYAN
J. Timothy Bryan
Chief Executive Officer (Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints J. Timothy Bryan and Dennis Schmitt, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on April 2, 2007:

Signature	Title	Date

/s/ J. Timothy Bryan	Chief Executive Officer and Director	April 2, 2007
J. Timothy Bryan	(Principal Executive Officer)
/s/ Dennis Schmitt	Senior Vice President, Finance (Principal	April 2, 2007
Dennis Schmitt	Financial and Accounting Officer)
/s/ Craig O. McCaw	Director	April 2, 2007
Craig O. McCaw
/s/ Donna P. Alderman	Director	April 2, 2007
Donna P. Alderman
/s/ Samuel L. Ginn	Director	April 2, 2007
Samuel L. Ginn
/s/ Barry L. Rowan	Director	April 2, 2007
Barry Rowan
/s/ R. Gerard Salemme	Director	April 2, 2007
R. Gerard Salemme
/s/ David Wasserman	Director	April 2, 2007
David Wasserman
/s/ Benjamin G. Wolff	Director	April 2, 2007
Benjamin G. Wolff

ICO Global Communications (Holdings) Limited
(Parent Only)
Schedule I—Condensed Financial Information of Registrant
Condensed Balance Sheets
(In thousands)

	December 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$21,844	$20,543
Restricted cash	825	1,650
Prepaid expenses and other current assets	150	118
Total current assets	22,819	22,311
Property in service, net	10	—
Total	$22,829	$22,311
LIABILITIES AND DEFICIENCY IN ASSETS
Accounts payable and accrued expenses	$375	$1,232
Investments in and advances from (to) subsidiaries, net	98,038	48,227
Deficiency in assets	(75,584)	(27,148)
Total	$22,829	$22,311

The accompanying notes are an integral part of these condensed financial statements.

ICO Global Communications (Holdings) Limited
(Parent Only)
Schedule I—Condensed Financial Information of Registrant
Condensed Statements of Operations and Comprehensive Income (Loss)
(In thousands)

	Year ended December 31,
	2006	2005	2004
Operating expenses :
General and administrative	$7,745	$3,725	$3,003
Other income (expense):
Interest income	924	1,006	772
Intercompany expense (Note 2)	(2,309)	(2,283)	(6,593)
Equity in net income (losses) of subsidiaries	(54,978)	38,411	(893,656)
Other	(64)	(3)	(18)
Net income (loss)	(64,172)	33,406	(902,498)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	57	(75)	(178)
Cumulative translation adjustments	(2,911)	496	720
Comprehensive income (loss)	$(67,026)	$33,827	$(901,956)

The accompanying notes are an integral part of these condensed financial statements.

ICO Global Communications (Holdings) Limited
(Parent Only)
Schedule I—Condensed Financial Information of Registrant
Condensed Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2006	2005	2004
Operating activities:
Net income (loss)	$(64,172)	$33,406	$(902,498)
Adjustments to reconcile net income (loss) to net cash used in operating activities	59,425	(35,022)	901,320
Net cash used in operating activities	(4,747)	(1,616)	(1,178)
Investing activities:
Investments in and advances from (to) subsidiaries	5,191	(28,519)	(48,679)
Restricted cash	825	(1,650)	—
Purchases of property in service	(11)	—	—
Net cash provided by (used in) operating activities	6,005	(30,169)	(48,679)
Financing activities:
Issuance of Class A common stock	43	18	—
Net cash provided financing activities	43	18	—
Net increase (decrease) in cash and cash equivalents	1,301	(31,767)	(49,857)
Cash and cash equivalents—beginning of period	20,543	52,310	102,167
Cash and cash equivalents—end of period	$21,844	$20,543	$52,310

The accompanying notes are an integral part of these condensed financial statements.

ICO Global Communications (Holdings) Limited
(Parent Only)
Schedule I—Condensed Financial Information of Registrant
Notes to Condensed Financial Statements

1. For accounting policies and other information, see the notes to the consolidated financial statements of ICO Global Communications (Holdings) Limited (“ICO Parent”) and subsidiaries (collectively, the “Company”), included elsewhere herein. ICO Parent accounts for its wholly-owned subsidiaries under the equity method of accounting.

2. Certain subsidiaries of ICO Parent charge ICO Parent for certain services performed on its behalf. For the years ended December 31, 2006, 2005 and 2004, the expense related to such services was $2.3 million, $2.3 million and $6.6 million, respectively.

3. For the years ended December 31, 2006 and 2005, an ICO Parent subsidiary agreed to pay ICO Parent $6.3 million and $9.9 million, respectively, for certain restricted stock awards and stock options that ICO Parent issued to employees and board members for services to be performed on behalf of that subsidiary. These amounts were remitted to ICO Parent in 2006. ICO Parent is required to make a capital contribution to the subsidiary for any securities that ultimately fail to vest.

Index to Exhibits

Exhibit No.	Description of Exhibit
3.1 (1)	Restated Certificate of Incorporation of ICO
3.2 (1)	Restated Bylaws of ICO
3.3 (3)	Amendment to Restated Bylaws of ICO
4.1(1)	Form of Certificate representing ICO Class A common stock
4.2(1)	Indenture, dated August 15, 2005, among ICO North America, its subsidiaries and The Bank of New York, as trustee
4.3(1)	Form of ICO North America 7.5% Convertible Senior Secured Note due 2009 (included in Exhibit 4.2)
4.4(1)	First Supplemental Indenture, dated November 30, 2005, among ICO North America, its subsidiaries and The Bank of New York, as trustee
4.5(4)	Second Supplemental Indenture, dated December 22, 2006, among ICO North America, its subsidiaries and The Bank of New York, as trustee
10.1†(2)	Space Segment Contract, dated November 29, 2005, between ICO Satellite Management LLC and Space Systems/Loral, Inc.
10.2†(2)	Launch Services Contract, dated March 10, 2006, between ICO Satellite Services G.P. and Lockheed Martin Commercial Launch Services, Inc.
10.3(1)	Advisory Services Agreement, dated November 11, 2005, between ICO and Eagle River, Inc.
10.4(1)	Restricted Stock Grant Agreement, effective November 11, 2005, between ICO and Eagle River Investments, LLC
10.5(1)	Registration Rights Agreement, dated April 29, 2000, between New Satco Holdings, Inc. and Eagle River Investments, LLC
10.6(1)	Registration Rights Agreement, dated July 26, 2000, between ICO-Teledesic Global Limited and CDR-Satco, LLC
10.7(1)	Registration Rights Agreement, dated July 17, 2000, between ICO-Teledesic Global Limited and Cascade Investment, L.L.C.
10.8(1)	Warrant Agreement, dated December 12, 2002, between ICO and Eagle River Investments, LLC
10.9(1)	Registration Rights Agreement, dated December 12, 2002, between ICO and Eagle River Investments, LLC
10.10(1)	Assignment of Warrants, dated December 19, 2003, among ICO, The Boeing Company and Teledesic LLC
10.11(1)	Registration Rights Agreement, dated December 12, 2002, between ICO and Teledesic LLC
10.12(1)	Registration Rights Agreement, dated July 2002, between ICO and CCI International N.V.
10.13(1)	Registration Rights Agreement, dated October 2, 2002, between ICO and Ellipso Private Holdings, Inc.
10.14(1)	Indemnification Agreement, dated August 11, 2000, between ICO-Teledesic Global Limited and Eagle River Investments, LLC
10.15(1)	Indemnification Agreement, dated July 26, 2000, among ICO-Teledesic Global Limited, CDR-Satco, L.L.C., Clayton, Dubilier & Rice, Inc. and The Clayton, Dubilier & Rice Fund VI Limited Partnership

10.16(1)	Indemnification Agreement, dated July 17, 2000, between ICO-Teledesic Global Limited and Cascade Investment, LLC
10.17(1)	Pledge Agreement, dated as of August 15, 2005, between ICO and The Bank of New York, as collateral agent
10.18(1)

Security and Pledge Agreement, dated as of August 15, 2005, among ICO North America, ICO Satellite Management LLC, ICO Satellite Services GP, ICO Global Communications (Canada) Inc. and The Bank of New York, as collateral agent

10.19(1)	Collateral Trust Agreement, dated as of August 15, 2005, among ICO, ICO North America, the guarantors and lenders party thereto and The Bank of New York, as collateral agent and indenture trustee
10.20+(1)	Amended and Restated ICO 2000 Stock Incentive Plan
10.21+(1)	Form of Class A Common Stock Option Agreement under ICO 2000 Stock Incentive Plan
10.22+(1)	Form of Class B Common Stock Option Agreement under ICO 2000 Stock Incentive Plan
10.23+(1)	Form of Restricted Stock Agreement under ICO 2000 Stock Incentive Plan
10.24+(1)	ICO-Teledesic Global Limited 2000 Stock Incentive Plan
10.25+(1)	ICO Global Communications (Holdings) Limited Stock Option Letter Agreement with Craig Jorgens dated August 8, 2002
10.26+(1)	ICO Global Communications (Holdings) Limited Stock Option Letter Agreement with Craig Jorgens dated August 8, 2002
10.27+(1)	Board Compensation Policy
10.28+(1)	Employment Letter Agreement, effective November 1, 2005, between ICO and J. Timothy Bryan
10.29+(1)	Employment Agreement, dated June 1, 2002, between ICO Satellite Services GP and David Bagley
10.30+(1)	Employment Agreement, dated September 1, 2002, between ICO Satellite Services GP and Suzanne Hutchings Malloy
10.31+(1)	Employment Agreement, dated July 22, 2002, between ICO Satellite Services GP and Dennis Schmitt
10.32+(1)	Employment Agreement, dated June 23, 2000, between ICO Satellite Services GP and Robert Day
10.33+(1)	Services Agreement, as amended, between ICO and Dennis Schmitt
10.34+(1)	Employment Letter Agreement, dated December 16, 2005, between ICO Satellite Services GP and David Zufall
10.35+(1)	Consulting Services Agreement, dated March 1, 2006, between ICO and R. Gerard Salemme
10.36+*	Employment Letter Agreement, effective April 1, 2006, between ICO and Donna P. Alderman
10.37+(1)	Employment Letter Agreement, dated April 19, 2006, between ICO and Craig Jorgens
10.38+(1)	Employment Letter Agreement, dated April 19, 2006, between ICO and John Flynn
10.39(4)	Collateral Trust Joinder, dated as of December 22, 2006, by ICO Satellite North America Limited
21.1*	List of Subsidiaries
23.1*	Consent of Deloitte & Touche, LLP, Independent Registered Public Accounting Firm

23.2*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1*	Certification of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the principal financial and accounting officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

*                    Filed Herewith.

+                Management contract or compensatory plan or arrangement.

†                    Portions of this exhibit have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.

(1)          Filed as the like numbered Exhibit to the Registrant’s registration statement on Form 10-12G (File No. 000-52006), filed with the SEC on May 15, 2006, as amended, and incorporated herein by reference.

(2)          Filed as the like numbered Exhibit to the Registrant’s registration statement on Form 10-12G/A (File No. 000-52006), filed with the SEC on August 17, 2006, as amended, and incorporated herein by reference

(3)          Filed as Exhibit 3.1 to the Registrant’s current report on Form 8-K, filed with the SEC on December 20, 2006, and incorporated herein by reference.

(4)          Filed as the like numbered Exhibit to the Registrant’s current report on Form 8-K, filed with the SEC on December 28, 2006, and incorporated herein by reference.