Form 10-Q
period 2007-03-31
ICO Global Communications (Holdings) LTD
filed 2007-05-14
CIK 1359555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

As of May 1, 2007, the registrant had 143,336,708 shares of Class A common stock and 54,840,000 shares of Class B common stock outstanding.

ICO GLOBAL COMMUNICATIONS (HOLDINGS) LIMITED
FORM 10-Q
For the three months ended March 31, 2007

PART I—FINANCIAL INFORMATION

Item 1.                          Financial Statements

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets
(In thousands, except share data, unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$162,252	$163,059
Restricted cash	825	825
Available-for-sale investments	67,933	76,680
Restricted investments	24,720	48,734
Prepaid expenses and other current assets	1,298	807
Total current assets	257,028	290,105
Property in service—net of accumulated depreciation of $229 and $186, respectively	379	373
Satellite system under construction	328,713	318,563
Debt issuance costs—net of accumulated amortization of $10,767 and $9,083, respectively	18,791	20,476
Other assets	14,000	14,000
Total	$618,911	$643,517
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
Accounts payable	$1,263	$623
Accrued satellite system construction payable	2,400	43
Accrued expenses	20,325	21,656
Accrued interest	18,012	29,161
Current portion of capital lease obligations	13,821	13,023
Total current liabilities	55,821	64,506
Capital lease obligations, less current portion	3,944	4,595
Income tax payable	9,351	—
Convertible long-term debt	650,000	650,000
Total liabilities	719,116	719,101
Commitments and contingencies (Note 6)
Stockholders’ equity (deficiency in assets):
Preferred stock, $.01 par value, 75,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.01 par value, 900,000,000 shares authorized, 201,305,600 and 201,275,552 shares issued, and 143,336,708 and 143,306,660 shares outstanding	2,013	2,013
Class B convertible common stock, $.01 par value, 150,000,000 shares authorized, 85,843,382 shares issued and 54,840,000 shares outstanding	858	858
Additional paid-in capital	2,716,485	2,714,989
Treasury stock, 57,968,892 shares of Class A common stock and 31,003,382 shares of Class B convertible common stock	(877,489)	(877,489)
Accumulated other comprehensive income	6,054	6,273
Deficit accumulated during the development stage	(1,948,126)	(1,922,228)
Total stockholders’ equity (deficiency in assets)	(100,205)	(75,584)
Total	$618,911	$643,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data, unaudited)

	Three months ended March 31,		February 9, 2000 (inception) to March 31, 2007 (development
	2007	2006	stage period)
	(restated)
Operating expenses :
General and administrative	$9,765	$9,009	$585,373
Research and development	2,149	28	71,479
Contract settlements	—	—	(74,955)
Impairment of property under construction	—	—	1,438,304
Loss on disposal of assets	—	—	11,100
Total operating expenses	11,914	9,037	2,031,301
Operating loss	(11,914)	(9,037)	(2,031,301)
Interest income	3,389	5,581	124,755
Interest expense	(7,981)	(12,319)	(155,988)
Other income (expense)	(38)	774	3,687
Loss before income taxes	(16,544)	(15,001)	(2,058,847)
Income tax benefit (expense)	(173)	(40)	120,453
Net loss before cumulative effect of change in accounting principle	(16,717)	(15,041)	(1,938,394)
Cumulative effect of change in accounting principle	—	—	(1,944)
Net loss	$(16,717)	$(15,041)	$(1,940,338)
Basic and diluted loss per share:
Loss before cumulative effect of change in accounting principle	$(0.08)	$(0.08)	$(10.06)
Cumulative effect of change in accounting principle	—	—	(0.01)
Basic and diluted loss per share	$(0.08)	$(0.08)	$(10.07)
Weighted average shares outstanding used to compute basic and diluted loss per share	198,056,342	197,481,492	192,747,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, unaudited)

			February 9, 2000
			(inception) to
	Three months ended		March 31, 2007
	March 31,		(development
	2007	2006	stage period)
		(restated)
Net loss	$(16,717)	$(15,041)	$(1,940,338)
Other comprehensive income (loss):
Unrealized gain on investments, net of tax	18	36	—
Cumulative translation adjustments	(237)	(556)	6,054
Comprehensive loss	$(16,936)	$(15,561)	$(1,934,284)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

			February 9, 2000
			(inception) to
	Three months ended		2007
	March 31,		(development
	2007	2006	stage period)
		(restated)
Operating activities:
Net loss	$(16,717)	$(15,041)	$(1,940,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,371	1,703	27,906
Depreciation	44	31	3,507
Amortization of debt issuance costs	1,684	1,616	10,767
Unrealized foreign exchange (gain) loss	32	3,588	(5,110)
Loss on disposal of assets	—	—	11,100
Impairment of property under construction	—	—	1,438,304
Gain on contract settlements	—	—	(74,955)
Gain on Nextel share-pledge derivative	—	—	(9,168)
Deferred tax credit	—	—	(121,928)
Other than temporary loss on marketable securities available-for-sale	—	—	689
Amortization of capitalized SAN operator incentive	—	—	2,593
Cost of issuance of shares to distribution partners	—	—	37,440
Other	—	—	30,573
Other changes in certain assets and liabilities:
Prepaid expenses and other current assets	(490)	432	48,984
Accrued interest income	(300)	1,493	(3,414)
Accounts payable	640	(913)	315
Accrued interest payable	(18,048)	(13,893)	45,414
Other accrued expenses	(1,092)	1,002	58,279
Net cash used in operating activities	(32,876)	(19,982)	(439,042)
Investing activities:
Proceeds from launch insurance	—	—	225,000
Debtor in possession advance in relation to Old ICO	—	—	(275,000)
Acquisition of net assets of Old ICO	—	—	(117,590)
Cash received from Old ICO at acquisition	—	—	107,436
Restricted cash	—	825	(5,899)
Purchases of satellite system under construction	(985)	(41,875)	(301,373)
Purchases of property under construction	—	—	(497,890)
Purchases of property in service	(33)	(92)	(2,065)
Investment in unconsolidated subsidiaries	—	—	(2,373)
Purchases of other assets	—	(14,000)	(14,000)
Purchases of available-for-sale investments	(160,563)	(111,827)	(3,891,454)
Maturities and sales of available-for-sale investments	170,652	249,984	3,825,871
Purchases of restricted investments	(25)	(625)	(94,258)
Maturities and sales of restricted investments	23,015	24,559	71,050
Proceeds from contract amendments	—	—	44,434
Proceeds from sale of assets	—	—	12,106
Net cash provided by (used in) investing activities	32,061	106,949	(916,005)
Financing activities:
Net proceeds from issuance of common stock	—	—	597,918
Proceeds from issuance of convertible notes	—	—	650,000
Debt issuance costs	—	—	(29,558)
Proceeds from sales of subsidiary stock and stock options	—	9,920	9,920
Advances from affiliates	—	—	324,395
Repayment of advances from affiliates	—	—	(324,395)
Repayment of note payable to Eagle River	—	—	(37,500)
Repayment of operator financing	—	—	(5,727)
Proceeds from pledge of Nextel shares	—	—	351,600
Proceeds from loan from Teledesic LLC	—	—	20,000
Acquisition of ICO shares from minority interest stockholder	—	—	(30,868)
Net cash provided by financing activities	—	9,920	1,525,785
Effect of foreign exchange rate changes on cash	8	(4,048)	(8,486)
Net increase (decrease) in cash and cash equivalents	(807)	92,839	162,252
Cash and cash equivalents—beginning of period	163,059	175,510	—
Cash and cash equivalents—end of period	$162,252	$268,349	$162,252

(continued)

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands, unaudited)

			February 9, 2000
			(inception) to
			March 31,
	Three months ended		2007
	March 31,		(development
	2007	2006	stage period)
		(restated)
Supplemental disclosure:
Income taxes paid	$13	$—	$7,440
Interest paid	24,375	24,374	126,027
Capitalized interest	6,807	2,208	24,939
Supplemental disclosure of non-cash activities:
Issuance of Class A common shares in respect of investment in Ellipso, Inc.	—	—	6,863
Issuance of Class B common shares in respect of investment in Ellipso, Inc.	—	—	74
Issuance of Class A common shares in respect of investment in Constellation Communications Holdings, Inc.	—	—	904
Increase in accrued satellite system construction payable	2,357	19,465	2,400
Equipment acquired in capital lease agreements	—	—	42,096
Issuance of warrants for the repayment of debt	—	—	4,950
The following securities of ICO arose from the acquisition of Old ICO’s net assets:
93,700,041 Class A common shares and options to acquire Class A common shares issued	—	—	679,873
31,003,382 Class B common shares issued	—	—	275,000
1,600,000 Class A common shares issued to distribution partners	—	—	16,720
200,000 Class A common shares committed to distribution partners	—	—	2,090
50,000,000 warrants issued to acquire Class A common shares	—	—	180,000

(concluded)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements
(unaudited)

1.                 Organization and Business

ICO Global Communications (Holdings) Limited (“ICO”), along with its subsidiaries (collectively referred to as the “Company”), is a next-generation mobile satellite service (“MSS”) operator permitted to operate a medium earth orbit (“MEO”) satellite system globally outside the United States and, through its majority owned subsidiary, ICO North America, Inc. (“ICO North America”), authorized by the Federal Communications Commission (“FCC”) to offer ubiquitous MSS throughout the United States using a geosynchronous earth orbit (“GEO”) satellite.

ICO was incorporated in the State of Delaware in 2000 to purchase the assets and assume certain liabilities of ICO Global Communications (Holdings) Limited (“Old ICO”), a Bermuda corporation, on its emergence from Chapter 11 bankruptcy. Following the purchase of assets and assumption of certain liabilities of Old ICO, the Company established a new management team who oversaw further construction of the MEO satellites and ground systems and developed the technical plan for the MEO system. While the Company has several MEO satellites in different stages of completion, and it has successfully launched one MEO satellite, it has significantly curtailed further construction of its MEO satellite system due to disagreements with the manufacturer and launch manager of its MEO satellites as well as regulatory uncertainties surrounding its MEO satellite system.

ICO North America is currently developing an advanced hybrid mobile satellite service/ancillary terrestrial component system (the “MSS/ATC System”), using a GEO satellite, to provide wireless voice, data, video, and/or Internet service throughout the United States on mobile and portable devices.

2.                 Development Stage Enterprise

The Company is a development stage enterprise as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises (“SFAS 7”), and will continue to be so until it commences commercial operations. The development stage is from February 9, 2000 (inception) through March 31, 2007.

As the Company is not currently generating revenue from operations, there is no assurance that the Company will be able to obtain the funding necessary to complete the construction of the MSS/ATC System, fund its future working capital requirements, or achieve positive cash flow from operations. In addition, the Company operates in a heavily regulated industry, and its rights to offer its planned services are tied to meeting significant milestones or otherwise satisfying its regulators. If the Company fails to meet a milestone and is unable to obtain a waiver or extension, the Company could lose its MSS authorization, and a loss of its MSS authorization would be an event of default under the indenture governing the Company’s $650 million aggregate principal amount of convertible notes due in August 2009 (the “7.5% Notes”) (see Note 5). In the event that the Company is not able to realize its assets in the ordinary course of business, and is forced to realize the assets by divestment, there is no assurance that the carrying value of the assets could be recovered.

3.                 Summary of Significant Accounting Policies

Interim Financial Statements—The financial information included in the accompanying condensed consolidated financial statements is unaudited and includes all adjustments, consisting of normal recurring adjustments and accruals, considered necessary for a fair presentation. Certain information and footnote disclosures have been condensed or omitted. The financial information as of December 31, 2006, is derived from the Company’s audited consolidated financial statements and notes, included in Item 8 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the U.S. Securities and Exchange Commission on April 2, 2007 (“Form 10-K”). The financial information included in this Form 10-Q should be read in conjunction with management’s discussion and analysis of financial condition and results of operations and the financial statements and notes included in the Company’s Form 10-K. Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007 or any other interim period.

Restatement of Prior Period Information—During the financial closing process for the year ended December 31, 2006, management determined that a cumulative translation adjustment of $4.4 million, which related to certain subsidiaries substantially liquidated in 2004, had been recorded incorrectly as a component of other income (expense) during the first quarter of 2006. At December 31, 2006, upon the Company’s application of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, this amount was included as a component of the Company’s adjustment to its beginning deficit accumulated during the development stage as of January 1, 2006. The financial statements for the three months ended March 31, 2006 have been restated to reflect the effect of this adjustment.

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

Cash and Cash Equivalents—Cash and cash equivalents is defined as short-term highly liquid investments with original maturities from the date of purchase of 90 days or less. Cash and cash equivalents is comprised of the following (in thousands):

	March 31,	December 31,
	2007	2006
Cash	$16,875	$23,148
Money market funds	11,860	20,192
Commercial paper	133,517	119,719
	$162,252	$163,059

Restricted Cash—As of March 31, 2007 and December 31, 2006, the Company had restricted cash of $825,000 related to a bond which is held pursuant to conditions of the Company’s FCC authorization to operate in the MSS spectrum.

Available-for-Sale Investments—The Company’s investments are primarily held in commercial paper, corporate bonds and notes and U.S. government and agency securities, and are classified as available-for-sale and are reported at fair value based upon quoted market prices. Investments generally mature or are sold within six months from the purchase date and are classified as current assets in the condensed consolidated balance sheets. Realized gains and losses on investments are determined using the specific identification method and are included in interest income in the condensed consolidated statements of operations. The Company includes any unrealized gains or losses on investments, net of tax, in stockholders’ equity (deficiency in assets) as a component of accumulated other comprehensive income (loss). The Company does not hold any derivative financial instruments in its investment portfolio.

Restricted Investments—The Company’s restricted investments consist of U.S. Treasury securities held as collateral for future interest payments related to the 7.5% Notes. The maturity dates of these investments correspond with interest payment dates as specified in the 7.5% Notes. These investments are classified as held-to-maturity and are reported at amortized cost. As of March 31, 2007 and December 31, 2006, all of the Company’s restricted investments mature in 2007 and are classified as current. Gross unrealized losses on restricted investments at March 31, 2007 and December 31, 2006 were $82,000 and $178,000, respectively.

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

Capitalized Interest—The Company capitalizes interest costs associated with the construction of the MSS/ATC System. Interest capitalized to satellite system under construction for the three months ended March 31, 2007 and 2006 was $6.8 million and $2.2 million, respectively.

Debt Issuance Costs—Costs incurred in connection with the issuance of the 7.5% Notes have been capitalized and are included in debt issuance costs on the condensed consolidated balance sheets. These costs are being amortized using the effective interest method from issuance in August 2005 through maturity in August 2009. Amortization of debt issuance costs is included in interest expense on the condensed consolidated statements of operations and totaled $1.7 million and $1.6 million for the three months ended March 31, 2007 and 2006, respectively.

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

Share-Based Payment—The Company records stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) using the modified prospective transition method, which requires measurement of all share-based payment awards made to employees, directors and consultants, based on the estimated fair value on the date of grant and recognition of compensation cost over the service period for awards expected to vest.

The Company records stock-based compensation on stock options and restricted stock awards. The fair value of restricted stock awards is determined based on the number of shares granted and the quoted market price of the Company’s common stock on the date of grant. The fair value of stock options is estimated on the date of grant using the Black-Scholes option-pricing model (“Black-Scholes”) based on the single option award approach. Fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of share-based payment awards as determined by Black-Scholes is affected by the Company’s stock price as well as other assumptions. These assumptions include, but are not limited to, the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Foreign Currency Translation and Foreign Currency Transactions—The reporting currency for the Company’s operations is U.S. dollars. The Company translates the activities of its foreign subsidiaries during the period at the average exchange rate prevailing during the period. Assets and liabilities denominated in foreign currencies are restated at the exchange rates prevailing at the balance sheet date. Translation adjustments resulting from these processes are recognized as a component of accumulated other comprehensive income (loss). The Company recognizes applicable cumulative translation adjustments as a component of operating income (loss) in the period in which a subsidiary is substantially liquidated.

Gains and losses on foreign currency transactions are recognized as a component of other income (expense) in the condensed consolidated statements of operations in the period in which they occur. For the three months ended March 31, 2007 and 2006, losses on intercompany foreign currency transactions of $234,000 and gains on intercompany foreign currency transactions of $5.9 million, respectively, have been excluded from net loss and reported as a component of accumulated other comprehensive income.

Accumulated Other Comprehensive Income (Loss)—The Company’s accumulated other comprehensive income (loss) consists of unrealized gains and losses on available-for-sale investments, net of tax, and cumulative translation adjustments. Accumulated other comprehensive income as of March 31, 2007 consisted of cumulative translation adjustments of $6.1 million. Accumulated other comprehensive income as of December 31, 2006 consisted of cumulative translation adjustments of $6.3 million, less unrealized losses on available-for-sale investments of $18,000.

Earnings (Loss) Per Share—Basic earnings (loss) per share is calculated based on the weighted average number of shares that were outstanding during the period. Diluted earnings (loss) per share is calculated by dividing income or loss allocable to common shareholders by the weighted average common shares outstanding plus potential dilutive common stock. Potential dilutive common stock includes unvested restricted stock, stock options and warrants, the dilutive effect of which is calculated using the treasury stock method. Prior to satisfaction of all conditions of vesting, unvested restricted stock is considered contingently issuable consistent with SFAS No. 128, Earnings Per Share, and is excluded from weighted average common shares outstanding.

The following table sets forth the computation of basic and diluted loss per share (in thousands, except share and per share data):

	Three months ended March 31,
	2007	2006
		(restated)(2)
Net loss	$(16,717)	$(15,041)
Weighted average common shares outstanding	198,156,342	198,081,492
Less: unvested restricted stock	(100,000)	(600,000)
Shares used for computation of basic and diluted loss per share(1)	198,056,342	197,481,492
Basic and diluted loss per share	$(0.08)	$(0.08)

(1)          The effect of certain stock options and warrants was anti-dilutive, and they were not included in the calculation of diluted loss per share. Anti-dilutive options and warrants totaled 13,296,933 and 55,810,697 as of March 31, 2007 and 2006, respectively.

(2)          Financial results for the three months ended March 31, 2006 have been restated to reflect the effect of a $4.4 million cumulative translation adjustment incorrectly recorded as a component of other income (expense) during the first quarter of 2006. Net loss has been restated from $19.4 million to $15 million, and basic and diluted loss per share has been restated from a loss of $0.10 per share to a loss of $0.08 per share.

New Accounting Pronouncements—In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase of approximately $9.2 million in its liability for uncertain tax positions, which was accounted for as an adjustment to its deficit accumulated during the development stage as of January 1, 2007. The total amount of reserves for income taxes as of March 31, 2007 and January 1, 2007 was $9.4 million and $9.2 million, respectively. If these reserves were recognized, the entire amount would impact the Company’s effective tax rate.

The Company’s policy is to recognize interest and/or penalties related to unrecognized tax benefits as income tax expense. The Company recorded $3.8 million of interest related to its adoption of FIN 48 and has recorded this amount as an adjustment to its January 1, 2007 beginning deficit accumulated during the development stage. For the three months ended March 31, 2007, the Company recorded $170,000 of interest related to its reserves for income taxes and has included this amount in income tax expense on its condensed consolidated statements of operations.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is generally no longer subject to state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2000. In mid-2005 the Internal Revenue Service (“IRS”) commenced an audit of the Company’s 2003 U.S. federal income tax return. The Company’s 2003 return reflected gain of more than $300 million recognized on the sale of securities on the maturity of a variable forward contract. The gain was offset by losses related to the abandonment of elements of the Company’s MEO satellite system. The IRS examination is focused on the deductibility of the losses claimed related to the MEO satellite system and the timing of the gain recognized with respect to the sale of securities under the variable forward contract. As of March 31, 2007 the IRS had proposed no adjustments with respect to the Company’s tax reporting for 2003 or earlier years; however, the IRS has not yet completed its examination. The Company believes its tax reporting for 2003 is proper and that it is more likely than not its current tax position will be sustained; however, if the IRS were to propose and sustain a position that either disallows part or all of its MEO asset abandonment deductions for 2003, or results in the taxation of the gain related to the variable forward contract in a year prior to 2003, the Company will incur a tax liability ranging from $12 million to $128 million (including interest but excluding penalty). The Company expects these issues will be resolved by the end of 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

4.                 Satellite Access Node (“SAN”) Agreements and Contract Settlements

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

The following represents a summary of transactional activity with the various SAN Operators (in thousands):

	Three months ended March 31,
	2007	2006
Total SAN liability, beginning of period	$45,591	$40,097
Expense recognized under SAN Operating Agreements	561	624
Interest expense related to SAN Infrastructure Agreements	791	673
Payments made to SAN Operators	(1,255)	(102)
Effect of changes in foreign currency exchange rates	278	(193)
Total SAN liability, end of period	$45,966	$41,099

The total SAN liability is comprised of the following amounts which are included in the following line items of the condensed consolidated balance sheets (in thousands):

	March 31,	December 31,
	2007	2006
Accrued expenses	$16,283	$16,977
Accrued interest	11,918	10,996
Current portion of capital lease obligations	13,821	13,023
Capital lease obligations, less current portion	3,944	4,595
	$45,966	$45,591

In January 2007, an indirect subsidiary of the Company, ICO Global Communications Holding BV, reached a resolution regarding a dispute concerning past payments for a SAN located in Usingen, Germany, and entered into a settlement agreement pursuant to which it agreed to pay a third party an agreed-upon amount over the next two years. The Company made its first payment under this settlement agreement in January 2007 and the remaining balance is included in accrued expenses on the Company’s condensed consolidated balance sheet.

5.                 Convertible Long Term Debt

In August 2005, ICO North America completed the sale of $650 million aggregate principal amount of convertible notes to Qualified Institutional Buyers pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Rule 144A thereunder. The net proceeds from the sale of the 7.5% Notes are being used to develop the MSS/ATC System and to fund operating expenses.

The 7.5% Notes mature in August 2009 and bear interest at a rate of 7.5% per year, payable semi-annually in arrears in cash on February 15 and August 15. Subject to certain exceptions, for the period from August 16, 2007 through August 15, 2009, ICO North America has the option of paying accrued interest due with additional notes in lieu of cash at an increased interest rate of 8.5% per annum. ICO North America’s GEO satellite and its associated systems must be certified as operational by August 15, 2008 or the coupon increases by 150 basis points for every 30 days, until certification is achieved, up to a maximum of 13.5% per annum.

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

The 7.5% Notes contain covenants, including, but not limited to, restrictions on ICO North America’s future indebtedness and the payment of dividends. In addition, all of ICO North America’s stock is pledged and all of its existing and future assets are held as collateral for the 7.5% Notes. As of March 31, 2007, ICO North America is in compliance with all of the covenants.

The 7.5% Notes are carried at cost on the condensed consolidated balance sheets. The aggregate fair value of the 7.5% Notes as of March 31, 2007 and December 31, 2006 is approximately $663 million and $721.5 million, respectively.

6.                 Commitments and Contingencies

Purchase Commitments—The Company has an agreement with Space Systems/Loral, Inc. (“Loral”) to design, develop, manufacture, test and deliver one GEO satellite and to develop, test and implement certain ground-based systems related to the operation of the satellite. The satellite is expected to be delivered to permit a launch by November 30, 2007. The Company also retains an option through December 31, 2008 to purchase one additional GEO satellite.

The Company has an agreement with Lockheed Martin Commercial Launch Services, Inc. (“Lockheed”) for the provision of launch services for its GEO satellite. In February 2007, the Company selected, in coordination with Lockheed, its launch slot as November 2007. The Company has purchased launch risk protection insurance from Lockheed, providing for a payment to the Company in the event of a launch failure due to the launch vehicle. The Company also retains an option to require Lockheed to provide a replacement launch in the event that the Company determines that the initial launch resulted in a satellite failure within the first six months after launch.

The Company has an agreement with Hughes Network Systems, LLC (“HNS”) to provide gateway services for the Company’s MSS/ATC System including the design, manufacture, delivery, and test of the radio frequency subsystem, the gateway system controller, the gateway control network and the gateway system interconnections. The gateway will be located at the HNS facility in North Las Vegas, Nevada and is scheduled to be delivered in June 2007. The Company retains an option to purchase a diverse site radio frequency terminal along with an associated diverse site facility.

As of March 31, 2007, the Company had remaining payments of approximately $84 million that are payable based on the achievement of certain construction, delivery and deployment milestones related to the development of the MSS/ATC System, which are expected to occur later in 2007. These remaining payments relate to the agreements above as well as other secondary agreements related to the development of the MSS/ATC System. Additional payments of $23.2 million related to in-orbit satellite performance incentives, including interest, related to the Company’s GEO satellite are payable over 15 years from 2007 through 2022. In addition to these remaining payments, the Company has purchase commitments of approximately $500,000 related to its MEO satellite system.

Lease and Operating Commitments—The Company has entered into agreements with ten SAN Operators that own and operate substantially all of the Company’s MEO SAN sites. Such agreements require the repayment of certain up-front capital asset costs incurred by each SAN Operator in establishing the initial infrastructure for the SAN, as well as payments for ongoing operations and related expenses incurred at each SAN site. The Company continues to have lease and operating commitments under some of these agreements (see Note 4).

The Company leases office space and office equipment under noncancellable rental agreements accounted for as operating leases. The total rental expense under operating leases was approximately $157,000 and $152,000 for the three months ended March 31, 2007 and 2006, respectively, and is included in general and administrative expense in the accompanying condensed consolidated statements of operations.

Internal Revenue Service Audit—For U.S. federal income tax purposes, the Company realized a gain of more than $300 million on the disposition of certain securities in 2003. This gain was offset by losses incurred in connection with the Company’s MEO satellite system. The Company is currently being audited for tax year 2003 by the Internal Revenue Service. The audit involves both the recognition of the losses in connection with the impairment of the Company’s MEO assets and the timing of the gain on the disposition of the relevant securities, which were sold through a variable forward contract. While the Company believes it properly treated and reported all items of gain and loss, it is possible that the Company could have a tax liability ranging from approximately $12 million to $128 million, not including any penalties that may be imposed. As the Company believes its tax reporting for 2003 is proper, and that it is more likely than not its current tax position will be sustained, no amount has been recorded in the Company’s condensed consolidated financial statements.

Boeing Litigation—In response to the Company’s demand for arbitration, in August 2004 Boeing Satellite Systems International, Inc. (“BSSI”) filed an action in the Superior Court of the State of California, in and for the County of Los Angeles, seeking a judicial declaration that the Company had terminated its contractual agreements with BSSI, and thereby extinguished all of the Company’s rights and claims against BSSI arising out of or relating to the development, construction and launch of the Company’s MEO satellite system. In response, the Company filed a cross-complaint seeking damages from BSSI for breach of the parties’ agreements and for other wrongful, tortuous conduct. Subsequently, the Company also filed a cross-complaint against The Boeing Company, BSSI’s corporate parent, alleging wrongful, tortuous conduct that also damaged the Company. BSSI filed a cross complaint against the Company seeking unspecified monetary relief. On August 24, 2006, the court denied BSSI’s motions for summary judgment and summary adjudication; and on December 1, 2006, the court denied BSSI’s motion to dismiss the Company’s trade secret claim. A trial date has been set for November 2007; and on May 9, 2007, the court denied BSSI’s motion to dismiss the Company’s duress and fraud claims. The Company believes that its claims are meritorious and is vigorously pursuing a prompt resolution. The ultimate resolution is uncertain and the Company anticipates that the expense of pursuing this litigation will be material.

Ellipso, Inc.—In December 2006, Ellipso, Inc. (“Ellipso”) filed an action in the Superior Court of the District of Columbia seeking damages in excess of $100 million from the Company and its subsidiary, ICO Global Limited, for breach of contract, breach of warranty and fraud. The Company recently filed a Motion to Dismiss in this case. The Company believes that Ellipso’s claims are without merit. The

Company intends to vigorously defend itself against Ellipso. Management currently believes that this lawsuit will not have a material adverse effect on the Company’s financial condition or results of operations; however, the outcome is uncertain.

Other—In the opinion of management, except for those matters described above and in Note 4, to the extent so described, litigation, contingent liabilities and claims against the Company in the normal course of business are not expected to involve any judgments or settlements that would be material to the Company’s financial condition, results of operations or cash flows.

7.                 Stockholders’ Equity (Deficiency in Assets)

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

Stock Incentive Plan—The Company’s Amended and Restated 2000 Stock Incentive Plan (the “Plan”) authorizes the grant of incentive stock options, as well as stock awards, to Company employees, board members, contractors and consultants.

For the three months ended March 31, 2007 and 2006, stock-based compensation recognized under SFAS 123(R) was $1.3 million and $1.1 million, respectively, net of income taxes of $0 for both periods presented, and is included in general and administrative expenses in the Company’s condensed consolidated statements of operations.

Stock Options—The Company’s stock option activity for the three months ended March 31, 2007 is summarized as follows:

		Weighted
		average
	Number of options	exercise price
Outstanding at January 1, 2007	9,484,823	$5.04
Granted	1,195,000	$4.80
Cancelled	(555,000)	$5.32
Outstanding at March 31, 2007	10,124,823	$5.00
Exercisable at March 31, 2007	2,768,073	$5.62

During the first quarter of 2007, the Company elected to cancel 555,000 stock options whose fair market value on the date of grant exceeded the exercise price of the respective option, and regrant stock options with identical terms of the cancelled stock options. This decision was made based upon the disadvantageous tax treatment that such option holders would otherwise be subject to under Section 409A of the Internal Revenue Code for option grants whose fair market value on the date of grant exceeded the exercise price of those options.  Stock options granted during the three months ended March 31, 2007, as disclosed above, include the regranted stock options.

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2007 was $2.61 per share and the total fair value of these stock options was $3.1 million. The weighted average grant date fair value of stock options granted during the three months ended March 31, 2007 was estimated using Black-Scholes with the following assumptions:

Three months ended
March 31, 2007
Expected volatility	38%
Risk-free interest rate	4.6%
Expected dividend yield	0%
Expected forfeiture rate	0%
Expected term in years	8.0

Restricted Stock Awards—In November 2005, the Company granted 1,600,000 shares of restricted Class A common stock to Eagle River Satellite Holdings, LLC and certain employees and board members. Of these shares, 1,000,000 were granted to Eagle River Satellite Holdings, LLC and treated as a stock dividend. The remaining 600,000 shares, granted pursuant to the Plan, had a grant date fair value of $2.4 million and are being charged to expense over the respective vesting period. Restricted stock awards of 1,500,000 vested on October 12, 2006. The remaining 100,000 restricted stock awards vest in two equal installments, on July 14, 2007 and 2008. For the three months ended March 31, 2007 and 2006, the Company recognized compensation expense of $49,000 and $613,000, respectively, related to its restricted stock awards.

8.                 Related Party Transactions

Eagle River—Eagle River Satellite Holdings, LLC and Eagle River, Inc. (collectively “Eagle River”), is the Company’s controlling shareholder with an economic interest of approximately 33% and a voting interest of approximately 69%.

The Company has an agreement with Eagle River, Inc. to provide advisory services to the Company. This agreement has an annual fee of $500,000 and is payable in quarterly installments in stock or cash, at the Company’s option. To date, the Company has elected to make all payments in Class A common stock and has issued 127,599 shares as consideration. As of March 31, 2007, the Company owed Eagle River, Inc. approximately $42,000 pursuant to the advisory services agreement, which is included in accrued expenses in the condensed consolidated balance sheets.

The Company also has a month-to-month agreement with Eagle River, Inc. to provide office space and administrative support to the Company. Total payments made to Eagle River, Inc. under this agreement for the three months ended March 31, 2007 and 2006 were $15,000 and $10,000, respectively.

Davis Wright Tremaine—A principal of Eagle River, who is also a board member of the Company, is the spouse of a partner at the law firm Davis Wright Tremaine which provides the Company with ongoing legal services. Total payments made to Davis Wright Tremaine for the three months ended March 31, 2007 and 2006 were $30,000 and $373,000, respectively.

9.                 Subsequent Event

In May 2007, the Company entered into an agreement with HNS to develop key architecture and technology for use in the Company’s alpha trial of its Mobile Interactive Media (“MIM”) services. The total contract price is $10.1 million, and is expected to be paid over the next twelve months.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes included elsewhere in this quarterly report and the audited consolidated financial statements and notes contained in our Form 10-K.

Special Note Regarding Forward-Looking Statements

With the exception of historical facts, the statements contained in this management’s discussion and analysis are “forward-looking” statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statements. Factors that might cause or contribute to such a difference include, but are not limited to, those discussed under “Risks and Uncertainties” below, and elsewhere in this Form 10-Q. The forward-looking statements included in this document are made only as of the date of this report, and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

Overview

We are a next-generation MSS operator. We intend to capitalize on the rapid growth of the wireless sector by building a hybrid MSS/ATC System to offer ubiquitous satellite and terrestrial wireless service throughout the United States. We are authorized to offer MSS services in the United States using a GEO satellite. We have the opportunity in the future to seek authorization from the FCC to integrate ATC into the MSS system in order to provide integrated satellite and terrestrial services. Our MSS/ATC System is being designed to provide wireless voice, data, video, and/or Internet service throughout the United States on mobile and portable devices.

We are not currently generating revenue from operations. The net losses we have funded and capital expenditures we have made since December 31, 2004 primarily relate to the development of our MSS/ATC System. We expect that our current resources will be sufficient to fund the development of this system for at least the next twelve months. We are focusing our efforts on meeting our planned satellite construction and launch schedule, much of which is mandated by the FCC, while maintaining system development expenses at our planned levels.

We are preparing to demonstrate the operational status of our MSS system in 2007, with more robust trials and operations in 2008. In 2007, we have began, and expect to continue, to: (i) sign agreements with vendors to more fully develop technology which would permit video and data multicasting and voice and data interactivity from the satellite, as well as related integrated services for the terrestrial segment; (ii) design and construct a terrestrial network, including the leasing of towers; (iii) install radio equipment and begin to construct a ground network to connect the terrestrial network; and (iv) hire personnel and devote resources in areas such as customer service and billing, marketing and customer fulfillment. We expect that the commencement of full scale commercial MSS/ATC service operations would require substantial additional capital.

We may offer our services to strategic service providers who could incorporate our capabilities to offer integrated satellite and terrestrial services to their customers. Accordingly, we are meeting with potential strategic partners as well as exploring alternative sources of capital. To provide ATC service, we must separately apply to the FCC for ATC authorization, which we expect to do later in 2007, and meet certain “gating criteria,” which include the provision of commercial MSS service, as a pre-condition to obtaining an ATC authorization.

We are also permitted to operate a MEO satellite system globally in compliance with regulations promulgated by the United Kingdom and the ITU. However, some of these regulations are currently under reconsideration in Europe and there is considerable uncertainty as to how legacy systems, such as our MEO satellite system, would be treated in any new regulatory regime. While we have several MEO satellites in different stages of completion, and we have successfully launched one MEO satellite, we have significantly curtailed further construction of our MEO satellite system due to disagreements with the manufacturer and launch manager of our MEO satellites as well as these regulatory uncertainties. Despite the curtailment of construction of our MEO satellite system and the considerable uncertainty as to the cost and effectiveness of restarting the MEO satellite program with our current manufacturer, we continue to explore the potential development of a MEO business plan outside of North America.

We are considered a development stage enterprise as defined in SFAS 7, Accounting and Reporting by Development Stage Enterprises, and are not currently generating revenue from operations. There is no assurance that we will be able to obtain the funding necessary to complete the construction of our MSS/ATC System, fund our future working capital requirements, or achieve positive cash flow from operations. These and other uncertainties that could materially affect our results of operations or liquidity in the future are discussed in greater detail below in “Risks and Uncertainties.” In the event that we are not able to realize our assets in the ordinary course of business and are forced to realize the assets by divestment, there is no assurance that the carrying value of the assets could be recovered. Our losses to date have been primarily funded by proceeds from the issuance of various forms of capital and by proceeds from the sale of the 7.5% Notes. Management plans to sustain operations with existing funds and through additional third-party equity or debt financing when necessary.

Critical Accounting Policies

Critical accounting policies require difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The judgments and uncertainties affecting the application of these policies include significant estimates and assumptions made by us using information available at the time the estimates are made. Actual results could differ materially from those estimates. Our critical accounting policies involve judgments associated with our accounting for the impairment of long-lived assets, contract settlements, share-based payment, income taxes and contingencies. There have been no significant changes to our critical accounting policies contained in our Form 10-K for the year ended December 31, 2006.

New Accounting Pronouncements

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized an increase of approximately $9.2 million in our liability for uncertain tax positions, which was accounted for as an adjustment to our deficit accumulated during the development stage as of January 1, 2007. The total amount of reserves for income taxes as of March 31, 2007 and January 1, 2007 was $9.4 million and $9.2 million, respectively. If these reserves were recognized, the entire amount would impact our effective tax rate.

Our policy is to recognize interest and/or penalties related to unrecognized tax benefits as income tax expense. We recorded $3.8 million of interest related to our adoption of FIN 48 and have recorded this amount as an adjustment to our January 1, 2007 beginning deficit accumulated during the development stage. For the three months ended March 31, 2007, we recorded $170,000 of interest related to our reserves for income taxes and have included this amount in income tax expense on our condensed consolidated statements of operations.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. We are generally no longer subject to state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2000. In mid-2005 the IRS commenced an audit of our 2003 U.S. federal income tax return. Our 2003 return reflected a gain of more than $300 million recognized on the sale of securities on the maturity of a variable forward contract. The gain was offset by losses related to the abandonment of elements of our MEO satellite system. The IRS examination is focused on the deductibility of the losses claimed related to the MEO satellite system and the timing of the gain recognized with respect to the sale of securities under the variable forward contract. As of March 31, 2007 the IRS had proposed no adjustments with respect to our tax reporting for 2003 or earlier years; however, the IRS has not yet completed its examination. We believe our tax reporting for 2003 is proper and that it is more likely than not our current tax position will be sustained; however, if the IRS were to propose and sustain a position that either disallows part or all of its MEO asset abandonment deductions for 2003, or results in the taxation of the gain related to the variable forward contract in a year prior to 2003, we will incur a tax liability ranging from $12 million to $128 million (including interest but excluding penalty). We expect these issues will be resolved by the end of 2008.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of this statement to have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of this statement to have a material impact on our financial position, results of operations or cash flows.

Results of Operations

The following table is provided to facilitate the discussion of our results of operations for the three months ended March 31, 2007 and 2006 (in thousands):

	Three months ended March 31,
	2007	2006
General and administrative expenses	$9,765	$9,009
Research and development expenses	2,149	28
Interest income	(3,389)	(5,581)
Interest expense	7,981	12,319
Other (income) expense	38	(774)
Income tax expense	173	40

General and Administrative Expenses.   General and administrative expenses are primarily comprised of personnel costs, stock-based compensation, satellite storage, third-party legal and professional fees and general office related costs.

General and administrative expenses were $9.8 million for the three months ended March 31, 2007, compared to $9 million for the three months ended March 31, 2006. The increase is primarily due to higher personnel costs related to the hiring of additional employees necessary to support the development of our MSS/ATC System.

We expect general and administrative expenses to continue to increase as we hire additional personnel necessary to support the development of our MSS/ATC System.

Research and Development Expenses.   Research and development expenses principally consist of third-party engineering, consulting and development costs associated with technology being considered for use in the MSS/ATC System.

Research and development expenses were $2.1 million for the three months ended March 31, 2007, compared to $28,000 for the three months ended March 31, 2006. This increase is primarily due to additional design and development activities related to the ground network portion of our MSS/ATC System.

We expect future research and development costs to increase as the pace of the design and development of our ground network increases.

Interest Income.   Interest income was $3.4 million for the three months ended March 31, 2007, compared to $5.6 million for the three months ended March 31, 2006. Interest income in both periods was primarily attributable to interest earned on the investment of the proceeds of the 7.5% Notes.

We expect interest income to decrease in future periods as our cash, cash equivalents, and available-for-sale investments balances decrease as we develop our MSS/ATC System.

Interest Expense.   Interest expense was $8 million for the three months ended March 31, 2007, compared to $12.3 million for the three months ended March 31, 2006. Interest expense for the three months ended March 31, 2007 was comprised of interest incurred on the 7.5% Notes of $12.2 million, amortization of debt issuance costs of $1.7 million and interest expense related to the SAN agreements recorded as capital lease obligations of $791,000, partially offset by $6.8 million of capitalized interest costs associated with the construction of our MSS/ATC System. Interest expense for the three months ended March 31, 2006 consisted of $12.2 million of interest incurred on the 7.5% Notes, $1.6 million of amortization of debt issuance costs and interest expense related to the SAN agreements recorded as capital lease obligations of $673,000, partially offset by $2.2 million of capitalized interest costs associated with the construction of our MSS/ATC System.

In future periods, we expect interest incurred associated with our 7.5% Notes, including amortization of debt issuance costs, to remain comparable with amounts reported in the first quarter of 2007. We expect capitalized interest expense to increase in future periods as we continue to incur costs associated with the construction of our MSS/ATC System until such time that construction is complete.

Other (Income) Expense.   Other (income) expense is comprised primarily of gains and losses on foreign currency transactions. Other (income) expense was nominal for the three months ended March 31, 2007 and 2006.

Income Tax Expense.   Income tax expense represents the tax on income of certain of our foreign entities on a stand-alone basis and interest associated with reserves for income taxes. Income tax expense was nominal for the three months ended March 31, 2007 and 2006 since we are still in the development stage and are incurring losses. The tax benefit for these losses will not be recognized until realization is more likely than not.

Liquidity and Capital Resources

Overview.   Substantially all of our capital expenditures and liquidity requirements since December 2004 have been related to the development of our MSS/ATC System. As described in more detail below under “Contractual Obligations,” our primary expected cash needs for 2007 are for the construction and launch of the GEO satellite and related development costs for the MSS portion of the MSS/ATC System.

Cash Flows.   The following table is provided to facilitate the discussion of our liquidity and capital resources for the three months ended March 31, 2007 and 2006 (in thousands):

	Three months ended March 31,
	2007	2006
Net cash provided by (used in):
Operating activities	$(32,876)	$(19,982)
Investing activities	32,061	106,949
Financing activities	—	9,920
Effect of foreign exchange rate changes on cash	8	(4,048)
Net increase (decrease) in cash and cash equivalents	(807)	92,839
Cash and cash equivalents—beginning of period	163,059	175,510
Cash and cash equivalents—end of period	$162,252	$268,349

Cash, cash equivalents and available-for-sale investments were $230.2 million at March 31, 2007 compared to $239.7 million at December 31, 2006. We believe that our cash, cash equivalents and available-for-sale securities will be sufficient to fund our operational and capital requirements for at least the next twelve months.

Cash used in operating activities was $32.9 million for the three months ended March 31, 2007 compared to $20 million for the three months ended March 31, 2006. For the three months ended March 31, 2007, cash used in operating activities consisted primarily of our net loss of $16.7 million and a decrease in accrued interest expense of $18 million due to the payment of interest on the 7.5% Notes, partially offset by various non-cash items included in our net loss. Cash used in operating activities for the three months ended March 31, 2006 consisted primarily of our net loss of $15 million and a decrease in accrued interest expense of $13.9 million due to the payment of interest on the 7.5% Notes, partially offset by various non-cash items included in our net loss.

Cash provided by investing activities was $32.1 million for the three months ended March 31, 2007 compared to $106.9 million for the three months ended March 31, 2006. For the three months ended March 31, 2007, the primary source of cash provided by investing activities was net sales and maturities of available-for-sale and restricted investment securities of $33.1 million, partially offset by capital expenditures of $1 million related to the satellite system under construction. Cash provided by investing activities for the three months ended March 31, 2006 consisted primarily of $162.1 million of net purchases of available-for-sale securities and restricted investments, partially offset by $41.9 million of capital expenditures related to the satellite system under construction and $14 million to acquire first priority rights to use a desired orbital slot for our GEO satellite.

Cash provided by financing activities was zero for the three months ended March 31, 2007 compared to $9.9 million for the three months ended March 31, 2006. For the three months ended March 31, 2006, cash provided by financing activities was attributable to the sale of ICO North America Class A common stock and options to purchase shares of ICO North America Class A common stock to certain holders of our 7.5% Notes.

Risks and Uncertainties

Certain risks and uncertainties that could materially affect our future results of operations or liquidity are discussed under “Part II—Other Information, Item 1A. Risk Factors” in this Form 10-Q and in our Form 10-K. In particular, these risks and uncertainties include, but are not limited to, the following matters:

•       We operate in a heavily regulated industry, and our rights to offer our planned services are tied to meeting significant milestones or otherwise satisfying our regulators. In the United States, we have met nine FCC milestones and our right to use our assigned MSS spectrum to provide service is conditioned on our completion of three additional FCC milestones. There can be no assurance that we will achieve our remaining milestone dates. If we fail to meet a milestone and we are unable to obtain a waiver or extension, we could lose our MSS authorization, and a loss of our MSS authorization would be an event of default under the indenture governing the 7.5% Notes. Substantially all of the $525 million to $600 million we anticipated needing to develop the MSS portion of our MSS/ATC System will be used to complete the tasks to permit us to meet the FCC milestones.

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

•       We believe we have sufficient capital resources to complete and certify to the FCC that the MSS portion of our MSS/ATC System is operational. We may seek potential strategic partners to assist us in developing the ATC portion of our MSS/ATC System. If we chose to complete our MSS/ATC System without partners, we would need to raise substantial additional funding through equity and/or debt offerings. The category of business or consumer market we choose to serve, the type and extent of ATC infrastructure necessary to serve such market and the geographic scope of our service area will affect the amount of capital needed for the terrestrial ATC portion of our MSS/ATC System. We expect that the additional funding needed for the type and scope of ATC service we would pursue without strategic partners would range from approximately $300 million to $800 million. To provide ATC service, we must separately apply to the FCC for ATC authorization, which we expect to do later in 2007, and meet certain “gating criteria,” which include the provision of commercial MSS service, as a pre-condition to obtaining ATC authorization.

•       For U.S. federal income tax purposes, we realized a gain of more the $300 million on the disposition of certain securities in 2003. This gain was offset by losses incurred in connection with the abandonment of certain assets related to our MEO satellite system in the same year. The IRS is currently auditing our 2003 tax year in which these transactions occurred. The audit involves both the recognition of the losses in connection with the impairment of our MEO assets and the timing of the gain on the disposition of the relevant securities, which were sold through a variable forward contract. To the extent the IRS disallows the deductions claimed, we could face a tax liability ranging from approximately $12 million to $128 million, not including any penalties that may be imposed.

•       We are engaged in litigation with The Boeing Company and BSSI arising out of agreements for the development and launch of our MEO satellites. BSSI’s allegations are unproven and it has not specified the amount of monetary relief it is seeking. We have asserted cross-claims that we believe are meritorious. From August 2004 through March 31, 2007, we have incurred approximately $10.8 million in pursuing this litigation and expect that we will continue to incur substantial costs through the duration of the litigation. Due to the uncertain nature of litigation and the many factors beyond our control, we could incur greater costs as the litigation proceeds.

•       There is considerable uncertainty as to how legacy MEO satellite systems, such as ours, would be treated in any new regulatory regime in Europe. European regulators are currently considering new rules for the S-band, and Ofcom has requested that we continue to meet our due diligence requirements toward the deployment of commercial service on our MEO satellite system, and has requested that concrete steps be taken by us in the near future, in order to maintain Ofcom’s support for us in international forums. If we are unable to preserve our claim to priority and legacy rights, we will be entitled to pursue international S-band operations on the same terms as all other operators. Depending on the development of a MEO business plan and the associated costs (including the costs to comply with the final milestone or any new milestones imposed), as well as the success of discussions with potential partners who could provide the funding for the development of the MEO satellite system, we may or may not proceed with the development of our physical and regulatory MEO assets.

•       In connection with the audit of our financial statements for the year ended December 31, 2006, our independent auditors identified a material weakness in our internal controls regarding review procedures with respect to income tax accounting. This inadequate review process, including a need for dedicated internal tax personnel, contributed to our inability to identify material misstatements in our 2005 and 2006 income tax note disclosures. As of March 31, 2007, we had not remediated the material weakness identified by our auditors. If we do not have sufficient adequately trained and experienced tax accounting personnel, we may be unable to prepare our financial statements on time and may not accurately reflect our performance or condition, which may adversely affect our business and compliance with SEC reporting obligations.

We are subject to additional risks and uncertainties discussed under “Part II—Other Information” in this Form 10-Q and in “Item 1A. Risk Factors” in our Form 10-K, that could adversely affect the planned development, operation or commercialization of our MSS/ATC System and our costs, competitive position, financial condition and ability to realize earnings.

Contractual Obligations

Our primary contractual obligations include the 7.5% Notes and the obligations under our primary agreements for the design, manufacture and launch of our GEO satellite and procurement of equipment and other services for our gateway system. In the table below, we set forth our contractual obligations as of March 31, 2007 (in millions):

			Years ending December 31,
		Remainder			2012 and
	Total	of 2007	2008-2009	2010-2011	Thereafter
Long-term debt obligations(1)	$771.9	$24.4	$747.5	$—	$—
Capital lease obligations	26.0	20.1	4.5	1.4	—
SAN operating lease obligations	5.6	1.1	4.0	0.5	—
Other operating lease obligations	1.7	0.3	0.7	0.6	0.1
Purchase obligations(2)	107.7	66.3	5.7	4.5	31.2
Total	$912.9	$112.2	$762.4	$7.0	$31.3

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

(2)          As of March 31, 2007, we had remaining payments of approximately $84 million that are payable based on the achievement of certain construction, delivery and deployment milestones related to the development of the MSS/ATC System, which are expected to occur later in 2007. These remaining payments relate to the agreements described below as well as other secondary agreements related to the development of the MSS/ATC System. Additional payments of $23.2 million related to in-orbit satellite performance incentives, including interest, related to our GEO satellite are payable over 15 years from 2007 through 2022. In addition to these remaining payments, we have purchase commitments of approximately $500,000 related to our MEO satellite system.

We have an agreement with Loral to design, develop, manufacture, test and deliver one GEO satellite and to develop, test and implement certain ground-based systems related to the operation of the satellite. The satellite is expected to be delivered to permit a launch by November 30, 2007. We also retain an option through December 31, 2008 to purchase one additional GEO satellite.

We have an agreement with Lockheed for the provision of launch services for our GEO satellite. In February 2007, we selected, in coordination with Lockheed, our launch slot as November 2007. We have purchased launch risk protection insurance from Lockheed, providing for a payment to us in the event of a launch failure due to the launch vehicle. We also retain an option to require Lockheed to provide a replacement launch in the event that we determine that the initial launch resulted in a satellite failure within the first six months after launch.

We have an agreement with HNS to provide gateway services, including the design, manufacture, test and delivery of the radio frequency subsystem, the gateway system controller, the gateway control network and the gateway system interconnections. The gateway will be located at the HNS facility in North Las Vegas, Nevada and is scheduled to be delivered in June 2007. We retain an option to purchase a diverse site radio frequency terminal along with an associated diverse site facility.

Under the terms of the indenture governing the 7.5% Notes, we are required to obtain launch insurance and maintain in-orbit insurance coverage, each in an amount equal to the full replacement cost of the GEO satellite. We expect this launch insurance to range from approximately $40 million to $60 million.

In 2007, we have begun to design and develop our MIM services. We plan to conduct an alpha trial of our MIM services in 2008, with total costs expected to be in the range of $30 million to $40 million.

As a result of the implementation of FIN 48, we have recorded a liability related to reserves for income taxes of $9.4 million as of March 31, 2007. Settlement of this liability, including timing of future payment, if any, is currently uncertain.

Inflation

The impact of inflation on our consolidated financial condition and results of operations was not significant during any of the periods presented.

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

Our investment portfolio consists of fixed income debt securities, including money market funds, commercial paper, government obligations and corporate bonds, with a fair value of approximately $254.9 million as of March 31, 2007 and $288.5 million as of December 31, 2006. The primary objective of our investments in fixed income securities is to preserve principal, while maximizing returns and minimizing risk, and our policies require that we make these investments in short-term, highly-rated securities. For available-for-sale securities, unrealized gains and losses are recorded in other comprehensive income. Losses will not be realized in the condensed consolidated statement of operations unless the individual securities are sold prior to recovery or determined to be other-than-temporarily impaired. We manage our interest rate risk by purchasing securities with maturities that correspond to our liquidity needs for operations, capital expenditures and debt service. Due to the short-term nature of these investments (less than 180 days) and our investment policies and procedures, we have determined that the risk associated with interest rate fluctuations related to these financial instruments is not material to us.

Our convertible long-term debt bears interest at a fixed rate of 7.5%, matures on August 15, 2009 and has a fair value of approximately $663 million as of March 31, 2007 and approximately $721.5 million as of December 31, 2006.

Our primary foreign currency exposure relates to cash balances in foreign currencies. Due to the small balances we hold, we have determined that the risk associated with foreign currency fluctuations is not material to us. We do not enter into any hedging or derivative transactions to manage our exposure to foreign currency risk.

Item 4T.                  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and senior vice president—finance, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2007. These disclosure controls and procedures ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial and accounting officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of March 31, 2007, based on the evaluation of our disclosure controls and procedures, our chief executive officer and senior vice president—finance concluded that, as of such date, our disclosure controls and procedures were not effective because of the material weakness described below.

Material Weakness

In connection with the audit of our financial statements for the year ended December 31, 2006, our independent auditors identified a material weakness in our internal control over financial reporting regarding review procedures with respect to income tax accounting. This inadequate review process, including a need for dedicated internal tax personnel, contributed to our inability to identify material misstatements in our 2005 and 2006 income tax note disclosures. As of March 31, 2007, we had not remediated the material weakness identified by our independent auditors.

In light of the material weakness described above, we have performed additional analysis and reviews to provide reasonable assurance that the financial statements and related disclosures in this Form 10-Q have been prepared in accordance with generally accepted accounting principles.

We continue to take steps to remediate the material weakness identified at December 31, 2006. However, we will not be able to demonstrate that this material weakness has been fully remediated or that our controls are operating effectively, until we complete our remediation efforts and both we and our independent registered public accounting firm conduct a year-end assessment of our internal control over financial reporting for the fiscal year ended December 31, 2007, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Our remediation efforts include establishing new review processes and procedures, which take time to implement, and the hiring of qualified tax accounting personnel.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                          Legal Proceedings

See Note 6 of our condensed consolidated financial statements, “Commitments and Contingencies” included in Part I, Item 1 of this quarterly report on Form 10-Q, for a discussion of the material legal proceedings to which we are a party.

Item 1A.                  Risk Factors

The risk factor disclosure included under Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 has not materially changed.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

Management believes that the securities issuances described in the table below were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) as a transaction not involving any public offering. The number of investors was limited, the investors were either accredited or otherwise qualified and had access to material information about the registrant, and restrictions were placed on the resale of the securities sold.

Date	Title	Number of shares	Consideration	Recipient
March 2, 2007	Class A common stock	30,048	—	Eagle River, Inc.	(1)

(1)          Issued as compensation for advisory services performed from December 1, 2006 through February 28, 2007.

Item 3.                          Defaults Upon Senior Securities

None.

Item 4.                          Submission of Matters to a Vote of Security Holders

None.

Item 5.                          Other Information

None.

Item 6.                          Exhibits

Ex. 10.27*+	Board Compensation Policy, as amended.
Ex. 31.1*	Certification of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
Ex. 31.2*	Certification of the principal financial and accounting officer required by Rule 13a-14(a) or Rule 15d-14(a).
Ex. 32.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

*                    Filed Herewith.

+                Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

ICO GLOBAL COMMUNICATIONS (HOLDINGS) LIMITED
(Registrant)
Dated: May 14, 2007	By:	/s/ J. TIMOTHY BRYAN
J. Timothy Bryan
Chief Executive Officer (principal executive officer)