Form 10-Q
period 2007-06-30
ICO Global Communications (Holdings) LTD
filed 2007-08-14
CIK 1359555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

As of August 1, 2007, the registrant had 144,547,195 shares of Class A common stock and 53,660,000 shares of Class B common stock outstanding.

ICO GLOBAL COMMUNICATIONS (HOLDINGS) LIMITED
FORM 10-Q
For the three and six months ended June 30, 2007
INDEX

PART I—FINANCIAL INFORMATION

Item 1.                          Financial Statements

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$154,461	$163,059
Restricted cash	825	825
Available-for-sale investments	44,613	76,680
Restricted investments	24,969	48,734
Prepaid expenses and other current assets	2,280	807
Total current assets	227,148	290,105
Property in service-net of accumulated depreciation of $278 and $186, respectively	664	373
Satellite system under construction	369,149	318,563
Debt issuance costs-net of accumulated amortization of $12,565 and $9,083, respectively	16,992	20,476
Other assets	14,000	14,000
Total	$627,953	$643,517
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY IN ASSETS
Current liabilities:
Accounts payable	$252	$623
Accrued satellite system construction payable	13,598	43
Accrued expenses	20,900	21,656
Accrued interest	31,273	29,161
Current portion of capital lease obligations	15,337	13,023
Total current liabilities	81,360	64,506
Capital lease obligations, less current portion	2,687	4,595
Income tax payable	9,521	—
Convertible long-term debt	650,000	650,000
Total liabilities	743,568	719,101
Commitments and contingencies (Note 6)
Stockholders’ deficiency in assets:
Preferred stock, $.01 par value, 75,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.01 par value, 900,000,000 shares authorized, 202,516,087 and 201,275,552 shares issued, and 144,547,195 and 143,306,660 shares outstanding	2,013	2,013
Class B convertible common stock, $.01 par value, 150,000,000 shares authorized, 84,663,382 and 85,843,382 shares issued, and 53,660,000 and 54,840,000 shares outstanding	858	858
Additional paid-in capital	2,718,067	2,714,989
Treasury stock, 57,968,892 shares of Class A common stock and 31,003,382 shares of Class B convertible common stock	(877,489)	(877,489)
Accumulated other comprehensive income	6,302	6,273
Deficit accumulated during the development stage	(1,965,366)	(1,922,228)
Total stockholders’ deficiency in assets	(115,615)	(75,584)
Total	$627,953	$643,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data, unaudited)

					February 9, 2000
					(inception) to
	Three months ended		Six months ended		June 30, 2007
	June 30,		June 30,		(development
	2007	2006	2007	2006	stage period)
				(restated)
Operating expenses :
General and administrative	$9,792	$9,476	$19,557	$18,485	$595,165
Research and development	2,203	843	4,352	871	73,682
Contract settlements	—	—	—	—	(74,955)
Impairment of property under construction	—	—	—	—	1,438,304
Loss on disposal of assets	—	—	—	—	11,100
Total operating expenses	11,995	10,319	23,909	19,356	2,043,296
Operating loss	(11,995)	(10,319)	(23,909)	(19,356)	(2,043,296)
Interest income	3,149	5,050	6,538	10,631	127,904
Interest expense	(8,234)	(10,673)	(16,215)	(22,992)	(164,222)
Other income (expense)	9	362	(29)	1,136	3,696
Loss before income taxes	(17,071)	(15,580)	(33,615)	(30,581)	(2,075,918)
Income tax benefit (expense)	(169)	4	(342)	(36)	120,284
Net loss before cumulative effect of change in accounting principle	(17,240)	(15,576)	(33,957)	(30,617)	(1,955,634)
Cumulative effect of change in accounting principle	—	—	—	—	(1,944)
Net loss	$(17,240)	$(15,576)	$(33,957)	$(30,617)	$(1,957,578)
Basic and diluted loss per share:
Loss before cumulative effect of change in accounting principle	$(0.09)	$(0.08)	$(0.17)	$(0.16)	$(10.14)
Cumulative effect of change in accounting principle	—	—	—	—	(0.01)
Basic and diluted loss per share	$(0.09)	$(0.08)	$(0.17)	$(0.16)	$(10.15)
Weighted average shares outstanding used to compute basic and diluted loss per share	198,085,419	197,488,531	198,070,961	197,485,031	192,930,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, unaudited)

					February 9, 2000
					(inception) to
	Three months ended		Six months ended		June 30, 2007
	June 30,		June 30,		(development
	2007	2006	2007	2006	stage period)
				(restated)
Net loss	$(17,240)	$(15,576)	$(33,957)	$(30,617)	$(1,957,578)
Other comprehensive income (loss):
Unrealized gain on investments, net of tax	—	(9)	18	27	—
Cumulative translation adjustments	248	(515)	11	(1,071)	6,302
Comprehensive loss	$(16,992)	$(16,100)	$(33,928)	$(31,661)	$(1,951,276)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(in thousands, except share data, unaudited)

			February 9, 2000
			(inception) to
	Six months ended		June 30, 2007
	June 30,		(development
	2007	2006	stage period)
		(restated)
Operating activities:
Net loss	$(33,957)	$(30,617)	$(1,957,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,828	3,464	29,363
Depreciation	94	69	3,557
Amortization of debt issuance costs	3,482	3,253	12,565
Unrealized foreign exchange (gain) loss	786	(999)	(4,356)
Loss on disposal of assets	—	—	11,100
Impairment of property under construction	—	—	1,438,304
Gain on contract settlements	—	—	(74,955)
Gain on Nextel share-pledge derivative	—	—	(9,168)
Deferred tax credit	—	—	(121,928)
Other than temporary loss on marketable securities available-for-sale	—	—	689
Amortization of capitalized SAN operator incentive	—	—	2,593
Cost of issuance of shares to distribution partners	—	—	37,440
Other	—	—	30,573
Other changes in certain assets and liabilities:
Prepaid expenses and other current assets	(1,466)	521	48,008
Accrued interest income	(1,684)	179	(4,798)
Accounts payable	(371)	(958)	(696)
Accrued interest payable	(11,286)	(4,853)	52,176
Other accrued expenses	(184)	2,258	59,187
Net cash used in operating activities	(41,758)	(27,683)	(447,924)
Investing activities:
Proceeds from launch insurance	—	—	225,000
Debtor in possession advance in relation to Old ICO	—	—	(275,000)
Acquisition of net assets of Old ICO	—	—	(117,590)
Cash received from Old ICO at acquisition	—	—	107,436
Restricted cash	—	825	(5,899)
Purchases of satellite system under construction	(23,627)	(121,099)	(324,015)
Purchases of property under construction	—	—	(497,890)
Purchases of property in service	(385)	(141)	(2,417)
Investment in unconsolidated subsidiaries	—	—	(2,373)
Purchases of other assets	—	(14,000)	(14,000)
Purchases of available-for-sale investments	(287,570)	(177,874)	(4,018,461)
Maturities and sales of available-for-sale investments	322,114	326,688	3,977,333
Purchases of restricted investments	(25)	(626)	(94,258)
Maturities and sales of restricted investments	23,015	24,559	71,050
Proceeds from contract amendments	—	—	44,434
Proceeds from sale of assets	—	—	12,106
Net cash provided by (used in) investing activities	33,522	38,332	(914,544)
Financing activities:
Net proceeds from issuance of common stock	—	—	597,918
Proceeds from issuance of convertible notes	—	—	650,000
Debt issuance costs	—	—	(29,558)
Proceeds from sales of subsidiary stock and stock options	—	9,920	9,920
Advances from affiliates	—	—	324,395
Repayment of advances from affiliates	—	—	(324,395)
Repayment of note payable to Eagle River	—	—	(37,500)
Repayment of operator financing	—	—	(5,727)
Proceeds from pledge of Nextel shares	—	—	351,600
Proceeds from loan from Teledesic LLC	—	—	20,000
Acquisition of ICO shares from minority interest stockholder	—	—	(30,868)
Net cash provided by financing activities	—	9,920	1,525,785
Effect of foreign exchange rate changes on cash	(362)	181	(8,856)
Net increase (decrease) in cash and cash equivalents	(8,598)	20,750	154,461
Cash and cash equivalents—beginning of period	163,059	175,510	—
Cash and cash equivalents—end of period	$154,461	$196,260	$154,461

(continued)

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows (Continued)

(in thousands, except share data, unaudited)

			February 9, 2000
			(inception) to
			June 30,
	Six months ended		2007
	June 30,		(development
	2007	2006	stage period)
		(restated)
Supplemental disclosure:
Income taxes paid	$23	$—	$7,450
Interest paid	24,375	24,374	126,027
Capitalized interest	13,404	6,037	31,536
Supplemental disclosure of non-cash activities:
Issuance of Class A common shares in respect of investment in Ellipso, Inc.	—	—	6,863
Issuance of Class B common shares in respect of investment in Ellipso, Inc.	—	—	74
Issuance of Class A common shares in respect of investment in Constellation Communications Holdings, Inc.	—	—	904
Increase (decrease) in accrued satellite system construction payable	13,555	(17,061)	13,598
Equipment acquired in capital lease agreements	—	—	42,096
Issuance of warrants for the repayment of debt	—	—	4,950
The following securities of ICO arose from the acquisition of Old ICO’s net assets:
93,700,041 Class A common shares and options to acquire Class A common shares issued	—	—	679,873
31,003,382 Class B common shares issued	—	—	275,000
1,600,000 Class A common shares issued to distribution partners	—	—	16,720
200,000 Class A common shares committed to distribution partners	—	—	2,090
50,000,000 warrants issued to acquire Class A common shares	—	—	180,000
			(concluded)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements
(unaudited)

1.                 Organization and Business

ICO Global Communications (Holdings) Limited (“ICO”), along with its subsidiaries (collectively referred to as the “Company”), is a next-generation mobile satellite service (“MSS”) operator. Through its majority owned subsidiary, ICO North America, Inc. (“ICO North America”), ICO is authorized by the Federal Communications Commission (“FCC”) to offer ubiquitous MSS throughout the United States using a geosynchronous earth orbit (“GEO”) satellite. ICO is also permitted to operate a medium earth orbit (“MEO”) satellite system globally outside the United States.

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

ICO North America is currently developing an advanced hybrid mobile satellite service/ancillary terrestrial component system (the “MSS/ATC System”), using a GEO satellite, to provide wireless voice, data, video, and/or Internet service throughout the United States on mobile and portable devices. In 2007, ICO North America has also begun to design and develop its Mobile Interactive Media (“MIM”) services for use on its MSS/ATC System and plans to conduct an alpha trial of its MIM services in 2008.

2.                 Development Stage Enterprise

The Company is a development stage enterprise as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises (“SFAS 7”), and will continue to be so until it commences commercial operations. The development stage is from February 9, 2000 (inception) through June 30, 2007.

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

3.                 Summary of Significant Accounting Policies

Interim Financial Statements—The financial information included in the accompanying condensed consolidated financial statements is unaudited and includes all adjustments, consisting of normal recurring adjustments and accruals, considered necessary for a fair presentation. Certain information and footnote disclosures have been condensed or omitted. The financial information as of December 31, 2006, is derived from the Company’s audited consolidated financial statements and notes, included in Item 8 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the U.S. Securities and Exchange Commission on April 2, 2007 (“Form 10-K”). The financial information included in this Form 10-Q should be read in conjunction with management’s discussion and analysis of financial condition and results of operations and the financial statements and notes included in the Company’s Form 10-K. Operating results and cash flows for the interim period presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007 or any other interim period.

Restatement of Prior Period Information—During the financial closing process for the year ended December 31, 2006, management determined that a cumulative translation adjustment of $4.4 million, which related to certain subsidiaries substantially liquidated in 2004, had been recorded incorrectly as a component of other income (expense) during the first quarter of 2006. At December 31, 2006, upon the Company’s application of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, this amount was included as a component of the Company’s adjustment to its beginning deficit accumulated during the development stage as of January 1, 2006. The financial statements for the six months ended June 30, 2006 have been restated to reflect the effect of this adjustment.

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

Cash and Cash Equivalents—Cash and cash equivalents is defined as short-term highly liquid investments with original maturities from the date of purchase of 90 days or less. Cash and cash equivalents is comprised of the following (in thousands):

	June 30,	December 31,
	2007	2006
Cash	$13,731	$23,148
Money market funds	14,331	20,192
Commercial paper	126,399	119,719
	$154,461	$163,059

Restricted Cash—As of June 30, 2007 and December 31, 2006, the Company had restricted cash of $825,000 related to a bond which is held pursuant to conditions of the Company’s FCC authorization to operate in the MSS spectrum.

Available-for-Sale Investments—The Company’s investments are primarily held in commercial paper, corporate bonds and notes and U.S. government and agency securities, and are classified as available-for-sale and are reported at fair value based upon quoted market prices. Investments generally mature or are sold within six months from the purchase date and are classified as current assets in the condensed consolidated balance sheets. Realized gains and losses on investments are determined using the specific identification method and are included in interest income in the condensed consolidated statements of operations. The Company includes any unrealized gains or losses on investments, net of tax, in stockholders’ deficiency in assets as a component of accumulated other comprehensive income (loss). The Company does not hold any derivative financial instruments in its investment portfolio.

Restricted Investments—The Company’s restricted investments consist of U.S. Treasury securities held as collateral for future interest payments related to the 7.5% Notes. The maturity dates of these investments correspond with interest payment dates as specified in the 7.5% Notes. These investments are classified as held-to-maturity and are reported at amortized cost. As of June 30, 2007 and December 31, 2006, all of the Company’s restricted investments mature in 2007 and are classified as current assets in the condensed consolidated balance sheets. Gross unrealized losses on restricted investments at June 30, 2007 and December 31, 2006 were $15,000 and $178,000, respectively.

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

Capitalized Interest—The Company capitalizes interest costs associated with the construction of the MSS/ATC System. Interest capitalized to satellite system under construction for the three and six months ended June 30, 2007 and 2006 was $6.6 million and $13.4 million and $3.8 million and $6 million, respectively.

Debt Issuance Costs—Costs incurred in connection with the issuance of the 7.5% Notes have been capitalized and are included in debt issuance costs in the condensed consolidated balance sheets. These costs are being amortized using the effective interest method from issuance in August 2005 through maturity in August 2009. Amortization of debt issuance costs is included in interest expense in the condensed consolidated statements of operations. Amortization of debt issuance costs for the three and six months ended June 30, 2007 and 2006 was $1.8 million and $3.5 million and $1.6 million and $3.3 million, respectively.

Other Assets—Other assets represents payments made to acquire first priority rights to use a desired orbital slot for the Company’s GEO satellite. The Company currently intends to utilize such slot when it deploys its first GEO satellite to be used in the MSS/ATC System. The Company expects to amortize such costs over the estimated useful life of its GEO satellite, currently anticipated to be 10 to 15 years.

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

Foreign Currency Translation and Foreign Currency Transactions—The reporting currency for the Company’s operations is U.S. dollars. The Company translates the activities of its foreign subsidiaries with functional currencies other than the U.S. dollar during the period at the average exchange rate prevailing during the period. Assets and liabilities denominated in foreign currencies are restated at the exchange rates prevailing at the balance sheet date. Translation adjustments resulting from these processes are recognized as a component of accumulated other comprehensive income (loss). The Company recognizes applicable cumulative translation adjustments as a component of operating income (loss) in the period in which a subsidiary is substantially liquidated. During the period, there were no gains or losses resulting from the liquidation of subsidiaries.

Gains and losses on foreign currency transactions are recognized as a component of other income (expense) in the condensed consolidated statements of operations in the period in which they occur. For the three and six months ended June 30, 2007 and 2006, gains on intercompany foreign currency transactions of $1 million and $788,000 and losses on intercompany foreign currency transactions of $2.2 million and gains on intercompany foreign currency transactions of $3.7 million, respectively, have been excluded from net loss and reported as a component of accumulated other comprehensive income (loss).

Accumulated Other Comprehensive Income (Loss)—The Company’s accumulated other comprehensive income (loss) consists of unrealized gains and losses on available-for-sale investments, net of tax, and cumulative translation adjustments. Accumulated other comprehensive income as of June 30, 2007 consisted of cumulative translation adjustments of $6.3 million. Accumulated other comprehensive income as of December 31, 2006 consisted of cumulative translation adjustments of $6.3 million, less unrealized losses on available-for-sale investments of $18,000.

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

The following table sets forth the computation of basic and diluted loss per share (in thousands, except share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
				(restated)(2)
Net loss	$(17,240)	$(15,576)	$(33,957)	$(30,617)
Weighted average common shares outstanding	198,185,419	198,088,531	198,170,961	198,085,031
Less: unvested restricted stock	(100,000)	(600,000)	(100,000)	(600,000)
Shares used for computation of basic and diluted loss per share(1)	198,085,419	197,488,531	198,070,961	197,485,031
Basic and diluted loss per share	$(0.09)	$(0.08)	$(0.17)	$(0.16)

(1)          The effect of certain stock options and warrants was anti-dilutive, and they were not included in the calculation of diluted loss per share. Anti-dilutive stock options and warrants totaled 13,756,933 and 60,033,075 as of June 30, 2007 and 2006, respectively.

(2)          Financial results for the six months ended June 30, 2006 have been restated to reflect the effect of a $4.4 million cumulative translation adjustment incorrectly recorded as a component of other income (expense) during the first quarter of 2006. Net loss has been restated from $35 million to $30.6 million, and basic and diluted loss per share has been restated from a loss of $0.18 per share to a loss of $0.16 per share.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase of approximately $9.2 million in its liability for uncertain tax positions, which was accounted for as an adjustment to its deficit accumulated during the development stage as of January 1, 2007. The total amount of reserves for income taxes as of June 30, 2007 and January 1, 2007 was $9.5 million and $9.2 million, respectively. If the reversal of these reserves were recognized, the entire amount would impact the Company’s effective tax rate.

The Company’s policy is to recognize interest and/or penalties related to unrecognized tax benefits as income tax expense. The Company recorded $3.8 million of interest related to its adoption of FIN 48 and has recorded this amount as an adjustment to its January 1, 2007 beginning deficit accumulated during the development stage. For the three and six months ended June 30, 2007, the Company recorded interest of $170,000 and $340,000, respectively, related to its reserves for income taxes and has included this amount in income tax expense on its condensed consolidated statements of operations.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is generally no longer subject to state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2000. In mid-2005 the Internal Revenue Service (“IRS”) commenced an audit of the Company’s 2003 U.S. federal income tax return. The Company’s 2003 return reflected a gain of more than $300 million recognized on the sale of securities on the maturity of a variable forward contract. The gain was offset by losses related to the abandonment of elements of the Company’s MEO satellite system. The IRS examination is focused on the deductibility of the losses claimed related to the MEO satellite system and the timing of the gain recognized with respect to the sale of securities under the variable forward contract. As of June 30, 2007 the IRS had proposed no adjustments with respect to the Company’s tax reporting for 2003 or earlier years; however, the IRS has not yet completed its examination. The Company believes its tax reporting for 2003 is proper and that it is more likely than not its current tax position will be sustained; however, if the IRS were to propose and sustain a position that either disallows part or all of its MEO asset abandonment deductions for 2003, or results in the taxation of the gain related to the variable forward contract in a year prior to 2003, the Company will incur a tax liability ranging from $12 million to $131 million (including interest but excluding penalty). The Company expects these issues will be resolved by the end of 2008 and does not expect there to be a material change in its tax position over the next twelve months.

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

4.                 Satellite Access Node (“SAN”) Agreements and Contract Settlements

As part of the ground infrastructure for its MEO satellite system, the Company established SAN sites in eleven countries throughout the world. Prior to 2000, the Company entered into noncancellable agreements with certain vendors (“SAN Operators”) that own and operate the Company’s SAN sites. All of the agreements provide for varying levels of support required to operate the SAN sites (“SAN Operating Agreements”). Additionally, certain of the agreements require the repayment of certain up-front infrastructure costs incurred on the Company’s behalf (“SAN Infrastructure Agreements”) that represent capital leases payable with initial interest rates ranging from 8.5% to 20.0%.

In 2003, the Company determined that it needed only some, not all, of the SAN sites to economically deploy the MEO satellite system. Additionally, the Company’s Board of Directors decided that the Company would no longer provide funding to its subsidiaries to pay SAN Operators, with the exception of its U.S. SAN Operator, unless the Company received additional funding or the contracts with such operators were restructured to obtain a substantial cost savings. In December 2004, the Company’s Board of Directors decided to significantly curtail further construction on its MEO satellite system, which further increased the likelihood that the SAN sites would not be utilized in a timely fashion in the contemplated MEO satellite system. As a result of the Company’s decisions, eight of the ten SAN Operators terminated their agreements with the Company from 2004 to 2006 and discontinued providing the requisite level of services. The Company accrues operating expenses until the related agreement is terminated and the SAN Operator has ceased providing services. Certain of the terminated agreements were settled in exchange for a nominal level of consideration, including cash and the transfer of certain SAN assets. Certain of the terminated agreements have not been settled and remain outstanding.

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

The following represents a summary of transactional activity with the various SAN Operators (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Total SAN liability, beginning of period	$45,966	$41,099	$45,591	$40,097
Expense recognized under SAN Operating Agreements	314	448	875	1,072
Interest expense related to SAN Infrastructure Agreements	836	703	1,627	1,376
Payments made to SAN Operators	(111)	(162)	(1,366)	(264)
Effect of changes in foreign currency exchange rates	496	223	774	30
Total SAN liability, end of period	$47,501	$42,311	$47,501	$42,311

The total SAN liability is comprised of the following amounts which are included in the following line items of the condensed consolidated balance sheets (in thousands):

	June 30,	December 31,
	2007	2006
Accrued expenses	$16,486	$16,977
Accrued interest	12,991	10,996
Current portion of capital lease obligations	15,337	13,023
Capital lease obligations, less current portion	2,687	4,595
	$47,501	$45,591

In January 2007, an indirect subsidiary of the Company, ICO Global Communications Holding BV, reached a resolution regarding a dispute concerning past payments for a SAN located in Usingen, Germany, and entered into a settlement agreement pursuant to which it agreed to pay the SAN Operator an agreed-upon amount over the next two years. The Company made its first payment under this settlement agreement in January 2007 and the remaining balance is included in accrued expenses in the Company’s condensed consolidated balance sheet.

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

The 7.5% Notes are carried at cost on the condensed consolidated balance sheets. The aggregate fair value of the 7.5% Notes as of June 30, 2007 and December 31, 2006 is approximately $676 million and $721.5 million, respectively.

6.                 Commitments and Contingencies

Purchase Commitments—The Company has an agreement with Space Systems/Loral, Inc. (“Loral”) to design, develop, manufacture, test and deliver one GEO satellite and to develop, test and implement certain ground-based systems related to the operation of the satellite. The satellite is expected to be delivered by November 30, 2007. The Company also retains an option through December 31, 2008 to purchase one additional GEO satellite.

The Company has an agreement with Lockheed Martin Commercial Launch Services, Inc. (“Lockheed”) for the provision of a launch service for its GEO satellite. In February 2007, the Company selected, in coordination with Lockheed, its launch slot as November 2007. In August 2007, the Company was informed by Lockheed that its launch slot would be postponed approximately six weeks: from November 1, 2007—November 30, 2007 to December 15, 2007—January 15, 2008. In addition, Lockheed expects that the range date for the launch will be January 7 or January 8, 2008. The Company has purchased launch risk protection insurance from Lockheed, providing for a payment to the Company in the event of a launch failure due to the launch vehicle. The Company also retains an option to require Lockheed to provide a replacement launch in the event that the Company determines that the initial launch resulted in a satellite failure within the first six months after launch.

The Company has an agreement with Hughes Network Systems, LLC (“HNS”) to provide gateway equipment and services for the Company’s MSS/ATC System, including the design, manufacture, test and delivery of the radio frequency subsystem, the gateway system controller, the gateway control network and the gateway system interconnections. The gateway is located at the HNS facility in North Las Vegas, Nevada and is expected to be completed in the third quarter of 2007. The Company retains an option to purchase a diverse site radio frequency terminal along with an associated diverse site facility.

On May 1, 2007, the Company entered into an agreement with HNS to develop user equipment and a GMR satellite gateway for use in the Company’s alpha trial of its MIM services. This agreement may be terminated for any reason by the Company for its convenience or upon default by HNS under certain circumstances. In the case of termination for convenience, the Company’s liabilities approximate the total amounts paid or payable by the Company at the time of termination. Under the termination for default, HNS is required to refund to the Company all payments made by the Company.

On June 22, 2007, the Company entered into an agreement with Lucent Technologies, Inc. (“Alcatel-Lucent”) to provide certain architecture and technical design services to develop and manufacture equipment, including repeaters, satellite headend and gateway core equipment. In addition, Alcatel-Lucent is responsible for the delivery, installation and testing of the Company’s MIM services, based on DVB-SH technology. This agreement may be terminated for any reason by the Company for its convenience or upon default by Alcatel-Lucent under certain circumstances. In the case of termination for convenience, the Company’s liabilities approximate the total amounts paid or payable by the Company at the time of termination. Under the termination for default, the Company shall remain liable for payment of previously accepted milestones and otherwise have no further payment obligations to Alcatel-Lucent under the agreement.

As of June 30, 2007, the Company had contractual obligations of approximately $119.4 million related to the contracts described above as well as other secondary agreements related to the development of its MSS/ATC System. Approximately $93.2 million of this amount is payable based on the achievement of certain construction, delivery and deployment milestones related to the development of the MSS/ATC System and the completion of certain agreed-upon services associated with the Company’s alpha trial of its MIM services. Additional payments of $23.3 million, including interest, related to in-orbit satellite performance incentives associated with the Company’s GEO satellite, are payable over 15 years from 2007 through 2022. The Company also has purchase commitments of approximately $2.9 million related to its MEO satellite system.

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

The Company leases office space and office equipment under noncancellable rental agreements accounted for as operating leases. Rent expense is included in general and administrative expense in the Company’s condensed consolidated statements of operations. Total rent expense under operating leases for the three and six months ended June 30, 2007 and 2006 was approximately $160,000 and $317,000 and $71,000 and $223,000, respectively.

Internal Revenue Service Audit—For U.S. federal income tax purposes, the Company realized a gain of more than $300 million on the disposition of certain securities in 2003. This gain was offset by losses incurred in connection with the Company’s MEO satellite system. The Company is currently being audited for the tax year 2003 by the Internal Revenue Service. The audit involves both the recognition of the losses in connection with the impairment of the Company’s MEO assets and the timing of the gain on the disposition of the relevant securities, which were sold through a variable forward contract. While the Company believes it properly treated and reported all items of gain and loss, it is possible that the Company could have a tax liability ranging from approximately $12 million to $131 million, not including any penalties that may be imposed. As the Company believes its tax reporting for 2003 is proper, and that it is more likely than not its current tax position will be sustained, no amount has been recorded in the Company’s condensed consolidated financial statements.

Boeing Litigation—In response to the Company’s demand for arbitration, in August 2004 Boeing Satellite Systems International, Inc. (“BSSI”) filed an action in the Superior Court of the State of California, in and for the County of Los Angeles, seeking a judicial declaration that the Company had terminated its contractual agreements with BSSI, and thereby extinguished all of the Company’s rights and claims against BSSI arising out of or relating to the development, construction and launch of the Company’s MEO satellites. In response, the Company filed a cross-complaint seeking damages from BSSI for breach of the parties’ agreements and for other wrongful, tortuous conduct. Subsequently, the Company also filed a cross-complaint against The Boeing Company, BSSI’s corporate parent, alleging wrongful, tortuous conduct that also damaged the Company. BSSI filed a cross complaint against the Company seeking unspecified monetary relief. On August 24, 2006, the court denied BSSI’s motions for summary judgment and summary adjudication; on December 1, 2006, the court denied BSSI’s motion to dismiss the Company’s trade secret claim; and on May 9, 2007, the court denied BSSI’s motion to dismiss the Company’s duress and fraud claims. A trial date has been set for March 2008. The Company believes that its claims are meritorious and is vigorously pursuing a prompt resolution. Through June 30, 2007, the Company has expensed approximately $11.1 million in pursuing this litigation and expects it will continue to incur substantial costs through the ultimate resolution which is uncertain.

Ellipso, Inc.—In December 2006, Ellipso, Inc. (“Ellipso”) filed an action in the Superior Court of the District of Columbia seeking damages in excess of $100 million from the Company and its subsidiary, ICO Global Limited, for breach of contract, breach of warranty and fraud. The Company recently filed an answer to Ellipso’s complaint as well as a number of counterclaims. The Company believes that Ellipso’s claims are without merit. The Company intends to vigorously defend itself against Ellipso. Management currently believes that this lawsuit will not have a material adverse effect on the Company’s financial condition or results of operations; however, the outcome is uncertain.

Other—In the opinion of management, except for those matters described above and in Note 4, to the extent so described, litigation, contingent liabilities and claims against the Company in the normal course of business are not expected to involve any judgments or settlements that would be material to the Company’s financial condition, results of operations or cash flows.

7.                 Share-Based Payment

The Company records stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), using the modified prospective transition method, which requires measurement of all share-based payment awards made to employees, directors, contractors and consultants, based on the estimated fair value on the date of grant and recognition of compensation cost over the service period for awards expected to vest.

The Company records stock-based compensation on stock options and restricted stock awards issued to employees, directors, contractors and consultants. The fair value of restricted stock awards is determined based on the number of shares granted and the quoted market price of the Company’s common stock on the date of grant. The fair value of stock options is estimated on the date of grant using the Black-Scholes option-pricing model (“Black-Scholes”) based on the single option award approach. Fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of share-based payment awards as determined by Black-Scholes is affected by the Company’s stock price as well as other assumptions. These assumptions include, but are not limited to, the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. SFAS 123(R) requires forfeitures to be estimated at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based compensation is included in general and administrative expenses in the Company’s condensed consolidated statements of operations. For the three and six months ended June 30, 2007 and 2006, stock-based compensation recognized under SFAS 123(R) was $1.5 million and $2.8 million and $1.8 million and $3.5 million, respectively.

Stock Options—The Company’s stock option activity for the six months ended June 30, 2007 is summarized as follows:

	Number of options	Exercise price
Outstanding at January 1, 2007	9,484,823	$5.04
Granted	1,680,000	$4.58
Cancelled	(580,000)	$5.20
Outstanding at June 30, 2007	10,584,823	$4.96
Exercisable at June 30, 2007	3,040,573	$5.61

During the first quarter of 2007, the Company elected to cancel 555,000 stock options whose fair market value on the date of grant exceeded the exercise price of the respective option, and regrant stock options with identical terms of the cancelled stock options. This decision was made based upon the disadvantageous tax treatment that such option holders would otherwise be subject to under Section 409A of the Internal Revenue Code for option grants whose fair market value on the date of grant exceeded the exercise price of those options. Stock options granted during the six months ended June 30, 2007, as disclosed above, include the regranted stock options.

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2007 was $2.33 per share and the total fair value of these stock options was $3.9 million. The weighted average grant date fair value of stock options granted during the six months ended June 30, 2007 was estimated using Black-Scholes with the following assumptions:

Expected volatility	38%
Risk-free interest rate	4.6%
Expected dividend yield	0%
Expected forfeiture rate	0%
Expected term in years	7.3

For the three and six months ended June 30, 2007 and 2006, the Company recognized stock-based compensation expense of $1.4 million and $2.7 million and $1.1 million and $2.2 million, respectively, related to stock option issuances.

Restricted Stock Awards—In November 2005, the Company granted 1,600,000 shares of restricted Class A common stock to Eagle River Satellite Holdings, LLC and certain employees and board members. Of these shares, 1,000,000 were granted to Eagle River Satellite Holdings, LLC and treated as a stock dividend. The remaining 600,000 shares, granted pursuant to the Company’s Amended and Restated 2000 Stock Incentive Plan, had a grant date fair value of $2.4 million and are being charged to expense over the respective vesting period. Restricted stock awards of 1,500,000 shares vested on October 12, 2006. The remaining restricted stock awards of 100,000 shares vest in two equal installments, on July 14, 2007 and 2008. For the three and six months ended June 30, 2007 and 2006, the Company recognized compensation expense of $49,000 and $98,000 and $614,000 and $1.2 million, respectively, related to its restricted stock awards.

8.                 Related Party Transactions

Eagle River—Eagle River Satellite Holdings, LLC and Eagle River, Inc. (collectively “Eagle River”), is the Company’s controlling shareholder with an economic interest of approximately 33% and a voting interest of approximately 68%.

The Company has an agreement with Eagle River, Inc. to provide advisory services to the Company. This agreement has an annual fee of $500,000 and is payable in quarterly installments in stock or cash, at the Company’s option. To date, the Company has elected to make all payments in Class A common stock and has issued 158,086 shares as consideration. As of June 30, 2007, the Company owed Eagle River, Inc. approximately $42,000 pursuant to the advisory services agreement, which is included in accrued expenses in the condensed consolidated balance sheets.

The Company also has a month-to-month agreement with Eagle River, Inc. to provide office space and administrative support to the Company. Total payments made to Eagle River, Inc. under this agreement for the three and six months ended June 30, 2007 and 2006 were $16,000 and $31,000 and $17,000 and $27,000, respectively.

Davis Wright Tremaine—A principal of Eagle River, who is also a board member of the Company, is the spouse of a partner at the law firm Davis Wright Tremaine which provides the Company with ongoing legal services. Total payments made to Davis Wright Tremaine for the three and six months ended June 30, 2007 and 2006 were $135,000 and $165,000 and $526,000 and $899,000 respectively.

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

Overview

We are a next-generation MSS operator. We intend to capitalize on the rapid growth of the wireless sector by building a hybrid MSS/ATC System to offer ubiquitous satellite and terrestrial wireless service throughout the United States. We are authorized to offer MSS services in the United States using a GEO satellite. We are currently developing an advanced hybrid satellite terrestrial system and, in the future, have the opportunity to seek authorization from the FCC to integrate ATC into our MSS system in order to provide integrated satellite and terrestrial services. Our MSS/ATC System is being designed to provide wireless voice, data, video, and/or Internet service throughout the United States on mobile and portable devices. In 2007, we have also begun to design and develop our MIM services for use on our MSS/ATC System and plan to conduct an alpha trial of these services in 2008.

We are not currently generating revenue from operations. The net losses we have funded and capital expenditures we have made to date primarily relate to the development of our MSS/ATC System. We expect that our current resources will be sufficient to fund the development of this system for at least the next twelve months. We are focusing our efforts on meeting our planned satellite construction and launch schedule, much of which is mandated by the FCC, while maintaining system development expenses at our planned levels.

We are preparing to demonstrate the operational status of our MSS system in early 2008, with more robust trials and operations in mid to late 2008. In 2007, we have begun, and expect to continue, to: (i) sign agreements with vendors to more fully develop technology which would permit video and data multicasting and voice and data interactivity from the satellite, as well as related integrated services for the terrestrial segment; (ii) design and construct a terrestrial network, including the leasing of towers; (iii) install radio equipment and begin to construct a ground network to connect the terrestrial network; and (iv) hire personnel and devote resources in areas such as customer service and billing, marketing and customer fulfillment. We expect that the commencement of full scale commercial MSS/ATC service operations would require substantial additional capital.

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

We are also permitted to operate a MEO satellite system globally in compliance with regulations promulgated by the United Kingdom and the International Telecommunication Union. However, some of these regulations are currently under reconsideration in Europe and there is considerable uncertainty as to how legacy systems, such as our MEO satellite system, would be treated in any new regulatory regime. While we have several MEO satellites in different stages of completion, and we have successfully launched one MEO satellite, we have significantly curtailed further construction of our MEO satellite system due to disagreements with the manufacturer and launch manager of our MEO satellites as well as these regulatory uncertainties. Despite the curtailment of construction of our MEO satellite system and the considerable uncertainty as to the cost and effectiveness of restarting the MEO satellite program with our current manufacturer, we continue to explore the potential development of a MEO business plan outside of North America and have recently signed contracts to help us further evaluate the usability of a MEO satellite system.

We are considered a development stage enterprise as defined in SFAS 7, Accounting and Reporting by Development Stage Enterprises, and are not currently generating revenue from operations. There is no assurance that we will be able to obtain the funding necessary to complete the construction of our MSS/ATC System, fund our future working capital requirements, or achieve positive cash flow from operations. These and other uncertainties that could materially affect our results of operations or liquidity in the future are discussed in greater detail below in ”Risks and Uncertainties.” In the event that we are not able to realize our assets in the ordinary course of business and are forced to realize the assets by divestment, there is no assurance that the carrying value of the assets could be recovered. Our losses to date have been primarily funded by proceeds from the issuance of various forms of capital and by proceeds from the sale of the 7.5% Notes. Management plans to sustain operations with existing funds and through additional third-party equity or debt financing when necessary.

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

We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized an increase of approximately $9.2 million in our liability for uncertain tax positions, which was accounted for as an adjustment to our deficit accumulated during the development stage as of January 1, 2007. The total amount of reserves for income taxes as of June 30, 2007 and January 1, 2007 was $9.5 million and $9.2 million, respectively. If the reversal of these reserves were recognized, the entire amount would impact our effective tax rate.

Our policy is to recognize interest and/or penalties related to unrecognized tax benefits as income tax expense. We recorded $3.8 million of interest related to our adoption of FIN 48 and have recorded this amount as an adjustment to our January 1, 2007 beginning deficit accumulated during the development stage. For the three and six months ended June 30, 2007, we recorded interest of $170,000 and $340,000, respectively, related to our reserves for income taxes and have included this amount in income tax expense on our condensed consolidated statements of operations.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. We are generally no longer subject to state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2000. In mid-2005 the IRS commenced an audit of our 2003 U.S. federal income tax return. Our 2003 return reflected a gain of more than $300 million recognized on the sale of securities on the maturity of a variable forward contract. The gain was offset by losses related to the abandonment of elements of our MEO satellite system. The IRS examination is focused on the deductibility of the losses claimed related to the MEO satellite system and the timing of the gain recognized with respect to the sale of securities under the variable forward contract. As of June 30, 2007 the IRS had proposed no adjustments with respect to our tax reporting for 2003 or earlier years; however, the IRS has not yet completed its examination. We believe our tax reporting for 2003 is proper and that it is more likely than not our current tax position will be sustained; however, if the IRS were to propose and sustain a position that either disallows part or all of our MEO asset abandonment deductions for 2003, or results in the taxation of the gain related to the variable forward contract in a year prior to 2003, we will incur a tax liability ranging from $12 million to $131 million (including interest but excluding penalty). We expect these issues will be resolved by the end of 2008 and do not expect there to be a material change in our tax position over the next twelve months.

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

Results of Operations

The following table is provided to facilitate the discussion of our results of operations for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
General and administrative expenses	$9,792	$9,476	$19,557	$18,485
Research and development expenses	2,203	843	4,352	871
Interest income	(3,149)	(5,050)	(6,538)	(10,631)
Interest expense	8,234	10,673	16,215	22,992
Other (income) expense	(9)	(362)	29	(1,136)
Income tax (benefit) expense	169	(4)	342	36

General and Administrative Expenses.   General and administrative expenses are primarily comprised of personnel costs, stock-based compensation, satellite storage, third-party legal and professional fees and general office related costs. General and administrative expenses increased $316,000 for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, and increased $1.1 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. These increases are primarily due to higher personnel costs related to the hiring of additional employees necessary to support the development of our MSS/ATC System.

We expect general and administrative expenses to continue to increase as we hire additional personnel necessary to support the development of our MSS/ATC System.

Research and Development Expenses.   Research and development expenses principally consist of third-party engineering, consulting and development costs associated with technology being considered for use in the MSS/ATC System. Research and development expenses increased $1.4 million for the three months ended June 30, 2007, compared to the three months ended June 30, 2006, and increased $3.5 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. These increases are primarily due to additional design and development activities related to the ground network portion of our MSS/ATC System.

We expect future research and development costs to increase as the pace of the design and development of our ground network increases.

Interest Income.   Interest income is primarily attributable to interest earned on the investment of the proceeds of our 7.5% Notes. Interest income decreased $1.9 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, and decreased $4.1 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. These decreases are primarily due to a reduction in our cash, cash equivalents, and available-for-sale investments balances as we continue to develop our MSS/ATC System.

We expect interest income to continue to decrease in future periods as our cash, cash equivalents, and available-for-sale investments balances decrease as we develop our MSS/ATC System.

Interest Expense.   Interest expense is comprised of interest incurred, and amortization of debt issuance costs, on our 7.5% Notes, partially offset by capitalized interest costs associated with the construction of our MSS/ATC System. Interest expense decreased $2.4 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, and decreased $6.8 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. These decreases are primarily the result of an increase in capitalized interest costs associated with the construction of our MSS/ATC System.

In future periods, we expect interest incurred associated with our 7.5% Notes, including amortization of debt issuance costs, to remain comparable with amounts reported in 2007. We expect capitalized interest expense to increase in future periods as we continue to incur costs associated with the construction of our MSS/ATC System until such time that construction is complete.

Other (Income) Expense.   Other (income) expense is comprised primarily of gains and losses on foreign currency transactions and was nominal for the three and six months ended June 30, 2007 and 2006.

Income Tax Expense.   Income tax expense represents the tax on income of certain of our foreign entities on a stand-alone basis and interest associated with reserves for income taxes. Income tax expense was nominal for the three and six months ended June 30, 2007 and 2006 since we are still in the development stage and are incurring losses. The tax benefit for these losses will not be recognized until realization is more likely than not.

Liquidity and Capital Resources

Overview.   Substantially all of our capital expenditures and liquidity requirements since December 2004 have been related to the development of our MSS/ATC System. As described in more detail below under “Contractual Obligations,” our primary expected cash needs for 2007 are for the construction and launch of our GEO satellite and related development costs for the MSS portion of the MSS/ATC System.

Cash Flows.   The following table is provided to facilitate the discussion of our liquidity and capital resources for the six months ended June 30, 2007 and 2006 (in thousands):

	Six months ended June 30,
	2007	2006
Net cash provided by (used in):
Operating activities	$(41,758)	$(27,683)
Investing activities	33,522	38,332
Financing activities	—	9,920
Effect of foreign exchange rate changes on cash	(362)	181
Net increase (decrease) in cash and cash equivalents	(8,598)	20,750
Cash and cash equivalents—beginning of period	163,059	175,510
Cash and cash equivalents—end of period	$154,461	$196,260

Cash, cash equivalents and available-for-sale investments were $199.1 million at June 30, 2007 compared to $239.7 million at December 31, 2006. We believe that our cash, cash equivalents and available-for-sale securities will be sufficient to fund our operational and capital requirements for at least the next twelve months.

For the six months ended June 30, 2007, cash used in operating activities consisted primarily of our net loss of $34 million and a decrease in accrued interest expense of $11.3 million as a result of the payment of interest on the 7.5% Notes, partially offset by various non-cash items included in our net loss. Cash used in operating activities for the six months ended June 30, 2006 consisted primarily of our net loss of $30.6 million, partially offset by various non-cash items included in our net loss.

For the six months ended June 30, 2007, the primary source of cash provided by investing activities was net sales and maturities of available-for-sale and restricted investment securities of $57.5 million, partially offset by capital expenditures of $23.6 million related to our MSS/ATC System. Cash provided by investing activities for the six months ended June 30, 2006 consisted primarily of $172.7 million of net purchases of available-for-sale securities and restricted investments, partially offset by $121.1 million of capital expenditures related to our MSS/ATC System and $14 million to acquire first priority rights to use a desired orbital slot for our GEO satellite.

For the six months ended June 30, 2006, cash provided by financing activities was attributable to the sale of ICO North America Class A common stock and options to purchase shares of ICO North America Class A common stock to certain holders of our 7.5% Notes.

Risks and Uncertainties

Certain risks and uncertainties that could materially affect our future results of operations or liquidity are discussed under “Part II—Other Information, Item 1A. Risk Factors” in this Form 10-Q and in our Form 10-K. In particular, these risks and uncertainties include, but are not limited to, the following matters:

•       We operate in a heavily regulated industry, and our rights to offer our planned services are tied to meeting significant milestones or otherwise satisfying our regulators. In the United States, we have met ten FCC milestones and our right to use our assigned MSS spectrum to provide service is conditioned on our completion of two additional FCC milestones. Due to the postponement of our launch slot by Lockheed, we have requested an extension of our remaining two FCC milestones. There can be no assurance that we will achieve our remaining milestone dates, even if extended, and while we believe that the FCC has granted milestone extensions in the past under similar circumstances, there can be no assurance that the FCC will grant our extension request. If we fail to meet a milestone and we are unable to obtain a waiver or extension, we could lose our MSS authorization, and a loss of our MSS authorization would be an event of default under the indenture governing the 7.5% Notes. Substantially all of the $525 million to $600 million we anticipated needing to develop the MSS portion of our MSS/ATC System will be used to complete the tasks to permit us to meet the FCC milestones.

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

•       For U.S. federal income tax purposes, we realized a gain of more the $300 million on the disposition of certain securities in 2003. This gain was offset by losses incurred in connection with the abandonment of certain assets related to our MEO satellite system in the same year. The IRS is currently auditing our 2003 tax year in which these transactions occurred. The audit involves both the recognition of the losses in connection with the impairment of our MEO assets and the timing of the gain on the disposition of the relevant securities, which were sold through a variable forward contract. To the extent the IRS disallows the deductions claimed, we could face a tax liability ranging from approximately $12 million to $131 million, not including any penalties that may be imposed.

•       We are engaged in litigation with The Boeing Company and BSSI arising out of agreements for the development and launch of our MEO satellites. BSSI’s allegations are unproven and it has not specified the amount of monetary relief it is seeking. We have asserted cross-claims that we believe are meritorious. From August 2004 through June 30, 2007, we have incurred approximately $11.1 million in pursuing this litigation and expect that we will continue to incur substantial costs through the duration of the litigation. Due to the uncertain nature of litigation and the many factors beyond our control, we could incur greater costs as the litigation proceeds.

•       There is considerable uncertainty as to how legacy MEO satellite systems, such as ours, would be treated in any new regulatory regime in Europe. European regulators are currently considering new rules for the S-band, and the U.K. Office of Communications (“Ofcom”) has requested that we continue to meet our due diligence requirements toward the deployment of commercial service on our MEO satellite system. Ofcom has requested that we take concrete steps in order to maintain Ofcom’s support for us in international forums, and we have provided information that we believe satisfies Ofcom’s requirements while preserving our rights as to their legality. If Ofcom does not support us in international forums, and if we are unable to preserve our claim to priority and legacy rights, we will be entitled to pursue international S-band operations on the same terms as all other operators. Depending on the development of a MEO business plan and the associated costs (including the costs to comply with the final milestone or any new milestones imposed) and the evolution of the regulatory regime for S-band systems globally, particulary in Europe, as well as the success of discussions with potential partners who could provide the funding for the development of the MEO satellite system, we may or may not proceed with the development of our physical and regulatory MEO assets.

•       In connection with the audit of our financial statements for the year ended December 31, 2006, our independent auditors identified a material weakness in our internal controls regarding review procedures with respect to income tax accounting. This inadequate review process, including a need for dedicated internal tax personnel, contributed to our inability to identify material misstatements in our 2005 and 2006 income tax note disclosures. As of June 30, 2007, we had not remediated the material weakness identified by our auditors. If we do not have sufficient adequately trained and experienced tax accounting personnel, we may be unable to prepare our financial statements on time and may not accurately reflect our performance or condition, which may adversely affect our business and compliance with SEC reporting obligations.

We are subject to additional risks and uncertainties discussed under “Part II—Other Information” in this Form 10-Q and in “Item 1A. Risk Factors” in our Form 10-K, that could adversely affect the planned development, operation or commercialization of our MSS/ATC System and our costs, competitive position, financial condition and ability to realize earnings.

Contractual Obligations

Our primary contractual obligations include our 7.5% Notes and the obligations under our primary agreements for the design, manufacture and launch of our GEO satellite and procurement of equipment and technology for use in the alpha trial of our MIM services. In the table below, we set forth our contractual obligations as of June 30, 2007 (in millions):

			Years ending December 31,
	Total	Remainder of 2007	2008-2009	2010-2011	2012 and Thereafter
Long-term debt obligations(1)	$771.9	$24.4	$747.5	$—	$—
Capital lease obligations	26.4	20.5	4.5	1.4	—
SAN operating lease obligations	6.0	0.9	4.3	0.8	—
Other operating lease obligations	4.9	0.5	2.4	1.6	0.4
Purchase obligations(2)	119.4	61.5	20.9	4.9	32.1
Total	$928.6	$107.8	$779.6	$8.7	$32.5

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

(2)          As of June 30, 2007, we had contractual obligations of approximately $119.4 million related to the contracts described below as well as other secondary agreements related to the development of our MSS/ATC System. Approximately $93.2 million of this amount is payable based on the achievement of certain construction, delivery and deployment milestones related to the development of the MSS/ATC System and the completion of certain agreed-upon services associated with the alpha trial of our MIM services. Additional payments of $23.3 million, including interest, related to in-orbit satellite performance incentives associated with our GEO satellite, are payable over 15 years from 2007 through 2022. We also have purchase commitments of approximately $2.9 million related to our MEO satellite system.

We have an agreement with Loral to design, develop, manufacture, test and deliver one GEO satellite and to develop, test and implement certain ground-based systems related to the operation of the satellite. The satellite is expected to be delivered by November 30, 2007. We also retain an option through December 31, 2008 to purchase one additional GEO satellite.

We have an agreement with Lockheed for the provision of a launch service for our GEO satellite. In February 2007, we selected, in coordination with Lockheed, our launch slot as November 2007. In August 2007, we were informed by Lockheed that out launch slot would be postponed approximately six weeks: from November 1, 2007—November 30, 2007 to December 15, 2007—January 15, 2008. In addition, Lockheed expects that the range date for the launch will be January 7 or January 8, 2008. We have purchased launch risk protection insurance from Lockheed, providing for a payment to us in the event of a launch failure due to the launch vehicle. We also retain an option to require Lockheed to provide a replacement launch in the event that we determine that the initial launch resulted in a satellite failure within the first six months after launch.

We have an agreement with HNS to provide gateway equipment and services for our MSS/ATC System, including the design, manufacture, test and delivery of the radio frequency subsystem, the gateway system controller, the gateway control network and the gateway system interconnections. The gateway is located at the HNS facility in North Las Vegas, Nevada and is expected to be completed in the third quarter of 2007. We retain an option to purchase a diverse site radio frequency terminal along with an associated diverse site facility.

On May 1, 2007, we entered into an agreement with HNS to develop user equipment and a GMR satellite gateway for use in the alpha trial of our MIM services. We may terminate this agreement for any reason for our convenience or upon default by HNS under certain circumstances. In the case of termination for convenience, our liabilities approximate the total amounts paid or payable by us at the time of termination. Under the termination for default, HNS is required to refund to us all payments made by us.

On June 22, 2007, we entered into an agreement with Alcatel-Lucent to provide certain architecture and technical design services to develop and manufacture equipment, including repeaters, satellite headend and gateway core equipment. In addition, Alcatel-Lucent is responsible for the delivery, installation and testing of our MIM services, based on DVB-SH technology. We may terminate this agreement for any reason for our convenience or upon default by Alcatel-Lucent under certain circumstances. In the case of termination for convenience, our liabilities approximate the total amounts paid or payable by us at the time of termination. Under the termination for default, we shall remain liable for payment of previously accepted milestones and otherwise have no further payment obligations to Alcatel-Lucent under the agreement.

We plan to enter into additional contracts with vendors in 2007 related to our alpha trial of MIM services with total costs expected to be in the range of $2 million to $10 million.

Under the terms of the indenture governing the 7.5% Notes, we are required to obtain launch insurance and maintain in-orbit insurance coverage, each in an amount equal to the full replacement cost of the GEO satellite. We expect the cost of this launch insurance to range from approximately $40 million to $60 million.

As a result of the implementation of FIN 48, we have recorded a liability related to reserves for income taxes of $9.5 million as of June 30, 2007. Settlement of this liability, including timing of future payment, if any, is currently uncertain.

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

Our investment portfolio consists of fixed income debt securities, including money market funds, commercial paper, government obligations and corporate bonds, with a fair value of approximately

$224 million as of June 30, 2007 and $288.5 million as of December 31, 2006. The primary objective of our investments in fixed income securities is to preserve principal, while maximizing returns and minimizing risk, and our policies require that we make these investments in short-term, highly-rated securities. For available-for-sale securities, unrealized gains and losses are recorded in other comprehensive income. Losses will not be realized in the condensed consolidated statement of operations unless the individual securities are sold prior to recovery or determined to be other-than-temporarily impaired. We manage our interest rate risk by purchasing securities with maturities that correspond to our liquidity needs for operations, capital expenditures and debt service. Due to the short-term nature of these investments (less than 180 days) and our investment policies and procedures, we have determined that the risk associated with interest rate fluctuations related to these financial instruments is not material to us.

Our convertible long-term debt bears interest at a fixed rate of 7.5%, matures on August 15, 2009 and has a fair value of approximately $676 million as of June 30, 2007 and approximately $721.5 million as of December 31, 2006.

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

Item 4T.                  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and senior vice president—finance, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007. These disclosure controls and procedures ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial and accounting officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of June 30, 2007, based on the evaluation of our disclosure controls and procedures, our chief executive officer and senior vice president—finance concluded that, as of such date, our disclosure controls and procedures were not effective because of the material weakness described below.

Material Weakness

In connection with the audit of our financial statements for the year ended December 31, 2006, our independent auditors identified a material weakness in our internal control over financial reporting regarding review procedures with respect to income tax accounting. This inadequate review process, including a need for dedicated internal tax personnel, contributed to our inability to identify material misstatements in our 2005 and 2006 income tax note disclosures. As of June 30, 2007, we had not remediated the material weakness identified by our independent auditors.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                          Legal Proceedings

See Note 6 of our condensed consolidated financial statements, “Commitments and Contingencies” included in Part I, Item 1 of this quarterly report on Form 10-Q, for a discussion of the material legal proceedings to which we are a party.

Item 1A.                  Risk Factors

The risk factor disclosure included under Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 has not materially changed other than as noted below:

In the Risk Factor in our Annual Report on Form 10-K captioned “Risks Related to the ICO North America 7.5% Notes—The 7.5% Notes are convertible into shares of ICO North America’s common stock, and, if converted, our ownership of ICO North America would be reduced to approximately 56%,” we noted that “under the terms of the 7.5% Notes, if we do not complete an Initial Public Offering for ICO North America by August 15, 2007, our ownership interest of ICO North America would be further reduced by approximately one percent if all of the 7.5% Notes were converted.”  At this time, we do not plan on completing an initial public offering for ICO North America.

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

Date	Title	Number of shares	Consideration	Recipient
June 4, 2007	Class A common stock	30,487	—	Eagle River, Inc.	(1)

(1)          Issued as compensation for advisory services performed from March 1, 2007 through May 31, 2007.

Item 3.                          Defaults Upon Senior Securities

None.

Item 4.                          Submission of Matters to a Vote of Security Holders

An annual meeting of stockholders of the Company was held on June 15, 2007 for the following purposes: (1) the election of directors; (2) the approval of the Company’s Amended and Restated 2000 Stock Incentive Plan; and (3) the ratification of the Audit Committee’s selection of the independent registered public accounting firm of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending December 31, 2007. The table below shows the results of the stockholders’ voting:

Proposal 1:  Election of Directors.

	Votes For	Withheld
Craig O. McCaw	645,453,981	8,539,802
J. Timothy Bryan	645,453,981	8,539,802
Donna P. Alderman	645,368,115	8,625,668
Samuel L. Ginn	649,488,787	4,504,996
Barry L. Rowan	649,429,759	4,564,024
R. Gerard Salemme	645,410,159	8,583,624
David Wasserman	649,488,787	4,504,996
Benjamin G. Wolff	645,355,502	8,638,281

In addition, in accordance with the Company’s bylaws and at the direction of the Board of Directors, H. Brian Thompson was added to the slate of directors and elected a director to serve for the ensuing year by the stockholders present by proxy, receiving 583,706,160 votes for and no votes withheld.

Proposal 2:  Approval of the Company’s Amended and Restated 2000 Stock Incentive Plan.

Votes For	Votes Against	Abstentions
616,224,868	17,230,914	792

Proposal 3:  Ratification of the selection by the Audit Committee of the Board of Directors of the   independent registered public account firm of Deloitte & Touche LLP as independent auditor of the Company for its fiscal year ending December 31, 2007.

Votes For	Votes Against	Abstentions
653,991,133	1,963	688

Item 5.                          Other Information

None.

Item 6.                          Exhibits

Ex. 10.20.1*+	ICO Global Communications (Holdings) Limited 2000 Stock Incentive Plan as amended and restated effective June 15, 2007.
Ex. 10.35.1*+	Amendment No. 1 to Consulting Services Agreement between ICO and R. Gerard Salemme.
Ex. 31.1*	Certification of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
Ex. 31.2*	Certification of the principal financial and accounting officer required by Rule 13a-14(a) or Rule 15d-14(a).

Ex. 32.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

*                    Filed Herewith.

+                Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

ICO GLOBAL COMMUNICATIONS (HOLDINGS) LIMITED
(Registrant)
Dated: August 14, 2007	By:	/s/ J. TIMOTHY BRYAN
J. Timothy Bryan
Chief Executive Officer (principal executive officer)