Form 10-Q
period 2007-09-30
ICO Global Communications (Holdings) LTD
filed 2007-11-14
CIK 1359555

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-52006

ICO GLOBAL COMMUNICATIONS
(HOLDINGS) LIMITED
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation ororganization)	98-0221142 (IRS Employer Identification No.)
Plaza America Tower I, 11700 Plaza America Drive, Suite 1010, Reston, Virginia 20190 (Address of principal executive offices including zip code)
(703) 964-1400 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐.

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒.

        As of October 31, 2007, the registrant had 144,767,706 shares of Class A common stock and 53,660,000 shares of Class B common stock outstanding.

ICO GLOBAL COMMUNICATIONS (HOLDINGS) LIMITED

FORM 10-Q

For the three and nine months ended September 30, 2007

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$143,280	$163,059
Restricted cash	825	825
Available-for-sale investments	42,063	76,680
Restricted investments	—	48,734
Prepaid expenses and other current assets	1,316	807

Total current assets	187,484	290,105
Property in service-net of accumulated depreciation of $330 and $186, respectively	1,351	373
Satellite system under construction	381,466	318,563
Debt issuance costs-net of accumulated amortization of $14,403 and $9,083, respectively	15,156	20,476
Other assets	14,410	14,000

Total	$599,867	$643,517

LIABILITIES AND STOCKHOLDERS' DEFICIENCY IN ASSETS
Current liabilities:
Accounts payable	$2,025	$623
Accrued satellite system construction payable	10,267	43
Accrued expenses	20,402	21,656
Accrued interest	13,905	29,161
Current portion of capital lease obligations	15,657	13,023

Total current liabilities	62,256	64,506
Capital lease obligations, less current portion	2,687	4,595
Accrued interest	6,906	—
Income tax payable	9,691	—
Convertible long-term debt-net of discount of $28,653 and $0, respectively (Note 5)	621,347	650,000

Total liabilities	702,887	719,101

Commitments and contingencies (Note 6)
Stockholders' deficiency in assets:
Preferred stock, $.01 par value, 75,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.01 par value, 900,000,000 shares authorized, 202,736,598 and 201,275,552 shares issued, and 144,767,706 and 143,306,660 shares outstanding	2,027	2,013
Class B convertible common stock, $.01 par value, 150,000,000 shares authorized, 84,663,382 and 85,843,382 shares issued and 53,660,000 and 54,840,000 shares outstanding	847	858
Additional paid-in capital	2,743,294	2,714,989
Treasury stock, 57,968,892 shares of Class A common stock and 31,003,382 shares of Class B convertible common stock	(877,489)	(877,489)
Accumulated other comprehensive income	5,533	6,273
Deficit accumulated during the development stage	(1,977,232)	(1,922,228)

Total stockholders' deficiency in assets	(103,020)	(75,584)

Total	$599,867	$643,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,		February 9, 2000 (inception) to September 30, 2007 (development stage period)
	2007	2006	2007	2006
				(restated)
Operating expenses:
General and administrative	$10,328	$8,811	$29,885	$27,296	$605,493
Research and development	2,439	2,831	6,791	3,702	76,121
Contract settlements	—	—	—	—	(74,955)
Impairment of property under construction	—	—	—	—	1,438,304
(Gain) loss on disposal of assets	—	(8)	—	(8)	11,100

Total operating expenses	12,767	11,634	36,676	30,990	2,056,063

Operating loss	(12,767)	(11,634)	(36,676)	(30,990)	(2,056,063)
Interest income	2,683	4,735	9,221	15,366	130,587
Interest expense	(8,536)	(9,788)	(24,751)	(32,780)	(172,758)
Other income (expense)	105	(515)	76	621	3,801

Loss before income taxes	(18,515)	(17,202)	(52,130)	(47,783)	(2,094,433)
Income tax benefit (expense)	6,649	20	6,307	(16)	126,933

Net loss before cumulative effect of change in accounting principle	(11,866)	(17,182)	(45,823)	(47,799)	(1,967,500)
Cumulative effect of change in accounting principle	—	—	—	—	(1,944)

Net loss	$(11,866)	$(17,182)	$(45,823)	$(47,799)	$(1,969,444)

Basic and diluted loss per share:
Loss before cumulative effect of change in accounting principle	$(0.06)	$(0.09)	$(0.23)	$(0.24)	$(10.19)
Cumulative effect of change in accounting principle	—	—	—	—	(0.01)

Basic and diluted loss per share	$(0.06)	$(0.09)	$(0.23)	$(0.24)	$(10.20)

Weighted average shares outstanding used to compute basic and diluted loss per share	198,254,133	197,528,617	198,132,689	197,499,719	193,103,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,		February 9, 2000 (inception) to September 30, 2007 (development stage period)
	2007	2006	2007	2006
				(restated)
Net loss	$(11,866)	$(17,182)	$(45,823)	$(47,799)	$(1,969,444)
Other comprehensive income (loss):
Unrealized gain on investments, net of tax	—	27	18	54	—
Cumulative translation adjustments	(769)	226	(758)	(845)	5,533

Comprehensive loss	$(12,635)	$(16,929)	$(46,563)	$(48,590)	$(1,963,911)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(In thousands, except share data, unaudited)

	Nine months ended September 30,		February 9, 2000 (inception) to September 30, 2007 (development stage period)
	2007	2006
		(restated)
Operating activities:
Net loss	$(45,823)	$(47,799)	$(1,969,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,304	5,273	30,839
Depreciation	146	111	3,609
Amortization of debt issuance costs	5,320	4,941	14,403
Unrealized foreign exchange (gain) loss	672	(554)	(4,470)
(Gain) loss on disposal of assets	—	(8)	11,100
Deferred income tax benefit	(6,813)	—	(6,813)
Impairment of property under construction	—	—	1,438,304
Gain on contract settlements	—	—	(74,955)
Gain on Nextel share-pledge derivative	—	—	(9,168)
Deferred tax credit	—	—	(121,928)
Other than temporary loss on available-for-sale investments	—	—	689
Amortization of capitalized SAN operator incentive	—	—	2,593
Cost of issuance of shares to distribution partners	—	—	37,440
Other	—	—	30,573
Other changes in certain assets and liabilities:
Prepaid expenses and other assets	(907)	732	48,567
Accrued interest income	4,584	1,401	1,470
Accounts payable	1,402	(643)	1,077
Accrued interest payable	(28,941)	(21,077)	34,521
Other accrued expenses	(52)	726	59,319

Net cash used in operating activities	(66,108)	(56,897)	(472,274)

Investing activities:
Proceeds from launch insurance	—	—	225,000
Debtor in possession advance in relation to Old ICO	—	—	(275,000)
Acquisition of net assets of Old ICO	—	—	(117,590)
Cash received from Old ICO at acquisition	—	—	107,436
Restricted cash	—	825	(5,899)
Purchases of satellite system under construction	(30,720)	(174,753)	(331,108)
Purchases of property under construction	—	—	(497,890)
Purchases of property in service	(1,124)	(171)	(3,156)
Investment in unconsolidated subsidiaries	—	—	(2,373)
Purchases of other assets	—	(14,000)	(14,000)
Purchases of available-for-sale investments	(415,203)	(372,462)	(4,146,094)
Maturities and sales of available-for-sale investments	447,768	558,795	4,102,987
Purchases of restricted investments	(50)	(650)	(94,283)
Maturities and sales of restricted investments	46,270	48,035	94,305
Proceeds from contract amendments	—	—	44,434
Proceeds from sale of assets	—	8	12,106

Net cash provided by (used in) investing activities	46,941	45,627	(901,125)

Financing activities:
Net proceeds from issuance of common stock	138	43	598,056
Proceeds from issuance of convertible notes	—	—	650,000
Debt issuance costs	—	—	(29,558)
Proceeds from sales of subsidiary stock and stock options	—	9,920	9,920
Advances from affiliates	—	—	324,395
Repayment of advances from affiliates	—	—	(324,395)
Repayment of note payable to Eagle River	—	—	(37,500)
Repayment of operator financing	—	—	(5,727)
Proceeds from pledge of Nextel shares	—	—	351,600
Proceeds from loan from Teledesic LLC	—	—	20,000
Acquisition of ICO shares from minority interest stockholder	—	—	(30,868)

Net cash provided by financing activities	138	9,963	1,525,923

Effect of foreign exchange rate changes on cash	(750)	211	(9,244)

Net increase (decrease) in cash and cash equivalents	(19,779)	(1,096)	143,280
Cash and cash equivalents—beginning of period	163,059	175,510	—

Cash and cash equivalents—end of period	$143,280	$174,414	$143,280

(continued)

	Nine months ended September 30,		February 9, 2000 (inception) to September 30, 2007 (development stage period)
	2007	2006
		(restated)
Supplemental disclosure:
Income taxes paid	$38	$—	$7,465
Interest paid	48,750	48,750	150,402
Capitalized interest	21,959	10,907	40,091
Supplemental disclosure of non-cash activities:
Issuance of Class A common shares in respect of investment in Ellipso, Inc.	—	—	6,863
Issuance of Class B common shares in respect of investment in Ellipso, Inc.	—	—	74
Issuance of Class A common shares in respect of investment in Constellation Communications Holdings, Inc.	—	—	904
Increase (decrease) in accrued satellite system construction payable	10,224	(15,221)	10,267
Equipment acquired in capital lease agreements	—	—	42,096
Issuance of warrants for the repayment of debt	—	—	4,950
The following securities of ICO arose from the acquisition of Old ICO's net assets:
93,700,041 Class A common shares and options to acquire Class A common shares issued	—	—	679,873
31,003,382 Class B common shares issued	—	—	275,000
1,600,000 Class A common shares issued to distribution partners	—	—	16,720
200,000 Class A common shares committed to distribution partners	—	—	2,090
50,000,000 warrants issued to acquire Class A common shares	—	—	180,000

(concluded)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Business

        ICO Global Communications (Holdings) Limited ("ICO"), along with its subsidiaries (collectively referred to as the "Company"), is a next-generation mobile satellite service ("MSS") operator. Through its majority owned subsidiary, ICO North America, Inc. ("ICO North America"), ICO is authorized by the Federal Communications Commission ("FCC") to offer ubiquitous MSS throughout the U.S. using a geosynchronous earth orbit ("GEO") satellite. ICO is also permitted to operate a medium earth orbit ("MEO") satellite system globally outside the United States.

        ICO was incorporated in the State of Delaware in 2000 to purchase the assets and assume certain liabilities of ICO Global Communications (Holdings) Limited ("Old ICO"), a Bermuda corporation, on its emergence from Chapter 11 bankruptcy. Following the purchase of assets and assumption of certain liabilities of Old ICO, the Company established a new management team who oversaw further construction of the MEO satellites and ground systems and developed the technical plan for the MEO system. While the Company has several MEO satellites in different stages of completion, and it has successfully launched one MEO satellite, it has significantly curtailed further construction of its MEO satellite system due to disagreements with the manufacturer and launch manager of its MEO satellites as well as regulatory uncertainties surrounding its MEO satellite system.

        ICO North America is currently developing an advanced hybrid mobile satellite service/ancillary terrestrial component system ("MSS/ATC System"), using a GEO satellite, to provide wireless voice, data, video, and/or Internet service throughout the United States on mobile and portable devices. In 2007, ICO North America has also begun to design and develop its Mobile Interactive Media ("MIM") services for use on its MSS/ATC System and plans to conduct an alpha trial of its MIM services in 2008.

2. Development Stage Enterprise

        The Company is a development stage enterprise as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting by Development Stage Enterprises ("SFAS 7"), and will continue to be so until it commences commercial operations. The development stage is from February 9, 2000 (inception) through September 30, 2007.

        As the Company is not currently generating revenue from operations, there is no assurance that the Company will be able to obtain the funding necessary to complete the construction of the MSS/ATC System, fund its future working capital requirements, or achieve positive cash flow from operations. In addition, the Company operates in a heavily regulated industry, and its rights to offer its planned services are tied to meeting significant milestones and otherwise satisfying its regulators. If the Company fails to meet a milestone and is unable to obtain a waiver or extension, the Company could lose its MSS authorization, and a loss of its MSS authorization would be an event of default under the indenture governing the Company's $650 million aggregate principal amount of convertible notes due in August 2009 ("2009 Notes") (see Note 5). In the event that the Company is not able to realize its assets in the ordinary course of business, and is forced to realize the assets by divestment, there is no assurance that the carrying value of the assets could be recovered.

3. Summary of Significant Accounting Policies

        Interim Financial Statements—The financial information included in the accompanying condensed consolidated financial statements is unaudited and includes all adjustments, consisting of normal recurring adjustments and accruals, considered necessary for a fair presentation. Certain information and footnote disclosures have been condensed or omitted. The financial information as of December 31, 2006, is derived from the Company's audited consolidated financial statements and notes, included in Item 8 in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the U.S. Securities and Exchange Commission on April 2, 2007 ("Form 10-K"). The financial information included in this Form 10-Q should be read in conjunction with management's discussion and analysis of financial condition and results of operations and the financial statements and notes included in the Company's Form 10-K. Operating results and cash flows for the interim period presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007 or any other interim period.

        Restatement of Prior Period Information—During the financial closing process for the year ended December 31, 2006, management determined that a cumulative translation adjustment of $4.4 million, which related to certain subsidiaries substantially liquidated in 2004, had been recorded incorrectly as a component of other income (expense) during the first quarter of 2006. At December 31, 2006, upon the Company's application of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, this amount was included as a component of the Company's adjustment to its beginning deficit accumulated during the development stage as of January 1, 2006. The financial statements for the nine months ended September 30, 2006 have been restated to reflect the effect of this adjustment.

        Use of Estimates—The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are used when accounting for the fair value of financial instruments, taxes, contingencies, depreciable lives of fixed assets and valuation of stock compensation awards, among others. Actual results could differ from those estimates. Estimates are evaluated on an ongoing basis.

        Cash and Cash Equivalents—Cash and cash equivalents is defined as short-term highly liquid investments with original maturities from the date of purchase of 90 days or less. Cash and cash equivalents is comprised of the following (in thousands):

	September 30, 2007	December 31, 2006
Cash	$1,734	$23,148
Money market funds	54,065	20,192
Commercial paper	87,481	119,719

	$143,280	$163,059

        Restricted Cash—As of September 30, 2007 and December 31, 2006, the Company had restricted cash of $825,000 related to a bond which is held pursuant to conditions of the Company's FCC authorization to operate in the MSS spectrum.

        Available-for-Sale Investments—The Company's investments are primarily held in commercial paper, corporate bonds and notes and U.S. government and agency securities, and are classified as available-for-sale and are reported at fair value based upon quoted market prices. Investments generally mature or are sold within six months from the purchase date and are classified as current assets in the condensed consolidated balance sheets. Realized gains and losses on investments are determined using the specific identification method and are included in interest income in the condensed consolidated statements of operations. The Company includes any unrealized gains or losses on its investments, net of tax, in stockholders' deficiency in assets as a component of accumulated other comprehensive income (loss). The Company does not hold any derivative financial instruments in its investment portfolio.

        Restricted Investments—The Company's restricted investments consist of U.S. Treasury securities held as collateral for future interest payments related to the 2009 Notes. The maturity dates of these investments correspond with interest payment dates as specified in the 2009 Notes. These investments are classified as held-to-maturity and are reported at amortized cost. As of September 30, 2007, the Company did not have any restricted investments. All of the Company's restricted investments at December 31, 2006 matured in 2007. Gross unrealized losses on restricted investments at December 31, 2006 were $178,000.

        Satellite System Under Construction—Satellite system under construction represents payments made and accrued for third-party construction and engineering costs incurred in the design, manufacture, test and launch of the MSS/ATC System as well as costs incurred for the procurement of equipment and technology for use in the Company's alpha trial of its MIM services. Satellite system under construction will be classified as property in service when the assets are placed into service and will be depreciated using the straight-line method based on the anticipated useful lives of the assets ranging from 5 to 15 years.

        Capitalized Interest—The Company capitalizes interest costs associated with the construction of the MSS/ATC System and its related MIM services. Interest capitalized to satellite system under construction for the three and nine months ended September 30, 2007 and 2006 was $8.6 million and $22 million and $4.9 million and $10.9 million, respectively.

        Debt Issuance Costs—Costs incurred in connection with the issuance of the 2009 Notes have been capitalized and are included in debt issuance costs in the condensed consolidated balance sheets. These costs are being amortized using the effective interest method from issuance in August 2005 through maturity in August 2009. Amortization of debt issuance costs is included in interest expense in the condensed consolidated statements of operations. Amortization of debt issuance costs for the three and nine months ended September 30, 2007 and 2006 was $1.8 million and $5.3 million and $1.7 million and $4.9 million, respectively.

        Other Assets—Other assets primarily include a $14 million payment made to acquire first priority rights to use a desired orbital slot for the Company's GEO satellite. The Company currently intends to utilize such slot when it deploys its first GEO satellite. The Company expects to amortize such costs over the estimated useful life of its GEO satellite, currently anticipated to be 10 to 15 years.

        Research and Development Costs—Research and development costs, consisting of third-party engineering, consulting and development costs associated with technology being considered for use in the Company's MSS/ATC System, as well as costs associated with the evaluation of the usability of the Company's MEO satellite system, are expensed as incurred. The Company reviews each of its research and development projects to determine if technological feasibility has been achieved, at which point, future development costs associated with that project are capitalized.

        Contract Settlements—The Company's policy with respect to a contract in dispute is to continue to record operating expenses and liabilities according to its contractual obligation until such contract is terminated. Upon termination, and prior to settlement, the Company continues to accrue estimated late payment fees and interest expense, as applicable. Upon reaching settlement, whereby the other party's claims are legally released, the Company will extinguish its recorded liability, resulting in the recognition of a gain or loss on contract settlement.

        Foreign Currency Translation and Foreign Currency Transactions—The reporting currency for the Company's operations is U.S. dollars. The Company translates the activities of its foreign subsidiaries with functional currencies other than the U.S. dollar during the period at the average exchange rate prevailing during the period. Assets and liabilities denominated in foreign currencies are restated at the exchange rates prevailing at the balance sheet date. Translation adjustments resulting from these processes are recognized as a component of accumulated other comprehensive income (loss). The Company recognizes applicable cumulative translation adjustments as a component of operating income (loss) in the period in which a subsidiary is substantially liquidated. For the three and nine months ended September 30, 2007 and 2006, there were no gains or losses resulting from the liquidation of subsidiaries.

        Gains and losses on foreign currency transactions are recognized as a component of other income (expense) in the condensed consolidated statements of operations in the period in which they occur. For the three and nine months ended September 30, 2007 and 2006, gains on intercompany foreign currency transactions of $1.6 million and $2.4 million and $2.5 million and $6.2 million, respectively, have been excluded from net loss and reported as a component of accumulated other comprehensive income (loss).

        Accumulated Other Comprehensive Income (Loss)—The Company's accumulated other comprehensive income (loss) consists of unrealized gains and losses on available-for-sale investments, net of tax, and cumulative translation adjustments. Accumulated other comprehensive income as of September 30, 2007 consisted of cumulative translation adjustments of $5.5 million. Accumulated other comprehensive income as of December 31, 2006 consisted of cumulative translation adjustments of $6.3 million, less unrealized losses on available-for-sale investments of $18,000.

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

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
				(restated) (2)
Net loss	$(11,866)	$(17,182)	$(45,823)	$(47,799)

Weighted average common shares
outstanding	198,304,133	198,128,617	198,182,689	198,099,719
Less: unvested restricted stock	(50,000)	(600,000)	(50,000)	(600,000)

Shares used for computation of basic and diluted loss per share (1)	198,254,133	197,528,617	198,132,689	197,499,719

Basic and diluted loss per share	$(0.06)	$(0.09)	$(0.23)	$(0.24)

(1)
The effect of certain stock options and warrants was anti-dilutive, and they were not included in the calculation of diluted loss per share. Anti-dilutive stock options and warrants totaled 13,921,933 and 11,251,683 as of September 30, 2007 and 2006, respectively.

(2)
Financial results for the nine months ended September 30, 2006 have been restated to reflect the effect of a $4.4 million cumulative translation adjustment incorrectly recorded as a component of other income (expense) during the first quarter of 2006. Net loss has been restated from $52.2 million to $47.8 million, and basic and diluted loss per share has been restated from a loss of $0.26 per share to a loss of $0.24 per share.

        New Accounting Pronouncements—In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS 109"). The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

        The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase of approximately $9.2 million in its liability for uncertain tax positions, which was accounted for as an adjustment to its deficit accumulated during the development stage as of January 1, 2007. The total amount of reserves for income taxes as of September 30, 2007 and January 1, 2007 was $9.7 million and $9.2 million, respectively. If the reversal of these reserves were recognized, the entire amount would impact the Company's effective tax rate.

        The Company's policy is to recognize interest and/or penalties related to unrecognized tax benefits as income tax expense. The Company recorded $3.8 million of interest related to its adoption of FIN 48 and has recorded this amount as an adjustment to its January 1, 2007 beginning deficit accumulated during the development stage. For the three and nine months ended September 30, 2007, the Company recorded interest expense of $170,000 and $510,000, respectively, related to its reserves for income taxes and has included this amount in income tax benefit (expense) on its condensed consolidated statements of operations.

        The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is generally no longer subject to state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2000. As described further in Note 6, the Company currently has an open tax matter with the U.S. Internal Revenue Service ("IRS") regarding a $300 million gain recognized on the sale of securities on the maturity of a variable forward contract that has the potential to result in a tax liability ranging from $13 million to $133 million (including interest but excluding penalty). The Company currently expects that the issue with respect to the reporting of the gain on these securities will be resolved by the end of 2008 or later.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

4. Satellite Access Node ("SAN") Agreements and Contract Settlements

        As part of the ground infrastructure for its MEO satellite system, the Company established SAN sites in eleven countries throughout the world. Prior to 2000, the Company entered into noncancellable agreements with certain vendors ("SAN Operators") that own and operate the Company's SAN sites. All of the agreements provide for varying levels of support required to operate the SAN sites ("SAN Operating Agreements"). Additionally, certain of the agreements require the repayment of certain up-front infrastructure costs incurred on the Company's behalf ("SAN Infrastructure Agreements") that represent capital leases payable with initial interest rates ranging from 8.5% to 20%.

        In 2003, the Company determined that it needed only some of the SAN sites to economically deploy the MEO satellite system. Additionally, the Company's Board of Directors decided that the

Company would no longer provide funding to its subsidiaries to pay SAN Operators, with the exception of its U.S. SAN Operator, unless the Company received additional funding or the contracts with such operators were restructured to obtain a substantial cost savings. In December 2004, the Company's Board of Directors decided to significantly curtail further construction on its MEO satellite system, which further increased the likelihood that the SAN sites would not be utilized in a timely fashion in the contemplated MEO satellite system. As a result of the Company's decisions, eight of the ten SAN Operators terminated their agreements with the Company from 2004 to 2006 and discontinued providing the requisite level of services. The Company accrues operating expenses until the related agreement is terminated and the SAN Operator has ceased providing services. Certain of the terminated agreements were settled in exchange for a nominal level of consideration, including cash and the transfer of certain SAN assets. Certain of the terminated agreements have not been settled and remain outstanding.

        Subsequent to the date of termination, the Company has continued to accrue estimated late payment fees, if applicable, and the interest expense on the capital leases in effect pursuant to the SAN Infrastructure Agreements. Upon reaching settlement with the SAN Operator where the SAN Operator's claims are legally released, the Company has written off the liability, resulting in the recognition of a gain on contract settlement.

        The following represents a summary of transactional activity with the various SAN Operators (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Total SAN liability, beginning of period	$47,501	$42,311	$45,591	$40,097
Expense recognized under SAN Operating Agreements	456	439	1,331	1,511
Interest expense related to SAN Infrastructure Agreements	592	732	2,219	2,108
Payments made to SAN Operators	(1,106)	(230)	(2,472)	(494)
Effect of changes in foreign currency exchange rates	641	241	1,415	271

Total SAN liability, end of period	$48,084	$43,493	$48,084	$43,493

        The total SAN liability is comprised of the following amounts which are included in the respective line items of the condensed consolidated balance sheets (in thousands):

	September 30, 2007	December 31, 2006
Accrued expenses	$15,835	$16,977
Accrued interest (current)	13,905	10,996
Current portion of capital lease obligations	15,657	13,023
Capital lease obligations, less current portion	2,687	4,595

	$48,084	$45,591

        In January 2007, an indirect subsidiary of the Company, ICO Global Communications Holding BV, reached a resolution regarding a dispute concerning past payments for a SAN located in Usingen, Germany, and entered into a settlement agreement pursuant to which it agreed to pay the SAN Operator an agreed-upon amount over the next two years. The Company has made payments under this settlement agreement in January and August 2007, and the remaining balance is included in accrued expenses in the Company's condensed consolidated balance sheet.

5. Convertible Long Term Debt

        In August 2005, ICO North America completed the sale of $650 million aggregate principal amount of convertible notes to Qualified Institutional Buyers pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Rule 144A thereunder. The net proceeds from the sale of the 2009 Notes are being used to develop the MSS/ATC System and its related MIM services and to fund operating expenses.

        The 2009 Notes mature in August 2009 and bear interest at a rate of 7.5% per year, payable semi-annually in arrears in cash on February 15 and August 15. Subject to certain exceptions, for the period from August 16, 2007 through August 15, 2009, ICO North America has the option of paying accrued interest due with additional notes in lieu of cash at an increased interest rate of 8.5% per annum. ICO North America currently anticipates it will elect to make future interest payments in the form of additional notes. Therefore, the rate used to accrue interest on the outstanding 2009 Notes has been adjusted to 8.5% per annum effective August 16, 2007. ICO North America's GEO satellite and its associated systems must be certified as operational by August 15, 2008 or the coupon on the 2009 Notes increases by 1.5% every 30 days beyond this date, until certification is achieved, up to a maximum of 13.5% per annum.

        The 2009 Notes are convertible, at the option of the holder, into ICO North America's Class A common stock. The initial conversion price of the 2009 Notes was $4.25 per share, subject to adjustment pursuant to the indenture. As of August 16, 2007, the conversion price has been adjusted to $4.06 per share as explained below. Additionally, the 2009 Notes will automatically convert into shares of ICO North America's Class A common stock upon a qualifying private offering or sale, a qualifying public offering of ICO North America's common stock or upon written consent of holders owning two-thirds of the 2009 Notes. Holders of the 2009 Notes also have the right of first offer on any equity securities of ICO North America subject to certain exemptions and conditions.

        The 2009 Notes contain certain embedded beneficial conversion features contingent upon the occurrence, or non-occurrence, of certain future events, including the issuance of ICO North America Class A common stock, the issuance of options or warrants to purchase ICO North America Class A common stock or the completion by ICO North America of a qualified public offering by August 15, 2007. The fair value of these embedded beneficial conversion features will be measured at the time such events occur.

        As of August 15, 2007, ICO North America had not completed a qualifying public offering. The non-occurrence of this event triggered an embedded beneficial conversion feature of the 2009 Notes equal to a 2% premium on the fully diluted shares outstanding as of August 15, 2007. ICO North

America has accounted for this beneficial conversion feature, or registration rights penalty, in accordance with Emerging Issues Task Force ("EITF") Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. This beneficial conversion feature resulted in a reduction to the conversion price of the 2009 Notes from $4.25 per share to $4.06 per share. The total value of the beneficial conversion feature is approximately $30.3 million, which was recorded as a reduction to the 2009 Notes and an increase to additional paid-in capital during the third quarter of 2007. This $30.3 million will be recognized as interest expense over the remaining life of the 2009 Notes using the effective interest method. The tax effect of this beneficial conversion feature was $10.3 million and will be recognized in accordance with SFAS 109 and EITF Issue No. 05-8, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature. Approximately $6.8 million has been recorded as a reduction to additional paid-in capital and as an income tax benefit for the quarter ended September 30, 2007, with the remaining $3.5 million to be recorded in the fourth quarter of 2007.

        The 2009 Notes also contain covenants, including, but not limited to, restrictions on ICO North America's future indebtedness and the payment of dividends. In addition, all of ICO North America's stock is pledged and all of its existing and future assets are held as collateral for the 2009 Notes. As of September 30, 2007, ICO North America is in compliance with all of the covenants.

        The 2009 Notes are carried at cost on the condensed consolidated balance sheets. The aggregate fair value of the 2009 Notes as of September 30, 2007 and December 31, 2006 is approximately $630.5 million and $721.5 million, respectively.

6. Commitments and Contingencies

        Purchase Commitments—The Company has an agreement with Space Systems/Loral, Inc. ("Loral") to design, develop, manufacture, test and deliver one GEO satellite and to develop, test and implement certain ground-based systems related to the operation of the satellite. The satellite is expected to be delivered by January 2008. The Company also retains an option through December 31, 2008 to purchase one additional GEO satellite.

        The Company has an agreement with Lockheed Martin Commercial Launch Services, Inc. ("Lockheed") for the provision of a launch service for its GEO satellite. In February 2007, the Company selected, in coordination with Lockheed, its launch slot as November 2007. In August 2007, the Company was informed by Lockheed that its launch slot would be postponed approximately six weeks: from November 1, 2007—November 30, 2007 to December 15, 2007—January 15, 2008. In November 2007, the Company was informed by Lockheed that its launch slot would be further postponed until March 1, 2008—March 31, 2008. These postponements were due to delays in other launches scheduled to take place prior to the Company's launch. These delays were caused by a now-resolved launch anomaly as well as longer than expected spacecraft processing times between launches. The Company has exercised the right to purchase launch risk protection insurance from Lockheed, providing for a payment to the Company in the event of a launch failure due to the launch vehicle. The Company also retains an option to require Lockheed to provide a replacement launch in the event that the Company determines that the initial launch resulted in a satellite failure within the first six months after launch.

        The Company has an agreement with Hughes Network Systems, LLC ("HNS") to provide gateway equipment and services for the Company's MSS/ATC System, including the design, manufacture, test and delivery of the radio frequency subsystem, the gateway system controller, the gateway control network and the gateway system interconnections. The gateway is located at the HNS facility in North Las Vegas, Nevada and is expected to be completed in the fourth quarter of 2007. The Company retains an option to purchase a diverse site radio frequency terminal along with an associated diverse site facility.

        On May 1, 2007, the Company entered into an agreement with HNS to develop user equipment and a GEO Mobile Radio Interface ("GMR") satellite gateway for use in the Company's alpha trial of its MIM services. This agreement may be terminated for any reason by the Company for its convenience or upon default by HNS under certain circumstances. In the case of termination for convenience, the Company's liabilities approximate the total amounts paid or payable by the Company at the time of termination. Under the termination for default, HNS is required to refund to the Company all payments made by the Company.

        On June 22, 2007, the Company entered into an agreement with Lucent Technologies, Inc. ("Alcatel-Lucent") to provide certain architecture and technical design services to develop and manufacture equipment, including repeaters, satellite headend and gateway core equipment. In addition, Alcatel-Lucent is responsible for the delivery, installation and testing of the Company's MIM services, based on digital video broadcasting-satellite services to handhelds ("DVB-SH") technology. This agreement may be terminated for any reason by the Company for its convenience or upon default by Alcatel-Lucent under certain circumstances. In the case of termination for convenience, the Company's liabilities approximate the total amounts paid or payable by the Company at the time of termination. Under the termination for default, the Company shall remain liable for payment of previously accepted milestones and otherwise have no further payment obligations to Alcatel-Lucent under the agreement.

        As of September 30, 2007, the Company had contractual obligations of approximately $110.7 million related to the contracts described above as well as other secondary agreements related to the development of its MSS/ATC System and its related MIM services. Approximately $86.2 million of this amount is payable based on the achievement of certain construction, delivery and deployment milestones related to the development of the MSS/ATC System and the completion of certain agreed-upon services associated with the Company's alpha trial of its MIM services. Additional payments of $23.2 million, including interest, related to in-orbit satellite performance incentives associated with the Company's GEO satellite, are payable over 15 years from 2008 through 2023. The Company also has purchase commitments of approximately $1.3 million related to its MEO satellite system.

        Lease and Operating Commitments—The Company has entered into agreements with ten SAN Operators that own and operate substantially all of the Company's MEO SAN sites. Such agreements require the repayment of certain up-front capital asset costs incurred by each SAN Operator in establishing the initial infrastructure for the SAN, as well as payments for ongoing operations and related expenses incurred at each SAN site. The Company continues to have lease and operating commitments under some of these agreements (see Note 4).

        The Company leases office space and office equipment under noncancellable rental agreements accounted for as operating leases. Rent expense is included in general and administrative expense in the Company's condensed consolidated statements of operations. Total rent expense under operating leases for the three and nine months ended September 30, 2007 and 2006 was approximately $278,000 and $595,000 and $149,000 and $372,000, respectively.

        Internal Revenue Service Audit—For U.S. federal income tax purposes, the Company realized a gain of more than $300 million in 2003 on the disposition of certain securities on the maturity of a variable forward contract. This gain was offset by losses incurred in connection with the Company's MEO satellite system in the same year. In mid-2005, the IRS commenced an audit of the Company's 2003 U.S. federal income tax return. The IRS examination was focused on the deductibility of the losses claimed related to the MEO satellite system and the timing of the gain recognized with respect to the sale of securities under the variable forward contract. In September 2007, the IRS informed the Company that it had no proposed changes with respect to the Company's 2003 income tax return, and that its audit of the Company's 2003 income tax return is now closed. In completing its examination of the Company's federal income tax return for the tax year ended December 31, 2003, the IRS advised the Company that, while it had accepted the Company's 2003 income tax return as filed with the Company's reporting of the gain on the sale of securities subject to the variable forward contract in 2003, it continues to examine whether the gain reported in 2003 might be properly reported in a year prior to 2003. While the IRS has not proposed any changes to years prior to 2003 with respect to the reporting of this gain, if the IRS were to assert and sustain a position that the gain on the securities is properly reportable in a year prior to 2003, the Company will incur a tax liability ranging from $13 million to $133 million (including interest but excluding penalty). As the Company believes its tax reporting for 2003 is proper, and that it is more likely than not its current tax position will be sustained, it has not recorded any tax liability related to this issue.

        Boeing Litigation—In response to the Company's demand for arbitration, in August 2004 Boeing Satellite Systems International, Inc. ("BSSI") filed an action in the Superior Court of the State of California, in and for the County of Los Angeles, seeking a judicial declaration that the Company had terminated its contractual agreements with BSSI, and thereby extinguished all of the Company's rights and claims against BSSI arising out of or relating to the development, construction and launch of the Company's MEO satellites. In response, the Company filed a cross-complaint seeking damages from BSSI for breach of the parties' agreements and for other wrongful, tortuous conduct. Subsequently, the Company also filed a cross-complaint against The Boeing Company, BSSI's corporate parent, alleging wrongful, tortuous conduct that also damaged the Company. BSSI filed a cross complaint against the Company seeking unspecified monetary relief. On August 24, 2006, the court denied BSSI's motions for summary judgment and summary adjudication; on December 1, 2006, the court denied BSSI's motion to dismiss the Company's trade secret claim; and on May 9, 2007, the court denied BSSI's motion to dismiss the Company's duress and fraud claims. A trial date has been set for April 21, 2008. The Company believes that its claims are meritorious and is vigorously pursuing a prompt resolution.

Through September 30, 2007, the Company has expensed approximately $11.7 million in pursuing this litigation and expects it will continue to incur substantial costs through the ultimate resolution which is uncertain.

        Ellipso, Inc.—In December 2006, Ellipso, Inc. ("Ellipso") filed an action in the Superior Court of the District of Columbia seeking damages in excess of $100 million from the Company and its subsidiary, ICO Global Limited, for breach of contract, breach of warranty and fraud. The Company has answered Ellipso's complaint and has brought a number of counterclaims. The Company believes that Ellipso's claims are without merit. The Company intends to vigorously defend itself against Ellipso. Management currently believes that this lawsuit will not have a material adverse effect on the Company's financial condition or results of operations; however, the outcome is uncertain.

        Other—In the opinion of management, except for those matters described above and in Note 4, to the extent so described, litigation, contingent liabilities and claims against the Company in the normal course of business are not expected to involve any judgments or settlements that would be material to the Company's financial condition, results of operations or cash flows.

7. Share-Based Payment

        The Company records stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"), using the modified prospective transition method, which requires measurement of all share-based payment awards made to employees, directors, contractors and consultants, based on the estimated fair value on the date of grant and recognition of compensation cost over the service period for awards expected to vest.

        The Company records stock-based compensation on stock options and restricted stock awards issued to employees, directors, contractors and consultants. The fair value of stock options is estimated on the date of grant using the Black-Scholes option-pricing model ("Black-Scholes") based on the single option award approach. The fair value of restricted stock awards is determined based on the number of shares granted and the quoted market price of the Company's common stock on the date of grant. Fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of share-based payment awards as determined by Black-Scholes is affected by the Company's stock price as well as other assumptions. These assumptions include, but are not limited to, the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. SFAS 123(R) requires forfeitures to be estimated at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

        Stock-based compensation is included in general and administrative expenses in the Company's condensed consolidated statements of operations. For the three and nine months ended September 30, 2007 and 2006, the Company recognized stock-based compensation expense of $1.5 million and $4.3 million and $1.8 million and $5.3 million, respectively.

        Stock Options—The Company's stock option activity for the nine months ended September 30, 2007 is summarized as follows:

	Number of options	Weighted-average exercise price
Outstanding at January 1, 2007	9,484,823	$5.04
Granted	2,030,000	$4.33
Exercised	(185,000)	$0.75
Cancelled or forfeited	(580,000)	$5.20

Outstanding at September 30, 2007	10,749,823	$4.97

Exercisable at September 30, 2007	2,906,823	$5.92

        During the first quarter of 2007, the Company elected to cancel 555,000 stock options whose fair market value on the date of grant exceeded the exercise price of the respective option, and regrant stock options with identical terms of the cancelled stock options. This decision was made based upon the disadvantageous tax treatment that such option holders would otherwise be subject to under Section 409A of the Internal Revenue Code for option grants whose fair market value on the date of grant exceeded the exercise price of those options. Stock options granted during the nine months ended September 30, 2007, as disclosed above, include the regranted stock options.

        The weighted average fair value of stock options granted during the nine months ended September 30, 2007 was $2.22 per share and the total fair value of these stock options was $4.5 million. The weighted average fair value of stock options granted during the nine months ended September 30, 2007 was estimated using Black-Scholes with the following assumptions:

Expected volatility	39%
Risk-free interest rate	4.6%
Expected dividend yield	0%
Expected forfeiture rate	0%
Expected term in years	7.1

        For the three and nine months ended September 30, 2007 and 2006, the Company recognized stock-based compensation expense of $1.5 million and $4.2 million and $1.3 million and $3.5 million, respectively, related to its stock option issuances.

        Restricted Stock Awards—In November 2005, the Company granted 1,600,000 shares of restricted Class A common stock to Eagle River Satellite Holdings, LLC and certain employees and board members. Of these shares, 1,000,000 were granted to Eagle River Satellite Holdings, LLC and treated as a stock dividend. The remaining 600,000 shares, granted pursuant to the Company's Amended and Restated 2000 Stock Incentive Plan, had a grant date fair value of $2.4 million and are being charged to expense over the respective vesting period. Restricted stock awards equal to 1,500,000 shares and 50,000 shares vested on October 12, 2006 and July 14, 2007, respectively. The remaining restricted stock awards of 50,000 shares vest on July 14, 2008. For the three and nine months ended September 30,

2007 and 2006, the Company recognized compensation expense of $19,000 and $117,000 and $533,000 and $1.8 million, respectively, related to its restricted stock awards.

8. Related Party Transactions

        Eagle River—Eagle River Satellite Holdings, LLC and Eagle River, Inc. (collectively "Eagle River"), is the Company's controlling shareholder with an economic interest of approximately 33% and a voting interest of approximately 68%.

        The Company has an agreement with Eagle River, Inc. to provide advisory services to the Company. This agreement has an annual fee of $500,000 and is payable in quarterly installments in stock or cash, at the Company's option. To date, the Company has elected to make all payments in Class A common stock and has issued 193,597 shares as consideration. As of September 30, 2007, the Company owed Eagle River, Inc. approximately $42,000 pursuant to the advisory services agreement, which is included in accrued expenses in the condensed consolidated balance sheets.

        The Company also has a month-to-month agreement with Eagle River, Inc. to provide office space and administrative support to the Company. Total payments made to Eagle River, Inc. under this agreement for the three and nine months ended September 30, 2007 and 2006 were $16,000 and $47,000 and $10,000 and $37,000, respectively.

        Davis Wright Tremaine—A principal of Eagle River, who is also a board member of the Company, is the spouse of a partner at the law firm Davis Wright Tremaine which provides the Company with ongoing legal services. Total payments made to Davis Wright Tremaine for the three and nine months ended September 30, 2007 and 2006 were $92,000 and $257,000 and $241,000 and $1.1 million, respectively.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes included elsewhere in this quarterly report and the audited consolidated financial statements and notes contained in our Form 10-K.

Special Note Regarding Forward-Looking Statements

        With the exception of historical facts, the statements contained in this management's discussion and analysis are "forward-looking" statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statements. Factors that might cause or contribute to such a difference include, but are not limited to, those discussed under "Risks and Uncertainties" below, and elsewhere in this Form 10-Q. The forward-looking statements included in this document are made only as of the date of this report, and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

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

        We are not currently generating revenue from operations. The net losses we have funded and capital expenditures we have made to date primarily relate to the development of our MSS/ATC System and its related MIM services. We expect that our current resources will be sufficient to fund the development of this system and its related MIM services for at least the next twelve months. We are focusing our efforts on meeting our planned satellite construction and launch schedule, much of which is mandated by the FCC, while maintaining system development expenses at our planned levels.

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

        We may offer our services to strategic service providers who could incorporate our capabilities to offer integrated satellite and terrestrial services to their customers. Accordingly, we are meeting with potential strategic partners as well as exploring alternative sources of capital. To provide ATC service, we must separately apply to the FCC for ATC authorization, which we expect to do later in 2007, and meet certain "gating criteria," which include the provision of commercial MSS service, as a pre-condition to providing ATC service.

        We are also permitted to operate a MEO satellite system globally in compliance with regulations promulgated by the United Kingdom and the International Telecommunication Union. However, some of these regulations are currently under reconsideration in Europe and there is considerable uncertainty as to how legacy systems, such as our MEO satellite system, would be treated in any new regulatory environment. While we have several MEO satellites in different stages of completion, and we have successfully launched one MEO satellite, we have significantly curtailed further construction of our MEO satellite system due to disagreements with the manufacturer and launch manager of our MEO satellites as well as these regulatory uncertainties. Despite the curtailment of construction of our MEO satellite system and the considerable uncertainty as to the cost and effectiveness of restarting the MEO satellite program with our current manufacturer, we continue to explore the potential development of a MEO business plan outside of North America and have recently signed contracts to help us further evaluate the usability of a MEO satellite system.

        We are considered a development stage enterprise as defined in SFAS 7, Accounting and Reporting by Development Stage Enterprises, and are not currently generating revenue from operations. There is no assurance that we will be able to obtain the funding necessary to complete the construction of our MSS/ATC System and its related MIM services, fund our future working capital requirements, or achieve positive cash flow from operations. These and other uncertainties that could materially affect our results of operations or liquidity in the future are discussed in greater detail below under "Risks and Uncertainties." In the event that we are not able to realize our assets in the ordinary course of business and are forced to realize the assets by divestment, there is no assurance that the carrying value of the assets could be recovered. Our losses to date have been primarily funded by proceeds from the issuance of various forms of capital and by proceeds from the sale of the 2009 Notes. Management plans to sustain operations with existing funds and through additional third-party equity or debt financing when necessary.

Critical Accounting Policies

        Critical accounting policies require difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The judgments and uncertainties affecting the application of these policies include significant estimates and assumptions made by us using information available at the time the estimates are made. Actual results could differ materially from those estimates. Our critical accounting policies involve judgments associated with our accounting for the impairment of long-lived assets, contract settlements, share-based payments, income taxes and contingencies. There have been no significant changes to our critical accounting policies disclosed in our Form 10-K.

New Accounting Pronouncements

        In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

        We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized an increase of approximately $9.2 million in our liability for uncertain tax positions, which was accounted for as an adjustment to our deficit accumulated during the development stage as of January 1, 2007. The total amount of reserves for income taxes as of September 30, 2007 and January 1, 2007 was $9.7 million and $9.2 million, respectively. If the reversal of these reserves were recognized, the entire amount would impact our effective tax rate.

        Our policy is to recognize interest and/or penalties related to unrecognized tax benefits as income tax expense. We recorded $3.8 million of interest related to our adoption of FIN 48 and have recorded this amount as an adjustment to our January 1, 2007 beginning deficit accumulated during the development stage. For the three and nine months ended September 30, 2007, we recorded interest expense of $170,000 and $510,000, respectively, related to our reserves for income taxes and have included this amount in income tax benefit (expense) on our condensed consolidated statements of operations.

        We and our subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. We are generally no longer subject to state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2000. As described further in Note 6 to our condensed consolidated financial statements, we currently have an open tax matter with the IRS regarding a $300 million gain recognized on the sale of securities on the maturity of a variable forward contract that has the potential to result in a tax liability ranging from $13 million to $133 million (including interest but excluding penalty). We expect that the issue with respect to the reporting of the gain on these securities will be resolved by the end of 2008 or later.

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

Results of Operations

        The following table is provided to facilitate the discussion of our results of operations for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
General and administrative expenses	$10,328	$8,811	$29,885	$27,296
Research and development expenses	2,439	2,831	6,791	3,702
Gain on disposal of assets	—	(8)	—	(8)
Interest income	(2,683)	(4,735)	(9,221)	(15,366)
Interest expense	8,536	9,788	24,751	32,780
Other (income) expense	(105)	515	(76)	(621)
Income tax (benefit) expense	(6,649)	(20)	(6,307)	16

        General and Administrative Expenses.    General and administrative expenses are primarily comprised of personnel costs, stock-based compensation, satellite storage, third-party legal and professional fees and general office related costs. General and administrative expenses increased $1.5 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, and increased $2.6 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. These increases are primarily due to higher personnel costs related to the hiring of additional employees necessary to support the development of our MSS/ATC System and its related MIM services.

        We expect general and administrative expenses to continue to increase in future periods as we hire additional personnel necessary to support the development of our MSS/ATC System and its related MIM services.

        Research and Development Expenses.    Research and development expenses principally consist of third-party engineering, consulting and development costs associated with technology being considered for use in the MSS/ATC System as well as costs incurred to evaluate the usability of our MEO satellite system. Research and development expenses decreased $392,000 for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, and increased $3.1 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase in research and development expenses for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 is primarily due to additional design and development activities related to the ground network portion of our MSS/ATC System.

        We expect future research and development costs to increase as the pace of the design and development of our ground network increases.

        Interest Income.    Interest income is primarily attributable to interest earned on the investment of the proceeds of our 2009 Notes. Interest income decreased $2.1 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, and decreased $6.1 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. These decreases are primarily due to a reduction in our cash, cash equivalents, and available-for-sale investments balances as we continue to develop our MSS/ATC System and its related MIM services.

        We expect interest income to continue to decrease in future periods as our cash, cash equivalents, and available-for-sale investments balances decrease as we continue to develop our MSS/ATC System and its related MIM services.

        Interest Expense.    Interest expense is comprised of interest incurred, the amortization of debt issuance costs and the debt discount allocated to the embedded beneficial conversion feature, on our 2009 Notes, partially offset by capitalized interest costs associated with the construction of our MSS/ATC System and its related MIM services. Interest expense decreased $1.3 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, and decreased $8 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. These decreases are primarily the result of an increase in capitalized interest costs associated with the construction of our MSS/ATC System and its related MIM services.

        We expect interest expense associated with our 2009 Notes to increase in future periods. The increase is primarily due to a higher expected interest rate on the 2009 Notes effective August 16, 2007, as we currently anticipate making future interest payments on our 2009 Notes in the form of additional notes in lieu of cash at an increased interest rate of 8.5% per year. In addition, future interest expense will include the amortization of the debt discount related to the embedded beneficial conversion feature of the 2009 Notes. We expect capitalized interest expense to increase in future periods as we continue to incur costs associated with the construction of our MSS/ATC System and its related MIM services until such time that construction is complete.

        Other (Income) Expense.    Other (income) expense for the three and nine months ended September 30, 2007 and 2006 is comprised primarily of gains and losses on foreign currency transactions.

        Income Tax (Benefit) Expense.    The income tax benefit for the three and nine months ended September 30, 2007 is comprised primarily of a $6.8 million income tax benefit associated with a beneficial conversion feature related to our 2009 Notes (See Note 5 to our condensed consolidated financial statements). This benefit is partially offset by the tax on income of certain of our foreign entities on a stand-alone basis and interest associated with reserves for income taxes. We are still in the development stage and continue to incur losses. The tax benefit for these losses will not be recognized until realization is more likely than not.

Liquidity and Capital Resources

        Overview.    Substantially all of our capital expenditures and liquidity requirements since December 2004 have been related to the development of our MSS/ATC System and its related MIM services. As described in more detail below under "Contractual Obligations," our primary expected cash needs for the remainder of 2007 are for the construction and launch of our GEO satellite and related development costs for the MSS portion of the MSS/ATC System and its related MIM services.

        Cash Flows.    The following table is provided to facilitate the discussion of our liquidity and capital resources for the nine months ended September 30, 2007 and 2006 (in thousands):

	Nine months ended September 30,
	2007	2006
Net cash provided by (used in):
Operating activities	$(66,108)	$(56,897)
Investing activities	46,941	45,627
Financing activities	138	9,963
Effect of foreign exchange rate changes on cash	(750)	211

Net decrease in cash and cash equivalents	(19,779)	(1,096)
Cash and cash equivalents—beginning of period	163,059	175,510

Cash and cash equivalents—end of period	$143,280	$174,414

        Cash, cash equivalents and available-for-sale investments were $185.3 million at September 30, 2007 compared to $239.7 million at December 31, 2006. We believe that our cash, cash equivalents and available-for-sale securities will be sufficient to fund our operational and capital requirements for at least the next twelve months.

        For the nine months ended September 30, 2007, cash used in operating activities consisted primarily of our net loss of $45.8 million and a decrease in accrued interest expense of $28.9 million as a result of the payment of interest on the 2009 Notes, partially offset by stock-based compensation, amortization of debt issuance costs and various other non-cash items included in our net loss. Cash used in operating activities for the nine months ended September 30, 2006 consisted primarily of our net loss of $47.8 million and a decrease in accrued interest expense of $21.1 million as a result of the payment of interest on the 2009 Notes, partially offset by various non-cash items included in our net loss.

        For the nine months ended September 30, 2007, the primary source of cash provided by investing activities was net sales and maturities of available-for-sale and restricted investment securities of $78.8 million, partially offset by capital expenditures of $30.7 million related to our MSS/ATC System and its related MIM services. Cash provided by investing activities for the nine months ended September 30, 2006 consisted primarily of $233.7 million of net sales and maturities of available-for-sale securities and restricted investments, partially offset by $174.8 million of capital expenditures related to our MSS/ATC System and $14 million to acquire first priority rights to use a desired orbital slot for our GEO satellite.

        For the nine months ended September 30, 2007, cash provided by financing activities consisted of proceeds from the exercise of employee stock options. For the nine months ended September 30, 2006, cash provided by financing activities was primarily attributable to the sale of ICO North America Class A common stock and options to purchase shares of ICO North America Class A common stock to certain holders of our 2009 Notes.

Risks and Uncertainties

        Certain risks and uncertainties that could materially affect our future results of operations or liquidity are discussed under "Part II—Other Information, Item 1A. Risk Factors" in this Form 10-Q and in our Form 10-K. In particular, these risks and uncertainties include, but are not limited to, the following matters:

  •
  We operate in a heavily regulated industry, and our rights to offer our planned services are tied to meeting significant milestones and otherwise satisfying our regulators. In the United States, we have met ten FCC milestones, and our right to use our assigned MSS spectrum to provide service is conditioned on our completion of two additional FCC milestones. Due to the postponement of our launch slot by Lockheed, we have filed an amendment to our original requested extension of our remaining two FCC milestones. We have requested that the milestone for the launch of our satellite be extended until April 15, 2008 (from November 30, 2007), and that certification that the MSS system is operational be extended until May 15, 2008 (from December 31, 2007). There can be no assurance that we will achieve our remaining milestone dates, even if extended, and while we believe that the FCC has granted milestone extensions in the past under similar circumstances, there can be no assurance that the FCC will grant our extension request. If we fail to meet a milestone and we are unable to obtain a waiver or extension, we could lose our MSS authorization, and a loss of our MSS authorization would be an event of default under the indenture governing the 2009 Notes. Substantially all of the $525 million to $600 million we anticipated needing to develop the MSS portion of our MSS/ATC System has and will be used to complete the tasks to permit us to meet these FCC milestones.

  •
  There are many risks inherent to building, launching and maintaining a satellite. We intend to obtain launch vehicle and satellite insurance and maintain in-orbit insurance coverage. These costs through 2007 are included in our estimated costs for completing the MSS portion of our MSS/ATC System. We expect the insurance policies to include customary satellite insurance exclusions and/or deductibles and material change limitations. We anticipate that, as is common in the industry, we will not insure against business interruption, lost revenues or delay of revenues in the event of a total or partial loss of the communications capacity or life of the satellite. Accordingly, we would not be fully insured for all of the potential losses that may be incurred in the event of a satellite launch failure or other satellite malfunction. In addition, our business plan contemplates operating one satellite, and a launch failure would result in significant delays in the deployment of the satellite due to the need to construct a replacement, which can take 27 months or longer, and to obtain a launch opportunity for the replacement satellite. If we were unable to obtain a waiver or extension from the FCC, we could lose our MSS authorization, and a loss of our MSS authorization would be an event of default under the indenture governing the 2009 Notes. In addition, in the event that the GEO satellite and its associated systems are not certified as operational by August 15, 2008, the annual interest rate on the 2009 Notes will increase by 1.5% initially and by an additional 1.5% every 30 days until certification is achieved, up to a maximum annual interest rate of 13.5%, and all interest payments on the 2009 Notes will be required to be paid in cash.

  •
  We believe we have sufficient capital resources to complete and certify to the FCC that the MSS portion of our MSS/ATC System is operational. We may seek potential strategic partners to assist us in developing the ATC portion of our MSS/ATC System. If we chose to complete our MSS/ATC System and its related MIM services without partners, we would need to raise substantial additional funding through equity and/or debt offerings. The category of business or consumer market we choose to serve, the type and extent of ATC infrastructure necessary to serve such market and the geographic scope of our service area will affect the amount of capital needed for the terrestrial ATC portion of our MSS/ATC System. We expect that the additional funding needed for the type and scope of ATC service we would pursue without strategic partners would range from approximately $300 million to $800 million. To provide ATC service, we must separately apply to the FCC for ATC authorization, which we expect to do later in 2007, and meet certain "gating criteria," which include the provision of commercial MSS service, as a pre-condition to providing ATC service. In addition, we are required to have a spare satellite on the ground available within one year of us commencing ATC service.

  •
  For U.S. federal income tax purposes, we realized a gain of more the $300 million in 2003 on the disposition of certain securities on the maturity of a variable forward contract. This gain was offset by losses incurred in connection with the abandonment of certain assets related to our MEO satellite system in the same year. In mid-2005, the IRS commenced an audit of our 2003 U.S. federal income tax return. The IRS examination was focused on the deductibility of the losses claimed related to the MEO satellite system and the timing of the gain recognized with respect to the sale of securities under the variable forward contract. In September 2007, the IRS informed us that it had no proposed changes with respect to our 2003 income tax return, and that its audit of our 2003 income tax return is now closed. In completing its examination of the our federal income tax return for the tax year ended December 31, 2003, the IRS advised us that, while it had accepted our 2003 income tax return as filed with our reporting of the gain on the sale of securities subject to the variable forward contract in 2003, it continues to examine whether the gain reported in 2003 might be properly reported in a year prior to 2003. While the IRS has not proposed any changes to years prior to 2003 with respect to the reporting of this gain, if the IRS were to assert and sustain a position that the gain on the securities is properly reportable in a year prior to 2003, we will incur a tax liability ranging from $13 million to $133 million (including interest but excluding penalty).

  •
  We are engaged in litigation with The Boeing Company and BSSI arising out of agreements for the development and launch of our MEO satellites. BSSI's allegations are unproven and it has not specified the amount of monetary relief it is seeking. We have asserted cross-claims that we believe are meritorious. From August 2004 through September 30, 2007, we have incurred approximately $11.7 million in pursuing this litigation and expect that we will continue to incur substantial costs through the duration of the litigation. Due to the uncertain nature of litigation and the many factors beyond our control, we could incur greater costs as the litigation proceeds.

  •
  There is considerable uncertainty as to how legacy MEO satellite systems, such as ours, would be treated in any new regulatory environment in Europe. European regulators are currently considering new rules for the S-band, and the U.K. Office of Communications ("Ofcom") has requested that we continue to meet our due diligence requirements toward the deployment of commercial service on our MEO satellite system. Ofcom has requested that we take concrete steps in order to maintain Ofcom's support for us in international forums, and we have provided information that we believe satisfies Ofcom's requirements while preserving our rights as to their legality. If Ofcom does not support us in international forums, and if we are unable to preserve our claim to priority and legacy rights, we will be entitled to pursue international S-band operations on the same terms as all other operators. Depending on the development of a MEO business plan and the associated costs (including the costs to comply with the final milestone or any new milestones imposed) and the evolution of the regulatory environment for S-band systems globally, particularly in Europe, as well as the success of discussions with potential partners who could provide the funding for the development of the MEO satellite system, we may or may not proceed with the development of our physical and regulatory MEO assets.

  •
  In connection with the audit of our financial statements for the year ended December 31, 2006, our independent auditors identified a material weakness in our internal controls regarding review procedures with respect to income tax accounting. This inadequate review process, including a need for dedicated internal tax personnel, contributed to our inability to identify material misstatements in our 2005 and 2006 income tax note disclosures. We have, and will continue to take steps to remediate the material weakness identified at December 31, 2006. We have performed additional analysis and reviews to provide reasonable assurance that the financial statements and related income tax disclosures in this Form 10-Q and our other SEC filings have been prepared in accordance with generally accepted accounting principles and, in August 2007, we hired a tax manager to oversee our tax reporting and compliance matters.

    As of September 30, 2007, we had not remediated the material weakness identified by our independent auditors. We will not be able to demonstrate that this material weakness has been fully remediated or that our controls are operating effectively, until we complete our remediation efforts and both we and our independent auditors conduct a year-end assessment of our internal control over financial reporting for the fiscal year ended December 31, 2007, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. If we do not have sufficient income tax analysis and review procedures in place by December 31, 2007, we may be unable to prepare our financial statements on time and may not accurately reflect our performance or condition, which may adversely affect our business and compliance with SEC reporting obligations.

        We are subject to additional risks and uncertainties discussed under "Part II—Other Information, Item 1A. Risk Factors" in this Form 10-Q and in "Item 1A. Risk Factors" in our Form 10-K, that could adversely affect the planned development, operation or commercialization of our MSS/ATC System and our costs, competitive position, financial condition and ability to realize earnings.

Contractual Obligations

        Our primary contractual obligations include our 2009 Notes and the obligations under our primary agreements for the design, manufacture and launch of our GEO satellite and procurement of equipment and technology for use in the alpha trial of our MIM services. In the table below, we set forth our contractual obligations as of September 30, 2007 (in millions):

			Years ending December 31,
	Total	Remainder of 2007	2008-2009	2010-2011	2012 and Thereafter
Long-term debt obligations(1)	$760.5	$—	$760.5	$—	$—
Capital lease obligations	26.9	20.9	4.6	1.4	—
SAN operating lease obligations	5.7	0.7	4.3	0.7	—
Other operating lease obligations	4.7	0.2	2.3	1.7	0.5
Purchase obligations(2)	110.7	40.6	32.6	4.7	32.8

Total	$908.5	$62.4	$804.3	$8.5	$33.3

(1)
Subject to the satisfaction of certain conditions and to certain exceptions, for the period from August 16, 2007 through August 15, 2009, we have the option of paying interest with additional notes in lieu of cash at an increased rate of 8.5% per annum. We currently anticipate we will elect to make our future interest payments in the form of additional notes and the rate used to accrue interest on the outstanding 2009 Notes has been adjusted to 8.5% per annum. In the event that our GEO satellite and its associated systems are not certified as operational by August 15, 2008, the interest rate on the 2009 Notes increases by 1.5% initially and by an additional 1.5% every 30 days until certification is achieved, up to a maximum annual interest rate of 13.5%, and all payments on the 2009 Notes are required to be paid in cash.

(2)
As of September 30, 2007, we had contractual obligations of approximately $110.7 million related to the contracts described below as well as other secondary agreements related to the development of our MSS/ATC System and its related MIM services. Approximately $86.2 million of this amount is payable based on the achievement of certain construction, delivery and deployment milestones related to the development of the MSS/ATC System and the completion of certain agreed-upon services associated with the alpha trial of our MIM services. Additional payments of $23.2 million, including interest, related to in-orbit satellite performance incentives associated with our GEO satellite, are payable over 15 years from 2008 through 2023. We also have purchase commitments of approximately $1.3 million related to our MEO satellite system.

  We have an agreement with Loral to design, develop, manufacture, test and deliver one GEO satellite and to develop, test and implement certain ground-based systems related to the operation of the satellite. The satellite is expected to be delivered by January 2008. We also retain an option through December 31, 2008 to purchase one additional GEO satellite.

  We have an agreement with Lockheed for the provision of a launch service for our GEO satellite. In February 2007, we selected, in coordination with Lockheed, our launch slot as November 2007. In August 2007, we were informed by Lockheed that out launch slot would be postponed approximately six weeks: from November 1, 2007—November 30, 2007 to December 15, 2007—January 15, 2008. In November 2007, we were informed by Lockheed that our launch slot would be further postponed until March 1, 2008—March 31, 2008. These postponements were due to delays in other launches scheduled to take place prior to our launch. These delays were caused by a now-resolved launch anomaly as well as longer than expected spacecraft processing times between launches. We have exercised the right to purchase launch risk protection insurance from Lockheed, providing for a payment to us in the event of a launch failure due to the launch vehicle. We also retain an option to require Lockheed to provide a replacement launch in the event that we determine that the initial launch resulted in a satellite failure within the first six months after launch.

  We have an agreement with HNS to provide gateway equipment and services for our MSS/ATC System, including the design, manufacture, test and delivery of the radio frequency subsystem, the gateway system controller, the gateway control network and the gateway system interconnections. The gateway is located at the HNS facility in North Las Vegas, Nevada and is expected to be completed in the fourth quarter of 2007. We retain an option to purchase a diverse site radio frequency terminal along with an associated diverse site facility.

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

        Under the terms of the indenture governing the 2009 Notes, we are required to obtain launch insurance and maintain in-orbit insurance coverage, each in an amount equal to the full replacement cost of the GEO satellite. We expect to procure this policy by the end of 2007 and anticipate the cost of this insurance policy to range from approximately $40 million to $60 million.

        As a result of the implementation of FIN 48, we have recorded a liability related to reserves for income taxes of $9.7 million as of September 30, 2007. Settlement of this liability, including timing of future payment, if any, is currently uncertain.

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

        Our investment portfolio consists of fixed income debt securities, including money market funds, commercial paper, government obligations and corporate bonds, with a fair value of approximately $185.3 million as of September 30, 2007 and $288.5 million as of December 31, 2006. The primary objective of our investments in fixed income securities is to preserve principal, while maximizing returns and minimizing risk, and our policies require that we make these investments in short-term, highly-rated securities. For available-for-sale securities, unrealized gains and losses are recorded in other comprehensive income. Losses will not be realized in the condensed consolidated statement of operations unless the individual securities are sold prior to recovery or determined to be other-than-temporarily impaired. We manage our interest rate risk by purchasing securities with maturities that correspond to our liquidity needs for operations, capital expenditures and debt service. Due to the short-term nature of these investments (less than 180 days) and our investment policies and procedures, we have determined that the risk associated with interest rate fluctuations related to these financial instruments is not material to us.

        Our convertible long-term debt matures on August 15, 2009 and has a fair value of approximately $630.5 million as of September 30, 2007 and approximately $721.5 million as of December 31, 2006.

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

Item 4T.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and senior vice president—finance, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) as of September 30, 2007. These disclosure controls and procedures ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial and accounting officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of September 30, 2007, based on the evaluation of our disclosure controls and procedures, our chief executive officer and senior vice president—finance concluded that, as of such date, our disclosure controls and procedures were not effective because of the material weakness described below.

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

        We have, and will continue to take steps to remediate the material weakness identified at December 31, 2006. We have performed additional analysis and reviews to provide reasonable assurance that the financial statements and related income tax disclosures in this Form 10-Q and our other SEC filings have been prepared in accordance with generally accepted accounting principles. In August 2007, we hired a tax manager to oversee our tax reporting and compliance matters.

        As of September 30, 2007, we had not yet remediated the material weakness identified by our independent auditors. We will not be able to demonstrate that this material weakness has been fully remediated or that our controls are operating effectively, until we complete our remediation efforts and both we and our independent auditors conduct a year-end assessment of our internal control over financial reporting for the fiscal year ended December 31, 2007, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

        Except as described above, there have been no changes in our internal control over financial reporting during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        See Note 6 of our condensed consolidated financial statements, "Commitments and Contingencies" included in Part I, Item 1 of this quarterly report on Form 10-Q, for a discussion of the material legal proceedings to which we are a party.

Item 1A.    Risk Factors

        The risk factor disclosure included under Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 has not materially changed other than as noted below:

        Our 2 GHz MSS authorization is subject to significant implementation milestones, and we have requested an extension of our remaining milestones due to delays in the launch of our satellite.

        As an update to the information included under "Our 2 GHz MSS authorization is subject to significant implementation milestones" in the Risk Factor section of our Form 10-K, in August 2007, we were informed by Lockheed that out launch slot would be postponed approximately six weeks: from November 1, 2007—November 30, 2007 to December 15, 2007—January 15, 2008. In November 2007, we were informed by Lockheed that our launch slot would be further postponed until March 1, 2008—March 31, 2008. These postponements were due to delays in other launches scheduled to take place prior to our launch. These delays were caused by a now-resolved launch anomaly as well as longer than expected spacecraft processing times between launches. As a result of the postponement, we have filed an amendment to our original application to the FCC for an extension of our remaining two milestones. We have requested that the milestone for the launch of our satellite be extended until April 15, 2008 (from November 30, 2007), and that certification that the MSS system is operational be extended until May 15, 2008 (from December 31, 2007). While we believe that such requests to the FCC have been granted in the past under similar circumstances, there can be no assurance that the FCC will grant our request, nor can there be any assurance that Lockheed or ICO will achieve the new milestone dates. If we fail to meet a milestone, and we are unable to obtain a waiver or extension, we could lose our MSS authorizations. The loss of our MSS authorization would have a material adverse effect on our business prospects, financial condition and results of operations, and would be an event of default under the indenture governing the 2009 notes.

        There are significant risks associated with building, launching and operating the satellite contemplated under our business plan.

        As an update to the information included under this heading in the Risk Factor section of our Form 10-K, we have been informed by our launch provider of a delay in the launch of our satellite. As a result, we have had to request an extension from the FCC of our remaining milestones, and there can be no assurance that there will not be further delays in the launch, building or operating of our satellite. Any additional future delays may require us to seek additional regulatory extensions.

        Our use of the 2 GHz band is subject to successful relocation of incumbent users.

        As an update to the information included under this heading in the Risk Factor section of our Form 10-K, on September 4, 2007, Sprint Nextel made a filing with the FCC stating that progress in relocating the broadcast auxiliary service operations has been substantially delayed and requesting a twenty nine month extension of its clearing obligations—until February 2010. Whether the FCC will grant the request in whole or in part is uncertain, and Sprint Nextel could announce additional delays. Delays in making sufficient progress in the relocation effort could delay the alpha trial of our MIM services and the start of commercial MSS operations. Any such delay would negatively impact our ability to develop our MIM services, our revenues during the period of the delay and potentially delay the deployment of the integrated MSS/ATC System.

        In addition, Sprint Nextel has indicated that it intends to seek reimbursement of eligible clearing costs from 2 GHz MSS licensees, including us. There can be no assurance that the delays will reduce or eliminate any reimbursement obligation we may otherwise have to Sprint Nextel. We do not know the amount or exact timing of any reimbursement, but believe that payment of a reimbursement amount could be due in 2008 and that the amount could have a material adverse effect on our financial condition and results of operations.

        There are risks associated with deploying our terrestrial network and this would have a material effect on our financial condition and ability to generate revenues from operations and realize earnings.

        Our business plan contemplates the deployment of a terrestrial network in certain targeted markets, with planned expansion based upon customer needs. Tower sites or leases of space on tower sites and governmental authorizations in desirable areas may be costly and time consuming to obtain. Additionally, since the terrestrial component of our planned network will be attached to buildings, towers and other structures, natural disasters such as earthquakes, tornadoes, hurricanes or other natural catastrophic events, terrorism or vandalism could damage our network, interrupt our service and harm our business in the affected area. Temporary disruptions could damage our reputation, the demand for our services and adversely affect our financial condition. If we are unable to obtain tower space, local zoning approvals or adequate telecommunications transport capacity to develop our network or if we are unable to repair or replace our towers in a timely fashion after a natural catastrophic event or protect our towers after a man-made disaster, the launch of our network will be delayed and, as a consequence, our financial condition and ability to commence revenue-generating operations and realize earnings may be adversely effected.

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

Date	Title	Number of shares	Consideration	Recipient
September 4, 2007	Class A common stock	35,511	—	Eagle River, Inc.(1)

(1)
Issued as compensation for advisory services performed from June 1, 2007 through August 31, 2007.

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

ICO GLOBAL COMMUNICATIONS (HOLDINGS) LIMITED (Registrant)
Dated: November 13, 2007	By:	/s/ J. TIMOTHY BRYAN J. Timothy Bryan Chief Executive Officer (principal executive officer)

QuickLinks

ICO GLOBAL COMMUNICATIONS (HOLDINGS) LIMITED FORM 10-Q For the three and nine months ended September 30, 2007
INDEX
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
ICO Global Communications (Holdings) Limited (A Development Stage Enterprise) Condensed Consolidated Balance Sheets (In thousands, except share data, unaudited)
ICO Global Communications (Holdings) Limited (A Development Stage Enterprise) Condensed Consolidated Statements of Operations (In thousands, except share and per share data, unaudited)
ICO Global Communications (Holdings) Limited (A Development Stage Enterprise) Condensed Consolidated Statements of Comprehensive Income (Loss) (In thousands, unaudited)
ICO Global Communications (Holdings) Limited (A Development Stage Enterprise) Condensed Consolidated Statements of Cash Flows (In thousands, except share data, unaudited)
ICO Global Communications (Holdings) Limited (A Development Stage Enterprise) Notes to Condensed Consolidated Financial Statements (unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4T. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES