Form 10-K
period 2007-12-31
ICO Global Communications (Holdings) LTD
filed 2008-03-28
CIK 1359555

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-52006

ICO GLOBAL COMMUNICATIONS
(HOLDINGS) LIMITED
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization) Plaza America Tower I, 11700 Plaza America Drive, Suite 1010, Reston, Virginia 20190
(Address of principal executive offices including zip code) (703) 964-1400
(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	The Nasdaq Global Market

         Securities registered pursuant to Section 12(g) of the Act:
None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒.

         As of June 29, 2007, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $428,601,053.

         As of March 5, 2008, the registrant had 145,431,083 shares of Class A common stock and 53,660,000 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

ICO GLOBAL COMMUNICATIONS (HOLDINGS) LIMITED

2007 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I

Item 1.    Business.

        This Annual Report on Form 10-K contains certain forward-looking statements regarding future events and our future operating results that are subject to the safe harbors created under the Securities Act of 1933, as amended ("Securities Act"), and the Securities Exchange Act of 1934, as amended ("Exchange Act"). Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified below, under "Risk Factors." Actual events or results could differ materially due to a number of factors, including those described herein and in the documents incorporated herein by reference.

Overview

        ICO Global Communications (Holdings) Limited is a next-generation mobile satellite service ("MSS") operator. We are authorized to offer MSS services throughout the United States using a geosynchronous earth orbit ("GEO") satellite. We have applied to the U.S. Federal Communications Commission ("FCC") for authorization to integrate an ancillary terrestrial component ("ATC") into our MSS system in order to provide integrated satellite and terrestrial services. Unlike satellite-only MSS systems, which have historically appealed to a niche market, we believe that integrated MSS/ATC services may be more likely to appeal to a mass market of consumers and businesses. At the present time, we are focusing most of our resources on developing our U.S. MSS system. We have also coordinated the spectrum to enable the operation of a medium earth orbit ("MEO") satellite system globally in compliance with regulations promulgated by the United Kingdom and by the International Telecommunication Union ("ITU"), an international organization within the United Nations system.

        In this annual report, we use the terms "ICO," the "Company," "we," "our" and "us" to refer to ICO Global Communications (Holdings) Limited and its subsidiaries and, where the context indicates, its predecessor corporation. For various historical, operational and regulatory reasons, we have many subsidiaries through which we hold our assets and conduct our operations. For example, our U.S. operations are conducted through our majority owned subsidiary, ICO North America, Inc. ("ICO North America"), and its subsidiaries. We have included a chart with a summary of our organizational structure on page 15.

History and Development of Our Business

        Pre-reorganization.    We were incorporated in the State of Delaware in 2000 in order to purchase the assets and assume certain liabilities of ICO Global Communication (Holdings) Limited, a Bermuda company ("Old ICO"). Our predecessor company, Old ICO, was established in 1995 to provide global, mobile communications services using a MEO satellite network. Old ICO's original business plan was based on a global MEO satellite system designed to provide voice and data service to a wide-ranging customer base, including traditional mobile phone users, aeronautical and maritime vessels and semi-fixed installations.

        On August 27, 1999, Old ICO filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code and commenced related bankruptcy proceedings in Bermuda and the Cayman Islands with respect to certain of Old ICO's subsidiaries. From its inception in 1995 through to May 16, 2000, Old ICO had recorded an aggregate net loss of $592.6 million and had capitalized approximately $2.6 billion of costs relating to the construction of its MEO satellites, procurement of launch vehicles and a ground station network.

        On October 31, 1999, Eagle River Investments, LLC ("Eagle River Investments") and affiliates, executed a binding letter agreement with Old ICO. Pursuant to the binding letter agreement, Eagle River Investments and several other investors advanced $225 million to Old ICO under a debtor-in-possession credit agreement. From February 9 through May 16, 2000, an Eagle River Investments affiliate, ICO Global Limited, advanced Old ICO an additional $275 million under a separate debtor-in-possession credit agreement.

        Reorganization.    On May 3, 2000, the United States Bankruptcy Court approved Old ICO's plan of reorganization. We subsequently raised $122.9 million from outside investors and $577.1 million from Eagle River Investments to fund our acquisition of the assets and assumption of certain liabilities of Old ICO. On May 17, 2000, when Old ICO's plan of reorganization became effective, the following transactions occurred:

  •
  We acquired the assets and assumed certain liabilities from Old ICO in exchange for:

  •
  $117.6 million in cash;

  •
  43 million shares of our Class A common stock which were issued to Old ICO's former creditors and shareholders;

  •
  Warrants to purchase 20 million shares of our Class A common stock at $30 per share which were issued to Old ICO's former creditors;

  •
  Warrants to purchase 30 million shares of our Class A common stock at $45 per share which were issued to Old ICO's former shareholders;

  •
  The $225 million in advances by Eagle River Investments and the other investors were converted into 50 million shares of our Class A common stock; and

  •
  The $275 million in advances by ICO Global Limited were converted into 31 million shares of our Class B common stock.

        Subsequent to May 17, 2000, a group of Old ICO sales and distribution partners received 1.8 million shares of our Class A common stock, and Old ICO's former creditors received an additional 700,000 shares of our Class A common stock in connection with the bankruptcy settlement.

        As a result of the events described above, following the reorganization, Eagle River Investments, directly and indirectly through its control of ICO Global Limited, held a controlling interest in us. Effective November 28, 2001, one of our wholly-owned subsidiaries and ICO Global Limited merged with 0.93 shares of our capital stock exchanged for each outstanding share of ICO Global Limited capital stock. As a result of the merger, we issued 25,128,321 shares of our Class A common stock and 55,800,000 shares of our Class B common stock to the stockholders of ICO Global Limited, including Eagle River Investments. Eagle River Investments subsequently assigned its shares of our stock to its affiliate, Eagle River Satellite Holdings, LLC ("ERSH").

        As of December 31, 2007, we had 145,379,431 shares of Class A common stock (which has one vote per share) and 53,660,000 shares of Class B common stock (which has ten votes per share) outstanding. ERSH remains our controlling stockholder, and has an economic interest of approximately 32.8% and a voting interest of approximately 68.1%.

        Post-reorganization.    After the reorganization, we established a new management team who oversaw the construction of our MEO satellites and ground systems and developed our technical plan for the MEO satellite system. Following the launch failure of our first MEO satellite in March of 2000 as well as disagreements with the manufacturer and launch manager of our MEO satellites—disagreements that are the subject of litigation commenced in 2004—we significantly curtailed construction activity on our MEO satellite system. Despite the curtailment of satellite construction activity, we continue to explore the potential development of a MEO business plan outside of North America.

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

        In December 2004, we formed a new subsidiary, ICO North America, to develop an advanced next-generation hybrid mobile satellite service/ancillary terrestrial component system ("MSS/ATC System"), using a GEO satellite with the goal of providing wireless voice, video, data and/or Internet service throughout the United States on mobile and portable devices. In August 2005, ICO North America issued $650 million aggregate principal amount of convertible notes due on August 15, 2009 ("2009 Notes") to fund the development of our MSS/ATC System, and, in February 2006, it sold to certain of its note holders 323,000 shares of Class A common stock (less than 1% of the outstanding shares of such stock) and stock options (exercisable at $4.25 per share) to purchase an additional 3,250,000 shares of Class A common stock (approximately 1.5% on a fully diluted share basis).

        On July 14, 2006, our registration statement under the Exchange Act became effective with the U.S. Securities and Exchange Commission ("SEC") and on September 13, 2006 our stock, which had previously traded on pink sheets, began trading on the NASDAQ Global Stock Market under the symbol "ICOG."

        In 2007, ICO North America began to develop its ICO Mobile Interactive Media ("ICO mim™") service for use on its MSS/ATC System. ICO mim is intended as an interactive suite of services including mobile video, navigation, and emergency text and voice roadside assistance. ICO mim is being developed in conjunction with several telecommunications vendors, and an alpha trial of the service is planned for the second half of 2008. During the alpha trial, ICO intends to offer 8-15 channels of mobile video, a fully interactive navigation mapping and guidance program, and full interactivity for text messaging and voice service in the event roadside assistance is needed.

Business Opportunity and Strategy

        We are a next-generation MSS operator. We are authorized to offer ubiquitous MSS throughout the United States using a GEO satellite and are developing an advanced next-generation hybrid satellite-terrestrial system. We also continue to explore the development of a business plan outside of North America which would use both our physical and regulatory MEO assets. We plan to conduct an alpha trial of our ICO mim service during the second half of 2008 or 2009 in two trial markets—Las Vegas, Nevada, and Raleigh Durham, North Carolina. Despite this trial activity, we remain a development stage company and do not plan to be in commercial service for any part of 2008. In addition, our strategy and plans for 2008 outlined below may be impacted as a result of our investment in certain auction rate securities ("ARS") in early 2008 that are not currently liquid. The potential impact of these illiquid ARS is discussed below under "Risk Factors" and in Notes 2 and 14 to our consolidated financial statements.

  North America

        Industry Overview.    The wireless communications sector has been among the strongest growth sectors in the communications industry in recent years. It has also been a sector marked by rapid change and development, as consumers communicate more, in additional ways, and content providers increasingly seek to reach consumers with mobile applications. We believe this sector presents significant opportunities for the creation of new businesses to serve consumers' mobile communications and entertainment needs. In addition, as a result of the growth of wireless traffic due to rapid subscriber growth, increasing usage of wireless voice services and accelerating adoption of mobile video, data and other high-bandwidth applications, we anticipate that existing and potential wireless service providers will need to significantly increase their network capacity.

        MSS operators have historically struggled to gain mass-market penetration and profitability despite broad geographic coverage and emergency service capabilities. We believe that this has been due in part to limitations on MSS urban service coverage. Without ATC, it may be challenging for MSS systems to reliably serve densely populated areas because the satellite's signal may be blocked by high rise structures and may not penetrate into buildings. In order to create a more efficient use of satellite spectrum, encourage the broad deployment of advanced satellite services and provide for emergency services and broad rural wireless coverage, the FCC permits MSS operators, such as ourselves, to seek authorization to integrate ATC into their networks, and thus use their assigned MSS spectrum for both terrestrial and satellite use.

        We believe that MSS operators with the capability of integrating ATC into their networks can be a key factor in addressing certain needs of the U.S. wireless communications sector. For example, the ability to offer traditional cellular service together with satellite services, such as emergency capabilities when terrestrial networks are not functioning due to natural disasters, local service interruptions or acts of terrorism, will enable MSS operators and their potential partners to create real differentiation in their product and service offerings. Likewise, an MSS operator may be able to offer two-way data and voice services along with multicast broadband data and video services from its satellite segment. Such offerings can be augmented with an appropriate number of terrestrial towers for enhanced interactivity and multicast coverage.

        MSS operators in the United States have traditionally offered satellite-only services to a small number of users. As a result of the limited demand generated by this niche market, mass production of handsets and user devices has not occurred. The latest generation of satellites, however, allows for the use of smaller user devices than has historically been possible, particularly with respect to the size of the satellite reflector (antenna), which transmits signals to, and receives signals from, the user. We expect this development will allow for devices whose size and functionality fits more with the mass market demand of consumers and businesses today. In addition, satellite advancement provides more flexibility in terms of network architectures, such as ground-based beam forming ("GBBF"), which allows the operator to incorporate multiple services on the same satellite platform.

        Our Strategy.    We intend to capitalize on the rapid growth of the wireless sector in the United States by building a hybrid satellite-terrestrial system to offer ubiquitous satellite and terrestrial wireless service throughout the United States. We believe we have the ability, on a stand-alone basis or together with a partner, to offer integrated satellite and terrestrial solutions in the 2 GHz band to a mass market customer base. These advanced satellites also allow for enhanced connectivity and throughput to end user devices that was not previously possible. Because the 2 GHz band is contiguous with the advanced wireless services ("AWS") band and near the existing cellular personal communications service ("PCS") band, we believe device manufacturers should be able to develop devices and terrestrial networks in a cost-effective manner for use in the 2 GHz spectrum band. The devices could include car kits with antennas to provide mobile multicast video and/or wireless data to automobiles, traditional cellular phone type devices, notebook computer network interface cards, or other broadband or narrowband data modems and antennas.

        In 2008, we will continue the development of our MSS/ATC System. These activities include the continuation of construction of our GEO satellite by our contractor, Space Systems/Loral, Inc. ("Loral"), and the development of the associated ground systems. We have procured launch services on an Atlas V launch vehicle for our GEO satellite, with a launch date of April 14, 2008. We expect to certify our system operational by May 15, 2008, in compliance with a requested milestone date modification pending with the FCC.

        We also plan to continue our development expenditures for the terrestrial network and user devices that will work with our MSS/ATC System. We are developing devices for an alpha trial of our ICO mim service in the United States in 2008. We also have developed a limited number of mobile phone-like devices capable of making voice calls to and from our GEO satellite. We expect to continue to sign agreements with other vendors to more fully develop other technologies to permit video and data multicasting and voice and data interactivity from the satellite, as well as integrated services for the terrestrial segment. In addition, we expect to increase the number of employees focused on technical, engineering, legal, finance and administrative functions as we prepare for trials of these technologies in 2008. To the extent our investments in ARS do not become liquid or we do not secure the required financing during 2008, we plan to reduce or delay our spending on these development activities.

        Our MSS/ATC System is being designed to utilize the 20 MHz of nationwide spectrum in the 2 GHz band that the FCC has assigned to us. We believe our 20 MHz of nationwide spectrum will allow us to provide robust services to our future U.S. customers, as well as governmental and commercial users. Our position in the 2 GHz spectrum band is advantageous for several reasons, including the fact that it is contiguous to the existing AWS band and near the existing PCS band, which may facilitate integration with existing PCS and future AWS networks and systems. In addition, no other service providers are interleaved within the band, substantially reducing the potential for interference and the need for guard bands to protect from this intraband interference. We anticipate that we will be the first to launch our satellite and offer services in the 2 GHz band. Under FCC policy and the terms of our MSS authorization, being the first 2GHz MSS operator to successfully launch a satellite will allow us to choose our spectrum position first within the 2 GHz band in the United States.

        The same 20 MHz frequency band allocated for 2 GHz MSS in the United States is also designated for MSS use in Canada, and would also be adjacent to bands proposed for AWS and near existing PCS bands. We have filed an application to provide MSS service to significant portions of Canada.

        Our MSS/ATC System is being designed to be capable of supporting a full set of mass-market service offerings to urban and rural North American customers, including wireless voice, video, data and/or Internet and telematics (vehicle tracking), while addressing growing national security and public safety service needs by providing a service offering to supplement existing terrestrial networks. Our GEO satellite architecture is flexible and is expected to be compatible with widely used, existing radio protocols, including W-CDMA, GSM, DVB-SH, CDMA and OFDM, and to be able to support communications with a wide variety of user devices and handsets, many similar in size to existing cellular phones. This system architecture should provide us with many options for the creation of integrated MSS/ATC offerings.

        We believe that our MSS/ATC System should be able to leverage the following strengths to capitalize on the growing demand for wireless services. The system is being designed to:

  •
  support a full portfolio of mass-market wireless services, including traditional voice, text messaging and other narrowband applications;

  •
  support a variety of broadband applications, including multicast data and/or video from the satellite and terrestrial segments as well as two-way broadband depending upon the level of terrestrial segment deployment;

  •
  provide a nationwide integrated satellite-terrestrial service enabling nationwide coverage, with a terrestrial network of a scope and size to enable enhanced coverage and capacity;

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

        Business Model and Potential Customers.    Our business model involves providing MSS/ATC services primarily to mass-market consumers for a fee. That revenue stream may be augmented through fees from third parties that wish to offer their services or advertise over our network. We believe that the interactive capability of our network, combined with geographic positioning and other information, offers attractive opportunities for innovative advertising and other offerings. We have developed and have the capability, over time and with adequate funding, of providing a range of services, including two-way voice. The primary product/service offering currently under development is our ICO mim service, which will provide mobile video, navigation and emergency assistance, initially in cars. We plan to conduct an alpha trial of the ICO mim service in two US markets in 2008. We have an agreement with Clearwire Corporation ("Clearwire") to explore ways to collaborate on offering Clearwire's broadband Internet capabilities in conjunction with ICO mim, as well as jointly building out our terrestrial network. We could offer ICO mim and/or other services on our own or with a strategic partner.

        Given our MSS/ATC System's potential for ubiquitous nationwide mobile service combined with a terrestrial network, and the FCC's assignment to us of 20 MHz of spectrum in the 2 GHz band, we anticipate that a significant number of companies could be our potential strategic partners. We continue to have discussions with senior executives of several strategic partner candidates, including current or potential telecommunications service providers who would be able to complement our MSS offerings. Together with our capabilities, these potential partners could augment their current system capacity, expand their network footprint and offer other value-added satellite-based solutions and/or introduce wireless capability to their product portfolio. We currently expect that those companies will generally fall under the broad categories of cellular and PCS providers, satellite radio providers, cable TV service providers, satellite TV service providers and wireless broadband providers. In addition, we anticipate that international telecommunication companies seeking a U.S. operation may be potential partners. At this point, we do not know how such discussions will ultimately proceed and whether we will reach any agreement with any of the potential partners.

        Competition.    There are currently six companies, including us, who are authorized by the FCC to offer MSS services in the three ATC-eligible MSS spectrum bands, the 2 GHz band, the L-band (1.6 GHz band) and the Big LEO (low earth orbit) band (1.6 / 2.4 GHz band). These spectrum bands exhibit marked differences in frequency location, bandwidth and interference issues.

        There are currently two operators, TerreStar and us, authorized to offer MSS services in the 2 GHz band, each with 20 MHz of spectrum. TerreStar has announced plans to launch a satellite system with coverage of the United States and Canada that is expected to communicate with handsets similar to current mobile devices, and it may also seek to form partnerships with companies in the telecommunications industry. Under FCC policy and license terms, the first of us or TerreStar to launch a satellite may select which of the two 10 MHz blocks in each of the 2 GHz uplink and downlink frequency bands that it will use to provide MSS. We believe that we are positioned to be the first to launch a satellite for the 2 GHz band. In February 2008, TerreStar announced a financing transaction with Harbinger Capital, Echostar, and others.

        There are currently two entities that have U.S. authorization to provide MSS services in the L-band, Mobile Satellite Ventures and Inmarsat Global Ltd. To date, Mobile Satellite Ventures is the only MSS provider in the L-band to have received ATC authorization. Mobile Satellite Ventures currently provides MSS using two GEO satellites, and has announced plans to develop an integrated satellite and terrestrial service. Inmarsat operates a global MSS system and has announced that it intends to file for ATC authorization for a satellite that will eventually have geographic coverage of the United States. In December 2007, Inmarsat and Mobile Satellite Ventures announced that they had signed a spectrum coordination and cooperation agreement.

        Globalstar LLC and Iridium Satellite LLC are both licensed and operational in the Big LEO band; however, to date, only Globalstar has applied for and received ATC authorization. Both Globalstar and Iridium provide voice and data services using dozens of LEO satellites. Iridium's coverage is nearly global, and Globalstar covers numerous countries.

        We expect that the competition for customers and strategic partners will increase as the entities described above continue with their respective business plans. We believe that competition will be based in part on the ability to support a full set of satellite and terrestrial service offerings, time to market and product offerings, as well as the ability to use spectrum in the most efficient manner. For our ICO mim service, we will also face competition from Sirius Satellite Radio, which has sought regulatory approval to merge with XM Satellite Radio, Inc. Sirius currently offers limited mobile video service using its existing satellites. We believe this service has limited expansion capability for the foreseeable future. Sirius does, however, have significant resources, and a large customer base and strong distribution system in addition to its OEM manufacturer relationships. In addition, several large cellular companies have announced and/or initiated the use of a terrestrial mobile video offering offered by Mediaflo, a subsidiary of Qualcomm. This service is focused on handheld users and will in the near term be limited to mostly urban regions. ICO's likely competitive advantage in this area will be its satellite coverage, which will be capable of providing service to the vast majority of the United States not currently, or not likely to be, covered by Mediaflo. There are other announced potential competitors in the mobile video market including local broadcasters using the ATSC standard on their existing spectrum for urban and suburban coverage. Many of these potential competitors could also become partners in offering even more robust video services with advantages of greater content variety and very broad coverage.

  Outside of North America

        We have coordinated the spectrum to operate a MEO satellite system globally outside of the United States (with the exception of two Middle Eastern countries) in the 2 GHz band in compliance with regulations promulgated by the United Kingdom and by the ITU. We have in orbit one MEO satellite, which currently provides data gathering services for an agency of the U.S. government. We have ten additional MEO satellites in storage, most of which are in advanced stages of completion. We are currently using two gateway ground stations equipped with five antennas each, one located in the United States and the other in Germany, to monitor the MEO satellite in orbit. In addition, we have other gateways around the world which we believe could be made active with reasonable efforts to enhance coverage of our global system.

        In recent years, the wireless communications sector has been among the strongest growth sectors in the communications industry globally. In many markets, the amount of wireless traffic has grown at rates greater than in the United States. We anticipate that existing and potential wireless service providers will likely need to significantly increase their network capacity in order to maintain quality voice and data services while at the same time satisfying the growing consumer demand for enhanced and combined mobile and satellite service offerings.

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

Regulation

        Our ownership and operation of satellite and wireless communication systems is subject to regulation from the FCC, the ITU and U.K. Office of Communications ("Ofcom").

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

        FCC authorizations to provide MSS are subject to various regulatory milestones relating to the construction, launch and operation of MSS satellites. The FCC milestone requirements are intended to ensure the rapid delivery of service to the public and to prevent the "warehousing" of spectrum. We have met ten FCC milestones, and our right to use our assigned MSS spectrum to provide service is conditioned on our completion of two additional FCC milestones. Due to the postponement of our launch slot by Lockheed Martin Commercial Launch Services, Inc. ("Lockheed"), we have filed an amendment to our original requested extension of our remaining two FCC milestones. We have requested that the milestone for the launch of our satellite be extended until April 15, 2008 (from November 30, 2007), and that certification that the MSS system is operational be extended until May 15, 2008 (from December 31, 2007). As of March 27, 2008, the FCC has not granted these extensions.

        In addition, our use of the 2 GHz band is subject to successful relocation of incumbent broadcast auxiliary service, cable television relay service and local television transmission service (collectively "BAS") users and other users in the uplink portion of our band. The FCC's rules require new entrants to the 2 GHz band, including 2 GHz MSS licensees, to relocate incumbent BAS users. Sprint Nextel, a new entrant in the 2 GHz band, is required to relocate incumbent BAS users in the 1990-2025 MHz band, which includes the 2 GHz MSS uplink band. On September 4, 2007, Sprint Nextel and other BAS parties filed a waiver request with the FCC stating that the progress in relocating the BAS operations has been delayed and, as modified by subsequent filings, Sprint Nextel requested an extension of its clearing deadline until August 2009. On March 5, 2008, the FCC ruled on this request, granting an extension to Sprint Nextel until March 2009, subject to a number of conditions and clarifications. Given Sprint Nextel's delays of the relocation of incumbent users in the 2 GHz band, commercial MSS operations will be delayed until at least early 2009. Sprint Nextel has also indicated that, despite the delay in relocation and the delay in the ability of MSS operators to commence operations, it intends to seek approximately $200 million in reimbursement of eligible clearing costs from 2 GHz MSS licensees on a pro rata basis. Whether Sprint Nextel will be entitled to any reimbursement and, if so, how much is uncertain, and will depend on facts that have not yet been established and on the application of the FCC's rules. Finally, 2 GHz MSS licensees also must relocate incumbent microwave users in the 2 GHz MSS downlink band at 2180-2200 MHz or reimburse other parties for their costs of relocating those incumbent users. We have begun this process. We plan to complete the clearing necessary for our two market alpha trial of ICO mim by the second half of 2008, and have commenced the necessary clearing process for nationwide MSS service as well.

        ATC Authorization.    ATC authorization enables the integration of a satellite-based service with terrestrial wireless services, resulting in a hybrid MSS/ATC system. The FCC regulates the ability to provide ATC-related services, and authorization for such use is predicated on compliance with and achievement of various regulatory milestones relating to the construction, launch and operation of the underlying MSS system. An MSS operator seeking to provide commercial ATC service must separately apply for ATC authorization and meet "gating criteria" related to the operation of its MSS system as a pre-condition to providing ATC service, including the following:

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

  •
  ATC-only subscriptions are prohibited.

        We applied for ATC authorization in December 2007. To provide MSS/ATC services in the United States, we must also apply for separate FCC authorizations to cover terrestrial facilities used to provide the services, including licenses and equipment certifications for the MSS/ATC handsets and other end-user equipment. We also applied for these authorizations in 2007, and are continuing to make additional regulatory filings in 2008.

  International Telecommunication Union

        The ITU regulates on a global basis the use of radio frequency bands and orbital locations used by satellite networks to provide communications services. The use of spectrum and orbital resources by us and other satellite networks must be coordinated pursuant to the ITU's Radio Regulations in order to avoid interference among the respective networks. Under ITU rules, our MEO satellite system is deemed to have been brought into use and therefore is entitled to international recognition and legal protection and interference protection. However, this status is subject to ongoing due diligence requirements in the construction of our MEO satellite system.

        Separately, by June 1, 2012, the ICO North America GEO system is required under ITU rules to be brought into use and coordinated with those national administrations whose satellite systems have superior ITU rights and who have communicated coordination requests to the ITU with respect to the

ICO North America GEO system. If we fail to complete coordination with such administrations and systems prior to the launch of the ICO North America GEO system, the GEO system may be prohibited under ITU rules from providing coverage to countries with whom coordination requests are outstanding. We do not anticipate any issues in meeting these requirements.

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

        Ofcom submits and maintains ITU filings on our behalf pursuant to our continuing compliance with U.K. due diligence requirements for each of our MEO and GEO systems, respectively. U.K. due diligence requirements include obligations to proceed with our business plans and to comply with Ofcom and ITU requirements related to filings made and activities undertaken on our behalf. These activities may include European Commission proceedings and may also include Conference of European Posts and Telecommunications ("CEPT") decisions as they are developed for the provision of MSS in the 2 GHz band in Europe. For example, we have certified that the MEO satellite system has met seven of the eight milestones specified in the 1997 CEPT decisions that provisioned spectrum in Europe for 2 GHz MSS systems. U.K. due diligence obligations requires that we meet the final milestone by providing commercial services, which may likely require the launch of additional MEO satellites. The precise requirements and timing that may be imposed by Ofcom in this regard are still to be determined. Ofcom has requested, however, that we continue to meet our due diligence requirements, and has requested that concrete steps be taken by us in the near future toward the deployment of commercial service on our MEO system in order to maintain Ofcom's support for us in international forums. We have submitted materials that we believe comply with Ofcom's requests, while preserving our legal rights regarding the propriety of those requests, but Ofcom has not yet expressed a view on our compliance. In addition, we must diligently participate in international coordination meetings arranged by Ofcom and coordinate with other national administrations in good faith.

  European Community

        The European Commission ("EC") on February 14, 2007 adopted a decision on the "harmonized use of radio spectrum in the 2 GHz bands for the implementation of systems providing MSS." This decision states that radio spectrum is available and planned to be used for MSS in the frequency bands 1980 - 2010 MHz and 2170 - 2200 MHz.

        In addition, the EC prepared a draft report for European Parliament legislative resolution entitled "proposal for a decision of the European Parliament and the Council on the selection and authorization of systems providing MSS ("Report")." This Report lays down the regulatory process and framework including milestones and selection criteria for 2 GHz operators in Europe. The European Parliament is scheduled to debate the Report around the second quarter of 2008 and a vote on the legislation may occur in the third quarter of 2008, and be officially published later in 2008. If adopted, the Report could impact our claims to 2 GHz spectrum. The Report does not expressly recognize ICO's claims to spectrum in Europe, though it does allow the EC to take account of special circumstances, and ICO would be eligible to compete for 2 GHz spectrum on the same terms as other candidates.

Our Planned Systems and Operations

  MSS/ATC System

        We are working closely with several industry-leading vendors to design and build our MSS/ATC System for North America. To date, we have certified that we have met the first ten FCC milestones. These milestones are designed to measure our progress toward having our MSS system certified as operational by May 15, 2008 in accordance with the modified milestone schedule that ICO has requested from the FCC.

        Once fully developed, our MSS/ATC System infrastructure is expected to include the following:

  •
  one orbiting GEO satellite, which will utilize a "bent pipe" architecture, where the satellite "reflects" the signals between the end-user equipment and the gateway ground station;

  •
  GBBF equipment that is located at the gateway ground station;

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

        GEO Satellite.    We have contracted with Loral to construct our GEO satellite. In addition, we have contracted with Loral for the construction and integration with the GEO satellite of the GBBF equipment for the gateway segment. Our satellite is complete and arrived at the launch site on February 28, 2008. Our GEO satellite design is based on a Loral 1300 standard satellite platform that has been optimized for GEO MSS/ATC communications requirements. It features an expected 15-year service life and has a 12-meter unfurlable reflector (antenna) that focuses the 2 GHz signals on North America.

        We have contracted with Lockheed to provide launch services on an Atlas V launch vehicle. Lockheed has scheduled a launch date of April 14, 2008.

        The GEO satellite is designed to enable us to provide continuous service coverage primarily in all 50 states in the United States, as well as Puerto Rico and the U.S. Virgin Islands. If appropriate regulatory approval is granted by other countries, the GEO satellite is capable of providing service outside of the United States, throughout many parts of North America.

        The FCC originally authorized us to operate our GEO satellite at an orbital slot at 91° west longitude. We determined that this orbital slot could present coordination challenges with other GEO satellites operated at or near 91° west longitude. We therefore submitted an ITU filing for operation at the 93° west longitude orbital slot, and negotiated with the party who formerly held the first priority rights, for purposes of the ITU rules, at this orbital location. In December 2006, the FCC granted our application to change the orbital location of our GEO satellite to 92.85° west longitude.

        The FCC's rules require us to maintain a spare satellite on the ground within one year after commencing ATC service. The spare satellite must be launched into orbit during the next commercially reasonable launch window following a satellite failure. The spare satellite is not a requirement for the provision of MSS-only services. We may use our 93° west longitude orbital slot for this second satellite.

        Ground-Based Beam Forming Equipment.    Our GBBF equipment is located at the gateway ground station and at four geographically dispersed sites in the continental United States. GBBF is a method of processing the communication signals at the gateway in a manner such that the satellite can dynamically form up to 250 spot beams of varying sizes throughout our coverage area in both the uplink and downlink paths.

        Gateway Segment.    The gateway segment of our MSS/ATC System has been constructed in North Las Vegas, Nevada, and we expect it will be fully operational during the second quarter of 2008. The gateway will consist of a large gateway feederlink antenna, along with the equipment necessary to communicate with the satellite. The gateway ground station will track the GEO satellite with the gateway antenna and will manage traffic routing and satellite telemetry, tracking and command between the ground and satellite antennas so as to maintain uninterrupted communications. A redundant gateway antenna and associated ground equipment may be implemented as needed.

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

        End-User Devices.    In order to provide integrated services that maximize the benefits of the combination of satellite and terrestrial components, we intend to work with one or more user device or handset platform manufacturers and potentially one or more terrestrial ATC partners to design and develop MSS/ATC capable devices. We are developing a series of user devices for use with our ICO mim alpha trial. We have also developed a prototype technology for a lightweight mass-market handset similar to existing cellular phones and PDAs or a modem like device capable of communicating with any number of existing mass market user devices such as laptops or DVD screens. We believe a dual-mode (terrestrial/satellite) mobile device that is comparable to current terrestrial mobile phones can be constructed with relatively little additional hardware expense. We also may develop several different types of handsets and other mobile devices for specific applications, such as homeland defense, telematics, mobile video, maritime, and aeronautical.

        Satellite Risk Management.    We have procured launch and in-orbit satellite insurance coverage from approximately two dozen underwriters. These policies cover claims arising from events that take place during the launch phase, the subsequent in-orbit testing and through the operations phase of the satellite until one year from launch. The policies include the partial or full loss of the satellite during launch phase, the failure of a satellite to obtain proper its orbit and the failure of a satellite to perform in accordance with design specifications once in orbit during the policy period. The amount of coverage during the launch and in-orbit phases varies based on certain conditions with the launch phase covered for up to $344 million and the in-orbit phase covered for up to $278 million. These policies also include customary commercial satellite insurance exclusions and/or deductibles and material change limitations, including exclusions on coverage for damage arising from acts of war and other similar potential risks in addition to exclusions for certain types of problems affecting the satellite that were known at the time the policy was written. As is common in the industry, we have not insured against business interruption, lost revenues or delay of revenues in the event of a total or partial loss of the communications capacity or life of the satellite. The total cost of this insurance, including commissions and insurance obtained by exercising an option under our contract with Lockheed, will be approximately $44 million.

  Our MEO Satellite System

        In addition to our planned MSS/ATC System, we are also pursuing the development of a MEO satellite system outside of North America. Following one launch failure in March 2000, as well as disagreements with the manufacturer and launch manager of our MEO satellites, which disagreements are the subject of litigation commenced in 2004, we gave notice of the termination of the construction and launch agreements for our MEO satellites. In 2003, we also decided that we would no longer provide full funding to certain of our subsidiaries to pay the operators of gateways for the MEO satellite system unless the agreements with such operators were restructured to reduce service levels and payment obligations. As a result, eight of the ten operators have terminated their agreements, five of which have been successfully renegotiated and our obligations in four of these have been satisfied and thereunder released, and in the last case a payment plan agreed. In the other three gateways where the agreements have been terminated, there has not been a settlement reached yet. In the case of the two gateways that have not been terminated, one agreement has been extended and the other one we continue to perform under as previously agreed.

        We have in orbit one MEO satellite launched in June 2001, referred to as "F2," which currently provides data gathering services for an agency of the U.S. government. Primary satellite control is provided under an agreement with Intelsat Corporation, with backup satellite control provided by us in Slough, United Kingdom. We are required to have the capability of controlling F2 from the United Kingdom as part of our U.K. authorization. We are currently using two gateway ground stations each equipped with five antennas to monitor F2. We also own a facility in Itaborai, Brazil, on which certain gateway equipment for the MEO satellite system is located, but is not currently operational.

        In addition, we have ten MEO satellites stored in a leased storage facility, most of which were in advanced stages of completion prior to the termination of work under the MEO satellite agreements. The MEO satellites, including F2, are a modified Hughes 601 and Hughes 702 design and have a designed in-orbit life of 12 years. The satellites feature active S-band antennas capable of forming up to 490 beams for satellite-user links and C-band hardware for satellite-ground station links.

        The regulatory environment which governs our MEO satellite system in Europe is likely to change in the next year, and there is considerable uncertainty as to how legacy systems, such as our MEO satellite system, would be treated under any new regulatory regime. In addition, we are currently in litigation with the sole manufacturer of our MEO satellites. As a consequence of these substantial uncertainties, in late 2004 we concluded that there was no reliable business plan that would predictably value our MEO satellite system. We have written down the assets related to our MEO satellite system to zero for accounting purposes on our consolidated financial statements.

        However, we continue to explore the potential development of a MEO business plan outside of North America. We continue to hold discussions with a number of potential partners who could provide funding for development of the MEO satellite system or other strategic assets to complement our physical and regulatory MEO assets. At this point, we do not know how such discussions will ultimately proceed and whether we will reach any agreement with any of the potential partners. In addition to pursuing the development of the MEO satellite system, we may also pursue the integration of ATC-like components into our MEO satellite system to the extent permitted by applicable foreign regulatory authorities in the future. Such integration has recently been approved in Europe, where its principal spectrum regulatory body adopted a decision designating 2 GHz spectrum for MSS systems, including those supplemented by integrated terrestrial operations (a complementary ground component). We are also exploring the provision of service on F2 for disaster mitigation and recovery, and have begun preliminary work to produce devices that will function on F2 for that purpose. We have a memorandum of understanding with the Commonwealth Business Council and the ITU under which we would provide millions of free minutes of satellite usage for humanitarian purposes over 2 years.

Summary Organizational Chart

        The following chart is a summary of the organizational structure of our company as of December 31, 2007. For various historical, operational and regulatory reasons, we have many subsidiaries through which we hold our assets and conduct our operations. This chart only lists our primary subsidiaries. Many of these subsidiaries were formed in connection with the development of the MSS/ATC System. Unless otherwise indicated, each entity is wholly-owned by its parent entity.

*
ICO North America has outstanding 2009 Notes. If all of the 2009 Notes are converted, the Company's equity interest in ICO North America would be decreased to approximately 55%.

        ICO Global Communications (Operations) Limited is permitted to operate a MEO satellite system globally in compliance with regulations promulgated by the United Kingdom and by the ITU. Our operations outside of North America are primarily conducted by this subsidiary and its subsidiaries.

        ICO North America, Inc. was formed to develop the MSS/ATC System, and all of our operations in North America are conducted by this subsidiary and its subsidiaries. ICO North America is funding the MSS/ATC System, in part, through the issuance of the 2009 Notes.

        ICO Satellite Services Limited and ICO Services Limited are the subsidiaries through which ICO North America holds a 100% interest in ICO Satellite Services G.P.

        ICO Satellite Services G.P. was assigned 8 MHz of 2 GHz spectrum by the FCC for the provision of MSS in the United States. The FCC granted ICO Satellite Services G.P.'s request in May 2005 to modify its reservation of spectrum for the provision of MSS in the United States using a GEO satellite system rather than a MEO satellite system. ICO Satellite Services G.P. transferred the FCC authorization to New ICO Satellite Services G.P. in December 2005. ICO Satellite Services G.P. is also the assignee of the contract between ICO Satellite Management, LLC and Loral for construction of a GEO satellite and the GBBF equipment for use in the MSS/ATC System. In March 2006, ICO Satellite Services G.P. entered into an agreement with Lockheed to provide launch services on an Atlas V launch vehicle. ICO Satellite Services G.P also holds the contract for the construction and operation of our gateway in North Las Vegas, Nevada, as well as other contracts for the operation of the MSS/ATC System. ICO Satellite Services G.P. owns a 99.99% interest in New ICO Satellite Services G.P.

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

  Financial Information About Geographic Areas

        Most of our assets and current development activities relate to our business in North America. The following table contains the location of our long-lived assets as of December 31, 2007 and 2006 (in thousands):

	December 31,
	2007	2006
United States	$410,427	$322,019
Foreign	3	—

	$410,430	$322,019

Intellectual Property

        We hold 30 granted U.S. patents and have pending patent applications. For our MSS/ATC System, the patents and applications cover features such as various frequency reuse schemes, different terrestrial and satellite air interfaces, dual-mode user devices, network control and frequency planning, among others. We hold 29 granted foreign patents. ICO, ICO mim, the ICO logo and the ICO mim logo are trademarks or registered trademarks of the Company in the United States and/or other countries.

Employees

        As of December 31, 2007, we had a total of 46 employees, including executive officers. We have also engaged consultants for the purpose of providing human resources, accounting services, strategy, regulatory and certain engineering specialties. We recently hired several employees in the technical, administrative, legal, finance and operating fields. Our employees are not subject to any collective bargaining agreements.

Available Information

        The address of our website is www.ico.com. You can find additional information about us and our business on our website. We make available on this website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. You may read and copy this Form 10-K at the SEC's public reference room at 100 F Street, NE,

Washington, DC 20549-0102. Information on the operation of the public reference room can be obtained by calling the SEC at 1-800-SEC-0330. These filings are also accessible on the SEC's website at www.sec.gov.

        We also make available on our website in a printable format the charters for certain of our various Board of Director committees, including the Audit Committee and Compensation Committee, and our Code of Conduct and Ethics in addition to our Certificate of Incorporation and Bylaws. This information is available in print without charge to any stockholder who requests it by sending a request to ICO Global Communications (Holdings) Limited, 11700 Plaza America Drive, Suite 1010, Reston, VA 20190, Attn: Corporate Secretary. The material on our website is not incorporated into or is a part of this Form 10-K.

Item 1A.    Risk Factors.

        The risks below address some of the factors that may affect our future operating results and financial performance. If any of the following risks develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected.

Risks Related to Our Business

        We have no significant operations, revenues or operating cash flow and will need additional liquidity to fund our operations and fully fund all necessary capital expenditures.

        We were restructured in a bankruptcy and, since May 2000, have had no significant operations or revenues and do not generate any cash from operations. With the exception of 2005 when we recognized net income due to gains recognized on certain contract settlements, we have incurred net losses since our inception. We expect to have losses for the foreseeable future. We continue to incur expenses, which must be funded out of cash reserves or the proceeds, if any, of future financings.

        The implementation of our business plan, including the construction and launch of a satellite system and the necessary terrestrial components of the MSS/ATC System, will require significant funding. It is unclear when, or if, we will be able to generate sufficient cash from operations to cover our expenses and fund capital expenditures beyond those required to complete the MSS portion of the MSS/ATC System. Our current assets will not be sufficient to fund our expenses through deployment of the integrated MSS/ATC System and commencement of revenue-generating operations. We would need substantial additional capital if we determine to develop the necessary ATC ground infrastructure alone, rather than with strategic partners. We expect that the additional funding needed for the type and scope of ATC service we would pursue without strategic partners would range from approximately $300 million to $800 million, depending on the business or consumer market we choose to serve, the type and extent of ATC infrastructure necessary to serve such market and the geographic scope of our service area. Moreover, the indenture governing the 2009 Notes restricts our ability to incur additional indebtedness and to sell, lease, transfer or encumber any of our assets. There is a risk that we will not be able to obtain the additional funding required in the amounts or at the time the funds are required. If we are unable to obtain a partner or sufficient funds, we will not be able to pursue an ATC System or any business plan requiring an ATC System.

        Subsequent to December 31, 2007, we hold investments in Auction Rate Securities that may not be immediately convertible into cash which could impact the funding of future operations.

        Subsequent to December 31, 2007, we used the proceeds from the sale and maturity of certain of our investments and cash and cash equivalents to purchase approximately $98 million of student loan backed ARS consisting of variable rate bonds, with maturities ranging from 24 to 39 years, for which the interest rates are reset through a dutch auction each month. These monthly auctions have historically provided a liquid market for these ARS. Our ARS, which were purchased in accordance with our investment policy, are AAA/Aaa rated and the underlying loans are 97% insured by the U.S. Department of Education. As a result of the impact of the current conditions in the global financial markets, the ARS we purchased subsequent to December 31, 2007 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. Therefore, cash from the sale of these ARS, which we anticipated would be available during 2008, may not be available in 2008 to sufficiently fund our operating activities. To the extent our ARS do not become liquid, or we do not secure funding beyond the working capital facility described below, we plan to significantly reduce our operating and development expenditures, which would include, among others, capital expenditures for the terrestrial network development of our MSS/ATC System, related personnel and vendor support, and other overhead. We obtained a $40 million working capital facility on March 27, 2008 that is collateralized by a first priority lien on substantially all of the assets of ICO North America and its subsidiaries. This facility will be utilized to provide the necessary cash flow for operations during 2008.

        We may not be successful in implementing our business plan and this failure would have a material effect on our financial condition and ability to generate revenues from operations and realize earnings.

        Our business plan contemplates building an MSS/ATC System serving all 50 states in the United States, as well as Puerto Rico and the U.S. Virgin Islands. Neither we nor any other company in the past has offered service over such an integrated satellite and ATC network. We may be unable to develop such a network in the timetable or within the total costs projected, or we may be unsuccessful at selling the services provided by such a network. We are substantially dependent on the efforts of certain of our suppliers, in particular Loral and Lockheed, to develop and deliver the satellite and other material components of our planned MSS/ATC System in working condition, and there are no readily available substitutes for these suppliers. We presently have limited operations other than development of our MSS/ATC System and delays in the delivery or deployment of the satellite will be harmful to the implementation of our business plan and, as a consequence, our financial condition and ability to commence revenue-generating operations and realize earnings.

        There are significant risks associated with building, launching and operating the satellite contemplated under our business plan.

        Our business plan contemplates operating one GEO satellite, exposing us to risks inherent in satellite launch and operations, including possible launch failure, incorrect orbital placement or failure of the satellite to perform as specified. If the satellite as delivered is not in working condition for launch, this could cause us to miss our scheduled launch date. Such a delay could be caused by many factors, including design, component and construction issues. A launch failure would result in significant delays in the deployment of the GEO satellite because of the need both to construct a replacement satellite, which can take 27 months or longer, and to obtain another launch opportunity. Such significant delays could materially and adversely affect our operations. Launch vehicles may also underperform, failing to place the GEO satellite in the desired orbital location. Even if we are able to place the GEO satellite into service by using its onboard propulsion systems to reach the desired orbital location, the satellite's useful life could be reduced. Satellites generally are subject to significant operational risks while in orbit. These risks include malfunctions, commonly referred to as anomalies, which can occur as a result of various factors, such as satellite manufacturers' errors, problems with the power or control systems of the satellites and general failures resulting from operating satellites in the harsh environment of space. We suffered a launch failure with one of our MEO satellites, and another satellite in the MEO satellite system that was successfully launched experienced an anomaly in orbit that delayed functionality for several months. In addition, our GEO satellite systems will utilize GBBF, a new technology that has not been implemented in a satellite system previously.

        While we have previous experience in launching and operating satellites and have obtained insurance for the launch and on-going operations of the satellite, such insurance may not fully cover all losses we may experience. We may face delay and/or financial loss in the case of a disruption in the GEO satellite's construction or operation. We may not be able to obtain insurance to cover all the possible sources of failures or other amounts of loss. The occurrence of a launch failure could materially adversely affect our ability to insure the subsequent launch of our satellites at commercially reasonable premiums, as premiums may rise significantly following the occurrence of a launch failure depending on the cause of such failure. Once launched, we may be unable to obtain and maintain insurance for our GEO satellite, and the insurance we obtain will not cover all losses we may experience. We do not expect to insure against business interruption, lost revenues or delay of revenues. Also, any insurance we obtain will likely contain certain customary exclusions and material change limitations that would limit our coverage.

        A launch or operational failure of the satellite may also endanger our FCC authorization to provide MSS using the 2 GHz spectrum in the event that satellite services cannot be promptly or fully initiated or restored. The loss of our MSS authorization would eliminate the value of our spectrum assignment and ability to generate revenues from commercial MSS/ATC System operations, which would have a material adverse effect on our financial condition. See "Regulatory Risks—Our 2 GHz MSS authorization is subject to significant implementation milestones, and we have requested an extension of our remaining FCC milestones because delays in the launch of our satellite will not allow us to meet the remaining milestones by the current deadlines."

        We have experienced delays from both our satellite manufacturer and our launch provider. In the fourth quarter of 2006, we were informed by our satellite manufacturer, Loral, that it projected a delay in delivery of the GEO satellite. In August 2007, we were informed by Lockheed that our launch slot would be postponed approximately six weeks, and then that it was postponed again due to delays in other launches scheduled to take place prior to our launch. Our current launch date is April 14, 2008. We currently have pending before the FCC a request for a modification of our remaining two milestones. We have requested that the milestone for the launch of our satellite be extended until April 15, 2008 (from November 30, 2007), and that certification that the MSS system is operational be extended until May 15, 2008 (from December 31, 2007). While we believe that such requests to the FCC have been granted in the past under similar circumstances, the FCC could deny our request. Moreover, we could fail to meet the new milestone dates. If we fail to meet a milestone, and we are unable to obtain a waiver or extension, we could lose our MSS authorization. The loss of our MSS authorization would have a material adverse effect on our business prospects, financial condition and results of operations, and would be an event of default under the indenture governing the 2009 Notes. In such a situation, the outstanding principal amount of the 2009 Notes would become due immediately after FCC appeals are exhausted and 25% of the noteholders demand payment.

        There are significant technological risks associated with development of our MSS/ATC System.

        The successful development of our MSS/ATC System will require us, through our subsidiaries and together with our suppliers and partners, to develop several new systems. These include the integrated MSS and ATC systems, dual direction GBBF for communications between the satellite and terrestrial equipment, and the development of mass-market dual mode devices that will meet the FCC's requirements. These devices are currently being developed. Although GBBF has been used for satellites before, to the best of our knowledge, it has never been implemented in both directions to the extent planned for the GEO satellite. Also, the GEO satellite may operate at lower signal strength than other satellites, increasing the challenge of developing a suitable dual mode device. Each of these developments represents unique challenges that may impact schedule and development cost. In addition, the end-user devices and the new network infrastructure may be at a cost disadvantage, due to lack of manufacturing scale. This may place us at a cost disadvantage with respect to other terrestrial carriers.

        Other parties may have patents or pending patent applications related to integrated MSS/ATC System technology. Those parties may claim that our products or services infringe their intellectual property rights and bring suit against us for infringement of patent or other intellectual property rights. Although we believe that we do not (and we do not intend to), we may be found to infringe on or otherwise violate the intellectual property rights of others. If our products or services are found to infringe or otherwise violate the intellectual property rights of others, we may need to obtain licenses from those parties or design around such rights, increasing development costs and potentially making the system's operation less efficient. We may not be able to obtain the necessary licenses on commercially reasonable terms, or at all, or to design around such rights. In addition, if a court finds that we infringe or otherwise violate the intellectual property rights of others, we could be required to pay substantial damages or be enjoined from making, using or selling the infringing product or technology. We could also be enjoined while an infringement suit was pending. Any such claim, suit or determination could have a material adverse effect on the operation of the MSS/ATC System or our competitive position and ability to generate revenues.

        We will have to license hardware and software for our MSS/ATC System and products. There is a risk that the necessary licenses will not be available on acceptable commercial terms. Failure to obtain such licenses or other rights could have a material adverse effect on the operation of the MSS/ATC System and our ability to remain competitive and generate revenues from operations.

        The success of our business plan may depend on our ability to form strategic partnerships to develop our MSS/ATC System under the constraints of various regulatory requirements.

        Our business plan contemplates that we may form strategic partnerships with parties who are able to complement our satellite offerings and benefit from our satellite and/or terrestrial network components. We currently have no strategic partners for our MSS/ATC System, and we may be unable to form such partnerships on attractive terms. Further, such partnerships may be subject to various regulatory requirements on operation and ownership of satellite and terrestrial assets that may significantly impact the value to a third-party of entering into a strategic relationship with us. Failure to obtain a strategic partner would make it more difficult to meet our financing requirements and strategic objectives.

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

        We may also face competition from other MSS operators planning to offer MSS/ATC services. In addition, the FCC could make additional wireless spectrum available to new or existing competitors. For example, in 2006 the FCC auctioned 90 MHz of spectrum designated for advanced wireless services, which includes a variety of wireless services such as Third Generation, or 3G, mobile broadband and advanced terrestrial wireless services. In addition, the FCC has recently commenced the auction of another 62 MHz of spectrum in the 700 MHz band. The FCC has designated additional spectrum for advanced wireless services, but has not yet adopted licensing or service rules for that spectrum.

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

        We do not know whether any of our pending patent applications will be issued or, in the case of patents issued or to be issued, that the claims allowed are or will be sufficiently broad to protect our intellectual property. Even if all of our patent applications are issued and are sufficiently broad, our patents may be challenged, invalidated or circumvented. In addition, we do not know whether we will be successful in maintaining the rights to our granted trademarks and these trademark rights may be challenged. Moreover, patent and trademark applications filed in foreign countries may be subject to laws, rules and procedures that are substantially different from those of the United States, and any resulting foreign patents may be difficult and expensive to enforce. We could, therefore, incur substantial costs and diversion of resources in prosecuting patent and trademark infringement suits or otherwise protecting our intellectual property rights, which could have a material adverse effect on our financial condition and results of operations, regardless of the final outcome. Despite our efforts to protect our proprietary rights, we may not be successful in doing so or that our competitors will not independently develop or patent technologies equivalent or superior to our technologies.

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

        We may be unable to determine when third parties are using our intellectual property rights without our authorization. The unremedied use of our intellectual property rights or the legitimate development or acquisition of intellectual property similar to ours by third parties could reduce or eliminate any competitive advantage we have as a result of our intellectual property, adversely affecting our financial condition and results of operations. If we must take legal action to protect, defend or enforce our intellectual property rights, any suits or proceedings could result in significant costs and diversion of our resources and management's attention, and there is a risk that we may not prevail in any such suits or proceedings.

        The IRS is reviewing the timing of our recognition of certain gains reported on the disposition of securities through a variable forward contract.

        For U.S. federal income tax purposes, we realized a gain of more than $300 million in 2003 on the disposition of certain securities on the maturity of a variable forward contract. This gain was offset by losses incurred in connection with the abandonment of certain assets related to our MEO satellite system in the same year. In mid-2005, the Internal Revenue Service ("IRS") commenced an audit of our 2003 U.S. federal income tax return. The IRS examination was focused on the deductibility of the losses claimed related to the MEO satellite system and the timing of the gain recognized with respect to the sale of securities under the variable forward contract. In September 2007, the IRS informed us that it had no proposed changes with respect to our 2003 income tax return, and that its audit of our 2003 income tax return is now closed. In completing its examination of the our federal income tax return for the tax year ended December 31, 2003, the IRS advised us that, while it had accepted our 2003 income tax return as filed with our reporting of the gain on the sale of securities subject to the variable forward contract in 2003, it intended to give further consideration to whether the gain reported in 2003 might be properly reported in a year prior to 2003. While the IRS has not proposed any changes to years prior to 2003 with respect to the reporting of this gain, if the IRS were to assert and sustain a position that the gain on the securities is properly reportable in a year prior to 2003, we will incur a tax liability ranging from $13 million to $136 million (including interest but excluding penalty), dependent upon which year the gain may be reportable. In August 2007, we extended the statute of limitations on the federal income tax return of ICO Global Limited (our subsidiary that held the variable forward contract in 2000) to September of 2008.

        We are engaged in litigation with The Boeing Company and Boeing Satellite Services International, Inc. and expect to incur material expenses in pursuing this litigation.

        We are engaged in litigation with The Boeing Company and Boeing Satellite Services International, Inc. ("BSSI"), arising out of agreements for the development, construction and launch of MEO satellites for our subsidiary, ICO Global Communications (Operations) Limited. We have asserted cross-claims that we believe are meritorious in this litigation, but affirmative claims of BSSI are still pending. While BSSI's allegations are unproven and it has not specified the amount of monetary relief it is seeking, BSSI alleges that it suffered a loss of a material amount of revenues that it would have otherwise realized had it performed under the agreements. From August 2004 through December 31, 2007, we have spent approximately $13 million in pursuing this litigation and expect that we will continue to incur additional costs through the litigation, which is scheduled for trial motions and jury screening starting on April 18, 2008, with trial commencing on May 5, 2008. Due to the uncertain nature of litigation and the many factors beyond our control, we could incur greater costs as the litigation proceeds.

        We may be unable to deploy our terrestrial network in the appropriate timeframe and at an appropriate cost, which would have a material effect on our financial condition and ability to generate revenues from operations and realize earnings.

        Our business plan contemplates the deployment of a terrestrial network in certain targeted markets, with planned expansion based upon customer needs. Tower sites or leases of space on tower sites and governmental authorizations in desirable areas may be costly and time consuming to obtain. Additionally, since the terrestrial component of our planned network will be attached to buildings, towers and other structures, natural disasters such as earthquakes, tornadoes, hurricanes or other natural catastrophic events, terrorism or vandalism could damage our network, interrupt our service and harm our business in the affected area. Temporary disruptions could damage our reputation, the demand for our services and adversely affect our financial condition. If we are unable to obtain tower space, local zoning approvals or adequate telecommunications transport capacity to develop our network or if we are unable to repair or replace our towers in a timely fashion after a natural catastrophic event or protect our towers after a man-made disaster, the launch of our network will be delayed and, as a consequence, our financial condition and ability to commence revenue-generating operations and realize earnings may be adversely affected.

        We are in the process of amending or terminating most of our MEO gateway agreements and may incur additional material expenses in terminating these agreements.

        Certain of our subsidiaries have agreements with the operators of the gateways for our MEO satellite system. Three of these agreements have been terminated, but there has not been a settlement reached yet. We also have discontinued the funding of certain of the gateway agreements and may discontinue the funding of certain of our subsidiaries who are parties to the gateway agreements. We may incur costs associated with further terminations and the operators of the gateways may try to hold us liable for these agreements. As of December 31, 2007, we had an accrued liability of $49.2 million related to these unsettled agreements. If we are unable to terminate and settle the remaining agreements on favorable terms, the cash required to settle the entire amount may have a material adverse effect on our financial condition.

        Our success depends on certain key management personnel, including certain personnel who have not yet been identified and whom we may not be able to hire.

        Our future success depends largely on the expertise and reputation of our senior management team. We are seeking to add members to our senior management team, including a Chief Operating Officer. Although we believe we will be able to hire effective managers, we cannot be certain that we will be able to do so or that such individuals, if hired, will perform to our expectations. In addition, loss of any of our key personnel or the inability to recruit and retain qualified individuals could adversely affect our ability to implement our business strategy and operate our business.

Regulatory Risks

        Our 2 GHz MSS authorization is subject to significant implementation milestones, and we have requested an extension of our remaining FCC milestones because delays in the launch of our satellite will not allow us to meet the remaining milestones by the current deadlines.

        A significant component of our business strategy is to offer integrated MSS and ATC service. However, under FCC regulations, we are required to adhere to significant implementation milestones to maintain authorization to use our assigned MSS spectrum in the United States. To date, we have certified to the FCC that we have met the first ten FCC milestones. We are required to meet two additional FCC milestones. We have requested that the milestone for the launch of our satellite be extended until April 15, 2008 (from November 30, 2007), and that certification that the MSS system is operational be extended until May 15, 2008 (from December 31, 2007). This request is currently pending. If we fail to obtain the extension, or obtain the extension but fail to meet a milestone, and we are unable to obtain a waiver or extension, we could lose our MSS authorization. In addition, Lockheed or Loral could fail to meet the new milestone dates. The loss of our MSS authorization would have a material adverse effect on our business prospects, financial condition and results of operations, and would be an event of default under the indenture governing the 2009 Notes.

        We are subject to significant U.S. and international governmental regulation.

        Our ownership and operation of satellite and wireless communication systems is subject to regulation by the FCC, the ITU and Ofcom. In general, laws, policies and regulations affecting the satellite and wireless communications industries are subject to change in response to industry developments, new technology or political considerations. Legislators or regulatory authorities in the United States, the United Kingdom and at the ITU are considering or may consider, or may in the future adopt, new laws, policies and regulations or changes to existing regulations regarding a variety of matters that could, directly or indirectly, affect our operations or increase the cost of providing services over our MSS/ATC System.

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

        Ofcom submits and maintains ITU filings on our behalf, pursuant to our continuing compliance with U.K. due diligence requirements, which include obligations to proceed apace with our business plans and to comply with Ofcom and ITU requirements related to filings made and activities undertaken on our behalf. For example, in the event that Ofcom finds that ICO North America is not developing its satellite system consistent with Ofcom's due diligence requirements, Ofcom may elect to permit a competitive U.K. filing for its orbital location or refuse to further support ITU filings made on its behalf for that system, resulting in cancellation of the ITU filings. If Ofcom were to permit the competitive U.K. system to deploy at the ICO North America orbital location, future operations of the MSS/ATC System may be significantly compromised as a result of difficulty of frequency coordination with the competing U.K. system. If Ofcom were to indicate that it was withdrawing support for ICO North America's satellite system, it may have a material adverse effect on our ability to deploy the MSS/ATC System, generate revenues and remain competitive. We are subject to similar requirements with respect to the development of the MEO satellite system. In the event that Ofcom finds that our MEO satellite system is not developing consistent with Ofcom's due diligence requirements, Ofcom may refuse to further support ITU filings made on our behalf for that system, resulting in cancellation of the ITU filings. U.K. law also imposes an indemnification requirement on us and ICO North America in the event its satellite causes damage to another satellite in flight.

        The ITU regulates the use of radio frequency bands and orbital locations used by satellite networks to provide communications services. The use of spectrum and orbital resources by us and other satellite networks must be coordinated pursuant to the ITU's Radio Regulations in order to avoid interference among the respective networks.

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

        Increased competition for spectrum and orbital locations may make it difficult and costly for us to obtain or retain the right to use the spectrum and orbital resources required for our operations. In the future, we may not be able to coordinate our satellite operations successfully under international telecommunications regulations and may not be able to obtain or retain spectrum and orbital resources required to provide future services. If we lose U.S. or international regulatory authorizations for orbital locations or spectrum, or fail to coordinate our use of the spectrum successfully, we could lose the right to operate, which would have a material adverse effect on our business.

        In order to maintain our U.K. authorization to operate our MEO satellite system, we may need to secure additional satellite contracts and funding.

        We have in orbit one MEO satellite launched in June 2001, which currently provides data gathering services for an agency of the U.S. Government. In order to maintain the ability to operate the MEO satellite system in compliance with U.K. regulations, we must meet U.K. due diligence requirements, which include compliance with European Commission rules and may include compliance with CEPT decisions as they are developed for the provision of MSS in the 2 GHz band. We have certified that the MEO satellite system has met seven of the eight milestones specified in the 1997 CEPT decisions that provisioned spectrum in Europe for 2 GHz MSS systems.

        A new regulatory framework for Europe is currently proposed and under consideration by the European Parliament and Council, and there is considerable uncertainty as to how legacy systems, such as our MEO satellite system, would be treated under any new regulatory environment. In particular, the EC prepared a draft report for European Parliament legislative resolution entitled "proposal for a decision of the European Parliament and the Council on the selection and authorization of systems providing MSS ("Report")." This Report lays down the regulatory process and framework including milestones and selection criteria for 2 GHz operators in Europe. The European Parliament is scheduled to debate the Report around the second quarter of 2008 and a vote on the legislation may occur in the third quarter of 2008, and be officially published later in 2008. If adopted, the Report could impact our claims to 2 GHz spectrum. The Report does not expressly recognize ICO's claims to spectrum in Europe, though it does allow the EC to take account of special circumstances, and ICO would be eligible to compete for 2 GHz spectrum on the same terms as other candidates.

        Ofcom has requested that we take concrete steps in order to maintain Ofcom's support for us in international forums, and we have provided information that we believe satisfies Ofcom's requirements while preserving our rights as to their legality. Ofcom has not expressed a position on this matter yet. If Ofcom does not support us in international forums, it could lead to the loss of our ability to operate a MEO system based on our current ITU filing priority and MEO authorization. If we are unable to preserve our claim to priority and legacy rights, we will be entitled to pursue international S-band operations on the same terms as all other operators. In addition, we may or may not proceed with the development of our physical and regulatory MEO assets, depending on the development of a MEO business plan and the associated costs (including the costs to comply with the final milestone or any new milestones imposed) and the evolution of the regulatory environment for S-band systems globally, particularly in Europe, as well as the success of discussions with potential partners who could provide the funding for the development of the MEO satellite system. If we lose our authorizations, this could have a material adverse effect on our ability to develop and operate the MEO satellite system. If we are unable to proceed with a MEO system because of the loss of these authorizations or for other reason, this could have a material adverse effect on our business.

        We have not yet obtained ATC authorization and, if we are not successful in receiving authorization, it could have a material adverse effect on our ability to deploy the integrated MSS/ATC System.

        We have not yet obtained ATC authorization from the FCC, and it is possible that the FCC will not grant any such authorization request. We cannot commence commercial ATC service until we have met certain ATC "gating criteria," including a requirement to have a spare satellite on the ground available one year after commencing ATC service. We also must apply for separate FCC authorizations to cover terrestrial facilities used to provide MSS/ATC services, including licenses and equipment certifications for the mobile handsets and other end-user equipment. If we are unsuccessful in receiving ATC authorization from the FCC, it could have a material adverse effect on our ability to deploy and generate revenues from the operation of the integrated MSS/ATC System and realize earnings.

        Our use of the 2 GHz band is subject to successful relocation of incumbent users.

        There are currently incumbent users operating services in certain portions of the 2 GHz band. Our operations in the 2 GHz band are subject to successful relocation of incumbent BAS users and other users in the uplink band. The FCC's rules require new entrants to the 2 GHz band, including 2 GHz MSS licensees, to relocate incumbent BAS users. Sprint Nextel, a new entrant in the 2 GHz band, is required to relocate incumbent BAS users in the 2 GHz MSS uplink band, and has indicated that it intends to seek reimbursement of eligible clearing costs from 2 GHz MSS licensees, including us. Whether Sprint Nextel is entitled to any reimbursement and, if so, how much, will depend on facts that have not yet been established and on the application of the FCC's rules. If we are required to reimburse Sprint Nextel, payments could have a material adverse effect on our financial condition and results of operations.

        On September 4, 2007, Sprint Nextel made a filing with the FCC stating that progress in relocating the BAS operations has been substantially delayed and requested (as modified by a subsequent filing) a twenty four month extension of its clearing obligations—until August 2009. On March 5, 2008, the FCC ruled on this request, granting Sprint Nextel until March 2009, subject to a number of conditions and clarifications. Delays in making sufficient progress in the relocation effort could delay the alpha trial of the ICO mim service and the start of commercial MSS operations. Any such delay would negatively impact our ability to develop our ICO mim service, our revenues during the period of the delay and potentially delay the deployment of the integrated MSS/ATC System.

        New entrants to the 2 GHz band also must relocate microwave incumbent users in the 2 GHz MSS downlink band or reimburse other parties for their costs of relocating those incumbent users. We may not be successful in clearing all of the necessary microwave incumbents in a timely manner, and any such clearing delay may impact the operation of our MSS/ATC System.

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

        Any investment in our subsidiaries that hold various FCC assignments and authorizations that could result in a change of control of those subsidiaries would be subject to prior FCC approval. A request for FCC approval would involve a lengthy review period prior to consummation of the change of control. We may be unable to obtain the necessary FCC approval in a reasonably timely fashion, and the FCC could impose new or additional license conditions as part of such a review.

Risks Related to the ICO North America 2009 Notes

        Our primary subsidiary, ICO North America, does not generate sufficient cash to repay its 2009 Notes upon maturity in August 2009.

        The 2009 Notes must be repaid in August 2009. As ICO North America intends to pay the interest due on the 2009 Notes in additional notes, the total amount due at maturity will be $767.7 million. As a development stage company, ICO North America does not currently generate any operational cash flow nor do we expect it to generate sufficient cash flow in the future to be able to repay the 2009 Notes at maturity. Thus, ICO North America's ability to repay the 2009 Notes upon maturity will depend on its ability to raise additional financing. With the current weakness of the credit markets, ICO North America may be unable to refinance the 2009 Notes upon maturity.

        ICO North America has a substantial amount of indebtedness, which could adversely affect our ability to execute our business plan and to obtain additional financing, and the terms of the indenture may restrict ICO North America's current and future operations.

        As of December 31, 2007, ICO North America had $650 million of the 2009 Notes outstanding. This substantial debt could have significant consequences, including, but not limited to:

  •
  requiring ICO North America to dedicate a substantial portion of its assets and cash flow, if any, to pay principal and interest on the 2009 Notes, reducing the funds available for working capital, capital expenditures, payment of dividends, acquisitions and other general corporate purposes;

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

        In particular, the indenture governing the 2009 Notes contains a number of restrictive covenants that impose significant operating restrictions that may limit ICO North America and its subsidiaries' ability to engage in acts that may be in their long-term best interests. In addition, the indenture includes covenants restricting, among other things, ICO North America and its subsidiaries' ability to:

  •
  make investments;

  •
  incur liens;

  •
  incur additional debt (including guarantees and capital lease obligations) or issue preferred stock;

  •
  pay dividends (other than in the form of stock) on their capital stock, make redemptions or purchases of their capital stock or our capital stock, or make other payments to us;

  •
  use the proceeds of certain asset sales that are not applied or invested in a certain manner within one year to repay the 2009 Notes;

  •
  engage in mergers, consolidations, acquisitions and sales of substantially all their assets;

  •
  change the business conducted;

  •
  enter into transactions with affiliates (including the Company); and

  •
  sell, lease or transfer the right to use their assets outside of the ordinary course of business or sell any capital stock of the subsidiaries.

        A breach of any of the restrictive covenants could result in an event of default under the indenture. If an event of default occurs, the indenture trustee or the holders of 25% of the aggregate principal amount of the outstanding 2009 Notes may elect to declare the notes to be immediately due and payable and to enforce the guarantees of ICO North America's subsidiaries, to enforce their security interest or to enforce our pledge of ICO North America's capital stock. If the 2009 Notes were accelerated, ICO North America and its subsidiaries' assets may not be sufficient to repay the notes.

        The 2009 Notes are secured by a security interest in substantially all of ICO North America and its subsidiaries' assets and by our pledge of its capital stock that, in the event of certain defaults, could allow the noteholders to take ownership of some or all of ICO North America's assets.

        The 2009 Notes are secured by a first priority security interest in substantially all of the assets of ICO North America and its present and future subsidiaries to the extent permitted by law and by a first priority pledge by us of ICO North America's capital stock, subject to certain exceptions. ICO North America and its subsidiaries currently hold substantially all of our assets. In addition, the 2009 Notes are fully and unconditionally guaranteed by all of ICO North America's present and future subsidiaries, and those guarantees are secured by a pledge of substantially all of the guarantors' assets to the extent permitted by law. In the event of certain defaults under the Indenture, subject to the terms and conditions of the Indenture, this security interest could allow the noteholders to take ownership of some or all of ICO's North America's assets.

        ICO North America may not have the ability to finance the change of control repurchase offer required by the indenture governing its 2009 Notes.

        Upon the occurrence of certain events, including a change in control of ICO North America, as that term is defined in the indenture governing the 2009 Notes, or a transaction pursuant to which any person holds an amount of our capital stock that represents more votes in the election of our directors than is represented by the capital stock held by ERSH, ICO North America is required to make an offer to repurchase the 2009 Notes in cash at a purchase price equal to 107.5% of the aggregate principal amount.

        The source of funds for any such repurchase would be any available cash or cash generated from ICO North America's operations or other sources, including borrowings, sales of equity or funds provided by a new controlling person or entity. It is possible that sufficient funds will be unavailable to ICO North America at the time of any change of control event to repurchase all tendered notes pursuant to this requirement.

        The 2009 Notes are convertible into shares of ICO North America's common stock, and, if converted, our ownership of ICO North America would be reduced to approximately 55%.

        Holders of ICO North America's 2009 Notes may convert their notes into shares of ICO North America's Class A common stock at any time. Because ICO North America did not complete a qualifying public offering by August 15, 2007, the non-occurrence of this event triggered a change to the conversion price of the 2009 Notes equal to a 2% premium on the fully diluted shares outstanding as of August 15, 2007. This beneficial conversion feature resulted in a reduction to the conversion price of the 2009 Notes from $4.25 per share to $4.06 per share. If all of the 2009 Notes were converted, our ownership interest in ICO North America would be reduced to approximately 55%. Presently, we hold over 99% of the capital stock of ICO North America and, therefore, have significant discretion over the conduct of its operations, subject only to the restrictions contained in the indenture governing the 2009 Notes and our obligations to minority stockholders of ICO North America. While we would remain its controlling stockholder even if all of the note holders choose to convert, our influence over the operations of ICO North America would be limited to our ability to elect its directors, which would mean that our interests in its operations would be balanced against any competing interests of the Class A common stock holders, possibly resulting in delays in the implementation of, and changes to, the business plan for our primary subsidiary, ICO North America.

        The annual interest rate on the 2009 Notes increases if our GEO satellite and its associated systems are not certified as operational by August 15, 2008.

        If our GEO satellite and its associated systems are not certified as operational by August 15, 2008, the annual interest rate on the 2009 Notes increases by 1.5% initially and by an additional 1.5% every 30 days until certification is achieved, up to a maximum annual interest rate of 13.5%, and all payments on the 2009 Notes are required to be paid in cash until certification is achieved. If ICO North America did not have sufficient earnings to service the increased interest payments on the notes, it might be required to reduce capital expenditures, borrow more money or sell capital stock, which it may not be able to do. If this were to occur, it would adversely affect our ability to develop our MSS/ATC System and commence revenue-generating operations of the integrated MSS/ATC System and, as a consequence, our financial condition.

Risks Related to Our Class A Common Stock

        Future sales of our Class A common stock could depress the market price.

        The market price of our Class A common stock could decline as a result of sales of a large number of shares. Most of our Class A common stock that is held by non-affiliates can be sold without limitation under Rule 144(k) and certain holders of our Class A common stock are able to sell their shares in compliance with Rule 144. In addition, certain holders of our Class A common stock have the ability to cause us to register the resale of their shares, including, in the case of ERSH, shares of Class A common stock acquired upon conversion of their Class B common stock. These sales might also make it more difficult for us to sell shares in the future at a time and price that we deem appropriate.

        The interests of our controlling stockholder may conflict with your interests as a holder of our Class A common stock.

        ERSH controls approximately 68% of the voting power of our outstanding capital stock. As a result, ERSH has control over the outcome of matters requiring stockholder approval, including:

  •
  the election of our directors;

  •
  amendments to our charter or certain amendments to our bylaws; and

  •
  the adoption or prevention of mergers, consolidations or the sale of all or substantially all of our assets or the assets of our subsidiaries.

        ERSH also will be able to delay, prevent or cause a change of control of us. Among other effects, if a change in control transaction resulted in any person holding capital stock representing more votes in the election of directors than the number of votes represented by the capital stock held by ERSH, the consummation of such a change in control would also trigger the requirement that ICO North America offer to repurchase its 2009 Notes pursuant to the terms of the indenture.

        Eagle River Investments has made significant investments in other telecommunications companies and may in the future make additional investments. Some of these companies may compete with us. Eagle River Investments and ERSH are not obligated to advise us of any investment or business opportunities of which it is aware, and they are not restricted or prohibited from competing with us.

        Craig O. McCaw, our Chairman, is the Chairman, Chief Executive Officer and sole manager and beneficial member of Eagle River Investments, which is the sole member of ERSH.

        We are a "controlled company" within the meaning of the NASD Marketplace Rules and, as a result, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements.

        ERSH controls approximately 68% of the voting power of our outstanding capital stock. As a result, we are a "controlled company" within the meaning of the Nasdaq Global Market corporate governance standards. Under the NASD Marketplace Rules, a company of which more than 50% of the voting power is held by another company is a "controlled company" and may elect not to comply with certain Nasdaq Global Market corporate governance requirements, including (1) the requirement that a majority of the board of directors consist of independent directors, (2) the requirement that the compensation of officers be determined, or recommended to the board of directors for determination, by a majority of the independent directors or a compensation committee comprised solely of independent directors, and (3) the requirement that director nominees be selected, or recommended for the board of directors' selection, by a majority of the independent directors or a nominating committee comprised solely of independent directors with a written charter or board resolution addressing the nomination process. We have currently elected to utilize these exemptions. As a result, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq Global Market corporate governance requirements.

        Certain provisions in our Restated Certificate of Incorporation may discourage takeovers, which could affect the rights of holders of our Class A common stock.

        Our Restated Certificate of Incorporation provides that we will take all necessary and appropriate action to protect certain rights of our common stockholders that are set forth in the Restated Certificate of Incorporation, including voting, dividend and conversion rights and their rights in the event of a liquidation, merger, consolidation or sale of substantially all of our assets. It also provides that we will not avoid or seek to avoid the observance or performance of those rights by charter amendment, entry into an inconsistent agreement or reorganization, recapitalization, transfer of assets, consolidation, merger, dissolution or the issuance or sale of securities. In particular, these rights include our Class B common stockholder's right to ten votes per share on matters submitted to a vote of our stockholders and option to convert each share of Class B common stock into one share of Class A common stock.

        We do not expect to pay dividends on our Class A common stock for the foreseeable future.

        We have never paid a cash dividend on shares of our equity securities, and do not intend to pay any dividends on our Class A common shares in the foreseeable future. Since we were restructured in a bankruptcy in May 2000, we have had no significant operations or revenues and have incurred net losses (other than in 2005, but due solely to gains on gateway contract settlements in that year). We continue to incur expenses, which must be funded out of cash reserves or the proceeds (if any) of future financings. We expect to have losses for the foreseeable future.

        Our current plan is to focus most of our resources on the development of our MSS/ATC System. ICO North America is at an early stage of development and does not have any revenue-generating operations. Its ability to generate cash in the future will depend on its ability to successfully develop the MSS/ATC System and implement and manage projected growth and development. There is a risk that ICO North America will not be successful in these endeavors.

        In addition, ICO North America and its subsidiaries are prohibited from paying cash dividends on their capital stock and from purchasing or redeeming their capital stock (unless funded by a contemporaneous sale of capital stock) under the terms of the indenture governing ICO North America's 2009 Notes.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our corporate headquarters are located in Reston, Virginia, where we occupy approximately 17,258 square feet of space under sublease. Upon expiration of our various leases, we do not anticipate any difficulty in obtaining renewals or alternative space.

        The following table lists our leased properties, both in the United States and in the United Kingdom:

Location	Operation	Lease Term	Square Footage (Approx.)
Reston, VA	U.S. Corporate Headquarters	Expires May 30, 2012	7,508
Reston, VA	U.S. Corporate Headquarters	Expires June 30, 2010	9,750
Lafayette, CA	Corporate Offices	Expires June 30, 2009	1,344
El Segundo, CA	Space Segment Engineering	Expires May 31, 2009	1,948
El Segundo, CA	Satellite Storage Facility	Expires November 30, 2012	23,959
Kirkland, WA	Finance/Human Resources/Information Technology	Expires October 31, 2008	1,460
Kirkland, WA	Finance/Human Resources/Information Technology	Month-to-Month	1,576
Washington, DC	Regulatory	Month-to-Month	1,195
Slough, Berkshire, U.K.	U.K. Registered Office(1)	Expires June 25, 2011	4,070
Slough, Berkshire, U.K.	Archive Warehouse	Expires June 23, 2009	2,570
Slough, Berkshire, U.K.	Service Offices	Expires February 28, 2009	484

(1)
Also serves as the backup satellite control center for our MEO satellite.

        In addition to our leased properties, we own approximately 42 acres in Itaborai, Brazil, on which certain gateway equipment for our MEO satellite system is located.

        We believe our facilities are adequate for our current business and operations.

Item 3.    Legal Proceedings.

        In response to our demand for arbitration, in August 2004, Boeing Satellite Systems International, Inc. ("BSSI") filed an action in the Superior Court of the State of California, in and for the County of Los Angeles, seeking a judicial declaration that we had terminated our contractual agreements with BSSI, and thereby extinguished all of our rights and claims against BSSI arising out of or relating to the development, construction and launch of our MEO satellites. In response, we filed a cross-complaint seeking damages from BSSI for breach of the parties' agreements and for other wrongful, tortious conduct. Subsequently, we also filed a cross-complaint against The Boeing Company, BSSI's corporate parent, alleging wrongful, tortious conduct that also damaged us. BSSI filed a cross complaint against us seeking unspecified monetary relief. The Court will hear trial motions and commence jury screening on April 18, 2008, with trial commencing on May 5, 2008. We believe that our claims are meritorious and are vigorously pursuing these claims. The ultimate resolution is uncertain and we anticipate that the expense of pursuing this litigation will be material.

        In December 2006, Ellipso, Inc. ("Ellipso") filed an action in the Superior Court of the District of Columbia seeking damages in excess of $100 million from us and our subsidiary, ICO Global Limited, for breach of contract, breach of warranty and fraud. We have answered Ellipso's complaint and have brought a number of counterclaims. We believe that Ellipso's claims are without merit. We intend to vigorously defend ourselves against Ellipso. Management currently believes that this lawsuit will not have a material adverse effect on our financial condition or results of operations; however, the outcome is uncertain.

Item 4.    Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of our security holders during the quarter ended December 31, 2007.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Class A Common Stock

        Effective September 13, 2006, our Class A common stock trades on the Nasdaq Global Market under the symbol "ICOG." Prior to this date, our Class A common stock traded in the over-the-counter market under the symbol "ICOHA" and was quoted in the "pink sheets," an electronic quotation system. Pink sheet bid quotations reflect inter-dealer prices, without adjustments for mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions. In the past our stock has been traded in low daily volumes and, to our belief, by just a limited number of investors, and the historic bid quotations in the table below may not be indicative of the future trading price of our Class A common stock.

        The table below sets forth the high and low closing bid quotations of our Class A common stock in U.S. dollars for each of the periods presented. Stock prices for the period from September 13, 2006 through December 31, 2007, represent amounts published on the Nasdaq Global Market, and prices for the period January 1, 2006 through September 12, 2006, represent amounts as published by Pink Sheets LLC.

	2007		2006
Period
	High	Low	High	Low
First Quarter	$4.68	$3.90	$6.05	$5.35
Second Quarter	$4.42	$3.48	$5.90	$4.52
Third Quarter	$3.70	$2.32	$6.18	$4.70
Fourth Quarter	$4.60	$2.92	$5.90	$4.50

        As of March 5, 2008, there were approximately 366 record holders of our Class A common stock.

Market for Our Class B Common Stock

        There is no established trading market for our Class B common stock, of which we have 53,660,000 shares outstanding with two holders of record, and 1,625,000 shares underlying outstanding Class B common stock options. Each share of Class B common stock is convertible at any time at the option of its holders into one share of Class A common stock.

Dividends

        We have never paid a dividend on shares of our equity securities. We do not intend to pay any dividends on our common shares during the foreseeable future. It is anticipated that earnings, if any, from operations will be used to finance growth. We do not have independent operations, and our ability to pay any dividends will be dependent on the ability of our subsidiaries to transfer funds to us in the form of cash dividends. As discussed under "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources," ICO North America and its subsidiaries are prohibited from paying cash dividends on their capital stock and from purchasing or redeeming their capital stock (unless funded by a contemporaneous sale of capital stock) under the terms of the indenture governing ICO North America's 2009 Notes.

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

Date	Title	Number of shares	Consideration	Recipient
December 3, 2007	Class A common stock	31,725	—	Eagle River, Inc.(1)

(1)
Issued as compensation for advisory services performed from September 1, 2007 through November 30, 2007.

Issuer Purchases of Equity Securities

        None.

Item 6.    Selected Financial Data.

        The following selected consolidated financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and accompanying notes included in this Form 10-K for the year ended December 31, 2007.

	Year Ended December 31,
	2007	2006	2005	2004	2003
		(restated) (1)	(restated) (1)
	(in thousands, except per share data)
Operating expenses:
General and administrative(2)	$43,651	$36,100	$27,850	$28,011	$52,492
Research and development	7,738	6,603	570	—	—
Contract settlements(3)	—	—	(74,955)	—	—
Gain on disposal of assets	—	(8)	(2,030)	—	—
Impairment of property under construction(4)	—	—	—	865,191	165,417

Operating income (loss)	(51,389)	(42,695)	48,565	(893,202)	(217,909)
Net interest expense	(24,492)	(25,773)	(16,496)	(9,087)	(15,852)
Other income (expense)	1,738	853	76	220	(1,430)

Income (loss) before income taxes	(74,143)	(67,615)	32,145	(902,069)	(235,191)
Income tax benefit (expense)	(1,175)	(202)	(785)	(429)	1,043

Net income (loss)	$(75,318)	$(67,817)	$31,360	$(902,498)	$(234,148)

Basic income (loss) per share	$(0.38)	$(0.34)	$0.16	$(4.64)	$(1.20)
Diluted income (loss) per share	$(0.38)	$(0.34)	$0.16	$(4.64)	$(1.20)
Total assets	$602,133	$646,600	$714,984	$54,960	$994,941
Long-term obligations, including current portion of capital lease obligations	$685,263	$646,392	$639,446	$68,492	$105,639

(1)
Amounts have been restated for errors pertaining to the timing of recognition of an embedded beneficial conversion feature within our 2009 Notes (See Note 12 to our consolidated financial statements in Item 8 for further discussion). As of December 31, 2006 and 2005, restated total assets were $646.6 million and $715 million, respectively, compared to previously reported amounts of $643.5 million and $714.8 million, respectively, and restated long-term obligations, including current portion of capital lease obligations, were $646.4 million and $639.4 million, respectively, compared to previously reported amounts of $667.6 million and $667.2 million, respectively.

(2)
The decrease in general and administrative expenses from 2003 to 2004 primarily reflects a decision to curtail further spending on the satellite access node ("SAN") operating activities related to our MEO satellite system. The increase in general and administrative expenses from 2005 to 2006 primarily reflects non-cash stock-based compensation recorded with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"). The increase in general and administrative expenses from 2006 to 2007 is primarily due to higher personnel costs related to the hiring of additional employees necessary to support the development of our MSS/ATC System and ICO mim service.

(3)
Certain of our subsidiaries had agreements with ten operators of gateways for our MEO satellite system. Eight of the ten operators have terminated their agreements with us and discontinued providing the requisite level of services. We have continued to accrue expenses according to our subsidiaries' contractual obligation until such obligations have been released and the operator has ceased providing services, although in most instances our subsidiaries have suspended or significantly reduced actual payments to the operators. In 2005, upon reaching settlement with four operators, pursuant to which the operators' claims were legally released, we eliminated the accrued liability and recognized a gain on contract settlements of $75 million.

(4)
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

  In December 2004, our Board of Directors determined to significantly curtail further construction on our MEO satellite system. As a result of this decision, the remaining property under construction related to the MEO satellite system, which included the satellites and the remaining equipment at various gateways, was determined to have no future value for accounting purposes, resulting in an impairment charge of $865.2 million in 2004.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this Form 10-K. The information contained in this discussion and analysis reflects the restatement of certain of our previously reported financial information pertaining to our accounting for an embedded beneficial conversion feature included within our 2009 Notes. Please refer to Note 12 to our accompanying consolidated financial statements for discussion of this restatement, and Note 13 for a summary of the impact of the restatement on our previously reported quarterly financial data for interim periods in 2006 and 2007.

Special Note Regarding Forward-Looking Statements

        With the exception of historical facts, the statements contained in this management's discussion and analysis are "forward-looking" statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statements. Factors that might cause or contribute to such a difference include, but are not limited to, those discussed under Item 1A. of Part I, "—Risk Factors," "Risks and Uncertainties" below, and elsewhere in this Form 10-K. The forward-looking statements included in this document are made only as of the date of this report, and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

Overview

        We are a next-generation MSS operator authorized to offer MSS services throughout the United States using a GEO satellite. The FCC has authorized MSS operators, upon application and approval, to use MSS spectrum terrestrially to provide integrated mobile satellite-terrestrial services. We are currently developing an advanced next-generation hybrid MSS/ATC System combining both satellite and terrestrial communications capabilities. Our MSS/ATC System will allow us to provide wireless voice, video, data and/or Internet service throughout the United States on mobile and portable devices.

        In 2007, ICO North America began to develop its ICO mim service for use on its MSS/ATC System. ICO mim is intended as an interactive suite of services including mobile video, navigation, and emergency text and voice roadside assistance. ICO mim is being developed in conjunction with several telecommunications vendors, and an alpha trial of the service is planned for the second half of 2008. During the alpha trial, ICO intends to offer 8-15 channels of mobile video, a fully interactive navigation mapping and guidance program, and full interactivity for text messaging and voice service in the event roadside assistance is needed.

        In November 2007, we filed an amendment to our pending milestone extension request, originally filed with the FCC in August 2007, to extend for a short period the remaining two milestone dates outlined in our authorization for our GEO satellite. The original extension request was necessary to accommodate a six-week postponement by our launch provider, Lockheed. The amendment to our pending milestone extension request was the result of Lockheed informing us of additional delays in the launch schedule due to delays in other satellite launches preceding ours. We have requested from the FCC that the milestone for the launch of our satellite be extended until April 15, 2008 (rather than the current milestone date of November 30, 2007), and that certification that the MSS system is operational be extended until May 15, 2008 (rather than the current milestone date of December 31, 2007).

        We are preparing to demonstrate the operational status of our MSS system on a trial basis in late 2008. In 2007, we began to: (i) sign agreements with vendors to more fully develop technology that would permit video and data multicasting and voice and data interactivity from the satellite, as well as related integrated services for the terrestrial segment; (ii) design and construct a terrestrial network, including the leasing of towers; (iii) install radio equipment and begin to construct a ground network to connect the terrestrial network; and (iv) hire personnel and devote resources in areas such as customer service and billing, marketing and customer fulfillment. To the extent our investments in ARS do not become liquid or we do not secure the required financing during 2008, we plan to reduce or delay our spending on these activities. We plan to raise the capital required to support our trial activities. In addition, the commencement of full scale commercial MSS/ATC service operations would require substantial additional capital.

        We may offer our services to strategic service providers who could incorporate our capabilities to offer integrated satellite and terrestrial services to their customers. Accordingly, we are meeting with potential strategic partners as well as exploring alternative sources of capital. To provide commercial ATC service, we must separately apply to the FCC for ATC authorization, which we did in 2007, and meet certain "gating criteria," which include the provision of commercial MSS service.

        We are also permitted to operate a MEO satellite system globally in compliance with regulations promulgated by the United Kingdom and the ITU. However, some of these regulations are currently under reconsideration in Europe and there is considerable uncertainty as to how legacy systems, such as our MEO satellite system, would be treated in any new regulatory environment. In addition to these regulatory uncertainties, we have several MEO satellites in different stages of completion, and we have successfully launched one MEO satellite, we have significantly curtailed further construction of our MEO satellite system due to disagreements with the manufacturer and launch manager of our MEO satellites. Despite the curtailment of construction of our MEO satellite system and the considerable uncertainty as to the cost and effectiveness of restarting the MEO satellite program with our current manufacturer, we continue to explore the potential development of a MEO business plan outside of North America and have signed several contracts to help us further evaluate the usability of a MEO satellite system.

        We are a development stage enterprise as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting by Development Stage Enterprises, and will continue to be so until it commences commercial operations. We are not currently generating revenue from operations and we may be unable to obtain the funding necessary to complete the construction of our MSS/ATC System and ICO mim service, fund our future working capital requirements, or achieve positive cash flow from operations. Subsequent to December 31, 2007, we used the proceeds from the sale and maturity of certain of our investments and cash and cash equivalents to purchase approximately $98 million of student loan backed ARS consisting of variable rate bonds, with maturities ranging from 24 to 39 years, for which the interest rates are reset through a dutch auction each month. These monthly auctions have historically provided a liquid market for these ARS. Our ARS, which were purchased in accordance with our investment policy, are AAA/Aaa rated and the underlying loans are 97% insured by the U.S. Department of Education. As a result of the impact of the current conditions in the global financial markets, the ARS we purchased subsequent to December 31, 2007 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. Therefore, cash from the sale of these ARS, which we anticipated would be available during 2008, may not be available in 2008 to sufficiently fund our operating activities. To the extent our ARS do not become liquid, or we do not secure funding beyond the working capital facility described below, we plan to significantly reduce our operating and development expenditures, which would include, among others, capital expenditures for the terrestrial network development of our MSS/ATC System, related personnel and vendor support, and other overhead. We obtained a $40 million working capital facility on March 27, 2008 that is collateralized by a first priority lien on substantially all of the assets of ICO North America and its subsidiaries. This facility will be utilized to provide the necessary cash flow for operations during 2008.

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

        Contract Settlements.    Our policy with respect to disputed contracts is to continue to record operating expenses and liabilities according to our contractual obligation until such contract is terminated. Upon termination, and prior to settlement, we continue to accrue estimated late payment fees and interest expense, as applicable. Upon reaching settlement, whereby the other party's claims are legally released, we will extinguish our recorded liability, resulting in the recognition of a gain or loss on contract settlement. We recorded a $75 million gain on contract settlements during 2005.

        Share-Based Payment.    As of January 1, 2006, we record stock-based compensation in accordance with SFAS 123(R) using the modified prospective transition method. SFAS 123(R) requires measurement of all share-based payment awards made to employees, directors and consultants, based on the estimated fair value on the date of grant and recognition of compensation cost over the requisite service period for awards expected to vest. We record stock-based compensation on stock options and restricted stock awards.

        Determining the appropriate fair value model and calculating the fair value of share-based awards at the date of grant requires judgment. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model based on the single option award approach. Option pricing models, including Black-Scholes, require the use of input assumptions, including expected volatility, risk-free interest rate, expected dividend yield, expected forfeiture rate and expected term. The expected volatility assumption was based upon our historical stock price volatility during the limited amount of time substantial information about us has been available to the general public, as well as a review of the historical volatility of other entities similar to us, which we believe is a reasonable indicator of expected volatility. The risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of our employee stock options. The expected dividend yield assumption is based on our history and expectation of dividend payments. The expected forfeiture rate is based on our historical rate of forfeitures due to voluntary terminations and the fact that we have a limited number of employees, many of whom are critical to us, and expectations of forfeitures in the future. Expected term has been estimated using the simplified method as described in Staff Accounting Bulletin ("SAB") No. 107, Share-Based Payment ("SAB 107") as stock options granted in 2007 meet the criteria of "plain vanilla" options as defined in SAB 107. Under this approach, estimated life is calculated to be the mid-point between the vesting date and the end of the contractual period. The expected term for stock options granted prior to 2007 was based on historical employee exercise behavior.

        Income Taxes.    We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, tax benefits and deductions. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

        We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Since our utilization of our deferred tax assets is dependent upon future taxable income that is not assured, we have recorded a valuation allowance equal to the amount of the deferred tax assets recorded in our consolidated financial statements. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would decrease in the period in which we determined that the recovery was more likely than not.

        We account for uncertain tax positions in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. The application of income tax law is inherently complex. As such, we are required to make many assumptions and judgments regarding our income tax positions and the likelihood whether such tax positions would be sustained if challenged. Interpretations and guidance surrounding income tax laws and regulations change over time, and changes in our assumptions and judgments can materially affect amounts recognized in our consolidated financial statements.

        Contingencies.    The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. SFAS No. 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency such as a legal proceeding or claim should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position, results of operations or cash flows.

New Accounting Pronouncements

        In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS 109, Accounting for Income Taxes. We adopted the provisions of FIN 48 on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

        As a result of the implementation of FIN 48, we recognized an increase of approximately $9.2 million in our liability for uncertain tax positions, which was accounted for as an adjustment to our deficit accumulated during the development stage as of January 1, 2007. This amount included interest and penalties of $3.3 million and $1 million, respectively.

        As of December 31, 2007, our liability for uncertain tax positions was $10.5 million. This amount includes interest and penalties of $4.1 million and $1.1 million, respectively, of which $763,000 and $89,000, respectively, has been recorded as income tax expense on our consolidated statements of operations for the year ended December 31, 2007.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The FASB provided a one year deferral for the implementation of SFAS 157 for certain other nonfinancial assets and liabilities. We do not expect the adoption of this statement to have a material impact on our financial position, results of operations or cash flows.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"). The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires transaction costs to be expensed as incurred; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing guidance until January 1, 2009. We do not expect the adoption of this statement to have a material impact on our financial position, results of operations or cash flows.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB Statement No. 51 ("SFAS 160"). SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not expect the adoption of this statement to have a material impact on our financial position, results of operations or cash flows.

Results of Operations

        The following table is provided to facilitate the discussion of our results of operations for each of the three years in the period ended December 31, 2007 (in thousands):

	Year ended December 31,
	2007	2006	2005
General and administrative expenses	$43,651	$36,100	$27,850
Research and development expenses	7,738	6,603	570
Contract settlements	—	—	(74,955)
Gain on disposal of assets	—	(8)	(2,030)
Interest income	(11,555)	(19,292)	(9,503)
Interest expense	36,047	45,065	25,999
Other income	(1,738)	(853)	(76)
Income tax expense	1,175	202	785

        General and Administrative Expenses.    General and administrative expenses are primarily comprised of personnel costs, stock-based compensation, satellite storage, third-party legal and professional fees and general office related costs.

        General and administrative expenses increased $7.6 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. This increase is primarily due to higher personnel costs related to the hiring of additional employees necessary to support the development of our MSS/ATC System and ICO mim service. General and administrative expenses increased $8.3 million for the year ended December 31, 2006 compared to the year ended December 31, 2005. This increase is primarily due to higher expenses associated with professional fees, compensation expenses related to the hiring of additional employees and $6.9 million in non-cash stock-based compensation recorded with the adoption of SFAS 123(R), partially offset by a decrease in SAN expenses for our MEO satellite system due to the cancellation of certain SAN operating agreements (see "Contract Settlements" below).

        We expect general and administrative expenses to continue to increase in future periods as we hire additional personnel necessary to support the pace of the development of our MSS/ATC System and ICO mim service.

        Research and Development Expenses.    Research and development expenses principally consist of third-party engineering, consulting and development costs associated with technology being considered for use in the MSS/ATC System as well as costs incurred to evaluate the usability of our MEO satellite system.

        Research and development expenses increased $1.1 million for the year ended December 31, 2007 compared to the year ended December 31, 2006, and increased $6 million for the year ended December 31, 2006 compared to the year ended December 31, 2005. The increase, for both years, is primarily due to additional design and development activities related to the ground network portion of our MSS/ATC System. Increased research and development expenses for the year ended December 31, 2007 also reflect costs incurred to evaluate the usability of our MEO satellite system and the potential development of a MEO business plan outside of North America.

        We expect future research and development costs to increase as the pace of the design and development of our ground network increases.

        Contract Settlements.    As explained more fully in Note 5 to our consolidated financial statements, as part of the ground infrastructure for our MEO satellite system we established SAN sites in eleven countries throughout the world. Prior to 2000, we had entered into noncancellable agreements with certain SAN Operators that own and operate our SAN sites. All of the agreements provide for varying levels of support required to operate the SAN sites. Additionally, certain of the agreements require the repayment of certain up-front infrastructure costs incurred on our behalf ("SAN Infrastructure Agreements") that represent capital leases.

        In 2003, we determined that we needed only some of the SAN sites to economically deploy our MEO satellite system. Additionally, our Board of Directors decided that we would no longer provide funding to our subsidiaries to pay SAN Operators, with the exception of our U.S. SAN Operator, unless we received additional funding or the contracts with such operators were restructured to obtain a substantial cost savings. In December 2004, our Board of Directors decided to significantly curtail further construction on our MEO satellite system, which further increased the likelihood that the SAN sites would not be utilized in a timely fashion in the contemplated MEO satellite system. As a result of these decisions, eight of the ten SAN Operators terminated their agreements with us from 2004 to 2006 and discontinued providing the requisite level of services. We have continued to accrue operating expenses until the related agreement is terminated and the SAN Operator has ceased providing services. Certain of the terminated agreements were settled in exchange for a nominal level of consideration, including cash and the transfer of certain SAN assets. Certain of the terminated agreements have not been settled and remain outstanding.

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

        In 2005, upon reaching settlement with four operators, whereby the operators' claims were legally released, we eliminated the related liabilities and recognized a gain on contract settlements of $75 million. As of December 31, 2007, we have an accrued liability of $49.2 million related to unsettled agreements. Subsequent to year end, no settlements had been reached. We will pursue settlement with regard to the agreements that have been terminated but for which our subsidiaries' obligations have not been released; however, the financial impact of settling the remaining agreements cannot be determined at this time.

        Gain on Disposal of Assets.    In May 2005, we settled an outstanding $2 million obligation to a vendor in exchange for certain specialized communications equipment from two of our SAN locations, which had a net book value of zero. Gain on disposal of assets was nominal for the years ended December 31, 2007 and 2006.

        Interest Income.    Interest income is primarily attributable to interest earned on the investment of the proceeds of our 2009 Notes.

        Interest income decreased $7.7 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. This decrease is primarily due to a reduction in our cash, cash equivalents, and available-for-sale investments balances as we continue to develop our MSS/ATC System and ICO mim service. Interest income increased $9.8 million for the year ended December 31, 2006 compared to the year ended December 31, 2005. This increase is primarily attributable to interest earned on the investment of the proceeds of the 2009 Notes issued in August 2005.

        We expect interest income to continue to decrease in future periods as our cash, cash equivalents, and available-for-sale investments balances decrease as we continue to develop our MSS/ATC System and ICO mim service.

        Interest Expense.    Interest expense is comprised of interest incurred, the amortization of debt issuance costs and the debt discount allocated to the embedded beneficial conversion feature, on our 2009 Notes, partially offset by capitalized interest costs associated with the construction of our MSS/ATC System and ICO mim service.

        Interest expense decreased $9 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. This decrease is primarily the result of an increase in capitalized interest costs associated with the construction of our MSS/ATC System and ICO mim service during 2007. Interest expense increased $19.1 million for the year ended December 31, 2006 compared to the year ended December 31, 2005. This increase is primarily attributable to interest incurred, and amortization of debt issuance costs and the debt discount allocated to the embedded beneficial conversion feature, on the 2009 Notes issued in August 2005, partially offset by an increase in capitalized interest costs associated with the construction of our MSS/ATC System.

        We expect interest expense associated with our 2009 Notes to increase in future periods. The increase is primarily due to a higher expected interest rate on the 2009 Notes effective August 16, 2007. We made our February 15, 2008 interest payment with additional notes and we currently anticipate making future interest payments on our 2009 Notes in the form of additional notes in lieu of cash at an increased interest rate of 8.5% per year. We expect capitalized interest expense to increase in future periods as we continue to incur costs associated with the construction of our MSS/ATC System and ICO mim service until such time that construction is complete.

        Other Income.    Other income for the years ended December 31, 2007, 2006 and 2005 was nominal and consists primarily of gains and losses on foreign currency transactions.

        Income Tax Expense.    Income tax expense for the years ended December 31, 2007, 2006 and 2005 includes tax on income of certain of our foreign entities that generated taxable income on a stand-alone basis. Income tax expense for the year ended December 31, 2007 also includes interest and penalties related to uncertain tax positions.

        We are still in the development stage and continue to incur losses. The tax benefit for these losses will not be recognized until realization is more likely than not.

Liquidity and Capital Resources

        Overview.    Substantially all of our capital expenditures and liquidity requirements since December 2004 have been related to the development of our MSS/ATC System and the ICO mim service. As described in more detail below under "Contractual Obligations," our primary expected cash needs for 2008 are for the construction and launch of our GEO satellite and related development costs for the MSS portion of the MSS/ATC System and the ICO mim service.

        Cash Flows.    The following table is provided to facilitate the discussion of our liquidity and capital resources for the years ended December 31, 2007 and 2006 (in thousands):

	Year ended December 31,
	2007	2006
Net cash provided by (used in):
Operating activities	$(76,978)	$(61,920)
Investing activities	60,694	39,022
Financing activities	139	9,963
Effect of foreign exchange rate changes on cash	(257)	484

Net decrease in cash and cash equivalents	(16,402)	(12,451)
Cash and cash equivalents—beginning of period	163,059	175,510

Cash and cash equivalents—end of period	$146,657	$163,059

        Cash, cash equivalents and available-for-sale investments were $161.4 million at December 31, 2007 compared to $239.7 million at December 31, 2006. As explained more fully below, the decrease in our liquidity during 2007 is due primarily to capital expenditures related to our satellite system under construction.

        For the year ended December 31, 2007, cash used in operating activities consisted primarily of our net loss of $75.3 million and a reduction in accrued interest expense of $27.2 million, primarily due to an increase in interest costs capitalized to satellite system under construction, partially offset by amortization of debt issuance costs and debt discount allocated to the embedded beneficial conversion feature of the 2009 Notes, stock-based compensation and various other non-cash items included in our net loss. Cash used in operating activities for the year ended December 31, 2006 consisted primarily of our net loss of $67.8 million and a decrease in accrued interest expense of $14.2 million, primarily due to an increase in interest costs capitalized to satellite system under construction, partially offset by amortization of debt issuance costs and debt discount allocated to the embedded beneficial conversion feature of the 2009 Notes, stock-based compensation and various other non-cash items included in our net loss.

        For the year ended December 31, 2007, the primary source of cash provided by investing activities was net sales and maturities of available-for-sale and restricted investment securities of $107.3 million, partially offset by capital expenditures of $45.5 million related to our MSS/ATC System and ICO mim service. Cash provided by investing activities for the year ended December 31, 2006 consisted primarily of $264.5 million of net sales and maturities of available-for-sale securities and restricted investments, partially offset by $212.1 million of capital expenditures related to our MSS/ATC System and $14 million to acquire first priority rights to use a desired orbital slot for our GEO satellite.

        For the year ended December 31, 2007, cash provided by financing activities consisted of proceeds from the exercise of employee stock options. For the year ended December 31, 2006, cash provided by financing activities was primarily attributable to the sale of ICO North America Class A common stock and options to purchase shares of ICO North America Class A common stock to certain holders of our 2009 Notes.

        Contractual Obligations.    Our primary contractual obligations include our long-term debt as well as payments and other obligations associated with the development of our MSS/ATC System and ICO mim service. In the table below, we set forth our contractual obligations as of December 31, 2007 (in millions):

	Years ending December 31,
	Total	2008	2009-2010	2011-2012	2013 and Thereafter
Long-term debt obligations, including interest(1)	$767.7	$56.4	$711.3	$—	$—
Capital lease obligations, including interest	26.7	23.1	3.6	—	—
Operating lease obligations	4.5	1.2	2.1	1.2	—
Purchase obligations(2)	77.3	53.6	2.5	1.9	19.3
Satellite system operating obligations(3)	24.3	4.3	5.6	2.7	11.7

Total	$900.5	$138.6	$725.1	$5.8	$31.0

(1)
In August 2005, ICO North America completed the sale of $650 million aggregate principal amount of convertible notes which mature in August 2009. The 2009 Notes bear interest at a rate of 7.5% per year, payable semiannually in arrears in cash on February 15 and August 15. Subject to the satisfaction of certain conditions and certain exceptions, for the period from August 16, 2007 through August 15, 2009, ICO North America has the option of paying interest with additional notes in lieu of cash at an increased rate of 8.5% per annum. ICO North America elected to make its February 15, 2008 interest payment in the form of additional notes and currently anticipates it will elect to make future interest payments in the form of additional notes as well. Therefore, the rate used to accrue interest on the outstanding 2009 Notes has been adjusted to 8.5% per annum effective August 16, 2007. In the event that the GEO satellite and its associated systems are not certified as operational by August 15, 2008, the interest rate on the 2009 Notes increases by 1.5% initially and by an additional 1.5% every 30 days until certification is achieved, up to a maximum annual interest rate of 13.5%, and all payments on the 2009 Notes are required to be paid in cash until certification is achieved.

  The 2009 Notes also contain covenants, including, but not limited to, restrictions on ICO North America's future indebtedness and the payment of dividends. In addition, all of ICO North America's stock is pledged and all of its existing and future assets are held as collateral for the 2009 Notes. As of December 31, 2007, ICO North America is in compliance with all of the covenants.

  Under FCC regulations, we are required to adhere to significant implementation milestones to maintain authorization to use our assigned MSS spectrum in the United States. We have requested an extension of our two remaining milestones pertaining to launch of our GEO satellite and certification that the MSS system is operational. As of March 27, 2008, the FCC has not granted these extensions. In the event that we do not meet a milestone, we may be deemed to be in violation of applicable FCC regulations and may be subject to automatic cancellation of our authorization to utilize our assigned 2 GHz spectrum. The cancellation of our MSS authorization would be an event of default under the indenture governing the 2009 Notes. In such a situation, the outstanding principal amount of the 2009 Notes would become due immediately after FCC appeals are exhausted and 25% of the noteholders demand payment.

(2)
Through our majority owned subsidiary ICO North America, we have an agreement with Loral, to design, develop, manufacture, test and deliver one GEO satellite and to develop, test and implement certain ground-based beam forming systems related to the operation of the satellite. The satellite was delivered in February 2008. We also retain an option through December 31, 2008 to purchase one additional GEO satellite. We may terminate the satellite contract for our convenience in whole (meaning as to the whole of the then remaining work) or in part prior to launch of our GEO satellite. In the case of termination in whole, our liabilities are stipulated in an agreed-upon termination liability schedule that approximates the total amounts paid or payable by us at the time of termination. If the satellite portion of the contract is terminated, we are required to terminate the contract in whole, including the ground-based beam forming. The same stipulated termination liability schedule would be applicable if Loral terminates the contract due to our default.

  We have an agreement with Lockheed for the provision of a launch service for our GEO satellite. After some postponement, Lockheed has provided us a launch date of April 14, 2008. We have exercised the right to purchase launch risk protection insurance from Lockheed, providing for a payment to us in the event of a launch failure due to the launch vehicle. We also retain an option to require Lockheed to provide a replacement launch in the event that we determine that the initial launch resulted in a satellite failure within the first six months after launch. We may terminate the launch services contract for any reason for our convenience prior to launch of our GEO satellite. In the case of termination, our liabilities are stipulated in an agreed-upon termination liability schedule. The same stipulated termination liability schedule would be applicable if Lockheed terminates the contract due to our default, including default due to our delay beyond an agreed upon maximum postponement period for the launch service. At no time do we obtain title to or ownership in the launch vehicle. The launch vehicle remains the property of Lockheed. With certain exceptions, Lockheed is responsible for securing all licenses, approvals and consents as may be required for performance of the launch services contract.

  We have an agreement with Hughes Network Systems, LLC ("HNS") to provide gateway equipment and services for our MSS/ATC System, including the design, manufacture, test and delivery of the radio frequency subsystem, the gateway system controller, the gateway control network and the gateway system interconnections. The gateway is located at the HNS facility in North Las Vegas, Nevada and is expected to be fully operational during the second quarter of 2008. We retain an option to purchase a diverse site radio frequency terminal along with an associated diverse site facility. We may terminate this agreement with HNS for any reason for our convenience prior to completion of the gateway. In the case of termination, our liabilities are stipulated in an agreed-upon termination liability schedule that approximates the total amounts paid or payable by us at the time of termination. The same stipulated termination liability schedule would be applicable if HNS terminates the contract due to our default. HNS is responsible for securing all licenses, approvals and consents as may be required for performance of the gateway contract.

  On May 1, 2007, we entered into an agreement with HNS to develop user equipment and a GEO Mobile Radio Interface satellite gateway for use in the alpha trial of our ICO mim service. We may terminate this agreement for any reason for our convenience prior to delivery or upon default by HNS under certain circumstances. In the case of termination for convenience, our liabilities approximate the total amounts paid or payable by us at the time of termination. Under the termination for default, HNS is required to refund to us all payments made by us.

  On June 22, 2007, we entered into an agreement with Lucent Technologies, Inc. ("Alcatel-Lucent") to provide certain architecture and technical design services to develop and manufacture equipment, including repeaters, satellite headend and gateway core equipment. In addition, Alcatel-Lucent is responsible for the delivery, installation and testing of this equipment and our ICO mim service, which is based on digital video broadcasting-satellite services to handhelds technology. We may terminate this agreement for any reason for our convenience or upon default by Alcatel-Lucent under certain circumstances. In the case of termination for convenience, our liabilities approximate the total amounts paid or payable by us at the time of termination. Under the termination for default, we shall remain liable for payment of previously accepted milestones and otherwise have no further payment obligations to Alcatel-Lucent under the agreement.

  As of December 31, 2007, we had purchase obligations of approximately $77.3 million related to the contracts above as well as other secondary agreements related to the development of our MSS/ATC System and ICO mim service. Approximately $54.1 million of this amount is payable based on the achievement of certain construction, delivery and deployment milestones related to the development of the MSS/ATC System and the completion of certain agreed-upon services associated with our alpha trial of the ICO mim service. Additional payments of $23.2 million, including interest, related to in-orbit satellite performance incentives associated with our GEO satellite, are payable over 15 years from 2008 through 2023.

(3)
We have an agreement with Intelsat, Ltd. ("Intelsat") to provide operational services to support the telemetry, tracking and control ("TT&C") system of our GEO satellite, as well as a separate agreement for our MEO satellite. Under these agreements, we are obligated to pay Intelsat a recurring, monthly fee associated with TT&C and other satellite support services. In addition, we have an agreement with HNS to provide operations, maintenance and hosting services for our gateway in North Las Vegas, Nevada and we have agreements with certain of our MEO SAN Operators which require payments for ongoing operations and related expenses incurred at each respective MEO SAN site.

  As of December 31, 2007, we had satellite system operating commitments of approximately $24.3 million related to the contracts described above as well as other secondary agreements related to the operation of our MSS/ATC System and our MEO satellite.

        Under the terms of the indenture governing the 2009 Notes, we are required to obtain launch insurance and maintain in-orbit insurance coverage, each in an amount equal to the full replacement cost of the GEO satellite. In January 2008, we procured launch and in-orbit insurance coverage for up to $344 million during the launch phase and up to $278 million during the in-orbit phase. The cost of this insurance policy will be approximately $44 million, which was not included in our table of contractual obligations above.

        As a result of the implementation of FIN 48, we have recorded a liability related to reserves for income taxes, interest and penalties of $10.5 million as of December 31, 2007. Settlement of this liability, including timing of future payment, if any, is currently uncertain. As a result, this amount was not included in our table of contractual obligations above.

        Future Funding Requirements.    The MSS portion of our MSS/ATC System is required to be certified as operational by May 15, 2008. We expect that the total funding needed to develop the MSS portion of our MSS/ATC System will be approximately $450 million to $500 million, of which approximately $400 million had been spent through December 31, 2007. The remaining estimated funding amounts include approximately $30 million related to the design, construction, delivery and launch of our GEO satellite, the delivery of certain gateway segment equipment and further development of the terrestrial network and user devices. Launch insurance of approximately $44 million and general and administrative expenses account for the remainder of the estimated future funding requirements.

        We plan to fund the remaining portion of the MSS system development requirements through cash, cash equivalents and available-for-sale investments, of which we had approximately $161.4 million as of December 31, 2007. Based on our current cash resources, we do not anticipate making material capital expenditures during 2008, other than in connection with the development of our MSS/ATC System and ICO mim service.

        Subsequent to December 31, 2007, we used the proceeds from the sale and maturity of certain of our investments and cash and cash equivalents to purchase approximately $98 million of student loan backed ARS consisting of variable rate bonds, with maturities ranging from 24 to 39 years, for which the interest rates are reset through a dutch auction each month. These monthly auctions have historically provided a liquid market for these ARS. Our ARS, which were purchased in accordance with our investment policy, are AAA/Aaa rated and the underlying loans are 97% insured by the U.S. Department of Education. As a result of the impact of the current conditions in the global financial markets, the ARS we purchased subsequent to December 31, 2007 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. Therefore, cash from the sale of these ARS, which we anticipated would be available during 2008, may not be available in 2008 to sufficiently fund our operating activities. To the extent our ARS do not become liquid, or we do not secure funding beyond the working capital facility described below, we plan to significantly reduce our operating and development expenditures, which would include, among others, capital expenditures for the terrestrial network development of our MSS/ATC System, related personnel and vendor support, and other overhead. We obtained a $40 million working capital facility on March 27, 2008 that is collateralized by a first priority lien on substantially all of the assets of ICO North America and its subsidiaries. This facility will be utilized to provide the necessary cash flow for operations during 2008.

        For periods beyond the end of 2008, we will likely seek additional financing through offerings of equity or debt securities or agreements with strategic partners. If we were to develop the incremental ATC portion of our MSS/ATC System without a strategic partner, we would require substantial additional capital. The category of business or consumer market we choose to serve, the type and extent of ATC infrastructure necessary to serve such market and the geographic scope of our service area will affect the amount of capital needed for the terrestrial ATC portion of our MSS/ATC System.

We expect that the additional funding needed for the type and scope of commercial service we would pursue without strategic partners would range from approximately $300 million to $800 million, depending on the business or consumer market we choose to serve, the type and extent of infrastructure necessary to serve such market and the geographic scope of our service area. It is possible that we will not be able to obtain additional financing on acceptable terms or at all. If we elect to commence commercial ATC service, within one year after doing so, the FCC's rules require us to maintain on the ground a spare satellite, which is estimated to cost between $180 million and $225 million. The spare satellite is not a requirement for the provision of MSS only services.

        Prior to July 1, 2005, our contributions to ICO North America had been in the form of equity. Any future financings by ICO North America and its subsidiaries, including intercompany loans, would need to be in compliance with the restrictions contained in the indenture governing the 2009 Notes.

Risks and Uncertainties

        Certain risks and uncertainties that could materially affect our future results of operations or liquidity are discussed under Item 1A. of Part I, "—Risk Factors" in this Form 10-K. In particular, these risks and uncertainties include, but are not limited to, the following matters:

  •
  We operate in a heavily regulated industry, and our rights to offer our planned services are tied to meeting significant milestones and otherwise satisfying our regulators. In the United States, we have met ten FCC milestones, and our right to use our assigned MSS spectrum to provide service is conditioned on our completion of two additional FCC milestones. Due to the postponement of our launch slot by Lockheed, we have filed an amendment to our original requested extension of our remaining two FCC milestones. We have requested that the milestone for the launch of our satellite be extended until April 15, 2008 (from November 30, 2007), and that certification that the MSS system is operational be extended until May 15, 2008 (from December 31, 2007). We may be unable to meet our remaining milestone dates, even if extended, and while we believe that the FCC has granted milestone extensions in the past under similar circumstances, the FCC may not grant our extension request. If we fail to meet a milestone and we are unable to obtain a waiver or extension, we could lose our MSS authorization, and a loss of our MSS authorization would be an event of default under the indenture governing the 2009 Notes. In such a situation, the outstanding principal amount of the 2009 Notes would become due immediately after FCC appeals are exhausted and 25% of the noteholders demand payment. Substantially all of the $450 million to $500 million we anticipated needing to develop the MSS portion of our MSS/ATC System has and will be used to complete the tasks to permit us to meet these FCC milestones.

  •
  There are many risks inherent to building, launching and maintaining a satellite. We have obtained launch and one year of in-orbit insurance coverage, and intend to maintain such in-orbit coverage. These costs are included in our estimated costs for completing the MSS portion of our MSS/ATC System. We have obtained insurance containing customary satellite insurance exclusions and/or deductibles and material change limitations. As is common in the industry, we are not insuring against business interruption, lost revenues or delay of revenues in the event of a total or partial loss of the communications capacity or life of our satellite. Accordingly, we would not be fully insured for all of the potential losses that may be incurred in the event of a satellite launch failure or other satellite malfunction. In addition, our business plan contemplates operating one satellite, and a launch failure would result in significant delays in the deployment of the satellite due to the need to construct a replacement, which can take 27 months or longer, and to obtain a launch opportunity for the replacement satellite. If we were unable to obtain a waiver or extension from the FCC, we could lose our MSS authorization, and a loss of our MSS authorization would be an event of default under the indenture governing the 2009 Notes. In addition, in the event that the GEO satellite and its associated systems are not certified as operational by August 15, 2008, the annual interest rate on the 2009 Notes will increase by 1.5% initially and by an additional 1.5% every 30 days until certification is achieved, up to a maximum annual interest rate of 13.5%, and all interest payments on the 2009 Notes will be required to be paid in cash until certification is achieved.

  •
  We believe we have sufficient capital resources to complete and certify to the FCC that the MSS portion of our MSS/ATC System is operational. We may seek potential strategic partners to assist us in developing the ATC portion of our MSS/ATC System. If we chose to complete our MSS/ATC System and ICO mim service without partners, we would need to raise substantial additional funding through equity and/or debt offerings. The category of business or consumer market we choose to serve, the type and extent of ATC infrastructure necessary to serve such market and the geographic scope of our service area will affect the amount of capital needed for the terrestrial ATC portion of our MSS/ATC System. We expect that the additional funding needed for the type and scope of ATC service we would pursue without strategic partners would range from approximately $300 million to $800 million. To provide commercial ATC service, we must obtain authorization from the FCC, which we applied for in December 2007, and meet certain "gating criteria," which include the provision of commercial MSS service. In addition, the FCC's rules require that we have a spare satellite on the ground available within one year of us commencing commercial ATC service.

  •
  The 2009 Notes must be repaid in August 2009. The total amount due at maturity is expected to be $767.7 million. ICO North America's ability to repay the 2009 Notes upon maturity will depend on its ability to raise additional financing. With the current weakness of the credit markets, ICO North America may be unable to refinance the 2009 Notes upon maturity.

  •
  Subsequent to December 31, 2007, we used the proceeds from the sale and maturity of certain of our investments and cash and cash equivalents to purchase approximately $98 million of student loan backed ARS consisting of variable rate bonds, with maturities ranging from 24 to 39 years, for which the interest rates are reset through a dutch auction each month. These monthly auctions have historically provided a liquid market for these ARS. Our ARS, which were purchased in accordance with our investment policy, are AAA/Aaa rated and the underlying loans are 97% insured by the U.S. Department of Education. As a result of the impact of the current conditions in the global financial markets, the ARS we purchased subsequent to December 31, 2007 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. Therefore, cash from the sale of these ARS, which we anticipated would be available during 2008, may not be available in 2008 to sufficiently fund our operating activities. To the extent our ARS do not become liquid, or we do not secure funding beyond the working capital facility described below, we plan to significantly reduce our operating and development expenditures, which would include, among others, capital expenditures for the terrestrial network development of our MSS/ATC System, related personnel and vendor support, and other overhead. We obtained a $40 million working capital facility on March 27, 2008 that is collateralized by a first priority lien on substantially all of the assets of ICO North America and its subsidiaries. This facility will be utilized to provide the necessary cash flow for operations during 2008.

  •
  For U.S. federal income tax purposes, we realized a gain of more the $300 million in 2003 on the disposition of certain securities on the maturity of a variable forward contract. This gain was offset by losses incurred in connection with the abandonment of certain assets related to our MEO satellite system in the same year. In mid-2005, the IRS commenced an audit of our 2003 U.S. federal income tax return. The IRS examination was focused on the deductibility of the losses claimed related to the MEO satellite system and the timing of the gain recognized with respect to the sale of securities under the variable forward contract. In September 2007, the IRS informed us that it had no proposed changes with respect to our 2003 income tax return, and that its audit of our 2003 income tax return is now closed. In completing its examination of the our federal income tax return for the tax year ended December 31, 2003, the IRS advised us that, while it had accepted our 2003 income tax return as filed with our reporting of the gain on the sale of securities subject to the variable forward contract in 2003, it intended to give further consideration to whether the gain reported in 2003 might be properly reported in a year prior to 2003. While the IRS has not proposed any changes to years prior to 2003 with respect to the reporting of this gain, if the IRS were to assert and sustain a position that the gain on the securities is properly reportable in a year prior to 2003, we will incur a tax liability ranging from $13 million to $136 million (including interest but excluding penalty), dependent upon which year the gain may be reportable. In August 2007, we extended the statute of limitations on the federal income tax return of ICO Global Limited (our subsidiary that held the variable forward contract in 2000) to September 2008.

  •
  We are engaged in litigation with The Boeing Company and BSSI arising out of agreements for the development and launch of our MEO satellites. BSSI's allegations are unproven and it has not specified the amount of monetary relief it is seeking. We have asserted cross claims that we believe are meritorious. From August 2004 through December 31, 2007, we have incurred approximately $13 million in pursuing this litigation and expect that we will continue to incur additional costs through the duration of the litigation. Due to the uncertain nature of litigation and the many factors beyond our control, we could incur greater costs as the litigation proceeds.

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

        We are subject to additional risks and uncertainties discussed under Item 1A. of Part I, "—Risk Factors" included in this Form 10-K, that could adversely affect the planned development, operation or commercialization of our MSS/ATC System and our costs, competitive position, financial condition and ability to realize earnings.

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

        Our investment portfolio consists of fixed income debt securities, including money market funds, commercial paper, government obligations and corporate bonds, with a fair value of approximately $161.4 million as of December 31, 2007 and $288.5 million as of December 31, 2006. The primary objective of our investments in fixed income securities is to preserve principal, while maximizing returns and minimizing risk, and our policies require that we make these investments in short-term, highly-rated securities. For available-for-sale securities, unrealized gains and losses are recorded in accumulated other comprehensive income (loss). Losses will not be realized in the consolidated statement of operations unless the individual securities are sold prior to recovery or determined to be other-than-temporarily impaired.

        As described in Note 14 to our consolidated financial statements, subsequent to December 31, 2007, we used the proceeds from the sale and maturity of certain of our investments and cash and cash equivalents to purchase approximately $98 million of student loan backed ARS. Our ARS, which were purchased in accordance with our investment policy, are AAA/Aaa rated and the underlying loans are 97% insured by the U.S. Department of Education. As a result of the impact of the current conditions in the global financial markets, the ARS we purchased subsequent to December 31, 2007 have experienced multiple failed auctions. Since the ARS are not currently actively trading, fair value of our ARS are difficult to determine and we will continue to assess whether an other-than-temporary impairment of our ARS may be required. Therefore, cash from the sale of these ARS, which we anticipated would be available during 2008, may not be available in 2008 to sufficiently fund our operating activities. See Note 2 to our consolidated financial statements for management's plans to address this matter.

        Our convertible long-term debt matures on August 15, 2009 and has a fair value of approximately $637 million as of December 31, 2007 and approximately $721.5 million as of December 31, 2006.

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
    Limited and Subsidiaries
Kirkland, Washington

        We have audited the accompanying consolidated balance sheets of ICO Global Communications (Holdings) Limited and subsidiaries (a development-stage enterprise) (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and changes in stockholders' equity (deficiency in assets) for each of the three years in the period ended December 31, 2007, and for the period from February 9, 2000 (inception) to December 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits. The Company's financial statements for the period from February 9, 2000 (date of inception) to December 31, 2002, were audited by other auditors whose report, dated November 21, 2003 (except for the second paragraph which is dated May 15, 2006), expressed an unqualified opinion on those statements. The financial statements for the period February 9, 2000 (date of inception) to December 31, 2002, reflect a net loss of $756,209,000 of the related total for the period from February 9, 2000 (date of inception) to December 31, 2007. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

        In our opinion, based on our audits and the report of other auditors, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, and for the period from February 9, 2000 (date of inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 27, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

        The Company is in the development stage as of December 31, 2007. As discussed in Note 2 to the consolidated financial statements, successful completion of the Company's development program and, ultimately, the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to fulfill its development activities, obtaining regulatory approval, and achieving a level of sales adequate to support the Company's cost structure.

        As discussed in Note 3 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, on January 1, 2007, and adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 1, 2006.

        As discussed in Note 12, the accompanying 2005 and 2006 consolidated financial statements have been restated.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington
March 27, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of ICO Global Communications (Holdings) Limited:

        In our opinion, the consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity (deficiency in assets) and cash flows, not separately presented herein, present fairly, in all material respects, the results of operations and cash flows for the period from February 9, 2000 (date of inception) to December 31, 2002 of ICO Global Communications (Holdings) Limited and its subsidiaries (a development stage enterprise) (the "Company") in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion dated November 21, 2003 on the consolidated financial statements referred to above, we included a paragraph of emphasis describing conditions that raised substantial doubt about the Company's ability to continue as a going concern through November 21, 2004. We have removed this paragraph from our report as this date has passed.

/s/ PricewaterhouseCoopers LLP

Seattle, Washington
November 21, 2003, except for the second paragraph above as to which the date is May 15, 2006

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2007	December 31, 2006
		(restated)
ASSETS
Current assets:
Cash and cash equivalents	$146,657	$163,059
Restricted cash	825	825
Available-for-sale investments	14,704	76,680
Restricted investments	—	48,734
Prepaid expenses and other current assets	1,823	807

Total current assets	164,009	290,105
Property in service—net of accumulated depreciation of $452 and $186, respectively	1,221	373
Satellite system under construction	409,209	321,646
Debt issuance costs—net of accumulated amortization of $16,281 and $9,083, respectively	13,277	20,476
Other assets	14,417	14,000

Total	$602,133	$646,600

LIABILITIES AND STOCKHOLDERS' DEFICIENCY IN ASSETS
Current liabilities:
Accounts payable	$827	$623
Accrued satellite system construction payable	9,067	43
Accrued expenses	21,679	20,748
Accrued interest	14,838	29,161
Income tax payable	1,124	908
Current portion of capital lease obligations	15,573	13,023

Total current liabilities	63,108	64,506
Capital lease obligations, less current portion	2,687	4,595
Accrued interest	20,719	—
Income tax liability	10,480	—
Convertible long-term debt—net of discount of $14,196 and $21,226, respectively	635,804	628,774

Total liabilities	732,798	697,875

Commitments and contingencies (Note 7)
Stockholders' deficiency in assets:
Preferred stock, $.01 par value, 75,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.01 par value, 900,000,000 shares authorized, 203,348,323 and 201,275,552 shares issued, and 145,379,431 and 143,306,660 shares outstanding	2,033	2,013
Class B convertible common stock, $.01 par value, 150,000,000 shares authorized, 84,663,382 and 85,843,382 shares issued, and 53,660,000 and 54,840,000 shares outstanding	847	858
Additional paid-in capital	2,752,269	2,744,989
Treasury stock, 57,968,892 shares of Class A common stock and 31,003,382 shares of Class B convertible common stock	(877,489)	(877,489)
Accumulated other comprehensive income	4,093	6,273
Deficit accumulated during the development stage	(2,012,418)	(1,927,919)

Total stockholders' deficiency in assets	(130,665)	(51,275)

Total	$602,133	$646,600

The accompanying notes are an integral part of these consolidated financial statements.

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Consolidated Statements of Operations
(In thousands, except share and per share data)

				February 9, 2000 (inception) to December 31, 2007 (development stage period)
	Year ended December 31,
	2007	2006	2005
		(restated)	(restated)
Operating expenses:
General and administrative	$43,651	$36,100	$27,850	$619,259
Research and development	7,738	6,603	570	77,068
Contract settlements	—	—	(74,955)	(74,955)
Impairment of property under construction	—	—	—	1,438,304
(Gain) loss on disposal of assets	—	(8)	(2,030)	11,100

Total operating expenses	51,389	42,695	(48,565)	2,070,776

Operating income (loss)	(51,389)	(42,695)	48,565	(2,070,776)
Interest income	11,555	19,292	9,503	132,921
Interest expense	(36,047)	(45,065)	(25,999)	(189,745)
Other income	1,738	853	76	5,463

Income (loss) before income taxes	(74,143)	(67,615)	32,145	(2,122,137)
Income tax benefit (expense)	(1,175)	(202)	(785)	119,451

Net income (loss) before cumulative effect of change in accounting principle	(75,318)	(67,817)	31,360	(2,002,686)
Cumulative effect of change in accounting principle	—	—	—	(1,944)

Net income (loss)	$(75,318)	$(67,817)	$31,360	$(2,004,630)

Basic income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(0.38)	$(0.34)	$0.16	$(10.36)
Cumulative effect of change in accounting principle	—	—	—	(0.01)

Basic income (loss) per share	$(0.38)	$(0.34)	$0.16	$(10.37)

Diluted income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(0.38)	$(0.34)	$0.16	$(10.36)
Cumulative effect of change in accounting principle	—	—	—	(0.01)

Diluted income (loss) per share	$(0.38)	$(0.34)	$0.16	$(10.37)

Weighted average shares outstanding used to compute basic income (loss) per share	198,196,880	197,617,799	194,889,804	193,271,756
Weighted average shares outstanding used to compute diluted income (loss) per share	198,196,880	197,617,799	200,077,147	193,271,756

The accompanying notes are an integral part of these consolidated financial statements.

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

				February 9, 2000 (inception) to December 31, 2007 (development stage period)
	Year ended December 31,
	2007	2006	2005
		(restated)	(restated)
Net income (loss)	$(75,318)	$(67,817)	$31,360	$(2,004,630)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of $0 tax	18	57	(75)	—
Cumulative translation adjustments	(2,198)	(2,911)	496	4,093

Comprehensive income (loss)	$(77,498)	$(70,671)	$31,781	$(2,000,537)

The accompanying notes are an integral part of these consolidated financial statements.

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows
(In thousands, except share data)

				February 9, 2000 (inception) to December 31, 2007 (development stage period)
	Year ended December 31,
	2007	2006	2005
		(restated)	(restated)
Operating activities:
Net income (loss)	$(75,318)	$(67,817)	$31,360	$(2,004,630)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	6,449	6,900	307	32,984
Depreciation	268	152	32	3,731
Non-cash interest expense	14,533	10,296	4,478	29,307
Unrealized foreign exchange gain	(130)	(755)	(2,673)	(5,272)
(Gain) loss on disposal of assets	—	(8)	(2,030)	11,100
Deferred income tax benefit	(103)	—	—	(103)
Impairment of property under construction	—	—	—	1,438,304
Gain on contract settlements	—	—	(74,955)	(74,955)
Gain on Nextel share-pledge derivative	—	—	—	(9,168)
Deferred tax credit	—	—	—	(121,928)
Other-than-temporary loss on marketable securities available-for-sale	—	—	—	689
Amortization of capitalized SAN operator incentive	—	—	—	2,593
Cost of issuance of shares to distribution partners	—	—	—	37,440
Other	(860)	—	—	29,713
Changes in:
Prepaid expenses and other current assets	(976)	1,261	486	48,498
Accrued interest income	2,998	1,205	(4,319)	(116)
Accounts payable	204	(467)	908	(121)
Accrued interest payable	(27,196)	(14,169)	21,288	36,266
Other accrued expenses	3,153	1,482	2,269	62,524

Net cash used in operating activities	(76,978)	(61,920)	(22,849)	(483,144)

Investing activities:
Proceeds from launch insurance	—	—	—	225,000
Debtor in possession advance in relation to Old ICO	—	—	—	(275,000)
Acquisition of net assets of Old ICO	—	—	—	(117,590)
Cash received from Old ICO at acquisition	—	—	—	107,436
Restricted cash	—	825	(1,650)	(5,899)
Purchases of satellite system under construction	(45,465)	(212,143)	(88,245)	(345,853)
Purchases of property under construction	—	—	—	(497,890)
Purchases of property in service	(1,116)	(202)	(357)	(3,148)
Investments in unconsolidated subsidiaries	—	—	—	(2,373)
Purchases of other assets	—	(14,000)	—	(14,000)
Purchases of available-for-sale investments	(546,602)	(536,270)	(336,342)	(4,277,493)
Maturities and sales of available-for-sale investments	607,657	753,419	43,073	4,262,876
Maturities and sales of restricted investments	46,270	48,035	—	94,305
Purchases of restricted investments	(50)	(650)	(93,583)	(94,283)
Proceeds from contract amendments	—	—	—	44,434
Proceeds from sale of assets	—	8	30	12,106

Net cash provided by (used in) investing activities	60,694	39,022	(477,074)	(887,372)

Financing activities:
Net proceeds from issuance of common stock	—	43	18	597,918
Proceeds from exercise of stock options	139	—	—	139
Proceeds from issuance of convertible notes	—	—	650,000	650,000
Debt issuance costs	—	—	(29,558)	(29,558)
Proceeds from sale of subsidiary stock and stock options	—	9,920	—	9,920
Advances from affiliates	—	—	—	324,395
Repayment of advances from affiliates	—	—	—	(324,395)
Repayment of note payable to Eagle River Investments, LLC	—	—	—	(37,500)
Repayment of operator financing	—	—	—	(5,727)
Proceeds from pledge of Nextel shares	—	—	—	351,600
Net proceeds from loan from Teledesic LLC	—	—	—	20,000
Acquisition of ICO shares from minority interest stockholder	—	—	—	(30,868)

Net cash provided by financing activities	139	9,963	620,460	1,525,924

Effect of foreign exchange rate changes on cash	(257)	484	2,422	(8,751)

Net increase (decrease) in cash and cash equivalents	(16,402)	(12,451)	122,959	146,657
Cash and cash equivalents—beginning of period	163,059	175,510	52,551	—

Cash and cash equivalents—end of period	$146,657	$163,059	$175,510	$146,657

(continued)

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows (Continued)
(In thousands, except share data)

	Year ended December 31,			February 9, 2000 (inception) to December 31, 2007 (development stage period)
	2007	2006	2005
		(restated)	(restated)
Supplemental disclosures:
Income taxes paid	$38	$139	$101	$7,465
Interest paid	48,750	48,750	—	150,402
Capitalized interest	33,074	19,778	1,437	54,289
Supplemental disclosure of non-cash activities:
Issuance of Class A common shares in respect of investment in Ellipso, Inc.	—	—	—	6,863
Issuance of Class B common shares in respect of investment in Ellipso, Inc.	—	—	—	74
Issuance of Class A common shares in respect of investment in Constellation Communications Holdings, Inc.	—	—	—	904
Issuance of Class A common shares for advisory services.	500	528	—	1,028
Increase (decrease) in accrued satellite system construction payable	9,024	(27,552)	27,595	9,067
Equipment acquired in capital lease agreements	—	—	—	42,096
Issuance of warrants for the repayment of debt	—	—	—	4,950
The following securities of ICO arose from the acquisition of Old ICO's net assets:
93,700,041 Class A common shares and options to acquire Class A common shares issued	—	—	—	679,873
31,003,382 Class B common shares issued	—	—	—	275,000
1,600,000 Class A common shares issued to distribution partners	—	—	—	16,720
200,000 Class A common shares committed to distribution partners	—	—	—	2,090
50,000,000 warrants issued to acquire Class A common shares	—	—	—	180,000

(concluded)

The accompanying notes are an integral part of these consolidated financial statements.

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)
Consolidated Statements of Changes in Stockholders' Equity (Deficiency in Assets)
(In thousands, except share data)

	Common stock							Deficit accumulated during the development stage	Total stockholders' equity (deficiency in assets)
							Accumulated other comprehensive income (loss)
	Class A shares	Class B shares	Amount	Additional paid-in capital	Treasury stock	Deferred stock-based compensation
Balance at inception, February 9, 2000	—	—	$—	$—	$—	$—	$—	$—	$—
Issuance of Class B common stock for shares of Nextel Communications, Inc.	—	36,345,786	363	401,152	—	—	—	—	401,515
Deferred tax liability associated with Nextel Communications, Inc. share contribution	—	—	—	(124,420)	—	—	—	—	(124,420)
Initial issuance of Class A common stock for cash	222	—	1	—	—	—	—	—	1
Issuance of securities to acquire assets of Old ICO:
Issuance of Class A common stock	160,000,040	—	1,600	1,372,813	—	—	—	—	1,374,413
Issuance of Class B common stock	—	31,003,382	310	274,690	—	—	—	—	275,000
Issuance of Class A common stock to distribution partners	1,550,000	—	16	16,181	—	—	—	—	16,197
Issuance of warrants	—	—	—	180,000	—	—	—	—	180,000
Issuance of Class A common stock and options	24,920,353	—	249	267,712	—	—	—	—	267,961
Issuance of Class B common stock and options	—	19,454,214	195	208,990	—	—	—	—	209,185
Cost of issuance of common stock	—	—	—	(3,211)	—	—	—	—	(3,211)
Stock-based compensation	69,750	—	1	749	—	—	—	—	750
Other compensation	—	—	—	18,436	—	—	—	—	18,436
Other comprehensive loss	—	—	—	—	—	—	(26,326)	—	(26,326)
Net loss	—	—	—	—	—	—	—	(118,794)	(118,794)
Treasury stock	(57,968,892)	(31,003,382)	—	—	(877,489)	—	—	—	(877,489)

Balance, December 31, 2000	128,571,473	55,800,000	2,735	2,613,092	(877,489)	—	(26,326)	(118,794)	1,593,218
Issuance of Class A common stock and options to acquire Ellipso Class A common stock	492,611	—	5	3,833	—	—	—	—	3,838
Issuance of securities to acquire assets of Old ICO:
Issuance of Class A common stock to Old ICO creditors	700,000	—	7	5,453	—	—	—	—	5,460
Issuance of Class A common stock to distributors and SAN operators	6,750,000	—	68	52,715	—	—	—	—	52,783
Issuance of Class A common stock	138,218	—	1	1,507	—	—	—	—	1,508
Cost of issuance of common stock	—	—	—	(176)	—	—	—	—	(176)
Other comprehensive loss	—	—	—	—	—	—	(8,036)	—	(8,036)
Net loss	—	—	—	—	—	—	—	(225,900)	(225,900)

Balance, December 31, 2001	136,652,302	55,800,000	$2,816	$2,676,424	$(877,489)	$—	$(34,362)	$(344,694)	$1,422,695

(continued)

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)
Consolidated Statements of Changes in Stockholders' Equity (Deficiency in Assets) (Continued)
(In thousands, except share data)

	Common stock							Deficit accumulated during the development stage	Total stockholders' equity (deficiency in assets)
							Accumulated other comprehensive income (loss)
	Class A shares	Class B shares	Amount	Additional paid-in capital	Treasury stock	Deferred stock-based compensation
Balance, December 31, 2001	136,652,302	55,800,000	$2,816	$2,676,424	$(877,489)	$—	$(34,362)	$(344,694)	$1,422,695
Issuance of Class A common stock to acquire CCI Series A preferred stock and common stock	583,253	—	5	899	—	—	—	—	904
Issuance of Class A and Class B common stock to acquire Ellipso Series A preferred stock and common stock	1,571,547	46,500	15	2,574	—	—	—	—	2,589
Issuance of warrants to refinance debt	—	—	—	4,950	—	—	—	—	4,950
Settlement of Teledesic note payable	—	—	—	12,514	—	—	—	—	12,514
Stock-based compensation	—	—	—	141	—	—	—	—	141
Other comprehensive income	—	—	—	—	—	—	6,912	—	6,912
Net loss	—	—	—	—	—	—	—	(411,515)	(411,515)

Balance, December 31, 2002	138,807,102	55,846,500	2,836	2,697,502	(877,489)	—	(27,450)	(756,209)	1,039,190
Other comprehensive income	—	—	—	—	—	—	35,614	—	35,614
Net loss	—	—	—	—	—	—	—	(234,148)	(234,148)

Balance, December 31, 2003	138,807,102	55,846,500	2,836	2,697,502	(877,489)	—	8,164	(990,357)	840,656
Other comprehensive income	—	—	—	—	—	—	542	—	542
Net loss	—	—	—	—	—	—	—	(902,498)	(902,498)

Balance, December 31, 2004	138,807,102	55,846,500	2,836	2,697,502	(877,489)	—	8,706	(1,892,855)	(61,300)
Value of beneficial conversion feature associated with convertible long-term debt, net of tax (restated)	—	—	—	30,000	—	—	—	—	30,000
Issuance of Class A common stock from exercise of warrants	1,827,890	—	18	—	—	—	—	—	18
Issuance of restricted Class A common stock	600,000	—	6	2,364	—	(2,370)	—	—	—
Issuance of restricted Class A common stock dividend	1,000,000	—	10	(10)	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	307	—	—	307
Other comprehensive income	—	—	—	—	—	—	421	—	421
Net income (restated)	—	—	—	—	—	—	—	31,360	31,360

Balance, December 31, 2005 (restated)	142,234,992	55,846,500	$2,870	$2,729,856	$(877,489)	$(2,063)	$9,127	$(1,861,495)	$806

(continued)

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)
Consolidated Statements of Changes in Stockholders' Equity (Deficiency in Assets) (Continued)
(In thousands, except share data)

	Common stock							Deficit accumulated during the development stage	Total stockholders' equity (deficiency in assets)
							Accumulated other comprehensive income (loss)
	Class A shares	Class B shares	Amount	Additional paid-in capital	Treasury stock	Deferred stock-based compensation
Balance, December 31, 2005 (restated)	142,234,992	55,846,500	$2,870	$2,729,856	$(877,489)	$(2,063)	$9,127	$(1,861,495)	$806
Adjustment to beginning accumulated deficit	—	—	—	—	—	—	—	1,393	1,393
Reclassification of deferred stock-based compensation recorded upon adoption of SFAS No. 123(R)	—	—	—	(2,063)	—	2,063	—	—	—
Proceeds from sale of subsidiary stock and stock options	—	—	—	9,920	—	—	—	—	9,920
Issuance of Class A common stock for advisory services	97,551	—	1	527	—	—	—	—	528
Class A shares withheld at vesting to cover income tax withholding obligations	(33,800)	—	—	(194)	—	—	—	—	(194)
Conversion of Class B common stock	1,006,500	(1,006,500)	—	—	—	—	—	—	—
Issuance of Class A common stock from exercise of warrants	1,417	—	—	43	—	—	—	—	43
Stock-based compensation	—	—	—	6,900	—	—	—	—	6,900
Other comprehensive loss	—	—	—	—	—	—	(2,854)	—	(2,854)
Net loss (restated)	—	—	—	—	—	—	—	(67,817)	(67,817)

Balance, December 31, 2006 (restated)	143,306,660	54,840,000	$2,871	$2,744,989	$(877,489)	$—	$6,273	$(1,927,919)	$(51,275)
Adoption of FIN 48	—	—	—	—	—	—	—	(9,181)	(9,181)
Value of beneficial conversion feature associated with convertible long-term debt, net of tax	—	—	—	201	—	—	—	—	201
Issuance of Class A common stock for advisory services	127,771	—	1	499	—	—	—	—	500
Conversion of Class B common stock	1,180,000	(1,180,000)	—	—	—	—	—	—	—
Issuance of Class A common stock from exercise of stock options	185,000	—	2	137	—	—	—	—	139
Stock-based compensation and issuance of restricted stock	580,000	—	6	6,443	—	—	—	—	6,449
Other comprehensive loss	—	—	—	—	—	—	(2,180)	—	(2,180)
Net loss	—	—	—	—	—	—	—	(75,318)	(75,318)

Balance, December 31, 2007	145,379,431	53,660,000	$2,880	$2,752,269	$(877,489)	$—	$4,093	$(2,012,418)	$(130,665)

(concluded)

The accompanying notes are an integral part of these consolidated financial statements.

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

1. Organization and Business

        ICO Global Communications (Holdings) Limited ("ICO") is a next-generation mobile satellite service ("MSS") operator. Through its majority owned subsidiary, ICO North America, Inc. ("ICO North America"), ICO is authorized by the Federal Communications Commission ("FCC") to offer ubiquitous mobile satellite-terrestrial services throughout the United States using a geosynchronous earth orbit ("GEO") satellite. ICO also continues to explore the development of a business plan outside of North America which would use both its physical and regulatory medium earth orbit ("MEO") assets.

        ICO was incorporated in the State of Delaware in 2000 to purchase the assets and assume certain liabilities of ICO Global Communications (Holdings) Limited ("Old ICO"), a Bermuda corporation, on its emergence from Chapter 11 bankruptcy. Effective November 28, 2001, ICO merged with ICO Global Limited, a holding company which was formed on February 9, 2000. ICO and ICO Global Limited were under the common control of Eagle River Investments, LLC ("Eagle River Investments") and its affiliates prior to their merger. Accounting principles generally accepted in the United States of America require the merger of entities under common control to be accounted for in a manner similar to pooling-of-interests accounting. The assets, liabilities and stockholders' deficiency in assets for ICO Global Limited and ICO were recorded at historical cost as of the effective date of the transaction. The consolidated financial statements include the accounts of ICO, a development stage enterprise, and its subsidiaries (collectively referred to as the "Company"). The consolidated statements of operations, of comprehensive income (loss), of cash flows and of changes in stockholders' equity (deficiency in assets) have been prepared to include the activity for ICO Global Limited and ICO from February 9, 2000, the date of inception of ICO Global Limited, through December 31, 2007. Eagle River Investments subsequently assigned its shares of the Company's stock to its affiliate, Eagle River Satellite Holdings, LLC ("ERSH"). As of December 31, 2007, ERSH remains ICO's controlling stockholder with an economic interest of approximately 32.8% and a voting interest of approximately 68.1%.

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

        In order to address service coverage and economic limitations inherent to the MSS business plan, the Company devised and introduced to the FCC the concept of using MSS spectrum for ancillary terrestrial use. This capability would allow the Company full access to urban customers by overcoming signal blockage related to buildings or terrain and capacity limitations inherent in satellite communications, thereby giving the Company greater flexibility to provide integrated satellite-terrestrial services. In February 2003, the FCC issued an order establishing rules permitting MSS operators to seek authorization to integrate an ancillary terrestrial component ("ATC") into their networks. Additionally, in May 2005, the FCC granted the Company's request to modify its reservation of spectrum for the provision of MSS in the United States using a GEO satellite system rather than a MEO satellite system. Finally, on December 8, 2005, the FCC increased the assignment to the Company of 2 GHz MSS spectrum from 8 MHz to 20 MHz.

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements (Continued)

1. Organization and Business (Continued)

        In December 2004, the Company formed its majority owned subsidiary, ICO North America, to develop an advanced next-generation hybrid mobile satellite service/ancillary terrestrial component system ("MSS/ATC System") combining both satellite and terrestrial communications capabilities. The MSS/ATC System will allow the Company to provide wireless voice, video, data and/or Internet service throughout the United States on mobile and portable devices. In August 2005, ICO North America issued $650 million aggregate principal amount of convertible notes due in August 2009 ("2009 Notes") to fund the development of the MSS/ATC System, and, in February 2006, it sold 323,000 shares of Class A common stock and stock options to purchase an additional 3,250,000 shares of Class A common stock to certain holders of its 2009 Notes, resulting in net proceeds of $9.9 million.

        In 2007, ICO North America began to develop its ICO Mobile Interactive Media ("ICO mim™") service for use on its MSS/ATC System. ICO mim is intended as an interactive suite of services including mobile video, navigation, and emergency text and voice roadside assistance. ICO mim is being developed in conjunction with several telecommunications vendors, and an alpha trial of the service is planned for the second half of 2008. During the alpha trial the Company intends to offer 8-15 channels of mobile video, a fully interactive navigation mapping and guidance program, and full interactivity for text messaging and voice service in the event roadside assistance is needed.

2. Development Stage Enterprise

        The Company is a development stage enterprise as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting by Development Stage Enterprises, and will continue to be so until it commences commercial operations. The development stage is from February 9, 2000 (inception) through December 31, 2007 (see Note 1).

        The Company is not currently generating revenue from operations and it may be unable to obtain the funding necessary to complete the construction of its MSS/ATC System and ICO mim service, fund its future working capital requirements, or achieve positive cash flow from operations. As described in Note 14, subsequent to December 31, 2007, the Company used the proceeds from the sale and maturity of certain of its investments and cash and cash equivalents to purchase approximately $98 million of student loan backed auction rate securities ("ARS") consisting of variable rate bonds, with maturities ranging from 24 to 39 years, for which the interest rates are reset through a dutch auction each month. These monthly auctions have historically provided a liquid market for these ARS. The Company's ARS, which were purchased in accordance with the Company's investment policy, are AAA/Aaa rated and the underlying loans are 97% insured by the U.S. Department of Education.

        As a result of the impact of the current conditions in the global financial markets, the ARS purchased by the Company subsequent to December 31, 2007 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. Therefore, cash from the sale of these ARS, which the Company anticipated would be available during 2008, may not be available in 2008 to sufficiently fund the Company's operating activities. To the extent the Company's ARS do not become liquid, or the Company does not secure additional funding beyond the working capital facility described below, the Company plans to significantly reduce its operating and development expenditures, which would include, among others, capital expenditures for the terrestrial network development of its MSS/ATC System, related personnel and vendor support, and other overhead. The Company obtained a $40 million working capital facility on March 27, 2008 that is

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements (Continued)

2. Development Stage Enterprise (Continued)

collateralized by a first priority lien on substantially all of the assets of ICO North America and its subsidiaries. This facility will be utilized to provide the necessary cash flow for operations during 2008.

        In addition, the Company operates in a heavily regulated industry, and its rights to offer its planned services are tied to meeting significant milestones and otherwise satisfying its regulators. Due to launch and satellite delays, the Company has requested from the FCC that the milestone for the launch of its satellite be extended until April 15, 2008 (rather than the current milestone date of November 30, 2007), and that certification that the MSS system is operational be extended until May 15, 2008 (rather than the current milestone date of December 31, 2007). As of March 27, 2008, the FCC has not granted these extensions. While the Company believes these extensions will be granted, if the FCC does not grant the Company these extensions or the MSS system is determined to not be operational, the Company may lose its MSS authorization, which would be an event of default under the indenture governing the Company's 2009 Notes (see Note 6). In such a situation, the outstanding principal amount of the 2009 Notes would become due immediately after FCC appeals are exhausted and 25% of the noteholders demand payment.

        In the event that the Company is not able to realize its assets in the ordinary course of business, and is forced to realize the assets by divestment, there is no assurance that the carrying value of the assets could be recovered.

3. Summary of Significant Accounting Policies

        Principles of Consolidation and Basis of Presentation—The consolidated financial statements of the Company include its results of operations for the years ended December 31, 2007, 2006 and 2005, and the development stage period from February 9, 2000 (inception) to December 31, 2007. These consolidated financial statements include all of the assets, liabilities and results of operations of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. All information in these financial statements is in U.S. dollars. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

        Segment Information—The Company operates in and reports on one segment (satellite telecommunications) based upon the provisions of SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. Substantially all of the Company's long-lived assets are located in the United States.

        Risks and Uncertainties—The Company is subject to the risks and challenges of a company in the development stage, including dependence on key individuals, successful development and marketing of its products and services, competition from substitute products and services, having adequate access to funding during the development stage, and larger companies with greater financial, technical and marketing resources.

        Use of Estimates—The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are used when accounting for taxes,

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

contingencies, asset useful lives and valuation of stock compensation awards, among others. Actual results could differ from those estimates. Estimates are evaluated on an ongoing basis.

        Cash and Cash Equivalents—Cash and cash equivalents is defined as short-term highly liquid investments with original maturities from the date of purchase of 90 days or less. Cash and cash equivalents is comprised of the following (in thousands):

	December 31,
	2007	2006
Cash	$554	$23,148
Money market funds	124,726	20,192
Commercial paper	21,377	119,719

	$146,657	$163,059

        As described in Note 14, subsequent to December 31, 2007, the Company used the proceeds from the sale and maturity of certain of its investments and cash and cash equivalents to purchase approximately $98 million of student loan backed ARS. The Company's ARS, which were purchased in accordance with the Company's investment policy, are AAA/Aaa rated and the underlying loans are 97% insured by the U.S. Department of Education. As a result of the impact of the current conditions in the global financial markets, the ARS purchased by the Company subsequent to December 31, 2007 have experienced multiple failed auctions. Therefore, cash from the sale of these ARS, which the Company anticipated would be available during 2008, may not be available in 2008 to sufficiently fund the Company's operating activities.

        Restricted Cash—As of December 31, 2007 and 2006, the Company had restricted cash of $825,000 related to a bond which is held pursuant to conditions of the Company's FCC authorization to operate in the MSS spectrum.

        Available-for-Sale Investments—The Company's investments are primarily held in commercial paper, corporate bonds and notes and U.S. government and agency securities, and are classified as available-for-sale and are reported at fair value based upon quoted market prices. Investments generally mature or are sold within six months from the purchase date and are classified as current assets in the consolidated balance sheets. Realized gains and losses on investments are determined using the specific identification method and are included in interest income in the consolidated statements of operations. The Company includes any unrealized gains or losses on investments, net of tax, in stockholders' equity (deficiency in assets) as a component of accumulated other comprehensive income (loss). The Company does not hold any derivative financial instruments in its investment portfolio.

        Restricted Investments—As of December 31, 2007, the Company did not have any restricted investments. The Company's restricted investments at December 31, 2006 consisted of U.S. Treasury securities held as collateral for future interest payments related to the 2009 Notes. The maturity dates of these investments corresponded with the first four interest payment dates as specified in the 2009 Notes. These investments were classified as held-to-maturity and were reported at amortized cost. Gross unrealized losses on restricted investments held at December 31, 2006 were $178,000.

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

        Property in Service—Property in service primarily consists of computer equipment, software, furniture and fixtures and leasehold improvements. Property in service is stated at cost, net of accumulated depreciation, and is depreciated using the straight-line method. Computer equipment, software and furniture and fixtures are depreciated over their estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease. Significant additions and improvements to property in service are capitalized. Repair and maintenance costs are expensed as incurred.

        Satellite System Under Construction—Satellite system under construction represents payments made and accrued for third-party construction and engineering costs incurred in the design, manufacture, test and launch of the MSS/ATC System as well as costs incurred for the procurement of equipment and technology for use in the ICO mim service. Satellite system under construction will be classified as property in service when the assets are placed into service and will be depreciated using the straight-line method based on the anticipated useful lives of the assets ranging from 5 to 15 years.

        Capitalized Interest—The Company capitalizes interest costs associated with the construction of its MSS/ATC System and ICO mim service. Interest capitalized to satellite system under construction for the years ended December 31, 2007, 2006 and 2005 was $33.1 million, $19.8 million and $1.4 million, respectively.

        Impairment of Long-Lived Assets—Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the carrying values of long-lived assets are reviewed whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Management considers whether specific events have occurred in determining whether long-lived assets are impaired at each balance sheet date or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The determination of whether impairment exists is based on any excess of the carrying value over the expected future cash flows. Any resulting impairment charge is measured based on the difference between the carrying value of the asset and its fair value, as estimated through expected future cash flows, discounted at a market rate of return for a similar investment.

        Debt Issuance Costs—Costs incurred in connection with the issuance of the 2009 Notes have been capitalized and are included in debt issuance costs in the consolidated balance sheets. These costs are being amortized using the effective interest method from issuance in August 2005 through maturity in August 2009. Amortization of debt issuance costs is included in interest expense on the consolidated statements of operations. Amortization of debt issuance costs for the years ended December 31, 2007, 2006 and 2005 was $7.2 million, $6.7 million and $2.4 million, respectively.

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

        Fair Value of Financial Instruments—Financial instruments include cash and cash equivalents, available-for-sale investments, restricted investments, accounts payable, convertible notes and certain other accrued liabilities. The fair values of available-for-sale investments are assessed using current market quotations for identical or similar traded securities. The carrying amounts of these

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

available-for-sale investments are adjusted to fair value monthly. The fair value of convertible notes is based on market prices of recent trades. The carrying amounts of all other financial instruments are reasonable estimates of their fair values due to their short-term nature.

        Revenue Recognition—The Company is a development stage enterprise and does not currently have any revenue from operations.

        Research and Development Costs—Research and development costs, consisting of third-party engineering, consulting and development costs associated with technology being considered for use in the Company's MSS/ATC System and ICO mim service, as well as costs associated with an evaluation of the usability of the Company's MEO satellite system, are expensed as incurred. The Company reviews each of its research and development projects to determine if technological feasibility has been achieved, at which point, future development costs associated with that project are capitalized.

        Contract Settlements—The Company's policy with respect to disputed contracts is to continue to record expenses according to its contractual obligation until such contract is terminated. Upon termination, and prior to settlement, the Company continues to accrue estimated late payment fees and interest expense, as applicable. Upon reaching settlement, whereby the other party's claims are legally released, the Company will extinguish its recorded liability, resulting in the recognition of a gain or loss on contract settlement. The Company recorded substantial gains on contract settlements for the year ended December 31, 2005 (see Note 5).

        Stock-Based Compensation—Beginning January 1, 2006, the Company records stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"), using the modified prospective transition method, which requires measurement of all share-based payment awards made to employees, directors, and consultants, based on the estimated fair value on the date of grant and recognition of compensation cost over the requisite service period for awards expected to vest.

        The Company records stock-based compensation on stock options and restricted stock awards issued to employees, directors and consultants. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model ("Black-Scholes") based on the single option award approach. The fair value of restricted stock awards is determined based on the number of shares granted and the quoted market price of the Company's common stock on the date of grant. Fair value of stock options is amortized to expense on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Fair value of restricted stock awards with performance conditions is amortized to expense over the requisite service period using the accelerated method of expense recognition. The fair value of share-based payment awards as determined by Black-Scholes is affected by the Company's stock price as well as other assumptions. These assumptions include, but are not limited to, the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. SFAS 123(R) requires forfeitures to be estimated at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

        Prior to the adoption of SFAS 123(R), the Company accounted for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), as permitted under SFAS No. 123, Accounting for Stock Based Compensation ("SFAS 123"). Under APB 25, the Company recorded no stock-based

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

compensation expense in 2005 related to its stock options as the exercise price of stock options granted during 2005 was equal to or greater than the fair market value of the underlying stock at the date of grant. The intrinsic value method of accounting resulted in stock-based compensation expense in 2005 related to the Company's restricted stock awards based on the number of shares granted and the quoted market price of the Company's common stock on the date of grant.

        Foreign Currency Translation and Foreign Currency Transactions—The reporting currency for the Company's operations is U.S. dollars. The Company translates the activities of its foreign subsidiaries with functional currencies other than the U.S. dollar during the period at the average exchange rate prevailing during the period. Assets and liabilities denominated in foreign currencies are restated at the exchange rates prevailing at the balance sheet date. Translation adjustments resulting from these processes are recognized as a component of accumulated other comprehensive income (loss). The Company recognizes applicable cumulative translation adjustments as a component of operating income (loss) in the period in which a subsidiary is substantially liquidated. For the year ended December 31, 2007, the Company recognized a gain of $860,000 upon the liquidation of a subsidiary. For the years ended December 31, 2006 and 2005, there were no gains or losses resulting from the liquidation of subsidiaries.

        Gains and losses on foreign currency transactions are recognized as a component of other income (expense) in the consolidated statements of operations in the period in which they occur. For the years ended December 31, 2007, 2006 and 2005, gains on intercompany foreign currency transactions of $3 million, $8.6 million and $9 million, respectively, have been excluded from net income (loss) and reported as a component of accumulated other comprehensive income (loss) due to their long-term investment nature.

        Income Taxes—The Company accounts for income taxes using the asset and liability method under SFAS No. 109, Accounting for Income Taxes ("SFAS 109"). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded when it is more likely than not that the assets will not be realized. The Company's policy is to recognize interest and/or penalties related to unrecognized tax benefits as income tax expense. Beginning January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 ("FIN 48"), as discussed further below.

        Accumulated Other Comprehensive Income (Loss)—The Company's accumulated other comprehensive income (loss) consists of unrealized gains and losses on available-for-sale investments, net of tax, and cumulative translation adjustments. Accumulated other comprehensive income as of December 31, 2007 consisted of cumulative translation adjustments of $4.1 million. Accumulated other comprehensive income as of December 31, 2006 consisted of cumulative translation adjustments of $6.3 million, less unrealized losses on available-for-sale investments of $18,000.

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

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

        The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except share and per share data):

	Year ended December 31,
	2007	2006	2005
Net income (loss)	$(75,318)	$(67,817)	$31,360

Weighted average common shares outstanding	198,383,291	198,108,210	194,965,420
Less: unvested restricted stock	(186,411)	(490,411)	(75,616)

Shares used for computation of basic earnings (loss) per share	198,196,880	197,617,799	194,889,804
Add: dilutive unvested restricted stock, stock options and warrants	—	—	5,187,343

Shares used for computation of diluted earnings (loss) per share(1)	198,196,880	197,617,799	200,077,147

Basic earnings (loss) per share	$(0.38)	$(0.34)	$0.16

Diluted earnings (loss) per share	$(0.38)	$(0.34)	$0.16

(1)
The effect of certain stock options and warrants was anti-dilutive, and they were not included in the calculation of diluted earnings (loss) per share. Anti-dilutive options and warrants totaled 15,744,433, 12,656,933 and 49,510,697 for the years ended December 31, 2007, 2006 and 2005, respectively.

        If the 2009 Notes were converted into Class A common stock of ICO North America, the Company's future earnings would be diluted as the Company's ownership interest in ICO North America would be reduced to approximately 55%.

        Cumulative Effect of a Change in Accounting Principle—In 2001, in accordance with the transition provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company recorded the cumulative effect of a change in accounting principle associated with a derivative share pledge agreement with a bank. The share pledge agreement contained a call-spread derivative whereby the pledge liability was adjusted when the fair value of the pledged shares was not within the call spread. The cumulative effect represents the initial valuation of this call-spread derivative and the revaluation of the associated pledge liability, net of tax. This derivative share pledge agreement was settled in March 2003.

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

        New Accounting Pronouncements—In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS 109. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $9.2 million increase in its liability for uncertain tax positions, which was accounted for as an adjustment to its deficit accumulated during the development stage. FIN 48 prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Refer to Note 9 for further discussion regarding the financial statement impact of the adoption of FIN 48.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The FASB provided a one year deferral for the implementation of SFAS 157 for certain other nonfinancial assets and liabilities. The Company does not expect the adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material impact on the Company's financial position, results of operations or cash flows.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"). The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires transaction costs to be expensed as incurred; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing guidance until January 1, 2009. The Company does not expect the adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB Statement No. 51 ("SFAS 160"). SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company does not expect

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

the adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

4. Available-for-Sale Investments

        The amortized cost (including accrued interest), gross unrealized gains and losses and fair value of available-for-sale investments, by major security type, are as follows (in thousands):

	December 31, 2007
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Commercial paper	$14,704	$—	$—	$14,704

	December 31, 2006
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Commercial paper	$65,363	$—	$(19)	$65,344
U.S. government and agency securities	11,335	2	(1)	11,336

	$76,698	$2	$(20)	$76,680

        Consistent with the guidance provided for in Emerging Issues Task Force ("EITF") Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and FASB Staff Position FAS115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the Company evaluates its investments for other-than-temporary impairment. At December 31, 2006, individual securities with a fair value below the cost basis were evaluated to determine if they were other-than-temporarily impaired. These securities were determined to be only temporarily impaired because the decline in value was related to changes in market interest rates and the Company has the ability and intent to hold these securities until they recover. As of December 31, 2007, no securities had been in a continuous unrealized loss position for 12 months or longer.

        Subsequent to December 31, 2007, the Company used the proceeds from the sale and maturity of certain of its investments and cash and cash equivalents to purchase approximately $98 million of student loan-backed ARS As a result of the impact of the current conditions in the global financial markets, the ARS purchased by the Company subsequent to December 31, 2007 have experienced multiple failed auctions. Therefore, the ARS cannot be liquidated until (i) a successful auction occurs; (ii) the issuers of the ARS call the ARS at par; or (iii) a liquid market develops for these ARS. These events may not occur for a period longer than one year. Since the ARS are not currently actively trading, fair value of the ARS are difficult to determine and the Company will continue to assess whether an other-than-temporary impairment of the ARS may be required.

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements (Continued)

5. Satellite Access Node Agreements and Contract Settlements

        As part of the ground infrastructure for its MEO satellite system, the Company established satellite access node ("SAN") sites in eleven countries throughout the world. Prior to 2000, the Company entered into noncancellable agreements with certain vendors ("SAN Operators") that own and operate the Company's SAN sites. All of the agreements provide for varying levels of support required to operate the SAN sites ("SAN Operating Agreements"). Additionally, certain of the agreements require the repayment of certain up-front infrastructure costs incurred on the Company's behalf ("SAN Infrastructure Agreements") that represent capital leases payable with initial interest rates ranging from 8.5% to 20%.

        In 2003, the Company determined that it needed only some of the SAN sites to economically deploy its MEO satellite system. Additionally, the Company's Board of Directors decided that the Company would no longer provide funding to its subsidiaries to pay SAN Operators, with the exception of its U.S. SAN Operator, unless the Company received additional funding or the contracts with such operators were restructured to obtain a substantial cost savings. In December 2004, the Company's Board of Directors decided to significantly curtail further construction on its MEO satellite system, which further increased the likelihood that the SAN sites would not be utilized in a timely fashion in the contemplated MEO satellite system. As a result of the Company's decisions, eight of the ten SAN Operators terminated their agreements with the Company from 2004 to 2006 and discontinued providing the requisite level of services. The Company accrues operating expenses until the related agreement is terminated and the SAN Operator has ceased providing services. Certain of the terminated agreements were settled in exchange for a nominal level of consideration, including cash and the transfer of certain SAN assets. Certain of the terminated agreements have not been settled and remain outstanding.

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

        The following represents a summary of transactional activity with the various SAN Operators (in thousands):

	Year ended December 31,
	2007	2006	2005
Total SAN liability, beginning of period	$45,591	$40,097	$111,372
Expense recognized under SAN Operating Agreements	1,886	2,634	3,802
Interest expense related to SAN Infrastructure Agreements	3,246	2,871	4,564
Payments made to SAN Operators	(2,767)	(763)	(4,054)
Gain recognized on SAN contract settlements	—	—	(74,955)
Effect of changes in foreign currency exchange rates	1,237	752	(632)

Total SAN liability, end of period	$49,193	$45,591	$40,097

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements (Continued)

5. Satellite Access Node Agreements and Contract Settlements (Continued)

        The total SAN liability is comprised of the following amounts which are included in the following line items on the consolidated balance sheets (in thousands):

	December 31,
	2007	2006
Accrued expenses	$16,095	$16,977
Accrued interest (current portion)	14,838	10,996
Current portion of capital lease obligations	15,573	13,023
Capital lease obligations, less current portion	2,687	4,595

	$49,193	$45,591

6. Convertible Long-Term Debt

        In August 2005, ICO North America completed the sale of $650 million aggregate principal amount of convertible notes to Qualified Institutional Buyers pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Rule 144A thereunder. The net proceeds from the sale of the 2009 Notes are being used to develop the Company's MSS/ATC System and ICO mim service and to fund operating expenses.

        The 2009 Notes mature in August 2009 and bear interest at a rate of 7.5% per year, payable semi-annually in arrears in cash on February 15 and August 15. Subject to certain exceptions, for the period from August 16, 2007 through August 15, 2009, ICO North America has the option of paying accrued interest due with additional notes in lieu of cash at an increased interest rate of 8.5% per annum. ICO North America elected to make its February 15, 2008 interest payment in the form of additional notes and anticipates making future interest payments in the form of additional notes as well. Therefore, the rate used to accrue interest on the outstanding 2009 Notes has been adjusted to 8.5% per annum effective August 16, 2007. ICO North America expects to continue making future interest payments in the form of additional notes which will result in $767.7 million due at maturity. In addition, ICO North America has both the ability and the intent to issue additional notes rather than paying interest in cash and, therefore, the Company has classified the accrued interest on the 2009 Notes as long-term on its consolidated balance sheet at December 31, 2007. ICO North America's GEO satellite and its associated systems must be certified as operational by August 15, 2008 or the coupon on the 2009 Notes increases by 1.5% every 30 days beyond this date, until certification is achieved, up to a maximum of 13.5% per annum, and payments must be made in cash until certification is achieved.

        The 2009 Notes are convertible, at the option of the holder, into ICO North America's Class A common stock. The initial conversion price of the 2009 Notes was $4.25 per share, subject to adjustment pursuant to the indenture. The conversion price has subsequently been adjusted to $4.06 per share as explained below. Additionally, the 2009 Notes will automatically convert into shares of ICO North America's Class A common stock upon a qualifying private offering or sale, a qualifying public offering of ICO North America's common stock or upon written consent of holders owning two-thirds of the 2009 Notes. If the 2009 Notes were converted into Class A common stock of ICO North America, the Company's ownership interest in ICO North America would be reduced to

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements (Continued)

6. Convertible Long-Term Debt (Continued)

approximately 55%. Holders of the 2009 Notes also have the right of first offer on any equity securities of ICO North America subject to certain exemptions and conditions.

        The 2009 Notes contain certain embedded beneficial conversion features contingent upon the occurrence, or non-occurrence, of certain future events, including completion by ICO North America of a qualified public offering by August 15, 2007, the issuance of the ICO North America Class A common stock and the issuance of options or warrants to purchase ICO North America Class A common stock. The Company has accounted for these beneficial conversion features in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The value of the embedded beneficial conversion feature associated with a registration rights penalty was initially measured and recognized at the commitment date, or August 15, 2005. The value of all other embedded beneficial conversion features of the 2009 Notes will be measured at the time such events occur, if at all.

        The value of the embedded beneficial conversion feature associated with a registration rights penalty was initially calculated based on a 2% premium on the fully diluted shares outstanding as of August 15, 2005. This beneficial conversion feature resulted in a reduction to the conversion price of the 2009 Notes from $4.25 per share to $4.06 per share. The total value of the beneficial conversion feature was determined to be approximately $30 million, which was recorded as a reduction in the 2009 Notes and an increase to additional paid-in capital as of December 31 2005, and will be recognized as interest expense over the life of the 2009 Notes using the effective interest method. In accordance with EITF Issue No. 05-8, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature, the Company recorded a deferred tax liability of $10.2 million in 2005 related to the tax treatment of this beneficial conversion feature, and reduced its valuation allowance by an offsetting amount. As of August 15, 2007, ICO North America had not completed a qualifying public offering. The non-occurrence of this event triggered re-measurement of the value of the embedded beneficial conversion feature associated with the registration rights penalty. This re-measurement resulted in additional value to the beneficial conversion feature equal to approximately $304,000, with a related income tax effect of $103,000. The $103,000 was recorded as a reduction to additional paid-in capital and as an income tax benefit for the year ended December 31, 2007.

        The 2009 Notes have a registration rights agreement whereby a majority of the holders of the 2009 Notes can demand on the third anniversary of the notes that the Company register the ICO North America shares. If the Company fails to do so within 60 days, or the registration of the ICO North America shares has not been declared effective by the U.S. Securities and Exchange Commission within 120 days, the interest rate on the 2009 Notes increase by 1% every 90 days up to a maximum of 13.5%. This additional interest would be required to be paid in cash. The maximum amount of additional interest expense the Company would incur would be approximately $13.6 million through the maturity of the 2009 notes. The Company currently believes that it is not probable it will be required to remit any additional interest to the holders of the 2009 Notes for failing to obtain an effective registration statement.

        The 2009 Notes also contain covenants, including, but not limited to, restrictions on ICO North America's future indebtedness and the payment of dividends. In addition, all of ICO North America's stock is pledged and all of its existing and future assets are held as collateral for the 2009 Notes. As of December 31, 2007, ICO North America is in compliance with all of the covenants.

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements (Continued)

6. Convertible Long-Term Debt (Continued)

        Under FCC regulations, ICO North America is required to adhere to significant implementation milestones to maintain authorization to use its assigned MSS spectrum in the United States. ICO North America has requested an extension of its two remaining milestones pertaining to the launch of its GEO satellite and certification that the MSS system is operational. ICO North America has requested from the FCC that the milestone for the launch of its satellite be extended until April 15, 2008 (rather than the current milestone date of November 30, 2007), and that certification that the MSS system is operational be extended until May 15, 2008 (rather than the current milestone date of December 31, 2007). As of March 27, 2008, the FCC has not granted the extension of these milestones. In the event that the FCC does not grant these extensions, ICO North America may be deemed to be in violation of applicable FCC regulations and may be subject to automatic cancellation of its authorization to utilize its assigned 2 GHz spectrum. The cancellation of the MSS authorization would be an event of default under the indenture governing the 2009 Notes. In such a situation, the outstanding principal amount of the 2009 Notes would become due immediately after FCC appeals are exhausted and 25% of the noteholders demand payment.

        The 2009 Notes are carried at cost on the consolidated balance sheets. The aggregate fair value of the 2009 Notes as of December 31, 2007 and 2006 is approximately $637 million and $721.5 million, respectively.

7. Commitments and Contingencies

        Purchase Commitments—The Company, through its majority owned subsidiary ICO North America, has an agreement with Space Systems/Loral, Inc. ("Loral") to design, develop, manufacture, test and deliver one GEO satellite and to develop, test and implement certain ground-based beam forming systems related to the operation of the satellite. The satellite was delivered in February 2008. The Company also retains an option through December 31, 2008 to purchase one additional GEO satellite. The satellite contract may be terminated by the Company for its convenience in whole (meaning as to the whole of the then remaining work) or in part prior to launch of its GEO satellite. In the case of termination in whole, the Company's liabilities are stipulated in an agreed-upon termination liability schedule that approximates the total amounts paid or payable by the Company at the time of termination. If the satellite portion of the contract is terminated, the Company is required to terminate the contract in whole, including the ground-based beam forming. The same stipulated termination liability schedule would be applicable if Loral terminates the contract due to the Company's default.

        The Company has an agreement with Lockheed Martin Commercial Launch Services ("Lockheed") for the provision of a launch service for its GEO satellite. After some postponement, Lockheed has provided the Company a launch date of April 14, 2008. The Company has exercised the right to purchase launch risk protection insurance from Lockheed, providing for a payment to the Company in the event of a launch failure due to the launch vehicle. The Company also retains an option to require Lockheed to provide a replacement launch in the event that the Company determines that the initial launch resulted in a satellite failure within the first six months after launch. The launch services contract may be terminated for any reason by the Company for its convenience prior to launch of its GEO satellite. In the case of termination, the Company's liabilities are stipulated in an agreed-upon termination liability schedule. The same stipulated termination liability schedule would be applicable if Lockheed terminates the contract due to the Company's default, including default due to the Company's delay beyond an agreed-upon maximum postponement period for the launch service. At

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements (Continued)

7. Commitments and Contingencies (Continued)

no time does the Company obtain title to or ownership in the launch vehicle. The launch vehicle remains the property of Lockheed. With certain exceptions, Lockheed is responsible for securing all licenses, approvals and consents as may be required for performance of the launch services contract.

        The Company has an agreement with Hughes Network Systems, LLC ("HNS") to provide gateway equipment and services for the Company's MSS/ATC System, including the design, manufacture, test and delivery of the radio frequency subsystem, the gateway system controller, the gateway control network and the gateway system interconnections. The gateway is located at the HNS facility in North Las Vegas, Nevada and is expected to be fully operational during the second quarter of 2008. The Company retains an option to purchase a diverse site radio frequency terminal along with an associated diverse site facility. This agreement with HNS may be terminated for any reason by the Company for its convenience prior to completion of the gateway. In the case of termination, the Company's liabilities are stipulated in an agreed-upon termination liability schedule that approximates the total amounts paid or payable by the Company at the time of termination. The same stipulated termination liability schedule would be applicable if HNS terminates the contract due to the Company's default. HNS is responsible for securing all licenses, approvals and consents as may be required for performance of the gateway contract.

        On May 1, 2007, the Company entered into an agreement with HNS to develop user equipment and a GEO Mobile Radio Interface satellite gateway for use in the Company's alpha trial of its ICO mim service. This agreement may be terminated for any reason by the Company for its convenience prior to delivery or upon default by HNS under certain circumstances. In the case of termination for convenience, the Company's liabilities approximate the total amounts paid or payable by the Company at the time of termination. Under the termination for default, HNS is required to refund to the Company all payments made by the Company.

        On June 22, 2007, the Company entered into an agreement with Lucent Technologies, Inc. ("Alcatel-Lucent") to provide certain architecture and technical design services to develop and manufacture equipment, including repeaters, satellite headend and gateway core equipment. In addition, Alcatel-Lucent is responsible for the delivery, installation and testing of this equipment and the Company's ICO mim service, which is based on digital video broadcasting-satellite services to handhelds technology. This agreement may be terminated for any reason by the Company for its convenience or upon default by Alcatel-Lucent under certain circumstances. In the case of termination for convenience, the Company's liabilities approximate the total amounts paid or payable by the Company at the time of termination. Under the termination for default, the Company shall remain liable for payment of previously accepted milestones and otherwise have no further payment obligations to Alcatel-Lucent under the agreement.

        As of December 31, 2007, the Company had purchase commitments of approximately $77.3 million related to the contracts described above as well as other secondary agreements related to the development of its MSS/ATC System and ICO mim service. Approximately $54.1 million of this amount is payable based on the achievement of certain construction, delivery and deployment milestones related to the development of the MSS/ATC System and the completion of certain agreed-upon services associated with the Company's ICO mim service. Additional payments of $23.2 million, including interest, related to in-orbit satellite performance incentives associated with the Company's GEO satellite, are payable over 15 years from 2008 through 2023.

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements (Continued)

7. Commitments and Contingencies (Continued)

        At December 31, 2007, future minimum payments under the Company's purchase commitments were as follows (in thousands):

Purchase commitments
2008	$53,558
2009	1,646
2010	824
2011	910
2012	1,006
Thereafter	19,330

$77,274

Lease Commitments—The Company has entered into agreements with ten SAN Operators that own and operate substantially all of the Company's MEO SAN sites. Such agreements require the repayment of certain up-front capital asset costs incurred by each SAN Operator in establishing the initial infrastructure for the SAN. The Company continues to have lease commitments under some of these agreements (see Note 5).

        The Company leases office space and office equipment under noncancellable rental agreements accounted for as operating leases. Total rental expense under operating leases for the years ended December 31, 2007, 2006 and 2005 was approximately $1 million, $533,000 and $345,000, respectively. Rent expense for the year ended December 31, 2007 includes costs associated with the Company's new MEO satellite storage facility as well as incremental rental expense due to the expansion of its corporate headquarters in Reston, Virginia. Rent expense is included in general and administrative expense in the Company's consolidated statements of operations.

        At December 31, 2007, the scheduled future minimum payments under the Company's lease agreements, based on the exchange rates in effect as of December 31, 2007, were as follows (in thousands):

	SAN infrastructure agreements	Operating leases
2008	$23,064	$1,175
2009	2,260	1,129
2010	1,411	930
2011	—	740
2012	—	519

Total minimum payments	26,735	$4,493

Less amount representing interest	(8,476)

Present value of capital lease payments	18,259
Less: current portion of capital leases	(15,572)

Capital lease obligations, less current portion	$2,687

        There were no assets that related to capital leases as of December 31, 2007 and 2006 due to the writedown of assets in prior years associated with the Company's SAN Infrastructure Agreements.

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements (Continued)

7. Commitments and Contingencies (Continued)

        Satellite System Operating Commitments—The Company has an agreement with Intelsat, Ltd. ("Intelsat") to provide operational services to support the telemetry, tracking and control ("TT&C") system of its GEO satellite, as well as a separate agreement for its MEO satellite. Under these agreements, the Company is obligated to pay Intelsat a recurring, monthly fee associated with TT&C and other satellite support services. In addition, the Company has an agreement with HNS to provide operations, maintenance and hosting services associated with its GEO gateway located in North Las Vegas, Nevada and has agreements with certain of its MEO SAN Operators which require payments for ongoing operations and related expenses incurred at each respective MEO SAN site (see Note 5).

        As of December 31, 2007, the Company had satellite system operating commitments of approximately $24.3 million related to the contracts described above as well as other secondary agreements related to the operation of its MSS/ATC System and MEO satellite system. At December 31, 2007, future minimum payments under the Company's satellite system operating commitments were as follows (in thousands):

Satellite system operating commitments
2008	$4,273
2009	3,312
2010	2,275
2011	1,542
2012	1,187
Thereafter	11,723

$24,312

        Boeing Litigation—In response to the Company's demand for arbitration, in August 2004 Boeing Satellite Systems International, Inc. ("BSSI") filed an action in the Superior Court of the State of California, in and for the County of Los Angeles, seeking a judicial declaration that the Company had terminated its contractual agreements with BSSI, and thereby extinguished all of the Company's rights and claims against BSSI arising out of or relating to the development, construction and launch of the Company's MEO satellites. In response, the Company filed a cross complaint seeking damages from BSSI for breach of the parties' agreements and for other wrongful, tortious conduct. Subsequently, the Company also filed a cross complaint against The Boeing Company, BSSI's corporate parent, alleging wrongful, tortious conduct that also damaged the Company. BSSI filed a cross complaint against the Company seeking unspecified monetary relief. The Court will hear trial motions and commence jury screening on April 18, 2008, with trial commencing on May 5, 2008. The Company believes that its claims are meritorious and is vigorously pursuing a prompt resolution. Through December 31, 2007, the Company has incurred approximately $13 million in pursuing this litigation and expects it will continue to incur additional costs through the ultimate resolution which is uncertain.

        Ellipso, Inc.—In December 2006, Ellipso, Inc. ("Ellipso") filed an action in the Superior Court of the District of Columbia seeking damages in excess of $100 million from the Company and its subsidiary, ICO Global Limited, for breach of contract, breach of warranty and fraud. The Company has answered Ellipso's complaint and has brought a number of counterclaims. The Company believes

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements (Continued)

7. Commitments and Contingencies (Continued)

that Ellipso's claims are without merit. The Company intends to vigorously defend itself against Ellipso. The Company currently believes that this lawsuit will not have a material adverse effect on its financial condition, results of operations or cash flows; however, the outcome is uncertain.

        Other—In the opinion of management, except for those matters described above and in Note 5, to the extent so described, litigation, contingent liabilities and claims against the Company in the normal course of business are not expected to involve any judgments or settlements that would be material to the Company's financial condition, results of operations or cash flows.

8. Stockholders' Deficiency in Assets

        Common Stock—The Company's Restated Certificate of Incorporation authorizes two classes of common stock, Class A and Class B. The rights of the holders of shares of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Holders of shares of Class A common stock are entitled to one vote per share. Holders of shares of Class B common stock are entitled to ten votes per share. The Class B common stock is convertible at any time at the option of its holder into shares of Class A common stock. Each share of Class B common stock is convertible into one share of Class A common stock. Additionally, subject to certain exceptions, shares of Class B common stock will automatically convert into shares of Class A common stock if the shares of Class B common stock are sold or transferred. Class A common stock is not convertible. As of December 31, 2007, ERSH remains the Company's controlling stockholder with an economic interest of approximately 32.8% and a voting interest of approximately 68.1%.

        Stock Incentive Plan—The 2000 Stock Incentive Plan as Amended and Restated Effective June 15, 2007 ("Plan") was initially adopted following stockholder approval on May 10, 2000 and was subsequently amended and restated on August 9, 2000, November 17, 2005 and June 15, 2007. The Plan authorizes the grant of incentive stock options, as well as stock awards, to Company employees, board members and consultants. The Company's Board of Directors has authorized a total of 20 million shares of its common stock for the issuance of stock options and stock awards under the Plan, subject to adjustments for changes in the Company's capital structure.

        Under the Plan, stock options by default vest and become exercisable over a four year period, with 25% vesting after one year and 1/48th vesting each month thereafter, and have generally been granted on a vesting schedule of 25% per year. Stock options generally expire 10 years after the date of grant or up to 90 days after termination of employment, whichever occurs earlier. Stock awards vest over the corresponding service term, generally between two and three years. Additionally, until two years after an initial public offering by the Company, all shares acquired under the Plan are subject to market standoff provisions, which prevent the sale of the shares until up to 180 days after a public offering of the Company's stock.

        As of December 31, 2007, a total of 20,000,000 shares of common stock have been authorized for issuance under the Plan, of which 6,680,250 shares were reserved and remain available for grant. In addition, the Company has authorized 695,000 shares outside of the Plan, but with similar terms and conditions as the Plan, and has assumed 222,573 shares pursuant to its merger with ICO Global Limited (see Note 1).

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements (Continued)

8. Stockholders' Deficiency in Assets (Continued)

        Share-Based Payment—As of January 1, 2006, the Company records stock-based compensation on stock options and restricted stock awards issued to employees, directors and consultants in accordance with SFAS 123(R). SFAS 123(R) requires measurement of all share-based payment awards made to employees, directors and consultants, based on the estimated fair value on the date of grant, and recognition of compensation cost over the requisite service period for awards expected to vest. For the years ended December 31, 2007, 2006, and 2005, the Company recognized stock-based compensation expense of $6.4 million, $6.9 million and $307,000, respectively. Stock-based compensation is included in general and administrative expenses in the Company's consolidated statements of operations.

        At December 31, 2007, the balance of stock-based compensation cost to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is as follows (in thousands):

Years ending December 31,
2008	$8,618
2009	7,058
2010	3,046
2011	1,173

$19,895

        The period over which the unearned stock-based compensation expense is expected to be recognized is approximately 2.5 years.

        Prior to the adoption of SFAS 123(R), the Company accounted for its stock-based awards using the intrinsic value method in accordance with APB 25, as permitted under SFAS No. 123. Under APB 25, the Company recorded no stock-based compensation expense in 2005 related to its stock options as the exercise price of stock options granted during 2005 was equal to or greater than the fair market value of the underlying stock at the date of grant. The intrinsic value method of accounting resulted in stock-based compensation expense in 2005 related to the Company's restricted stock awards based on the number of shares granted and the quoted market price of the Company's common stock on the date of grant.

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements (Continued)

8. Stockholders' Deficiency in Assets (Continued)

        Had the Company accounted for its stock options and restricted stock awards under the fair value method consistent with the methodology of SFAS 123, the Company's net income would have reflected the following pro forma amounts (in thousands, except share and per share data):

Year ended December 31, 2005
Net income	$31,360
Add: stock-based compensation expense recorded	307
Deduct: stock-based compensation expense determined under fair value based method for all awards	(817)

Pro forma net income	$30,850

Earnings per share:
Basic—as reported	$0.16
Basic—pro forma	$0.16
Diluted—as reported	$0.16
Diluted—pro forma	$0.16
Weighted average common shares outstanding:
Basic	194,889,804
Diluted	199,937,433

        Stock Options—The Company has granted stock options to its employee and directors, as well as certain consultants, in connection with their service to the Company. For the years ended December 31, 2007 and 2006, the Company recognized stock-based compensation expense of $5.9 million and $5 million, respectively, related to its stock option issuances.

        The weighted average fair value of stock options granted during the years ended December 31, 2007, 2006 and 2005 was estimated using Black-Scholes with the following assumptions:

	Year ended December 31,
	2007	2006	(Pro forma) 2005
Expected volatility	45%	37%	40%
Risk-free interest rate	4.5%	4.8%	4.5%
Expected dividend yield	0%	0%	0%
Expected forfeiture rate	0%	0%	0%
Expected term in years	6.7	10	10
Estimated fair value per option granted	$2.25	$3.10	$2.26

        The expected volatility assumption was based upon the Company's historical stock price volatility during the limited amount of time substantial information about the Company has been available to the general public, as well as a review of the historical volatility of other entities similar to the Company, which the Company believes is a reasonable indicator of expected volatility. The risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the Company's employee stock options. The expected dividend yield assumption is based on the Company's history and

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements (Continued)

8. Stockholders' Deficiency in Assets (Continued)

expectation of dividend payments. The expected forfeiture rate is based on the Company's historical rate of forfeitures due to voluntary terminations and the fact that the Company has a limited number of employees, many of whom are critical to the Company, and expectations for forfeitures in the future. Expected term has been estimated using the simplified method as described in Staff Accounting Bulletin ("SAB") No. 107, Share-Based Payment ("SAB 107") as stock options granted in 2007 meet the criteria of "plain vanilla" options as defined in SAB 107. Under this approach, estimated term is calculated to be the mid-point between the vesting date and the end of the contractual period. The expected term for stock options granted prior to 2007 was based on historical employee exercise behavior.

        The Company's stock option activity for the years ended December 31, 2007, 2006 and 2005 is summarized as follows:

	Number of options	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value(1) (in thousands)
Outstanding at December 31, 2004	874,573	$8.52
Granted	5,865,000	$4.25

Outstanding at December 31, 2005	6,739,573	$4.80
Granted	2,745,250	$5.61

Outstanding at December 31, 2006	9,484,823	$5.04
Granted	4,152,500	$4.29
Exercised	(185,000)	$0.75
Cancelled or expired	(880,000)	$6.99

Outstanding at December 31, 2007	12,572,323	$4.72	8.38	$15

Exercisable at December 31, 2007	4,321,135	$5.06	7.56	$—

Vested and expected to vest, December 31, 2007	12,572,323	$4.72	8.38	$15

    (1)
    Aggregate intrinsic value represents total pretax intrinsic value (i.e., the difference between the Company's closing stock price on the last trading day of 2007 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their stock options on the last business day of the fiscal year.

        The intrinsic value of stock options exercised during the year ended December 31, 2007 was $337,000. The total fair value of options vested during the year ended December 31, 2007 was $5.2 million.

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements (Continued)

8. Stockholders' Deficiency in Assets (Continued)

        During the first quarter of 2007, the Company elected to cancel 555,000 stock options whose fair market value on the date of grant exceeded the exercise price of the respective option, and regrant stock options with identical terms of the cancelled stock options. This decision was made based upon the disadvantageous tax treatment that such option holders would otherwise be subject to under Section 409A of the Internal Revenue Code for option grants whose fair market value on the date of grant exceeded the exercise price of those options. Stock options granted during the year ended December 31, 2007, as disclosed above, include the regranted stock options.

        The following table summarizes significant ranges of outstanding and exercisable stock options as of December 31, 2007:

	Outstanding options			Exercisable options
Range of exercise prices	Number of options	Weighted average exercise price	Weighted average remaining life (in years)	Number of options	Weighted average exercise price
$2.99—$4.22	1,675,000	$3.77	9.5	—	$—
$4.25	5,865,000	4.25	7.9	3,159,000	4.25
$4.38—$5.90	4,642,750	5.15	9.0	772,562	5.52
$10.45—$10.92	389,573	10.71	3.0	389,573	10.71

	12,572,323	$4.72	8.4	4,321,135	$5.06

        Restricted Stock Awards—In November 2005, the Company granted 1,600,000 shares of restricted Class A common stock to Eagle River Investments (which subsequently assigned the shares to ERSH) and certain employees and board members. Of these shares, 1,000,000 were granted to Eagle River Investments and treated as a stock dividend. The remaining 600,000 shares, granted pursuant to the Plan, had a grant date fair value of $2.4 million and are being charged to expense over the requisite service periods. Restricted stock awards equal to 1,500,000 shares and 50,000 shares vested on October 12, 2006 and July 14, 2007, respectively. The remaining restricted stock awards of 50,000 shares vest on July 14, 2008.

        In October 2007, the Company's Board of Directors granted an aggregate of 580,000 shares of its restricted Class A common stock to certain employees and consultants of the Company. The restricted stock awards contain performance and service conditions to encourage the attainment of key performance targets in 2008 and retention of employees. Individual employees and consultants have different amounts of restricted stock awards allocated to the various performance conditions dependent on their responsibilities. The portion of restricted stock awards allocated to a particular performance condition vest 50% when that condition is achieved. After the performance condition is achieved, 25% of shares allocated to that condition vest one year after the performance condition is achieved and the remaining 25% of shares allocated to that condition vest two years after the performance condition is achieved. The ability to meet each of the performance based conditions expires on December 31, 2008. The total compensation cost associated with these restricted stock awards was $2.6 million and is being charged to expense over the requisite service periods.

        For the years ended December 31, 2007, 2006 and 2005, the Company recognized stock-based compensation expense of $573,000, $1.9 million and $307,000, respectively, related to its restricted stock awards.

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements (Continued)

8. Stockholders' Deficiency in Assets (Continued)

        The Company's restricted stock award activity for the years ended December 31, 2007 is summarized as follows:

	Number of restricted stock awards	Weighted average exercise price
Unvested at December 31, 2006	100,000	$3.95
Granted	580,000	$4.44
Vested	(50,000)	$3.95

Unvested at December 31, 2007	630,000	$4.40

        Warrants—In connection with the initial financing of the Company upon emergence from bankruptcy, as well as the settlement of long-term debt, the Company issued warrants to purchase the Company's Class A common stock. Each warrant contains provisions for the adjustment of the exercise price and the number of shares issuable upon the exercise of the warrant in the event of certain dilutive transactions. As of December 31, 2007, warrants to purchase a total of 3.2 million shares of the Company's Class A common stock are outstanding, with an exercise price of $0.01 per share, and expire on December 12, 2012.

        Sale of Subsidiary Stock and Stock Options—In February 2006, ICO North America sold 323,000 shares of its Class A common stock and options to purchase 3,250,000 shares of its Class A common stock to certain holders of the 7.5% Notes in exchange for $9.9 million. As ICO North America is a development stage enterprise with a deficiency in assets, and there is no obligation for continued capital contributions, the entire $9.9 million of proceeds is classified as additional paid-in capital on the Company's consolidated balance sheets.

9. Income Taxes

        The Company's income tax expense for the years ended December 31, 2007, 2006 and 2005 consists of the following (in thousands):

	Year ended December 31,
	2007	2006	2005
Federal—deferred	$(103)	$—	$—
Foreign—current	1,278	202	785

	$1,175	$202	$785

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements (Continued)

9. Income Taxes (Continued)

        A reconciliation of the federal statutory income tax rate of 34% to the Company's effective income tax rate is as follows:

	Year ended December 31,
	2007	2006	2005
Statutory tax rate	(34.00)%	(34.00)%	34.00%
State income taxes	(0.92)	—	—
Permanent differences, including non-deductible built-in losses	(4.55)	0.17	19.41
Change in valuation allowance	38.16	35.25	(66.97)
Other	2.89	(1.12)	16.00

Effective tax rate	1.58%	0.30%	2.44%

        The significant components of the Company's net deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2007	December 31, 2006
Deferred tax assets:
Net operating losses	$146,045	$122,913
Impaired assets/basis differences	854,645	742,733
Section 195 costs	129,721	121,687
Accrued expenses and other	36,298	27,177

	1,166,709	1,014,510
Valuation allowance	(1,161,533)	(1,007,293)

Net deferred tax assets	$5,176	$7,217

Deferred tax liabilities:
U.K. unrepatriated earnings	$(217)	$—
Embedded beneficial conversion feature within 2009 Notes	(4,959)	(7,217)

Net deferred tax liabilities	$(5,176)	$(7,217)

Net deferred tax assets (liabilities)	$—	$—

        At December 31, 2007, the Company had U.S. federal tax net operating loss carryforwards of approximately $409 million, which begin to expire in 2020. Of the Company's total net operating loss carryforwards, $46 million relates to a formerly noncontrolled subsidiary. The loss carryforwards associated with this subsidiary are subject to limitation under Section 382 of the Internal Revenue Code ("Section 382"). The remaining net operating loss carryforwards could be subject to limitation under Section 382 if future stock offerings or equity transactions give rise for an ownership change as defined for purposes of Section 382. As of December 31, 2007, the Company also had California and Virginia net operating loss carryforwards of $44 million and $69.7 million, respectively. These net operating loss carryforwards begin to expire between 2011 and 2020.

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements (Continued)

9. Income Taxes (Continued)

        Since the Company's utilization of deferred tax assets is dependent upon future taxable income that is not assured, a valuation allowance equal to the amount of the deferred tax assets has been provided.

        No deferred U.S. federal income taxes have been provided for the basis difference in the Company's foreign subsidiaries. The Company has elected to reinvest its foreign earnings indefinitely. It is not practical to determine the amount of the additional tax that may be payable in the event these earnings are repatriated.

        The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase of approximately $9.2 million in its liability for uncertain tax positions which was accounted for as an adjustment to the Company's deficit accumulated during the development stage as of January 1, 2007. This amount included interest and penalties of $3.3 million and $1 million, respectively.

        As of December 31, 2007 the Company's liability for uncertain tax positions was $10.5 million. This amount includes interest and penalties of $4.1 million and $1.1 million, respectively. For the year ended December 31, 2007, the Company recorded interest and penalties of $763,000 and $89,000, respectively, which has been recorded as income tax expense on the Company's consolidated statements of operations. If the reversal of this $10.5 million was recognized, the entire amount would impact the Company's effective tax rate.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

December 31, 2007
Total liability, beginning of period	$4,884
Additions for tax positions related to current year	447

Total liability, end of period	$5,331

        The Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

        Internal Revenue Service Audit—For U.S. federal income tax purposes, the Company realized a gain of more than $300 million in 2003 on the disposition of certain securities on the maturity of a variable forward contract. This gain was offset by losses incurred in connection with the Company's MEO satellite system in the same year. In mid-2005, the IRS commenced an audit of the Company's 2003 U.S. federal income tax return. The IRS examination was focused on the deductibility of the losses claimed related to the MEO satellite system and the timing of the gain recognized with respect to the sale of securities under the variable forward contract. In September 2007, the IRS informed the Company that it had no proposed changes with respect to the Company's 2003 income tax return, and that its audit of the Company's 2003 income tax return is now closed. In completing its examination of the Company's federal income tax return for the tax year ended December 31, 2003, the IRS advised the Company that, while it had accepted the Company's 2003 income tax return as filed with the Company's reporting of the gain on the sale of securities subject to the variable forward contract in

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements (Continued)

9. Income Taxes (Continued)

2003, it intended to give further consideration to whether the gain reported in 2003 might be properly reported in a year prior to 2003. As the Company believes its tax reporting for 2003 is proper, and that it is more likely than not its current tax position will be sustained at the full amount recognized, it has not recorded any liability for uncertain tax positions. However, while the IRS has not proposed any changes to years prior to 2003 with respect to the reporting of this gain, if the IRS were to assert and sustain a position that the gain on the securities is properly reportable in a year prior to 2003, the Company will incur a tax liability ranging from $13 million to $136 million (including interest but excluding penalty), dependent upon which year the gain may be reportable. In August 2007, the Company extended the statute of limitations on the federal income tax return of ICO Global Limited (the Company's subsidiary that held the variable forward contract in 2000) to September of 2008.

        The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities for years prior to 2000.

10. Employee Benefits

        The Company provides its employees with medical and dental benefits, insurance arrangements to cover death in service, long-term disability and personal accident, as well as a defined contribution retirement plan. For the years ended December 31, 2007, 2006 and 2005, the expense related to contributions by the Company under the defined contribution retirement plan was $740,000, $472,000 and $329,000, respectively.

11. Related Parties

        The Company considers its related parties to be its principal shareholders and their affiliates. As described in Note 1, the Company's acquisition of the assets and the assumption of certain liabilities of Old ICO occurred following investments from Eagle River Investments as well as other outside investors.

        Eagle River Investments, Eagle River, Inc. and ERSH—ERSH is the Company's controlling stockholder with an economic interest of approximately 32.8% and a voting interest of approximately 68.1%. This economic interest includes one million shares of the Company's restricted Class A common stock granted to Eagle River Investments as a stock dividend in November 2005. Eagle River Investments subsequently assigned its shares of the Company' stock to its affiliate, ERSH.

        The Company has an agreement with Eagle River, Inc. to provide advisory services to the Company. This agreement has an annual fee of $500,000 and is payable in quarterly installments in stock or cash, at the Company's option. To date, the Company has elected to make all payments in Class A common stock and has issued 225,322 shares as consideration. As of December 31, 2007, the Company owed Eagle River, Inc. approximately $42,000 pursuant to the advisory services agreement, which is included in accrued expenses on the Company's consolidated balance sheet.

        The Company also has a month-to-month agreement with Eagle River, Inc. to provide office space and administrative support to the Company in Kirkland, Washington. Total payments made to Eagle River, Inc. under this agreement were $62,000, $57,000 and $116,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements (Continued)

11. Related Parties (Continued)

        The Company entered into a loan agreement with Eagle River Investments in 2002, which was subsequently transferred to ERSH. In connection with this loan agreement, the Company issued warrants to ERSH to purchase an aggregate of three million shares of its Class A common stock at a weighted average exercise price of $0.01 per share. On December 11, 2007, the Company entered into an amendment to extend by two years the Registration Rights Agreement between the Company and ERSH dated as of December 12, 2002, which otherwise would have expired on December 12, 2007. The Registration Rights Agreement applies to three million shares of the Company's Class A Common Stock that ERSH has the right to acquire pursuant to a Warrant Agreement, dated December 12, 2002. All such warrants remain outstanding at December 31, 2007 and are exercisable through December 12, 2012.

        Davis Wright Tremaine—A principal of Eagle River, Inc., who is also a board member of the Company, is the spouse of a partner at the law firm Davis Wright Tremaine LLP ("DWT") which provides the Company with ongoing legal services. Total payments made to DWT for the years ended December 31, 2007, 2006 and 2005 were $265,000, $1.3 million and $1.5 million, respectively.

        Clearwire Corporation—ERSH, the Company's controlling stockholder, is also a significant stockholder of Clearwire Corporation ("Clearwire"). The Company has a month-to-month agreement with Clearwire to provide office space for certain of its regulatory personnel in Washington, DC. Total payments made to Clearwire under this agreement for the years ended December 31, 2007 and 2006 were $60,000 and $72,000, respectively.

        The Company also has an agreement with Clearwire to explore ways to collaborate on offering Clearwire's broadband Internet offering in conjunction with the Company's ICO mim service, and building out a terrestrial network.

12. Restatement of Financial Statements

        During the financial close process for the year ended December 31, 2007, the Company discovered certain errors in its previously issued consolidated financial statements pertaining to its accounting for an embedded beneficial conversion feature included within its 2009 Notes. Specifically, these errors relate to an embedded beneficial conversion feature of the 2009 Notes contingent upon the completion by ICO North America of a qualified public offering by August 15, 2007 ("Triggering Event"). The Company initially determined that the value of this embedded beneficial conversion feature should be measured and recognized at the time the Triggering Event occurs, if at all, rather than at debt issuance. As of August 15, 2007, ICO North America had not completed a qualified public offering. The non-occurrence of this event triggered recognition of this embedded beneficial conversion feature in the Company's condensed consolidated financial statements for the quarter ended September 30, 2007.

        Subsequent to the quarter ended September 30, 2007, the Company determined its accounting for this embedded beneficial conversion feature, which was recognized in the condensed consolidated financial statements for the quarter ended September 30, 2007, should have been recognized in the quarter ended September 30, 2005. The resulting errors pertain to the timing of recognition of the embedded beneficial conversion feature and the related non-cash impact on convertible long-term debt, additional paid-in capital, income taxes, interest expense, and interest capitalized to satellite system under construction.

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements (Continued)

12. Restatement of Financial Statements (Continued)

        The cumulative effect of these errors resulted in an increase to the Company's deficit accumulated during the development stage of $2 million as of January 1, 2006 and an increase to deficit accumulated during the development stage of $5.7 million as of December 31, 2006. These errors resulted in a change in non-cash interest expense on the Company's consolidated statements of cash flows for the years ended December 31, 2006 and 2005 of $3.6 million and $2 million, respectively; however, these errors had no impact on cash from operating, investing or financing activities. Refer to Note 13 for the impact of these errors on previously reported financial data for interim periods in 2006 and 2007.

        Following is a summary of the effects of these errors on the Company's consolidated balance sheet at December 31, 2006, as well as its consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2006 and 2005 (in thousands, except per share data):

	Consolidated balance sheet
	As originally reported	Adjustment	As restated
December 31, 2006:
Satellite system under construction	$318,563	$3,083	$321,646
Total assets	643,517	3,083	646,600
Convertible long-term debt, net of discount	650,000	(21,226)	628,774
Total liabilities	719,101	(21,226)	697,875
Additional paid-in capital	2,714,989	30,000	2,744,989
Deficit accumulated during the development stage	(1,922,228)	(5,691)	(1,927,919)
Total stockholders' deficiency in assets	(75,584)	24,309	(51,275)
Total liabilities and stockholders' deficiency in assets	643,517	3,083	646,600

	Consolidated statements of operations and comprehensive income (loss)
	As originally reported	Adjustment	As restated
Year ended December 31, 2006:
Interest expense	$(41,420)	$(3,645)	$(45,065)
Loss before income taxes	(63,970)	(3,645)	(67,615)
Net loss	(64,172)	(3,645)	(67,817)
Comprehensive loss	(67,026)	(3,645)	(70,671)
Basic loss per share	$(0.32)	$(0.02)	$(0.34)
Diluted loss per share	$(0.32)	$(0.02)	$(0.34)
Year ended December 31, 2005:
Interest expense	$(23,953)	$(2,046)	$(25,999)
Income before income taxes	34,191	(2,046)	32,145
Net income	33,406	(2,046)	31,360
Comprehensive income	33,827	(2,046)	31,781
Basic income per share	$0.17	$(0.01)	$0.16
Diluted income per share	$0.17	$(0.01)	$0.16

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements (Continued)

13. Quarterly Financial Data (Unaudited)

        The following tables contain selected unaudited statement of operations information for each quarter of the years ended December 31, 2007 and 2006, restated to properly account for an embedded beneficial conversion feature of the Company's 2009 Notes in the quarter ended September 30, 2005 rather than the quarter ended September 30, 2007 (see Note 12). The restatement results in an increase in non-cash interest expense in each quarter as shown in the table below as well as an increase in income tax expense in the quarter ended September 30, 2007. The restatement for the quarters in 2007 will be reflected when those unaudited consolidated financial statements are presented in the Company's quarterly filings during 2008. The quarterly financial data reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Unaudited quarterly results were as follows (in thousands, except per share data):

	Three months ended
	March 31, 2007		June 30, 2007		September 30, 2007		December 31, 2007
	As originally reported	As restated	As originally reported	As restated	As originally reported	As restated	As reported
Interest expense	$(7,981)	$(9,129)	$(8,234)	$(9,063)	$(8,536)	$(8,582)	$(9,273)
Loss before income taxes	(16,544)	(17,692)	(17,071)	(17,900)	(18,515)	(18,561)	(19,990)
Income tax benefit (expense)	(173)	(173)	(169)	(169)	6,649	(61)	(772)
Net loss	(16,717)	(17,865)	(17,240)	(18,069)	(11,866)	(18,622)	(20,762)
Basic loss per share	$(0.08)	$(0.09)	$(0.09)	$(0.09)	$(0.06)	$(0.09)	$(0.11)
Diluted loss per share	$(0.08)	$(0.09)	$(0.09)	$(0.09)	$(0.06)	$(0.09)	$(0.11)

	Three months ended
	March 31, 2006		June 30, 2006		September 30, 2006		December 31, 2006
	As originally reported	As restated	As originally reported	As restated	As originally reported	As restated	As originally reported	As restated
Interest expense	$(12,319)	$(13,502)	$(10,673)	$(11,627)	$(9,788)	$(10,613)	$(8,640)	$(9,323)
Loss before income taxes	(15,001)	(16,184)	(15,580)	(16,534)	(17,202)	(18,027)	(16,187)	(16,870)
Net loss	(15,041)	(16,224)	(15,576)	(16,530)	(17,182)	(18,007)	(16,373)	(17,056)
Basic loss per share	$(0.08)	$(0.09)	$(0.08)	$(0.08)	$(0.09)	$(0.09)	$(0.07)	$(0.08)
Diluted loss per share	$(0.08)	$(0.09)	$(0.08)	$(0.08)	$(0.09)	$(0.09)	$(0.07)	$(0.08)

14. Subsequent Event

        Subsequent to December 31, 2007, the Company used the proceeds from the sale and maturity of certain of its investments and cash and cash equivalents to purchase approximately $98 million of student loan backed ARS consisting of variable rate bonds, with maturities ranging from 24 to 39 years, for which the interest rates are reset through a dutch auction each month. These monthly auctions have historically provided a liquid market for these ARS. The Company's ARS, which were purchased in accordance with the Company's investment policy, are AAA/Aaa rated and the underlying loans are 97% insured by the U.S. Department of Education. As a result of the impact of the current conditions in the global financial markets, the ARS purchased by the Company subsequent to December 31, 2007 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. Therefore, the ARS cannot be liquidated until (i) a successful auction occurs; (ii) the issuers of the ARS call the ARS at par; or (iii) a liquid market develops for these ARS.

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements (Continued)

14. Subsequent Event (Continued)

These events may not occur for a period longer than one year. As of March 27, 2008, $5.1 million of the Company's ARS have been called at par. Since the ARS are not currently actively trading, fair value of the ARS are difficult to determine and the Company will continue to assess whether an other-than-temporary impairment of the ARS may be required.

        On March 27, 2008, the Company entered into a credit agreement with Jefferies & Company, Inc. for a working capital facility of $40 million. This facility carries an annual interest rate of 12.5%. The facility matures on May 1, 2009 and is guaranteed by all subsidiaries of ICO North America and is collateralized by a first priority lien on substantially all of the assets of ICO North America and its subsidiaries. The Company has the option of repaying the facility at a premium of face value declining to par at maturity. The Company will use the proceeds of the facility, net of fees, for working capital and corporate purposes as outlined in Note 2.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) as of December 31, 2007. These disclosure controls and procedures ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial and accounting officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of December 31, 2007, based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2007, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing below, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2007.

Changes in Internal Control Over Financial Reporting

        In connection with the audit of our financial statements for the year ended December 31, 2006, our independent auditors identified a material weakness in our internal control over financial reporting regarding review procedures with respect to income tax accounting. During 2007, we took steps to remediate this material weakness including the hiring of a tax manager to oversee our tax reporting and compliance matters and we performed additional analysis and reviews of income tax disclosures contained in our SEC filings.

        As of December 31, 2007, we have completed our remediation efforts and demonstrated that our controls are operating effectively. Accordingly, as of December 31, 2007, we have fully remediated the material weakness identified by our independent auditors in connection with their audit of our financial statements for the year ended December 31, 2006.

        Except as described above, there have been no other changes in our internal control over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

        Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ICO Global Communications (Holdings)
    Limited and Subsidiaries
Kirkland, Washington

        We have audited the internal control over financial reporting of ICO Global Communications (Holdings) Limited and subsidiaries (a development-stage enterprise) (the "Company") as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated March 27, 2008 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included emphasis of matter paragraphs related to the Company being in the development stage and the restatement of the 2005 and 2006 consolidated financial statements and an explanatory paragraph related to the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, on January 1, 2007.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington
March 27, 2008

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        (a)   The information regarding our directors required by this item is incorporated by reference to the section entitled "Election of Directors" in our Proxy Statement for our 2008 Annual Meeting of Stockholders.

        (b)   The information regarding our executive officers required by this item is incorporated by reference to the section entitled "Executive Officers" in our Proxy Statement for our 2008 Annual Meeting of Stockholders.

        (c)   The information regarding our Code of Ethics required by this item is incorporated by reference to the section entitled "Election of Directors—Corporate Governance" in our Proxy Statement for our 2008 Annual Meeting of Stockholders.

Item 11.    Executive Compensation.

        The information required by this item is incorporated by reference to the section entitled "Executive Compensation" in our Proxy Statement for our 2008 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this item is incorporated by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance Under Equity Compensation Plans" in our Proxy Statement for our 2008 Annual Meeting of Stockholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by this item is incorporated by reference to the sections entitled "Certain Relationships and Related Transactions" and "Independence of the Board of Directors" in our Proxy Statement for our 2008 Annual Meeting of Stockholders.

Item 14.    Principal Accounting Fees and Services.

        The information required by this item is incorporated by reference to the section entitled "Ratification of Independent Registered Public Accounting Firm" in our Proxy Statement for our 2008 Annual Meeting of Stockholders.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)
Documents filed as part of this report

(1)
Consolidated financial statements

  The following consolidated financial statements are included in Part II, Item 8 of this report:

  •
  Reports of Independent Registered Public Accounting Firms

  •
  Consolidated Balance Sheets as of December 31, 2007 and 2006 (restated)

  •
  Consolidated Statements of Operations for the years ended December 31, 2007, 2006 (restated) and 2005 (restated) and the period from February 9, 2000 (inception) to December 31, 2007 (development stage period)

  •
  Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2007, 2006 (restated) and 2005 (restated) and the period from February 9, 2000 (inception) to December 31, 2007 (development stage period)

  •
  Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 (restated) and 2005 (restated) and the period from February 9, 2000 (inception) to December 31, 2007 (development stage period)

  •
  Consolidated Statements of Changes in Stockholders' Equity (Deficiency in Assets) for the years ended December 31, 2007, 2006 (restated) and 2005 (restated) and the period from February 9, 2000 (inception) to December 31, 2007 (development stage period)

  •
  Notes to Consolidated Financial Statements

  (2)
  Index to financial statement schedules

        Schedule I—Condensed Financial Information of Registrant

        All other consolidated financial statements schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth in the schedules is included in the consolidated financial statements or the accompanying notes.

  (3)
  Exhibits

Exhibit No.	Description of Exhibit
3.1(1)	Restated Certificate of Incorporation of ICO
3.2(1)	Restated Bylaws of ICO
3.3(3)	Amendment to Restated Bylaws of ICO
4.1(1)	Form of Certificate representing ICO Class A common stock
4.2(1)	Indenture, dated August 15, 2005, among ICO North America, its subsidiaries and The Bank of New York, as trustee
4.3(1)	Form of ICO North America 7.5% Convertible Senior Secured Note due 2009 (included in Exhibit 4.2)
4.4(1)	First Supplemental Indenture, dated November 30, 2005, among ICO North America, its subsidiaries and The Bank of New York, as trustee
4.5(4)	Second Supplemental Indenture, dated December 22, 2006, among ICO North America, its subsidiaries and The Bank of New York, as trustee

10.1†(2)	Space Segment Contract, dated November 29, 2005, between ICO Satellite Management LLC and Space Systems/Loral, Inc.
10.2†(2)	Launch Services Contract, dated March 10, 2006, between ICO Satellite Services G.P. and Lockheed Martin Commercial Launch Services, Inc.
10.3(1)	Advisory Services Agreement, dated November 11, 2005, between ICO and Eagle River, Inc.
10.4(1)	Restricted Stock Grant Agreement, effective November 11, 2005, between ICO and Eagle River Investments, LLC
10.5(1)	Registration Rights Agreement, dated April 29, 2000, between New Satco Holdings, Inc. and Eagle River Investments, LLC
10.6(1)	Registration Rights Agreement, dated July 26, 2000, between ICO-Teledesic Global Limited and CDR-Satco, LLC
10.7(1)	Registration Rights Agreement, dated July 17, 2000, between ICO-Teledesic Global Limited and Cascade Investment, L.L.C.
10.8(1)	Warrant Agreement, dated December 12, 2002, between ICO and Eagle River Investments, LLC
10.9(1)	Registration Rights Agreement, dated December 12, 2002, between ICO and Eagle River Investments, LLC
10.9.1(7)	Amendment #1 to Registration Rights Agreement, dated December 11, 2007, between ICO and Eagle River Satellite Holdings LLC
10.10(1)	Assignment of Warrants, dated December 19, 2003, among ICO, The Boeing Company and Teledesic LLC
10.11(1)	Registration Rights Agreement, dated December 12, 2002, between ICO and Teledesic LLC
10.12(1)	Registration Rights Agreement, dated July 2002, between ICO and CCI International N.V.
10.13(1)	Registration Rights Agreement, dated October 2, 2002, between ICO and Ellipso Private Holdings, Inc.
10.14(1)	Indemnification Agreement, dated August 11, 2000, between ICO-Teledesic Global Limited and Eagle River Investments, LLC
10.15(1)	Indemnification Agreement, dated July 26, 2000, among ICO-Teledesic Global Limited, CDR-Satco, L.L.C., Clayton, Dubilier & Rice, Inc. and The Clayton, Dubilier & Rice Fund VI Limited Partnership
10.16(1)	Indemnification Agreement, dated July 17, 2000, between ICO-Teledesic Global Limited and Cascade Investment, LLC
10.17(1)	Pledge Agreement, dated as of August 15, 2005, between ICO and The Bank of New York, as collateral agent
10.18(1)
Security and Pledge Agreement, dated as of August 15, 2005, among ICO North America, ICO Satellite Management LLC, ICO Satellite Services GP, ICO Global Communications (Canada) Inc. and The Bank of New York, as collateral agent

10.19(1)	Collateral Trust Agreement, dated as of August 15, 2005, among ICO, ICO North America, the guarantors and lenders party thereto and The Bank of New York, as collateral agent and indenture trustee
10.20+(1)	Amended and Restated ICO 2000 Stock Incentive Plan
10.20.1+(6)	ICO 2000 Stock Incentive Plan, as Amended and Restated effective June 15, 2007
10.21+(1)	Form of Class A Common Stock Option Agreement under ICO 2000 Stock Incentive Plan
10.22+(1)	Form of Class B Common Stock Option Agreement under ICO 2000 Stock Incentive Plan
10.23+(1)	Form of Restricted Stock Agreement under ICO 2000 Stock Incentive Plan
10.24+(1)	ICO-Teledesic Global Limited 2000 Stock Incentive Plan
10.25+(1)	ICO Global Communications (Holdings) Limited Stock Option Letter Agreement with Craig Jorgens dated August 8, 2002
10.26+(1)	ICO Global Communications (Holdings) Limited Stock Option Letter Agreement with Craig Jorgens dated August 8, 2002
10.27+(5)	Board Compensation Policy
10.28+(1)	Employment Letter Agreement, effective November 1, 2005, between ICO and J. Timothy Bryan
10.29+(1)	Employment Agreement, dated June 1, 2002, between ICO Satellite Services GP and David Bagley
10.30+(1)	Employment Agreement, dated September 1, 2002, between ICO Satellite Services GP and Suzanne Hutchings Malloy
10.31+(1)	Employment Agreement, dated July 22, 2002, between ICO Satellite Services GP and Dennis Schmitt
10.32+(1)	Employment Agreement, dated June 23, 2000, between ICO Satellite Services GP and Robert Day
10.34+(1)	Employment Letter Agreement, dated December 16, 2005, between ICO Satellite Services GP and David Zufall
10.35+(1)	Consulting Services Agreement, dated March 1, 2006, between ICO and R. Gerard Salemme
10.35.1+(6)	Amendment #1 to Consulting Services Agreement, dated March 1, 2007, between ICO and R. Gerard Salemme
10.36+	Employment Letter Agreement, effective April 1, 2006, between ICO and Donna P. Alderman
10.36.1+(8)	Separation Agreement dated as of March 4, 2008, between ICO and Donna P. Alderman
10.37+(1)	Employment Letter Agreement, dated April 19, 2006, between ICO and Craig Jorgens
10.38+(1)	Employment Letter Agreement, dated April 19, 2006, between ICO and John Flynn
10.39(4)	Collateral Trust Joinder, dated as of December 22, 2006, by ICO Satellite North America Limited

10.40+*	Employment Letter Agreement dated October 19, 2007, between ICO and Michael P. Corkery
10.41†*	Form of Satellite Launch and In-Orbit Insurance Policy
21.1*	List of Subsidiaries
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
23.2*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1*	Certification of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the principal financial and accounting officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

*
Filed herewith.

+
Management contract or compensatory plan or arrangement.

†
Portions of this exhibit have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.

(1)
Filed as the like numbered Exhibit to the Registrant's registration statement on Form 10-12G (File No. 000-52006), filed with the SEC on May 15, 2006, as amended, and incorporated herein by reference.

(2)
Filed as the like numbered Exhibit to the Registrant's registration statement on Form 10-12G/A (File No. 000-52006), filed with the SEC on August 17, 2006, as amended, and incorporated herein by reference

(3)
Filed as Exhibit 3.1 to the Registrant's current report on Form 8-K, filed with the SEC on December 20, 2006, and incorporated herein by reference.

(4)
Filed as the like numbered Exhibit to the Registrant's current report on Form 8-K, filed with the SEC on December 28, 2006, and incorporated herein by reference.

(5)
Filed as the like numbered Exhibit to the Registrant's quarterly report on Form 10-Q, filed with the SEC on May 14, 2007, and incorporated herein by reference.

(6)
Filed as the like numbered Exhibit to the Registrant's quarterly report on Form 10-Q, filed with the SEC on August 14, 2007, and incorporated herein by reference.

(7)
Filed as Exhibit 10.1 to the Registrant's current report on Form 8-K, filed with the SEC on December 17, 2007, and incorporated herein by reference.

(8)
Filed as Exhibit 10.1 to the Registrant's current report on Form 8-K, filed with the SEC on March 6, 2008, and incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICO GLOBAL COMMUNICATIONS (HOLDINGS) LIMITED
(Registrant)
Date: March 27, 2008	By:	/s/ J. TIMOTHY BRYAN
J. Timothy Bryan Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints J. Timothy Bryan and Michael P. Corkery, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on March 27, 2008:

Signature	Title	Date

/s/ J. TIMOTHY BRYAN J. Timothy Bryan	Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2008
/s/ MICHAEL P. CORKERY Michael P. Corkery	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2008
/s/ CRAIG O. MCCAW Craig O. McCaw	Director	March 27, 2008
/s/ DONNA P. ALDERMAN Donna P. Alderman	Director	March 27, 2008
/s/ SAMUEL L. GINN Samuel L. Ginn	Director	March 27, 2008

/s/ BARRY L. ROWAN Barry L. Rowan	Director	March 27, 2008
/s/ R. GERARD SALEMME R. Gerard Salemme	Director	March 27, 2008
/s/ H. BRIAN THOMPSON H. Brian Thompson	Director	March 27, 2008
/s/ DAVID WASSERMAN David Wasserman	Director	March 27, 2008
/s/ BENJAMIN G. WOLFF Benjamin G. Wolff	Director	March 27, 2008

ICO Global Communications (Holdings) Limited

(Parent Only)

Schedule I—Condensed Financial Information of Registrant

Condensed Balance Sheets

(In thousands)

	December 31, 2007	December 31, 2006
		(restated)
ASSETS
Current assets:
Cash and cash equivalents	$2,758	$21,844
Restricted cash	825	825
Prepaid expenses and other current assets	247	150

Total current assets	3,830	22,819
Property in service, net	536	10
Other assets	350	—

Total	$4,716	$22,829

LIABILITIES AND DEFICIENCY IN ASSETS
Accounts payable and accrued expenses	$1,153	$375
Investments in and advances from (to) subsidiaries, net	134,228	73,729
Deficiency in assets	(130,665)	(51,275)

Total	$4,716	$22,829

The accompanying notes are an integral part of these condensed financial statements.

ICO Global Communications (Holdings) Limited

(Parent Only)

Schedule I—Condensed Financial Information of Registrant

Condensed Statements of Operations and Comprehensive Income (Loss)

(In thousands)

	Year ended December 31,
	2007	2006	2005
		(restated)	(restated)
Operating expenses:
General and administrative	$10,037	$7,745	$3,726
Research and development	534	—	—

Total operating expenses	10,571	7,745	3,726

Operating loss	(10,571)	(7,745)	(3,726)
Interest income	593	924	1,006
Intercompany expense (Note 2)	(3,299)	(2,309)	(2,283)
Equity in net income (losses) of subsidiaries	(64,492)	(58,623)	36,366
Other income (expense)	2,454	(64)	(3)
Income tax expense	(3)	—	—

Net income (loss)	(75,318)	(67,817)	31,360
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of $0 tax	18	57	(75)
Cumulative translation adjustments	(2,198)	(2,911)	496

Comprehensive income (loss)	$(77,498)	$(70,671)	$31,781

The accompanying notes are an integral part of these condensed financial statements.

ICO Global Communications (Holdings) Limited

(Parent Only)

Schedule I—Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2007	2006	2005
		(restated)	(restated)
Operating activities:
Net income (loss)	$(75,318)	$(67,817)	$31,360
Adjustments to reconcile net income (loss) to net cash used in operating activities	66,671	63,070	(32,976)

Net cash used in operating activities	(8,647)	(4,747)	(1,616)

Investing activities:
Investments in and advances from (to) subsidiaries, net	(10,021)	5,191	(28,519)
Restricted cash	—	825	(1,650)
Purchases of property in service	(557)	(11)	—

Net cash provided by (used in) operating activities	(10,578)	6,005	(30,169)

Financing activities:
Proceeds from issuance of Class A common stock	—	43	18
Proceeds from exercise of stock options	139	—	—

Net cash provided financing activities	139	43	18

Net increase (decrease) in cash and cash equivalents	(19,086)	1,301	(31,767)
Cash and cash equivalents—beginning of period	21,844	20,543	52,310

Cash and cash equivalents—end of period	$2,758	$21,844	$20,543

The accompanying notes are an integral part of these condensed financial statements.

ICO Global Communications (Holdings) Limited

(Parent Only)

Schedule I—Condensed Financial Information of Registrant

Notes to Condensed Financial Statements

        1.     For accounting policies and other information, see the notes to the consolidated financial statements of ICO Global Communications (Holdings) Limited ("ICO Parent") and subsidiaries (collectively, the "Company"), included elsewhere herein. ICO Parent accounts for its wholly-owned subsidiaries under the equity method of accounting.

        2.     Certain subsidiaries of ICO Parent charge ICO Parent for certain services performed on its behalf. For the years ended December 31, 2007, 2006 and 2005, the expense related to such services was $3.3 million, $2.3 million and $2.3 million, respectively.

        3.     For the years ended December 31, 2007 and 2006, an ICO Parent subsidiary agreed to pay ICO Parent $1.8 million and $6.3 million, respectively, for certain restricted stock awards and stock options that ICO Parent issued to employees, board members and consultants for services to be performed on behalf of that subsidiary. These amounts were remitted to ICO Parent in 2007 and 2006, respectively. ICO Parent is required to make a capital contribution to the subsidiary for any securities that ultimately fail to vest.

        4.     As discussed in Note 12 to the consolidated financial statements of the Company, the Company discovered certain errors in its previously issued consolidated financial statements pertaining to its accounting for an embedded beneficial conversion feature included within its 2009 Notes. These errors had a non-cash impact on ICO Parent's investments in and advances from (to) subsidiaries, net, deficiency in assets, and equity in net income (losses) of subsidiaries.

        Following is a summary of the effects of these errors on ICO Parent's condensed balance sheet at December 31, 2006, as well as its condensed statements of operations and comprehensive income (loss) for the years ended December 31, 2006 and 2005 (in thousands):

	Condensed balance sheet
	As originally reported	Adjustment	As restated
December 31, 2006:
Investments in and advances from (to) subsidiaries, net	$98,038	$(24,309)	$73,729
Deficiency in assets	(75,584)	24,309	(51,275)

	Condensed statements of operations and comprehensive income (loss)
	As originally reported	Adjustment	As restated
Year ended December 31, 2006:
Equity in net losses of subsidiaries	$(54,978)	$(3,645)	$(58,623)
Net loss	(64,172)	(3,645)	(67,817)
Comprehensive loss	(67,026)	(3,645)	(70,671)
Year ended December 31, 2005:
Equity in net income of subsidiaries	$38,412	$(2,046)	$36,366
Net income	33,406	(2,046)	31,360
Comprehensive income	33,827	(2,046)	31,781

Index to Exhibits

Exhibit No.	Description of Exhibit
3.1(1)	Restated Certificate of Incorporation of ICO
3.2(1)	Restated Bylaws of ICO
3.3(3)	Amendment to Restated Bylaws of ICO
4.1(1)	Form of Certificate representing ICO Class A common stock
4.2(1)	Indenture, dated August 15, 2005, among ICO North America, its subsidiaries and The Bank of New York, as trustee
4.3(1)	Form of ICO North America 7.5% Convertible Senior Secured Note due 2009 (included in Exhibit 4.2)
4.4(1)	First Supplemental Indenture, dated November 30, 2005, among ICO North America, its subsidiaries and The Bank of New York, as trustee
4.5(4)	Second Supplemental Indenture, dated December 22, 2006, among ICO North America, its subsidiaries and The Bank of New York, as trustee
10.1†(2)	Space Segment Contract, dated November 29, 2005, between ICO Satellite Management LLC and Space Systems/Loral, Inc.
10.2†(2)	Launch Services Contract, dated March 10, 2006, between ICO Satellite Services G.P. and Lockheed Martin Commercial Launch Services, Inc.
10.3(1)	Advisory Services Agreement, dated November 11, 2005, between ICO and Eagle River, Inc.
10.4(1)	Restricted Stock Grant Agreement, effective November 11, 2005, between ICO and Eagle River Investments, LLC
10.5(1)	Registration Rights Agreement, dated April 29, 2000, between New Satco Holdings, Inc. and Eagle River Investments, LLC
10.6(1)	Registration Rights Agreement, dated July 26, 2000, between ICO-Teledesic Global Limited and CDR-Satco, LLC
10.7(1)	Registration Rights Agreement, dated July 17, 2000, between ICO-Teledesic Global Limited and Cascade Investment, L.L.C.
10.8(1)	Warrant Agreement, dated December 12, 2002, between ICO and Eagle River Investments, LLC
10.9(1)	Registration Rights Agreement, dated December 12, 2002, between ICO and Eagle River Investments, LLC
10.9.1(7)	Amendment #1 to Registration Rights Agreement, dated December 11, 2007, between ICO and Eagle River Satellite Holdings LLC
10.10(1)	Assignment of Warrants, dated December 19, 2003, among ICO, The Boeing Company and Teledesic LLC
10.11(1)	Registration Rights Agreement, dated December 12, 2002, between ICO and Teledesic LLC
10.12(1)	Registration Rights Agreement, dated July 2002, between ICO and CCI International N.V.
10.13(1)	Registration Rights Agreement, dated October 2, 2002, between ICO and Ellipso Private Holdings, Inc.

10.14(1)	Indemnification Agreement, dated August 11, 2000, between ICO-Teledesic Global Limited and Eagle River Investments, LLC
10.15(1)	Indemnification Agreement, dated July 26, 2000, among ICO-Teledesic Global Limited, CDR-Satco, L.L.C., Clayton, Dubilier & Rice, Inc. and The Clayton, Dubilier & Rice Fund VI Limited Partnership
10.16(1)	Indemnification Agreement, dated July 17, 2000, between ICO-Teledesic Global Limited and Cascade Investment, LLC
10.17(1)	Pledge Agreement, dated as of August 15, 2005, between ICO and The Bank of New York, as collateral agent
10.18(1)
Security and Pledge Agreement, dated as of August 15, 2005, among ICO North America, ICO Satellite Management LLC, ICO Satellite Services GP, ICO Global Communications (Canada) Inc. and The Bank of New York, as collateral agent
10.19(1)	Collateral Trust Agreement, dated as of August 15, 2005, among ICO, ICO North America, the guarantors and lenders party thereto and The Bank of New York, as collateral agent and indenture trustee
10.20+(1)	Amended and Restated ICO 2000 Stock Incentive Plan
10.20.1+(6)	ICO 2000 Stock Incentive Plan, as Amended and Restated effective June 15, 2007
10.21+(1)	Form of Class A Common Stock Option Agreement under ICO 2000 Stock Incentive Plan
10.22+(1)	Form of Class B Common Stock Option Agreement under ICO 2000 Stock Incentive Plan
10.23+(1)	Form of Restricted Stock Agreement under ICO 2000 Stock Incentive Plan
10.24+(1)	ICO-Teledesic Global Limited 2000 Stock Incentive Plan
10.25+(1)	ICO Global Communications (Holdings) Limited Stock Option Letter Agreement with Craig Jorgens dated August 8, 2002
10.26+(1)	ICO Global Communications (Holdings) Limited Stock Option Letter Agreement with Craig Jorgens dated August 8, 2002
10.27+(5)	Board Compensation Policy
10.28+(1)	Employment Letter Agreement, effective November 1, 2005, between ICO and J. Timothy Bryan
10.29+(1)	Employment Agreement, dated June 1, 2002, between ICO Satellite Services GP and David Bagley
10.30+(1)	Employment Agreement, dated September 1, 2002, between ICO Satellite Services GP and Suzanne Hutchings Malloy
10.31+(1)	Employment Agreement, dated July 22, 2002, between ICO Satellite Services GP and Dennis Schmitt
10.32+(1)	Employment Agreement, dated June 23, 2000, between ICO Satellite Services GP and Robert Day
10.34+(1)	Employment Letter Agreement, dated December 16, 2005, between ICO Satellite Services GP and David Zufall
10.35+(1)	Consulting Services Agreement, dated March 1, 2006, between ICO and R. Gerard Salemme

10.35.1+(6)	Amendment #1 to Consulting Services Agreement, dated March 1, 2007, between ICO and R. Gerard Salemme
10.36+	Employment Letter Agreement, effective April 1, 2006, between ICO and Donna P. Alderman
10.36.1+(8)	Separation Agreement dated as of March 4, 2008, between ICO and Donna P. Alderman
10.37+(1)	Employment Letter Agreement, dated April 19, 2006, between ICO and Craig Jorgens
10.38+(1)	Employment Letter Agreement, dated April 19, 2006, between ICO and John Flynn
10.39(4)	Collateral Trust Joinder, dated as of December 22, 2006, by ICO Satellite North America Limited
10.40+*	Employment Letter Agreement dated October 19, 2007, between ICO and Michael P. Corkery
10.41†*	Form of Satellite Launch and In-Orbit Insurance Policy
21.1*	List of Subsidiaries
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
23.2*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1*	Certification of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the principal financial and accounting officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

*
Filed herewith.

+
Management contract or compensatory plan or arrangement.

†
Portions of this exhibit have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.

(1)
Filed as the like numbered Exhibit to the Registrant's registration statement on Form 10-12G (File No. 000-52006), filed with the SEC on May 15, 2006, as amended, and incorporated herein by reference.

(2)
Filed as the like numbered Exhibit to the Registrant's registration statement on Form 10-12G/A (File No. 000-52006), filed with the SEC on August 17, 2006, as amended, and incorporated herein by reference

(3)
Filed as Exhibit 3.1 to the Registrant's current report on Form 8-K, filed with the SEC on December 20, 2006, and incorporated herein by reference.

(4)
Filed as the like numbered Exhibit to the Registrant's current report on Form 8-K, filed with the SEC on December 28, 2006, and incorporated herein by reference.

(5)
Filed as the like numbered Exhibit to the Registrant's quarterly report on Form 10-Q, filed with the SEC on May 14, 2007, and incorporated herein by reference.

(6)
Filed as the like numbered Exhibit to the Registrant's quarterly report on Form 10-Q, filed with the SEC on August 14, 2007, and incorporated herein by reference.

(7)
Filed as Exhibit 10.1 to the Registrant's current report on Form 8-K, filed with the SEC on December 17, 2007, and incorporated herein by reference.

(8)
Filed as Exhibit 10.1 to the Registrant's current report on Form 8-K, filed with the SEC on March 6, 2008, and incorporated herein by reference.

QuickLinks

ICO GLOBAL COMMUNICATIONS (HOLDINGS) LIMITED 2007 ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
PART I
  Item 1. Business.
  Item 1A. Risk Factors.
  Item 1B. Unresolved Staff Comments.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risks.
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
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
  Item 9B. Other Information.
PART III
  Item 10. Directors, Executive Officers and Corporate Governance.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions, and Director Independence.
  Item 14. Principal Accounting Fees and Services.
PART IV
  Item 15. Exhibits, Financial Statement Schedules.
SIGNATURES
POWER OF ATTORNEY
ICO Global Communications (Holdings) Limited (Parent Only) Schedule I—Condensed Financial Information of Registrant Condensed Balance Sheets (In thousands)
ICO Global Communications (Holdings) Limited (Parent Only) Schedule I—Condensed Financial Information of Registrant Condensed Statements of Operations and Comprehensive Income (Loss) (In thousands)
ICO Global Communications (Holdings) Limited (Parent Only) Schedule I—Condensed Financial Information of Registrant Condensed Statements of Cash Flows (In thousands)
ICO Global Communications (Holdings) Limited (Parent Only) Schedule I—Condensed Financial Information of Registrant Notes to Condensed Financial Statements
Index to Exhibits