Form 10-Q
period 2008-03-31
ICO Global Communications (Holdings) LTD
filed 2008-05-12
CIK 1359555

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-52006

ICO GLOBAL COMMUNICATIONS
(HOLDINGS) LIMITED

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	98-0221142 (IRS Employer Identification No.)
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

        As of May 1, 2008, the registrant had 145,431,083 shares of Class A common stock and 53,660,000 shares of Class B common stock outstanding.

ICO GLOBAL COMMUNICATIONS (HOLDINGS) LIMITED

FORM 10-Q

For the three months ended March 31, 2008

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets
(In thousands, except share data, unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$17,972	$146,657
Restricted cash	825	825
Available-for-sale investments	3,050	14,704
Prepaid expenses and other current assets	11,687	1,823

Total current assets	33,534	164,009
Property in service-net of accumulated depreciation of $587 and $452, respectively	1,146	1,221
Satellite system under construction	454,884	409,209
Available-for-sale investments	93,041	—
Debt issuance costs-net of accumulated amortization of $18,202 and $16,281, respectively	11,356	13,277
Other assets	14,417	14,417

Total	$608,378	$602,133

LIABILITIES AND STOCKHOLDERS' DEFICIENCY IN ASSETS
Current liabilities:
Accounts payable	$3,150	$827
Accrued satellite system construction payable	21,388	9,067
Accrued expenses	25,576	22,803
Accrued interest	16,134	14,838
Current portion of capital lease obligations	15,956	15,573

Total current liabilities	82,204	63,108
Capital lease obligations, less current portion	2,600	2,687
Accrued interest	7,199	20,719
Income tax liability	11,010	10,480
Convertible long-term debt-net of discount of $12,207 and $14,196, respectively	665,362	635,804

Total liabilities	768,375	732,798

Commitments and contingencies (Note 7)
Stockholders' deficiency in assets:
Preferred stock, $.01 par value, 75,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.01 par value, 900,000,000 shares authorized, 203,399,975 and 203,348,323 shares issued, and 145,431,083 and 145,379,431 shares outstanding	2,034	2,033
Class B convertible common stock, $.01 par value, 150,000,000 shares authorized, 84,663,382 shares issued and 53,660,000 shares outstanding	847	847
Additional paid-in capital	2,754,771	2,752,269
Treasury stock, 57,968,892 shares of Class A common stock and 31,003,382 shares of Class B convertible common stock	(877,489)	(877,489)
Accumulated other comprehensive income	2,976	4,093
Deficit accumulated during the development stage	(2,043,136)	(2,012,418)

Total stockholders' deficiency in assets	(159,997)	(130,665)

Total	$608,378	$602,133

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations
(In thousands, except share and per share data, unaudited)

	Three months ended March 31,		February 9, 2000 (inception) to March 31, 2008 (development stage period)
	2008	2007
		(restated)
Operating expenses:
General and administrative	$17,287	$9,765	$636,546
Research and development	1,606	2,149	78,674
Contract settlements	—	—	(74,955)
Impairment of property under construction	—	—	1,438,304
Loss on disposal of assets	—	—	11,100

Total operating expenses	18,893	11,914	2,089,669

Operating loss	(18,893)	(11,914)	(2,089,669)
Interest income	1,793	3,389	134,714
Interest expense	(9,242)	(9,129)	(198,987)
Other income (expense)	(3,843)	(38)	1,620

Loss before income taxes	(30,185)	(17,692)	(2,152,322)
Income tax benefit (expense)	(533)	(173)	118,918

Net loss before cumulative effect of change in accounting principle	(30,718)	(17,865)	(2,033,404)
Cumulative effect of change in accounting principle	—	—	(1,944)

Net loss	$(30,718)	$(17,865)	$(2,035,348)

Basic and diluted loss per share:
Loss before cumulative effect of change in accounting principle	$(0.15)	$(0.09)	$(10.51)
Cumulative effect of change in accounting principle	—	—	(0.01)

Basic and diluted loss per share	$(0.15)	$(0.09)	$(10.52)

Weighted average shares outstanding used to compute basic and diluted loss per share	198,424,189	198,056,342	193,429,466

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, unaudited)

	Three months ended March 31,		February 9, 2000 (inception) to March 31, 2008 (development stage period)
	2008	2007
		(restated)
Net loss	$(30,718)	$(17,865)	$(2,035,348)
Other comprehensive income (loss):
Unrealized gain on investments, net of tax	—	18	—
Cumulative translation adjustments	(1,117)	(237)	2,976

Comprehensive loss	$(31,835)	$(18,084)	$(2,032,372)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Three months ended March 31,		February 9, 2000 (inception) to March 31, 2008 (development stage period)
	2008	2007
		(restated)
Operating activities:
Net loss	$(30,718)	$(17,865)	$(2,035,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,378	1,371	35,362
Depreciation	134	44	3,865
Non-cash interest expense	3,910	3,437	33,217
Unrealized foreign exchange (gain) loss	(503)	32	(5,775)
Loss on disposal of assets	—	—	11,100
Deferred income tax benefit	—	—	(103)
Impairment of property under construction	—	—	1,438,304
Gain on contract settlements	—	—	(74,955)
Gain on Nextel share-pledge derivative	—	—	(9,168)
Deferred tax credit	—	—	(121,928)
Other-than-temporary loss on marketable securities available-for-sale	4,509	—	5,198
Amortization of capitalized SAN operator incentive	—	—	2,593
Cost of issuance of shares to distribution partners	—	—	37,440
Other	—	—	29,713
Other changes in certain assets and liabilities:
Prepaid expenses and other current assets	(6,798)	(490)	41,700
Accrued interest income	79	(300)	(37)
Accounts payable	2,323	640	2,202
Accrued interest payable	5,142	(18,653)	41,408
Other accrued expenses	3,266	(1,092)	65,790

Net cash used in operating activities	(16,278)	(32,876)	(499,422)

Investing activities:
Proceeds from launch insurance	—	—	225,000
Debtor in possession advance in relation to Old ICO	—	—	(275,000)
Acquisition of net assets of Old ICO	—	—	(117,590)
Cash received from Old ICO at acquisition	—	—	107,436
Restricted cash	—	—	(5,899)
Purchases of satellite system under construction	(26,753)	(985)	(372,606)
Purchases of property under construction	—	—	(497,890)
Purchases of property in service	(59)	(33)	(3,207)
Investment in unconsolidated subsidiaries	—	—	(2,373)
Purchases of other assets	—	—	(14,000)
Purchases of available-for-sale investments	(126,850)	(160,563)	(4,404,343)
Maturities and sales of available-for-sale investments	40,954	170,652	4,303,830
Purchases of restricted investments	—	(25)	(94,283)
Maturities and sales of restricted investments	—	23,015	94,305
Proceeds from contract amendments	—	—	44,434
Proceeds from sale of assets	—	—	12,106

Net cash provided by (used in) investing activities	(112,708)	32,061	(1,000,080)

Financing activities:
Net proceeds from issuance of common stock	—	—	598,057
Proceeds from issuance of convertible notes	—	—	650,000
Debt issuance costs	—	—	(29,558)
Proceeds from sales of subsidiary stock and stock options	—	—	9,920
Advances from affiliates	—	—	324,395
Repayment of advances from affiliates	—	—	(324,395)
Repayment of note payable to Eagle River	—	—	(37,500)
Repayment of operator financing	—	—	(5,727)
Proceeds from pledge of Nextel shares	—	—	351,600
Proceeds from loan from Teledesic LLC	—	—	20,000
Acquisition of ICO shares from minority interest stockholder	—	—	(30,868)

Net cash provided by financing activities	—	—	1,525,924

Effect of foreign exchange rate changes on cash	301	8	(8,450)

Net increase (decrease) in cash and cash equivalents	(128,685)	(807)	17,972
Cash and cash equivalents—beginning of period	146,657	163,059	—

Cash and cash equivalents—end of period	$17,972	$162,252	$17,972

		(continued)

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows (Continued)

(In thousands, unaudited)

	Three months ended March 31,		February 9, 2000 (inception) to March 31, 2008 (development stage period)
	2008	2007
		(restated)
Supplemental disclosures:
Income taxes paid	$366	$13	$7,831
Interest paid	56	24,375	150,458
Capitalized interest	9,745	7,412	64,034
Supplemental disclosure of non-cash activities:
Issuance of Class A common shares in respect of investment in Ellipso, Inc.	—	—	6,863
Issuance of Class B common shares in respect of investment in Ellipso, Inc.	—	—	74
Issuance of Class A common shares in respect of investment in Constellation Communications Holdings, Inc.	—	—	904
Issuance of Class A common shares for advisory services	125	125	1,153
Increase in accrued satellite system construction payable, net of liquidated damages	9,177	2,357	18,244
Equipment acquired in capital lease agreements	—	—	42,096
Issuance of warrants for the repayment of debt	—	—	4,950
Interest payment on convertible debt in the form of additional notes	27,569	—	27,569
The following securities of ICO arose from the acquisition of Old ICO's net assets:
93,700,041 Class A common shares and options to acquire Class A common shares issued	—	—	679,873
31,003,382 Class B common shares issued	—	—	275,000
1,600,000 Class A common shares issued to distribution partners	—	—	16,720
200,000 Class A common shares committed to distribution partners	—	—	2,090
50,000,000 warrants issued to acquire Class A common shares	—	—	180,000
		(concluded)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Business

        ICO Global Communications (Holdings) Limited ("ICO"), along with its subsidiaries (collectively referred to as the "Company"), is a next-generation mobile satellite service ("MSS") operator. Through its majority owned subsidiary, ICO North America, Inc., along with its subsidiaries, ("ICO North America"), ICO is authorized by the Federal Communications Commission ("FCC") to offer ubiquitous mobile satellite-terrestrial services throughout the United States using a geosynchronous earth orbit ("GEO") satellite. ICO also continues to explore the development of a business plan outside of North America which would use both its physical and regulatory medium earth orbit ("MEO") assets.

        ICO North America is currently developing an advanced next-generation hybrid mobile satellite service/ancillary terrestrial component system ("MSS/ATC System") combining both satellite and terrestrial communications capabilities. The MSS/ATC System will allow the Company to provide wireless voice, video, data and/or Internet service throughout the United States on mobile and portable devices. On April 14, 2008, the Company successfully launched its first GEO satellite ("ICO G1"). ICO G1 will initially be used by the Company to conduct an alpha trial of its ICO Mobile Interactive Media ("ICO mim™") service for use on its MSS/ATC System in the second half of 2008. ICO mim is intended as an interactive suite of services including mobile video, navigation, and emergency text and voice roadside assistance. ICO mim is being developed in conjunction with several telecommunications vendors, and during the alpha trial, the Company intends to offer 8-15 channels of mobile video, a fully interactive navigation mapping and guidance program and full interactivity for text messaging and voice service in the event roadside assistance is needed.

2. Development Stage Enterprise

        The Company is a development stage enterprise as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting by Development Stage Enterprises ("SFAS 7"), and will continue to be so until it commences commercial operations. The development stage is from February 9, 2000 (inception) through March 31, 2008.

        The Company is not currently generating revenue from operations and it may be unable to obtain the funding necessary to complete the construction of its MSS/ATC System and ICO mim service, fund its future working capital requirements, or achieve positive cash flow from operations. As described in Note 4, during the first quarter of 2008 the Company used the proceeds from the sale and maturity of certain of its investments and cash and cash equivalents to purchase approximately $98 million of student loan backed auction rate securities ("ARS") that the Company held as of March 31, 2008. These ARS consist of variable rate bonds, with maturities ranging from 24 to 39 years, for which the interest rates are reset through a dutch auction each month. These monthly auctions have historically provided a liquid market for these ARS. The Company's ARS, which were purchased in accordance with the Company's investment policy, are AAA/Aaa rated and are collateralized by student loans. At March 31, 2008, on a weighted average basis, approximately 93% of the underlying student loan collateral was issued under the Federal Family Education Loan Program ("FFELP"). Student loans issued under the FFELP are currently 97% guaranteed by the U.S. government.

        As a result of the impact of the current conditions in the global financial markets, these ARS have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

2. Development Stage Enterprise (Continued)

amount of purchase orders. Therefore, cash from the sale of these ARS, which the Company anticipated would be available during 2008, may not be available in 2008 to sufficiently fund the Company's operating activities. To the extent the Company's ARS do not become liquid, or the Company does not secure funding beyond the working capital facility described below, the Company plans to significantly reduce its operating and development expenditures, which would include, among others, capital expenditures for the terrestrial network development of its MSS/ATC System, related personnel and vendor support, and other overhead. As described in Note 6, ICO North America obtained a $40 million working capital facility on March 27, 2008 ("2009 Credit Facility"). The transaction closed on April 7, 2008. The 2009 Credit Facility is collateralized by a first priority lien on substantially all of the assets of ICO North America. This facility will be utilized to provide necessary cash flow for operations during 2008.

        At March 31, 2008, the Company had a working capital deficit (current liabilities exceeded current assets). This deficit is primarily due to the Company's reclassification of its ARS from current to long-term available-for-sale investments in the first quarter of 2008 due to the uncertainty surrounding the timing of generating liquidity from these investments. The Company intends to fund its working capital needs during 2008 with the funds provided by the 2009 Credit Facility. In addition, certain MEO satellite access node ("SAN") obligations of $48.2 million, which are classified as current liabilities due to their contractual commitments, are not anticipated to require significant cash payments during 2008.

        In the event that the Company is not able to realize its assets in the ordinary course of business, and is forced to realize the assets by divestment, there is no assurance that the carrying value of the assets could be recovered.

3. Summary of Significant Accounting Policies

        Interim Financial Statements—The financial information included in the accompanying condensed consolidated financial statements is unaudited and includes all adjustments, consisting of normal recurring adjustments and accruals, considered necessary for a fair presentation. Certain information and footnote disclosures have been condensed or omitted. The financial information as of December 31, 2007, is derived from the Company's audited consolidated financial statements and notes, included in Item 8 in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the U.S. Securities and Exchange Commission ("SEC") on March 28, 2008 ("Form 10-K"). The financial information included in this Form 10-Q should be read in conjunction with management's discussion and analysis of financial condition and results of operations and the consolidated financial statements and notes included in the Company's Form 10-K. Operating results and cash flows for the interim period presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008 or any other interim period.

        Restatement of Prior Period Financial Information—During the financial close process for the year ended December 31, 2007, the Company discovered certain errors in its previously issued consolidated financial statements pertaining to its accounting for an embedded beneficial conversion feature included within its $650 million aggregate principal amount of convertible notes due in August 2009 ("2009 Notes"). The Company determined its accounting for this embedded beneficial conversion feature, which was initially recognized in the condensed consolidated financial statements for the three

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

3. Summary of Significant Accounting Policies (Continued)

months ended September 30, 2007, should have been recognized in the three months ended September 30, 2005. For the three months ended March 31, 2007, these errors had a $1.1 million non-cash impact on interest expense in the Company's condensed consolidated statement of operations and a $1.7 million and $605,000 impact on non-cash interest expense and change in accrued interest payable, respectively, in the Company's condensed consolidated statement of cash flows. However, these errors did not have an impact on net cash from operating, investing or financing activities. In addition, capitalized interest has been adjusted by $605,000 in the supplemental disclosures to the Company's condensed consolidated statement of cash flows for the three months ended March 31, 2007. The condensed consolidated financial statements for the three months ended March 31, 2007 have been restated to reflect the effect of these adjustments.

        Following is a summary of the effects of these errors on the Company's condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2007 (in thousands):

	Three months ended March 31, 2007
	As originally reported	As restated
Interest expense	$(7,981)	$(9,129)
Loss before income taxes	(16,544)	(17,692)
Net loss	(16,717)	(17,865)
Comprehensive loss	(16,936)	(18,084)
Basic and diluted loss per share	$(0.08)	$(0.09)

        Use of Estimates—The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are used when accounting for taxes, contingencies, asset useful lives, valuation of ARS and valuation of stock compensation awards, among others. Actual results could differ from those estimates. Estimates are evaluated on an ongoing basis.

        Cash and Cash Equivalents—Cash and cash equivalents is defined as short-term highly liquid investments with original maturities from the date of purchase of 90 days or less. Cash and cash equivalents is comprised of the following (in thousands):

	March 31, 2008	December 31, 2007
Cash	$7,275	$554
Money market funds	10,697	124,726
Commercial paper	—	21,377

	$17,972	$146,657

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

3. Summary of Significant Accounting Policies (Continued)

        Restricted Cash—As of March 31, 2008 and December 31, 2007, the Company had restricted cash of $825,000 related to a bond which is held pursuant to conditions of the Company's FCC authorization to operate in the MSS spectrum.

        Available-for-Sale Investments—As of March 31, 2008, the Company's available-for-sale investments were held in ARS. As of December 31, 2007, the Company's available-for-sale investments were held in commercial paper. These investments are classified as current and long-term available-for-sale investments and are reported at fair value. Available-for-sale investments are measured using quoted prices in active markets, or valued based on other observable and unobservable inputs within the hierarchy established in SFAS No. 157, Fair Value Measurements ("SFAS 157"), which the Company adopted on January 1, 2008. Investments that have maturity dates less than one year are classified as current assets while those with maturities greater than one year are classified as long-term assets. Realized gains and losses on investments sold are determined using the specific identification method. The Company recognizes realized losses when the fair value of its investments is below the cost basis and the decline is determined to be other-than-temporary. In determining whether a decline in fair value is other-than-temporary, the Company considers various factors including market price (when available), investment ratings, the financial condition and near-term prospects of the issuer, the length of time and the extent to which the fair value has been less than the cost basis and the Company's ability and intent to hold the investment until maturity or for a period of time sufficient to allow for any anticipated recovery in market value. If the Company determines that a decline in fair value is other-than-temporary, the investment is valued at the current estimated fair value and a realized loss equal to the decline is reflected in its consolidated statement of operations. The Company includes any unrealized gains or losses on its investments that are deemed to be temporary, net of tax, in stockholders' equity (deficiency in assets) as a component of accumulated other comprehensive income (loss). The Company does not hold any derivative financial instruments in its investment portfolio.

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

        Satellite System Under Construction—Satellite system under construction includes payments made and accrued for third-party construction and engineering costs incurred in the design, manufacture, test and launch of the MSS/ATC System, satellite launch insurance costs and costs incurred for the procurement of equipment and technology for use in the ICO mim service. Satellite system under construction will be classified as property in service when the assets are placed into service and will be depreciated using the straight-line method based on the anticipated useful lives of the assets ranging from 5 to 15 years.

        Capitalized Interest—The Company capitalizes interest costs associated with the construction of its MSS/ATC System and ICO mim service. Interest capitalized to satellite system under construction for the three months ended March 31, 2008 and 2007 was $9.7 million and $7.4 million, respectively.

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

3. Summary of Significant Accounting Policies (Continued)

        Debt Issuance Costs—Costs incurred in connection with the issuance of the 2009 Notes have been capitalized and are included in debt issuance costs in the condensed consolidated balance sheets. These costs are being amortized using the effective interest method from issuance in August 2005 through maturity in August 2009. Amortization of debt issuance costs is included in interest expense in the condensed consolidated statements of operations. Amortization of debt issuance costs for the three months ended March 31, 2008 and 2007 was $1.9 million and $1.7 million, respectively.

        Other Assets—Other assets primarily consist of a $14 million payment made to acquire first priority rights to use a desired orbital slot for ICO G1. The Company is currently utilizing this slot for ICO G1 and will amortize this cost over the estimated useful life of ICO G1, currently anticipated to be approximately 15 years.

        Fair Value of Financial Instruments—Financial instruments include cash and cash equivalents, available-for-sale investments, accounts payable, convertible notes and certain other accrued liabilities. The Company determines the fair value of its financial instruments based on the hierarchy established by SFAS 157. The three levels of inputs used to measure fair value are as follows:

  Level 1—Quoted prices in active markets for identical assets and liabilities.

  Level 2—Quoted prices in active markets for similar assets and liabilities or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

  Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

        The fair value of the Company's available-for-sale investments is determined using Level 2 and Level 3 inputs (see Note 4). The fair value of the 2009 Notes, for the purpose of disclosure, is determined using Level 2 inputs. The carrying amounts of all other financial instruments are reasonable estimates of their fair values because they are equivalent to cash or due to their short-term nature.

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

        Share-Based Payment—The Company records stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R) "), using the modified prospective

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

3. Summary of Significant Accounting Policies (Continued)

transition method, which requires measurement of all share-based payment awards made to employees, directors and consultants, based on the estimated fair value on the date of grant and recognition of compensation cost over the requisite service period for awards expected to vest.

        The Company records stock-based compensation on stock options and restricted stock awards issued to employees, directors and consultants. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model ("Black-Scholes Model") based on the single option award approach. The fair value of restricted stock awards is determined based on the number of shares granted and the quoted market price of the Company's common stock on the date of grant. Fair value of stock options is amortized to expense on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Fair value of restricted stock awards with performance conditions is amortized to expense over the requisite service period using the accelerated method of expense recognition. The fair value of share-based payment awards as determined by the Black-Scholes Model is affected by the Company's stock price as well as other assumptions. These assumptions include, but are not limited to, the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. SFAS 123(R) requires forfeitures to be estimated at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

        Foreign Currency Translation and Foreign Currency Transactions—The reporting currency for the Company's operations is U.S. dollars. The Company translates the activities of its foreign subsidiaries with functional currencies other than the U.S. dollar during the period at the average exchange rate prevailing during the period. Assets and liabilities denominated in foreign currencies are restated at the exchange rates prevailing at the balance sheet date. Translation adjustments resulting from these processes are recognized as a component of accumulated other comprehensive income (loss). The Company recognizes applicable cumulative translation adjustments as a component of operating income (loss) in the period in which a subsidiary is substantially liquidated. For the three months ended March 31, 2008 and 2007, there were no gains or losses resulting from the liquidation of subsidiaries.

        Gains and losses on foreign currency transactions are recognized as a component of other income (expense) in the condensed consolidated statements of operations in the period in which they occur. For the three months ended March 31, 2008 and 2007, gains on intercompany foreign currency transaction of $4.7 million and losses on intercompany foreign currency transactions of $234,000, respectively, have been excluded from net loss and reported as a component of accumulated other comprehensive income (loss) due to their long-term investment nature.

        Accumulated Other Comprehensive Income (Loss)—As of March 31, 2008 and December 31, 2007, the Company's accumulated other comprehensive income consisted of cumulative translation adjustments of $3 million and $4.1 million, respectively.

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

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

3. Summary of Significant Accounting Policies (Continued)

stock is considered contingently issuable consistent with SFAS No. 128, Earnings Per Share, and is excluded from weighted average common shares outstanding.

        The following table sets forth the computation of basic and diluted loss per share (in thousands, except share and per share data):

	Three months ended March 31,
	2008	2007
		(restated)
Net loss	$(30,718)	$(17,865)

Weighted average common shares outstanding	199,054,189	198,156,342
Less: unvested restricted stock	(630,000)	(100,000)

Shares used for computation of basic and diluted loss per share(1)	198,424,189	198,056,342

Basic and diluted loss per share	$(0.15)	$(0.09)

(1)
The effect of certain stock options and warrants was anti-dilutive, and they were not included in the calculation of diluted loss per share. Anti-dilutive options and warrants totaled 16,134,433 and 13,296,933 as of March 31, 2008 and 2007, respectively.

        If the 2009 Notes were converted into Class A common stock of ICO North America, the Company's future earnings would be diluted as the Company's ownership interest in ICO North America would be reduced to approximately 55%.

        New Accounting Pronouncements—In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS 157. This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The FASB provided a one year deferral for the implementation of SFAS 157 for certain other nonfinancial assets and liabilities. The Company adopted SFAS 157 on January 1, 2008. The adoption of SFAS 157 for financial assets and financial liabilities did not have a material impact on the Company's financial position, results of operations or cash flows, but did require additional disclosures (see Note 4). The Company has not yet determined the impact that the implementation of SFAS 157 will have on its nonfinancial assets and liabilities; however, the Company does not anticipate implementation will have a material impact on its financial position, results of operations or cash flows.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company did not make the fair value election for any of its financial assets or liabilities. The adoption of this statement did not have any impact on the Company's financial position, results of operations or cash flows.

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

3. Summary of Significant Accounting Policies (Continued)

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

4. Available-for-Sale Investments

        During the first quarter of 2008, the Company used the proceeds from the sale and maturity of certain of its investments and cash and cash equivalents to purchase approximately $98 million of student loan backed ARS that the Company held as of March 31, 2008. These ARS consist of variable rate bonds, with maturities ranging from 24 to 39 years, for which the interest rates are reset through a dutch auction each month. These monthly auctions have historically provided a liquid market for these ARS. The Company's ARS, which were purchased in accordance with the Company's investment policy, are AAA/Aaa rated and are collateralized by student loans. At March 31, 2008, on a weighted average basis, approximately 93% of the underlying student loan collateral was issued under the FFELP. Student loans issued under the FFELP are currently 97% guaranteed by the U.S. government. As a result of the impact of the current conditions in the global financial markets, these ARS have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. Therefore, the ARS cannot be liquidated until (i) a successful auction occurs; (ii) the issuers of the ARS call the ARS at par; or (iii) a liquid market develops for these ARS. These events may not occur for a period longer than one year. As of March 31, 2008, $5.1 million of the Company's ARS have been called at par, of which $2 million of cash proceeds had been received as of March 31, 2008, and $3.1 million was received subsequent to March 31, 2008. ARS for which formal call notifications had been received as of March 31, 2008, but for which cash settlement had not taken place, have been classified as current available-for-sale investments on the Company's condensed consolidated balance sheet.

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Available-for-Sale Investments (Continued)

        Typically, the fair value of ARS investments approximate par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. As such, the Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of March 31, 2008. The assumptions used in preparing the discounted cash flow model are both observable and unobservable and include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS.

        The following table summarizes the fair value of the Company's investments by the different levels of inputs required by SFAS 157 as of March 31, 2008 (in thousands):

		Fair value measurement using:
	Total fair value	Quoted market prices (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Short-term available-for-sale investments	$3,050	$—	$3,050	$—
Long-term available-for-sale investments	93,041	—	—	93,041

        The following table summarizes the change in fair value of the Company's investments using significant unobservable inputs (Level 3) for the three months ended March 31, 2008 (in thousands):

Available-for-sale investments
Balance, December 31, 2007	$—
Purchases, issuances and settlements	97,550
Total losses included in earnings	(4,509)

Balance, March 31, 2008	$93,041

        Consistent with the guidance provided in FASB Staff Position FAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the Company evaluates its investments for other-than-temporary impairment. At March 31, 2008, individual securities with a fair value below the cost basis were evaluated to determine if they were other-than-temporarily impaired. In determining whether the decline in fair value is other-than-temporary, the Company considered various factors including market price (when available), investment ratings, the financial condition and near-term prospects of the issuer, the length of time and the extent to which the fair value has been less than the cost basis, and its intent and ability to hold the investment until maturity or for a period of time sufficient to allow for any anticipated recovery in market value.

        Based on the Company's analysis of its portfolio of ARS, the uncertainty in the market, its assessment of the period until recovery and its liquidity needs during the period until recovery, the Company determined that the $4.5 million decline in the fair value of its ARS investments as of March 31, 2008 is other-than-temporary. The Company has recognized this loss as a pre-tax

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Available-for-Sale Investments (Continued)

other-than-temporary impairment charge and has recorded it as other expense on its condensed consolidated statement of operations for the three months ended March 31, 2008. The Company did not record any unrealized gains or losses as a component of other comprehensive income (loss) relating to investments held at March 31, 2008.

5. SAN Agreements and Contract Settlements

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

        Over the past several years, the Company significantly curtailed further construction on its MEO satellite system which increased the likelihood that many of these SAN sites would not be utilized in a timely fashion in the contemplated MEO satellite system. As a result, eight of the ten SAN Operators terminated their agreements with the Company from 2004 to 2006 and discontinued providing the requisite level of services. The Company accrues operating expenses until the related agreement is terminated and the SAN Operator has ceased providing services. Certain of the terminated agreements were settled in exchange for a nominal level of consideration, including cash and the transfer of certain SAN assets. Certain of the terminated agreements have not been settled and remain outstanding.

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

        The following represents a summary of transactional activity with the various SAN Operators (in thousands):

	Three months ended March 31,
	2008	2007
Total SAN liability, beginning of period	$49,193	$45,591
Expense recognized under SAN Operating Agreements	516	561
Interest expense related to SAN Infrastructure Agreements	962	791
Payments made to SAN Operators	(517)	(1,255)
Effect of changes in foreign currency exchange rates	631	278

Total SAN liability, end of period	$50,785	$45,966

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. SAN Agreements and Contract Settlements (Continued)

        The total SAN liability is comprised of the following amounts which are included in the following line items on the condensed consolidated balance sheets (in thousands):

	March 31, 2008	December 31, 2007
Accrued expenses	$16,095	$16,095
Accrued interest (current portion)	16,134	14,838
Current portion of capital lease obligations	15,956	15,573
Capital lease obligations, less current portion	2,600	2,687

	$50,785	$49,193

6. Long Term Debt

        2009 Notes—In August 2005, ICO North America completed the sale of $650 million aggregate principal amount of convertible notes to Qualified Institutional Buyers pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Rule 144A thereunder. The net proceeds from the sale of the 2009 Notes are being used to develop the Company's MSS/ATC System and ICO mim service and to fund operating expenses.

        The 2009 Notes mature in August 2009 and bear interest at a rate of 7.5% per year, payable semi-annually in arrears in cash on February 15 and August 15. Subject to certain exceptions, for the period from August 16, 2007 through August 15, 2009, ICO North America has the option of paying accrued interest due with additional notes in lieu of cash at an increased interest rate of 8.5% per annum. ICO North America elected to make its February 15, 2008 interest payment of $27.6 million in the form of additional notes and anticipates making future interest payments in the form of additional notes as well. Therefore, the rate used to accrue interest on the outstanding 2009 Notes has been adjusted to 8.5% per annum effective August 16, 2007. ICO North America expects to continue making future interest payments in the form of additional notes which will result in $767.7 million due at maturity. In addition, ICO North America has both the ability and the intent to issue additional notes rather than paying interest in cash and, therefore, the Company has classified the accrued interest on the 2009 Notes as long-term on its condensed consolidated balance sheets at March 31, 2008 and December 31, 2007. The 2009 Notes are carried at cost on the condensed consolidated balance sheets.

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

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

6. Long Term Debt (Continued)

        The 2009 Notes contain embedded beneficial conversion features contingent upon the occurrence, or non-occurrence, of certain future events, including completion by ICO North America of a qualified public offering by August 15, 2007, the issuance of ICO North America Class A common stock and the issuance of options or warrants to purchase ICO North America Class A common stock. The Company has accounted for these beneficial conversion features in accordance with Emerging Issue Task Force ("EITF") Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The value of the embedded beneficial conversion feature associated with a registration rights penalty was initially measured and recognized at the commitment date, August 15, 2005. The value of all other embedded beneficial conversion features of the 2009 Notes will be measured at the time such events occur, if at all.

        The value of the embedded beneficial conversion feature associated with a registration rights penalty was initially calculated based on a 2% premium on the fully diluted shares outstanding as of August 15, 2005. This beneficial conversion feature resulted in a reduction to the conversion price of the 2009 Notes from $4.25 per share to $4.06 per share. The total value of the beneficial conversion feature was determined to be approximately $30 million, which was recorded as a reduction in the 2009 Notes and an increase to additional paid-in capital at August 15, 2005, and will be recognized as interest expense over the life of the 2009 Notes using the effective interest method. In accordance with EITF Issue No. 05-8, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature, the Company recorded a deferred tax liability of $10.2 million in 2005 related to the tax treatment of this beneficial conversion feature, and reduced its valuation allowance by an offsetting amount. As of August 15, 2007, ICO North America had not completed a qualifying public offering. The non-occurrence of this event triggered re-measurement of the value of the embedded beneficial conversion feature associated with the registration rights penalty. This re-measurement resulted in additional value to the beneficial conversion feature equal to approximately $304,000, with a related income tax effect of $103,000. The $103,000 was recorded as a reduction to additional paid-in capital and as an income tax benefit for the year ended December 31, 2007.

        The 2009 Notes have a registration rights agreement whereby a majority of the holders of the 2009 Notes can demand on the third anniversary of the 2009 Notes that the Company register the ICO North America shares. If the Company fails to register the ICO North America shares within 60 days, or the registration of the ICO North America shares has not been declared effective by the SEC within 120 days, the interest rate on the 2009 Notes increase by 1% every 90 days up to a maximum of 13.5%. This additional interest would be required to be paid in cash. The maximum amount of additional interest expense the Company would incur would be approximately $13.6 million through the maturity of the 2009 notes. The Company currently believes that it is not probable it will be required to remit any additional interest to the holders of the 2009 Notes for failing to obtain an effective registration statement.

        The 2009 Notes also contain covenants, including, but not limited to, restrictions on ICO North America's future indebtedness and the payment of dividends. In addition, all of ICO North America's stock is pledged and all of its existing and future assets are held as collateral for the 2009 Notes. As of March 31, 2008, ICO North America is in compliance with all of the covenants included in the 2009 Notes.

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

6. Long Term Debt (Continued)

        Under FCC regulations, ICO North America is required to adhere to significant implementation milestones to maintain authorization to use its assigned MSS spectrum in the United States. On April 2, 2008, ICO North America received an extension from the FCC of its then remaining milestones pertaining to the launch of ICO G1 and certification that its MSS system is operational to April 15, 2008 and May 15, 2008, respectively. On April 14, 2008, ICO North America launched ICO G1, and subsequently, ICO North America certified to the FCC that it had satisfied its launch milestone. On May 9, 2008, ICO North America certified to the FCC that its MSS system is operational, satisfying the Company's final milestone.

        2009 Credit Facility—On March 27, 2008, ICO North America entered into a credit agreement with Jefferies & Company, Inc., among others, for a working capital facility of $40 million. The transaction closed on April 7, 2008 at which time the entire amount of the facility was drawn. The 2009 Credit Facility matures on May 1, 2009 and bears interest at a rate of 12.5% per year which is payable at maturity. The 2009 Credit Facility is guaranteed by ICO North America and is collateralized by a first priority lien on substantially all of the assets of ICO North America. Proceeds from the 2009 Credit Facility will be used to provide necessary cash flow for operations during 2008.

        ICO North America has the option of repaying the facility at a premium of 2.5% to face value if repayment occurs within six months of the closing date, with the premium declining ratably thereafter to par at maturity. ICO North America will be required to prepay the facility in the event of any extraordinary receipts and certain asset sales, including 50% of the proceeds of the sale of ARS that exceeds in the aggregate $57 million, with the proceeds of certain issuances of debt and capital stock, and in certain circumstances with insurance and condemnation proceeds.

        The 2009 Credit Facility contains other terms, conditions and affirmative and negative covenants, including prohibitions or restrictions (subject to qualifications and exceptions) on the ability of ICO North America to: (i) issue other first lien debt; (ii) declare dividends or make other distributions; (iii) issue capital stock; (iv) make loans or investments (including acquisitions); (v) incur additional indebtedness; (vi) grant liens; (vii) enter into sale-leaseback transactions; (vii) prepay or modify the terms of the 2009 Notes; (viii) modify the terms of certain other material agreements; (ix) enter into new lines of business; (x) recapitalize, merge, consolidate or enter into certain acquisitions; (xi) sell its assets; and (xii) enter into certain transactions with its affiliates. In addition, ICO North America is required to maintain liquidity, which is defined as cash, cash equivalents and the market value of its ARS, of $5 million. As of March 31, 2008, ICO North America is in compliance with all of the 2009 Credit Facility covenants.

7. Commitments and Contingencies

        Purchase Commitments—The Company has an agreement with Space Systems/Loral, Inc. ("Loral") to design, develop, manufacture, test and deliver ICO G1 and to develop, test and implement certain ground-based beam forming systems related to the operation of the satellite. ICO G1 was delivered in February 2008 and successfully launched on April 14, 2008. The Company also retains an option through December 31, 2008 to purchase one additional GEO satellite.

        The Company has an agreement with Lockheed Martin Commercial Launch Services ("Lockheed") for the provision of a launch service for ICO G1. In coordination with Lockheed, the

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

7. Commitments and Contingencies (Continued)

Company successfully launched ICO G1 on April 14, 2008. The Company retains an option to require Lockheed to provide a replacement launch in the event that the Company determines that the initial launch resulted in a satellite failure within the first six months after launch.

        The Company has an agreement with Hughes Network Systems, LLC ("HNS") to provide gateway equipment and services for the Company's MSS/ATC System including the design, manufacture, delivery and test of the radio frequency subsystem, the gateway system controller, the gateway control network and the gateway system interconnections. The gateway is located at the HNS facility in North Las Vegas, Nevada and is fully operational. The Company retains an option to purchase a diverse site radio frequency terminal along with an associated diverse site facility. The Company also has an agreement with HNS to develop user equipment and a GEO Mobile Radio Interface ("GMR") satellite gateway for use in the Company's alpha trial of its ICO mim service.

        The Company has an agreement with Lucent Technologies, Inc. ("Alcatel-Lucent") to provide certain architecture and technical design services to develop and manufacture equipment, including repeaters, satellite headend and gateway core equipment. In addition, Alcatel-Lucent is responsible for the delivery, installation and testing of this equipment and the ICO mim service, which is based on digital video broadcasting-satellite services to handhelds ("DVB-SH") technology.

        As of March 31, 2008, the Company had purchase commitments of approximately $59.2 million related to the agreements described above as well as other secondary agreements related to the development of its MSS/ATC System and ICO mim service. Approximately $36 million of this amount is payable based on the achievement of certain construction, delivery and deployment milestones related to the development of the MSS/ATC System and the completion of certain agreed-upon services associated with the Company's ICO mim service. Additional payments of $23.2 million, including interest, related to in-orbit satellite performance incentives associated with ICO G1, are payable over 15 years from 2008 through 2023.

        Satellite System Operating Commitments—The Company has an agreement with Intelsat, Ltd. ("Intelsat") to provide operational services to support the telemetry, tracking and control ("TT&C") system of ICO G1. Under this agreement, the Company is obligated to pay Intelsat a recurring, monthly fee associated with TT&C and other satellite support services. The Company also has an agreement with HNS to provide operations, maintenance and hosting services for its GEO gateway located in North Las Vegas, Nevada. In addition to these agreements related to the Company's GEO satellite system, the Company has commitments for operational services related to its MEO satellite and certain MEO SAN sites. As of March 31, 2008, the Company had satellite system operating commitments of approximately $24.4 million related to these agreements as well as other secondary agreements related to the operation of its MSS/ATC System and its MEO satellite system.

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

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

7. Commitments and Contingencies (Continued)

        The Company leases office space and equipment as well as a storage facility for its MEO satellites under noncancellable rental agreements accounted for as operating leases. Total rental expense under operating leases for the three months ended March 31, 2008 and 2007 was approximately $348,000 and $157,000, respectively, and is included in general and administrative expenses in the Company's condensed consolidated statements of operations.

        Litigation—In response to the Company's demand for arbitration, in August 2004 Boeing Satellite Systems International, Inc. ("BSSI") filed an action in the Superior Court of the State of California, in and for the County of Los Angeles, seeking a judicial declaration that the Company had terminated its contractual agreements with BSSI, and thereby extinguished all of the Company's rights and claims against BSSI arising out of or relating to the development, construction and launch of the Company's MEO satellites. In response, the Company filed a cross complaint seeking damages from BSSI for breach of the parties' agreements and for other wrongful, tortious conduct. Subsequently, the Company also filed a cross complaint against The Boeing Company, BSSI's corporate parent, alleging wrongful, tortious conduct that also damaged the Company. BSSI filed a cross complaint against the Company seeking unspecified monetary relief. The trial will begin as soon as the conclusion of another unrelated case allows. The Company believes that its claims are meritorious and is vigorously pursuing a prompt resolution. Through March 31, 2008, the Company has incurred approximately $14.5 million in pursuing this litigation and expects it will continue to incur additional costs through the ultimate resolution which is uncertain.

        In December 2006, Ellipso, Inc. and affiliated parties ("Ellipso") filed an action in the Superior Court of the District of Columbia seeking damages in excess of $100 million from the Company and its subsidiary, ICO Global Limited, for breach of contract, breach of warranty and fraud. The Company, ICO Global Limited and Ellipso have executed a settlement agreement regarding these claims and are seeking approval of the settlement and dismissal of the action from the court.

        As of March 31, 2008, the Company has recorded approximately $3 million, the impact of which is primarily non-cash, related to its litigation matters (excluding legal costs).

        In the opinion of management, except for those matters described above and in Note 5, to the extent so described, litigation, contingent liabilities and claims against the Company in the normal course of business are not expected to involve any judgments or settlements that would be material to the Company's financial condition, results of operations or cash flows.

        Internal Revenue Service ("IRS") Inquiry—The IRS is currently considering whether a gain reported by the Company in 2003 related to the sale of securities under a variable forward contract might be properly reported in a year prior to 2003. As the Company believes its tax reporting for 2003 is proper, and that it is more likely than not its current tax position will be sustained at the full amount recognized, it has not recorded any liability for uncertain tax positions related to this matter. However, while the IRS has not proposed any changes to years prior to 2003 with respect to the reporting of this gain, if the IRS were to assert and sustain a position that the gain on the securities is properly reportable in a year prior to 2003, the Company will incur a tax liability ranging from $13 million to $138 million (including interest but excluding penalty), dependent upon which year the gain may be reportable. In August 2007, the Company extended the statute of limitations on the federal income tax

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

7. Commitments and Contingencies (Continued)

return of ICO Global Limited (the Company's subsidiary that held the variable forward contract in 2000) to September 2008.

8. Share-Based Payment

        The Company records stock-based compensation on stock options and restricted stock awards issued to employees, directors and consultants in accordance with SFAS 123(R), which requires measurement of all share-based payment awards based on the estimated fair value on the date of grant, and recognition of compensation cost over the requisite service period for awards expected to vest. For the three months ended March 31, 2008 and 2007, the Company recognized stock-based compensation expense of $2.4 million and $1.4 million, respectively. Stock-based compensation is included in general and administrative expenses in the Company's condensed consolidated statements of operations.

        Stock Options—The Company has granted stock options to its employee and directors, as well as certain consultants, in connection with their service to the Company. For the three months ended March 31, 2008 and 2007, the Company recognized stock-based compensation expense of $1.8 million and $1.3 million, respectively, related to its stock option issuances.

        The weighted average fair value of stock options granted during the three months ended March 31, 2008 and 2007 was estimated using the Black-Scholes Model with the following assumptions:

	Three months ended March 31,
	2008	2007
Expected volatility	64%	38%
Risk-free interest rate	3.5%	4.6%
Expected dividend yield	0%	0%
Expected term in years	6.3	8
Estimated fair value per option granted	$1.54	$2.61

        The expected volatility assumption was based upon the Company's historical stock price volatility during the limited amount of time substantial information about the Company has been available to the general public, as well as a review of the historical volatility of other entities similar to the Company, which the Company believes is a reasonable indicator of expected volatility. The risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the Company's employee stock options. The expected dividend yield assumption is based on the Company's history and expectation of dividend payments. The expected forfeiture rate is based on the Company's historical rate of forfeitures due to voluntary terminations and the fact that the Company has a limited number of employees, many of whom are critical to the Company, and expectations for forfeitures in the future. The expected term has been estimated using the simplified method as described in Staff Accounting Bulletin ("SAB") No. 110 which permit entities, under certain circumstances, to continue to use the simplified method in developing estimates of the expected term of "plain-vanilla" share options beyond December 31, 2007, as was allowed under SAB No. 107.

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

8. Share-Based Payment (Continued)

        The Company's stock option activity for the three months ended March 31, 2008 is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding—December 31, 2007	12,572,323	$4.72
Granted	390,000	$2.49

Outstanding—March 31, 2008	12,962,323	$4.65

Exercisable—March 31, 2008	4,476,135	$5.04

Vested and expected to vest—March 31, 2008	12,962,323	$4.65

        The total fair value of stock options granted during the three months ended March 31, 2008 was $603,000.

        Restricted Stock Awards—In November 2005, the Company granted 1,600,000 shares of restricted Class A common stock to Eagle River Investments, LLC ("Eagle River Investments") (which subsequently assigned the shares to Eagle River Satellite Holdings, LLC ("ERSH")) and certain employees and board members. Of these shares, 1,000,000 were granted to Eagle River Investments and treated as a stock dividend. The remaining 600,000 shares had a grant date fair value of $2.4 million and are being charged to expense over the requisite service periods. Restricted stock awards equal to 1,500,000 shares and 50,000 shares vested on October 12, 2006 and July 14, 2007, respectively. The remaining restricted stock awards of 50,000 shares vest on July 14, 2008.

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

        For the three months ended March 31, 2008 and 2007, the Company recognized stock-based compensation expense of $586,000 and $49,000, respectively, related to its restricted stock awards.

ICO Global Communications (Holdings) Limited
(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

8. Share-Based Payment (Continued)

        For the three months ended March 31, 2008, the Company did not grant any restricted stock awards. The Company's restricted stock award activity as of March 31, 2008 is summarized as follows:

	Number of restricted stock awards	Weighted average exercise price
Unvested—March 31, 2008	630,000	$4.40

9. Related Parties

        Eagle River Investments, Eagle River, Inc. and ERSH—ERSH is the Company's controlling stockholder with an economic interest of approximately 32.8% and a voting interest of approximately 68.1%. The Company has an agreement with Eagle River, Inc. to provide advisory services to the Company. This agreement has an annual fee of $500,000 and is payable in quarterly installments in stock or cash, at the Company's option. To date, the Company has elected to make all payments in Class A common stock and has issued 276,974 shares as consideration. As of March 31, 2008, the Company owed Eagle River, Inc. approximately $42,000 pursuant to the advisory services agreement, which is included in accrued expenses on the Company's condensed consolidated balance sheet.

        The Company also has a month-to-month agreement with Eagle River, Inc. to provide office space and administrative support to the Company in Kirkland, Washington. Total payments made to Eagle River, Inc. under this agreement were $11,000 and $15,000 for the three months ended March 31, 2008 and 2007, respectively.

        Clearwire Corporation—Eagle River Holdings, LLC (which, like ERSH is ultimately beneficially owned by Craig McCaw) is a significant stockholder of Clearwire Corporation ("Clearwire"). The Company has a month-to-month agreement with Clearwire to provide office space for certain of its regulatory personnel in Washington, DC. Total payments made to Clearwire under this agreement for each of the three month periods ended March 31, 2008 and 2007 were $15,000.

        The Company also has an agreement with Clearwire to explore ways to collaborate on offering Clearwire's broadband Internet offering in conjunction with the Company's ICO mim service, and building out a terrestrial network.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes included elsewhere in this quarterly report and the audited consolidated financial statements and notes contained in our Form 10-K. The information contained in this discussion and analysis reflects the restatement of certain of our previously reported financial information pertaining to our accounting for an embedded beneficial conversion feature included within our 2009 Notes. Please refer to Note 3 in this quarterly report for a discussion and the impact of this restatement.

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

Overview

        We are a next-generation MSS operator authorized to offer MSS services throughout the United States using a GEO satellite. The FCC has authorized MSS operators, upon application and approval, to use MSS spectrum terrestrially to provide integrated mobile satellite-terrestrial services. We are currently developing an advanced next-generation hybrid MSS/ATC System combining both satellite and terrestrial communications capabilities. Our MSS/ATC System will allow us to provide wireless voice, video, data and/or Internet service throughout the United States on mobile and portable devices. To provide commercial ATC service, we must receive separate authorization from the FCC and meet certain "gating criteria," which include the provision of commercial MSS service. In December 2007, we submitted an application to the FCC to provide commercial ATC service.

        On April 2, 2008, we received an extension from the FCC of our then remaining milestones pertaining to the launch of ICO G1 and certification that our MSS system is operational to April 15, 2008 and May 15, 2008, respectively. On April 14, 2008, we launched ICO G1, and subsequently, we certified to the FCC that we had satisfied our launch milestone. On May 9, 2008, we certified to the FCC that our MSS system is operational, satisfying our final milestone.

        We will initially use ICO G1 to conduct an alpha trial for ICO mim, our fully interactive mobile video, navigation and emergency assistance service. ICO mim is being developed in conjunction with several telecommunications vendors, and our alpha trial of the service is planned for the second half of 2008. During the alpha trial, we intend to offer 8-15 channels of mobile video, a fully interactive navigation mapping and guidance program, and full interactivity for text messaging and voice service in the event roadside assistance is needed.

        We are preparing to demonstrate the operational status of our MSS system on a trial basis in late 2008. In 2007, we began to: (i) sign agreements with vendors to more fully develop technology that would permit video and data multicasting and voice and data interactivity from the satellite, as well as related integrated services for the terrestrial segment; (ii) design and construct a terrestrial network, including the leasing of towers; (iii) install radio equipment and begin to construct a ground network to connect the terrestrial network; and (iv) hire personnel and devote resources in areas such as customer service and billing, marketing and customer fulfillment. During 2008, we intend to continue these activities; however, to the extent our investments in ARS do not become liquid or we do not secure the required financing during 2008, we plan to reduce or delay our spending on these activities. We plan to raise the capital required to support our trial activities. In addition, the commencement of full scale commercial MSS/ATC service operations would require substantial additional capital. We may offer our services to strategic service providers who could incorporate our capabilities to offer integrated satellite and terrestrial services to their customers. Accordingly, we are meeting with potential strategic partners as well as exploring alternative sources of capital.

        We have International Telecommunication Union ("ITU") priority on 25-60 MHz of 2 GHz spectrum on which to operate a MEO satellite system globally in compliance with regulations promulgated by the United Kingdom and the ITU. However, some of these regulations are currently under reconsideration in Europe and there is considerable uncertainty as to how legacy systems, such as our MEO satellite system, would be treated in any new regulatory environment. In addition to these regulatory uncertainties, while we have several MEO satellites in different stages of completion and we have successfully launched one MEO satellite, we have significantly curtailed further construction of our MEO satellite system due to disagreements with the manufacturer and launch manager of our MEO satellites. Despite the curtailment of construction of our MEO satellite system and the considerable uncertainty as to the cost and economics of restarting the MEO satellite program with our current manufacturer, we continue to explore the potential development of a satellite business plan outside of North America and have signed several contracts to help us further evaluate the usability and augmentation of a MEO satellite system.

        We are a development stage enterprise as defined in SFAS 7, and will continue to be so until we commence commercial operations. We are not currently generating revenue from operations and we may be unable to obtain the funding necessary to complete the construction of our MSS/ATC System and ICO mim service, fund our future working capital requirements, or achieve positive cash flow from operations. During the first quarter of 2008, we used the proceeds from the sale and maturity of certain of our investments and cash and cash equivalents to purchase approximately $98 million of student loan backed ARS that we held as of March 31, 2008. These ARS consist of variable rate bonds, with maturities ranging from 24 to 39 years, for which the interest rates are reset through a dutch auction each month. These monthly auctions have historically provided a liquid market for these ARS. Our ARS, which were purchased in accordance with our investment policy, are AAA/Aaa rated and are collateralized by student loans. At March 31, 2008, on a weighted average basis, approximately 93% of the underlying student loan collateral was issued under the FFELP. Student loans issued under the FFELP are currently 97% guaranteed by the U.S. government. As a result of the impact of the current conditions in the global financial markets, these ARS have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. Therefore, cash from the sale of these ARS, which we anticipated would be available during 2008, may not be available in 2008 to sufficiently fund our operating activities. To the extent our ARS do not become liquid, or we do not secure funding beyond the 2009 Credit Facility, we plan to significantly reduce our operating and development expenditures, which would include, among others, capital expenditures for the terrestrial network development of our MSS/ATC System, related personnel and vendor support, and other overhead. The 2009 Credit Facility will be utilized to provide necessary cash flow for operations during 2008.

Critical Accounting Policies

        Critical accounting policies require difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The judgments and uncertainties affecting the application of these policies include significant estimates and assumptions made by us using information available at the time the estimates are made. Actual results could differ materially from those estimates. Our critical accounting policies involve judgments associated with our accounting for the fair value of financial instruments, other-than-temporary impairments, impairment of long-lived assets, contract settlements, share-based payment, income taxes and contingencies. There have been no significant changes to our critical accounting policies contained in our Form 10-K other than those described below.

        Fair Value of Financial Instruments.    Effective with our adoption on January 1, 2008, we determine the fair value of our financial instruments based on the hierarchy established in SFAS 157. The three levels of inputs used to measure fair value are as follows:

  Level 1—Quoted prices in active markets for identical assets and liabilities.

  Level 2—Quoted prices in active markets for similar assets and liabilities or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

  Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

        In valuing our ARS portfolio at March 31, 2008, we used a discounted cash flow model. The assumptions used in preparing the discounted cash flow model are both observable and unobservable and include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. The carrying amounts of available-for-sale investments are adjusted to fair value quarterly.

        Other-Than-Temporary Impairment.    We recognize realized losses when declines in the fair value of our investments below their cost basis are judged to be other-than-temporary. In determining whether a decline in fair value is other-than-temporary, we consider various factors including market price (when available), investment ratings, the financial condition and near-term prospects of the issuer, the length of time and the extent to which the fair value has been less than the cost basis and our ability and intent to hold the investment until maturity or for a period of time sufficient to allow for any anticipated recovery in market value.

New Accounting Pronouncements

        In September 2006, the FASB issued SFAS 157 which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The FASB provided a one year deferral for the implementation of SFAS 157 for certain other nonfinancial assets and liabilities. We adopted SFAS 157 on January 1, 2008. The adoption of SFAS 157 for financial assets and financial liabilities did not have a material impact on our financial position, results of operations or cash flows, but did require additional disclosures (see Note 4 to our condensed consolidated financial statements). We have not yet determined the impact that the implementation of SFAS 157 will have on our nonfinancial assets and liabilities; however, we do not anticipate implementation will have a material impact on our financial position, results of operations or cash flows.

        In February 2007, the FASB issued SFAS 159 which permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We did not make a fair value election for any of our financial assets or liabilities. The adoption of this statement did not have any impact on our financial position, results of operations or cash flows.

        In December 2007, the FASB issued SFAS 141(R). The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires transaction costs to be expensed as incurred; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing guidance until January 1, 2009. We do not expect the adoption of this statement to have a material impact on our financial position, results of operations or cash flows.

        In December 2007, the FASB issued SFAS No. 160 which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not expect the adoption of this statement to have a material impact on our financial position, results of operations or cash flows.

Results of Operations

        The following table is provided to facilitate the discussion of our results of operations for the three months ended March 31, 2008 and 2007 (in thousands):

	Three months ended March 31,
	2008	2007
General and administrative expenses	$17,287	$9,765
Research and development expenses	1,606	2,149
Interest income	(1,793)	(3,389)
Interest expense	9,242	9,129
Other expense	3,843	38
Income tax expense	533	173

        General and Administrative Expenses.    General and administrative expenses are primarily comprised of personnel costs, stock-based compensation, third-party legal and professional fees, satellite storage, satellite system operating expenses and general office related costs.

        General and administrative expenses increased $7.5 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This increase is primarily due to $1.4 million of higher personnel costs related to the hiring of additional employees to support the development of our MSS/ATC System and ICO mim service and $1 million of incremental stock-based compensation expense associated with 2007 share-based awards. The remaining increase reflects higher costs related to pending legal matters and other professional fees of approximately $4.3 million and increased costs incurred in connection with our GEO gateway operations and other satellite support services of $453,000.

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

        Research and development expenses decreased $543,000 for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The decrease is primarily due to significant costs incurred in the first quarter of 2007 associated with the development of a demonstration system to communicate with ICO G1 using the MSS 2 GHz spectrum, partially offset by additional design and development activities in 2008 related to the ground network portion of our MSS/ATC System.

        We expect future research and development costs to increase as the pace of the design and development of our ground network increases.

        Interest Income.    Interest income is primarily attributable to interest earned on the investment of the proceeds of our 2009 Notes.

        Interest income decreased $1.6 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This decrease is primarily due to a reduction in our cash, cash equivalents, and available-for-sale investments balances as we continue to develop our MSS/ATC System and ICO mim service.

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

        Interest expense increased $113,000 for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This increase is primarily the result of a higher interest rate used to accrue interest on the outstanding 2009 Notes in the current year, reflecting our election to make interest payments subsequent to August 15, 2007 in the form of additional notes in lieu of cash, and an increase in interest expense related to our SAN Infrastructure Agreements, partially offset by an increase in capitalized interest costs associated with the construction of our MSS/ATC System and ICO mim service during 2008.

        We expect interest expense associated with our 2009 Notes to increase in future periods. The increase is primarily due to a higher expected interest rate on the 2009 Notes effective August 16, 2007. We made our February 15, 2008 interest payment in the form of additional notes and currently anticipate making future interest payments on our 2009 Notes in the form of additional notes in lieu of cash at an increased interest rate of 8.5% per year. In addition, interest expense related to our 2009 Credit Facility will cause interest expense to be higher in future periods through May 2009. We expect capitalized interest expense to increase in future periods as we continue to incur costs associated with the construction of our MSS/ATC System and ICO mim service until such time that construction is complete.

        Other Expense.    Other expense for the three months ended March 31, 2008 is comprised primarily of other-than-temporary losses on available-for-sale investments of $4.5 million. Other expense for the three months ended March 31, 2007 is comprised primarily of losses on foreign currency transactions.

        Income Tax Expense.    Income tax expense is comprised primarily of interest and penalties related to uncertain tax positions and was nominal for the three months ended March 31, 2008 and 2007.

        We are still in the development stage and continue to incur losses. The tax benefit for these losses will not be recognized until realization is more likely than not.

Liquidity and Capital Resources

        Overview.    Substantially all of our capital expenditures and liquidity requirements to date have been related to the development of our MSS/ATC System and the ICO mim service. As described in more detail below under "Contractual Obligations," our primary expected cash needs for the remainder of 2008 are for the final payments related to the construction and launch of ICO G1 and development costs for our ICO mim service.

        During the first quarter of 2008, we used the proceeds from the sale and maturity of certain of our investments and cash and cash equivalents to purchase approximately $98 million of student loan backed ARS that we held as of March 31, 2008. These ARS consist of variable rate bonds, with maturities ranging from 24 to 39 years, for which the interest rates are reset through a dutch auction each month. These monthly auctions have historically provided a liquid market for these ARS. Our ARS, which were purchased in accordance with our investment policy, are AAA/Aaa rated and are collateralized by student loans. At March 31, 2008, on a weighted average basis, approximately 93% of the underlying student loan collateral was issued under the FFELP. Student loans issued under the FFELP are currently 97% guaranteed by the U.S. government. As a result of the impact of the current conditions in the global financial markets, these ARS have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. Therefore, cash from the sale of these ARS, which we anticipated would be available during 2008, may not be available in 2008 to sufficiently fund our operating activities. On March 27, 2008, ICO North America obtained the 2009 Credit Facility which subsequently closed on April 7, 2008. The 2009 Credit Facility matures on May 1, 2009 and bears interest at a rate of 12.5% per year which is payable at maturity. To the extent our ARS do not become liquid, or we do not secure funding beyond the 2009 Credit Facility, we plan to significantly reduce our operating and development expenditures, which would include, among others, capital expenditures for the terrestrial network development of our MSS/ATC System, related personnel and vendor support, and other overhead. The 2009 Credit Facility will be utilized to provide necessary cash flow for operations during 2008.

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

        At March 31, 2008, we had a working capital deficit (current liabilities exceeded current assets). This deficit is primarily due to the reclassification of our ARS from current to long-term available-for-sale investments in the first quarter of 2008 due to the uncertainty surrounding the timing of generating liquidity from these investments. We intend to fund our working capital needs during 2008 with the funds provided by the 2009 Credit Facility. In addition, certain MEO SAN obligations of $48.2 million, which are classified as current liabilities due to their contractual commitments, are not anticipated to require significant cash payments during 2008.

        Cash Flows.    The following table is provided to facilitate the discussion of our liquidity and capital resources for the three months ended March 31, 2008 and 2007 (in thousands):

	Three months ended March 31,
	2008	2007
Net cash provided by (used in):
Operating activities	$(16,278)	$(32,876)
Investing activities	(112,708)	32,061
Financing activities	—	—
Effect of foreign exchange rate changes on cash	301	8

Net decrease in cash and cash equivalents	(128,685)	(807)
Cash and cash equivalents—beginning of period	146,657	163,059

Cash and cash equivalents—end of period	$17,972	$162,252

        Cash, cash equivalents and available-for-sale investments were $114.1 million at March 31, 2008 compared to $161.4 million at December 31, 2007. The decrease in our liquidity during 2008 is due primarily to net purchases of available-for-sale investment securities and capital expenditures related to our satellite system under construction.

        For the three months ended March 31, 2008, cash used in operating activities consisted primarily of our net loss of $30.7 million, partially offset by amortization of debt issuance costs and debt discount allocated to the embedded beneficial conversion feature of the 2009 Notes of $3.9 million, stock-based compensation expense of $2.4 million and various other non-cash items included in our net loss. Cash used in operating activities for the three months ended March 31, 2007 consisted primarily of our net loss of $17.9 million and a reduction in accrued interest expense of $18.7 million, primarily due to an increase in capitalized interest costs associated with the construction of the MSS/ATC System, partially offset by amortization of debt issuance costs and debt discount allocated to the embedded beneficial conversion feature of the 2009 Notes of $3.4 million and stock-based compensation expense of $1.4 million.

        For the three months ended March 31, 2008, the primary use of cash for investing activities was net purchases of available-for-sale investment securities of $85.9 million and capital expenditures of $26.8 million primarily related to satellite launch insurance. Cash provided by investing activities for the three months ended March 31, 2007 consisted primarily of $33.1 million of net sales and maturities of available-for-sale and restricted investment securities, partially offset by $1 million of capital expenditures related to our MSS/ATC System.

        There was no cash used in (provided by) financing activities for the three months ended March 31, 2008 and 2007.

        Contractual Obligations.    Our primary contractual obligations include our long-term debt as well as payments and other obligations associated with the development of our MSS/ATC System and ICO mim service. In the table below, we set forth our contractual obligations as of March 31, 2008 (in millions):

		Years ending December 31,
	Total	Remainder of 2008	2009-2010	2011-2012	2013 and Thereafter
Long-term debt obligations, including interest(1)	$760.5	$55.3	$705.2	$—	$—
Capital lease obligations, including interest	27.2	23.5	3.7	—	—
Operating lease obligations	4.1	0.8	2.1	1.2	—
Purchase obligations(2)	59.2	34.1	3.9	1.9	19.3
Satellite system operating obligations(3)	24.4	4.1	5.9	2.7	11.7

Total	$875.4	$117.8	$720.8	$5.8	$31.0

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

  The 2009 Notes also contain covenants, including, but not limited to, restrictions on ICO North America's future indebtedness and the payment of dividends. In addition, all of ICO North America's stock is pledged and all of its existing and future assets are held as collateral for the 2009 Notes. As of March 31, 2008, ICO North America is in compliance with all of the covenants.

(2)
We have an agreement with Loral to design, develop, manufacture, test and deliver ICO G1 and to develop, test and implement certain ground-based beam forming systems related to the operation of ICO G1. ICO G1 was delivered in February 2008 and was successfully launched on April 14, 2008. We also retain an option through December 31, 2008 to purchase one additional GEO satellite.

  We have an agreement with Lockheed for the provision of a launch service for ICO G1. In coordination with Lockheed, we successfully launched ICO G1 on April 14, 2008. We retain an option to require Lockheed to provide a replacement launch in the event that we determine that the initial launch resulted in a satellite failure within the first six months after launch.

  We have an agreement with HNS to provide gateway equipment and services for our MSS/ATC System, including the design, manufacture, test and delivery of the radio frequency subsystem, the gateway system controller, the gateway control network and the gateway system interconnections. The gateway is located at the HNS facility in North Las Vegas, Nevada and is fully operational. We retain an option to purchase a diverse site radio frequency terminal along with an associated diverse site facility. We also have an agreement with HNS to develop user equipment and a GMR satellite gateway for use in the alpha trial of our ICO mim service.

  We have an agreement with Alcatel-Lucent to provide certain architecture and technical design services to develop and manufacture equipment, including repeaters, satellite headend and gateway core equipment. In addition, Alcatel-Lucent is responsible for the delivery, installation and testing of this equipment and our ICO mim service, which is based on DVB-SH technology.

  As of March 31, 2008, we had purchase obligations of approximately $59.2 million related to the agreements above as well as other secondary agreements related to the development of our MSS/ATC System and ICO mim service. Approximately $36 million of this amount is payable based on the achievement of certain construction, delivery and deployment milestones related to the development of the MSS/ATC System and the completion of certain agreed-upon services associated with our alpha trial of the ICO mim service. Additional payments of $23.2 million, including interest, related to in-orbit satellite performance incentives associated with ICO G1, are payable over 15 years from 2008 through 2023.

(3)
We have an agreement with Intelsat to provide operational services to support the TT&C system of ICO G1. Under this agreement, we are obligated to pay Intelsat a recurring, monthly fee associated with TT&C and other satellite support services. We also have an agreement with HNS to provide operations, maintenance and hosting services for our GEO gateway located in North Las Vegas, Nevada. In addition to these agreements related to our GEO satellite system, we have commitments for operational services related to our MEO satellite and certain MEO SAN sites. As of March 31, 2008, we had satellite system operating commitments of approximately $24.4 million related to these agreements as well as other secondary agreements related to the operation of our MSS/ATC System and our MEO satellite system.

        Under the terms of the indenture governing the 2009 Notes and the 2009 Credit Facility, we are required to obtain launch insurance and maintain in-orbit insurance coverage, each in an amount equal to the full replacement cost of ICO G1. In February 2008, we procured launch and in-orbit insurance coverage, and when combined with the launch guarantee policy we procured from Lockheed, provided for up to $344 million during the launch phase and up to $278 million during the in-orbit phase. The cost of these insurance policies, including brokerage fees, was approximately $44 million.

        As of March 31, 2008, we have recorded a liability related to uncertain tax positions for income taxes, interest and penalties of $11 million. Settlement of this liability, including timing of future payment, if any, is currently uncertain. As a result, this amount was not included in our table of contractual obligations above.

Risks and Uncertainties

        Certain risks and uncertainties that could materially affect our future results of operations or liquidity are discussed under "Part II—Other Information, Item 1A. Risk Factors" in this Form 10-Q and in our Form 10-K. In particular, these risks and uncertainties include, but are not limited to, the following matters:

  •
  There are many risks inherent to maintaining a satellite. We have obtained one year of in-orbit insurance coverage, and intend to maintain such in-orbit coverage. We have obtained insurance containing customary satellite insurance exclusions and/or deductibles and material change limitations. As is common in the industry, we are not insuring against business interruption, lost revenues or delay of revenues in the event of a total or partial loss of the communications capacity or life of our satellite. Accordingly, we would not be fully insured for all of the potential losses that may be incurred in the event of a satellite system malfunction.

  •
  We may seek potential strategic partners to assist us in developing the ATC portion of our MSS/ATC System. If we chose to complete our MSS/ATC System and ICO mim service without partners, we would need to raise substantial additional funding through equity and/or debt offerings. The category of business or consumer market we choose to serve, the type and extent of ATC infrastructure necessary to serve such market and the geographic scope of our service area will affect the amount of capital needed for the ATC portion of our MSS/ATC System. We expect that the additional funding needed for the type and scope of ATC service we would pursue without strategic partners would range from approximately $300 million to $800 million.

    To provide commercial ATC service, we must receive separate authorization from the FCC and meet certain "gating criteria," which include the provision of commercial MSS service. In December 2007, we submitted an application to the FCC to provide commercial ATC service. In addition, the FCC's rules require that we have a spare satellite on the ground available within one year of us commencing commercial ATC service.

  •
  The 2009 Credit Facility and the 2009 Notes must be repaid in May and August 2009, respectively. The total amounts due at maturity are expected to be $45.4 million and $767.7 million, respectively. Our ability to repay the 2009 Credit Facility and the 2009 Notes upon maturity will depend on our ability to raise additional financing. With the current weakness of the credit markets, we may be unable to refinance the 2009 Credit Facility and the 2009 Notes upon maturity.

  •
  During the first quarter of 2008, we used the proceeds from the sale and maturity of certain of our investments and cash and cash equivalents to purchase approximately $98 million of student loan backed ARS that we held as of March 31, 2008. These ARS consist of variable rate bonds, with maturities ranging from 24 to 39 years, for which the interest rates are reset through a dutch auction each month. These monthly auctions have historically provided a liquid market for these ARS. Our ARS, which were purchased in accordance with our investment policy, are AAA/Aaa rated and are collateralized by student loans. At March 31, 2008, on a weighted average basis, approximately 93% of the underlying student loan collateral was issued under the FFELP. Student loans issued under the FFELP are currently 97% guaranteed by the U.S. government. As a result of the impact of the current conditions in the global financial markets, these ARS have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. Therefore, cash from the sale of these ARS, which we anticipated would be available during 2008, may not be available in 2008 to sufficiently fund our operating activities. To the extent our ARS do not become liquid, or we do not secure funding beyond the 2009 Credit Facility, we plan to significantly reduce our operating and development expenditures, which would include, among others, capital expenditures for the terrestrial network development of our MSS/ATC System, related personnel and vendor support, and other overhead.

  •
  The IRS is currently considering whether a gain reported by us in 2003 related to the sale of securities under a variable forward contract might be properly reported in a year prior to 2003. As we believe our tax reporting for 2003 is proper, and that it is more likely than not our current tax position will be sustained at the full amount recognized, we have not recorded any liability for uncertain tax positions related to this matter. However, while the IRS has not proposed any changes to years prior to 2003 with respect to the reporting of this gain, if the IRS were to assert and sustain a position that the gain on the securities is properly reportable in a year prior to 2003, we will incur a tax liability ranging from $13 million to $138 million (including interest but excluding penalty), dependent upon which year the gain may be reportable. In August 2007, we extended the statute of limitations on the federal income tax return of ICO Global Limited (our subsidiary that held the variable forward contract in 2000) to September 2008.

  •
  We are engaged in litigation with The Boeing Company and BSSI arising out of agreements for the development and launch of our MEO satellites. BSSI's allegations are unproven and it has not specified the amount of monetary relief it is seeking. We have asserted cross claims that we believe are meritorious. From August 2004 through March 31, 2008, we have incurred approximately $14.5 million in pursuing this litigation and expect that we will continue to incur additional costs through the duration of the litigation. Due to the uncertain nature of litigation and the many factors beyond our control, we could incur greater costs as the litigation proceeds.

  •
  There is considerable uncertainty as to how legacy MEO satellite systems, such as ours, would be treated in any new regulatory environment in Europe. European regulators are currently considering new rules for the S-band. While we continue to have dialogue with the appropriate regulatory authorities, we have received additional communications from Ofcom requesting any additional materials or arguments we would like to present by May 16, 2008. While we intend to provide addition information and arguments, and may pursue other legal action as we deem appropriate, Ofcom may none the less be minded to take action to remove their support for our coordination filing for our MEO system with the ITU. If Ofcom does not support us in international forums, and if we are unable to preserve our claim to priority and legacy rights, we will be entitled to pursue international S-band operations on the same terms as all other operators. Depending on the development of a MEO business plan and the associated costs (including the costs to comply with the final milestone or any new milestones imposed) and the evolution of the regulatory environment for S-band systems globally, particularly in Europe, as well as the success of discussions with potential partners who could provide the funding for the development of the MEO satellite system, we may or may not proceed with the development of our physical and regulatory MEO assets.

        We are subject to additional risks and uncertainties discussed under "Part II—Other Information" in this Form 10-Q and in "Item 1A. Risk Factors" in our Form 10-K, that could adversely affect the planned development, operation or commercialization of our MSS/ATC System and our costs, competitive position, financial condition and ability to realize earnings.

Inflation

        The impact of inflation on our condensed consolidated financial condition and results of operations was not significant during any of the periods presented.

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

        Our investment portfolio consists of fixed income debt securities, including money market funds, commercial paper, government obligations, corporate bonds and ARS, with a fair value of approximately $114.1 million as of March 31, 2008 and $161.4 million as of December 31, 2007. The primary objective of our investments in fixed income securities is to preserve principal, while maximizing returns and minimizing risk, and our policies require that we make these investments in short-term, high rated securities. For available-for-sale securities with an active market, unrealized gains and losses are recorded in accumulated other comprehensive income (loss). Losses will not be realized in the condensed consolidated statement of operations unless the individual securities are sold prior to recovery or determined to be other-than-temporarily impaired.

        As described in Note 4 to our condensed consolidated financial statements, during the first quarter of 2008 we used the proceeds from the sale and maturity of certain of our investments and cash and cash equivalents to purchase approximately $98 million of student loan backed ARS that we held as of March 31, 2008. Our ARS, which were purchased in accordance with our investment policy, are AAA/Aaa rated and are collateralized by student loans. At March 31, 2008, on a weighted average basis, approximately 93% of the underlying student loan collateral was issued under the FFELP. Student loans issued under the FFELP are currently 97% guaranteed by the U.S. government. As a result of the impact of the current conditions in the global financial markets, these ARS have experienced multiple failed auctions. Since the ARS are not currently actively trading, cash from the sale of these ARS, which we anticipated would be available during 2008, may not be available in 2008 to sufficiently fund our operating activities. Due to the uncertainty in the ARS market, our assessment of the period to recovery and our liquidity needs during the period until recovery, we have determined that these ARS are other-than-temporarily impaired and we have recorded a loss of $4.5 million related to these ARS in our condensed consolidated financial statements for the three months ended March 31, 2008.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) as of December 31, 2007. These disclosure controls and procedures ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial and accounting officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of March 31, 2008, based on the evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        See Note 6 of our condensed consolidated financial statements, "Commitments and Contingencies" included in Part I, Item 1 of this quarterly report on Form 10-Q, for a discussion of the material legal proceedings to which we are a party.

Item 1A.    Risk Factors

        The risk factor disclosure included under Part I, Item 1A. of our annual report on Form 10-K for the fiscal year ended December 31, 2007 has not materially changed.

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

Date	Title	Number of shares	Consideration	Recipient
March 5, 2008	Class A common stock	51,652	—	Eagle River, Inc.(1)

(1)
Issued as compensation for advisory services performed from December 1, 2007 through February 29, 2008.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Item 5.    Other Information

        None.

Item 6.    Exhibits

Ex. 10.42*	Amended and Restated Revolving Credit Agreement, dated April 7, 2008, by and among ICO North America, Inc., the Subsidiary Guarantors parties thereto, the Lenders party thereto, Jefferies Finance LLC and The Bank of New York.
Ex. 31.1*	Certification of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
Ex. 31.2*	Certification of the principal accounting and financial officer required by Rule 13a-14(a) or Rule 15d-14(a).
Ex. 32.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

*
Filed Herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

ICO GLOBAL COMMUNICATIONS (HOLDINGS) LIMITED
(Registrant)
Dated: May 12, 2008	By:	/s/ J. TIMOTHY BRYAN J. Timothy Bryan Chief Executive Officer (principal executive officer)

QuickLinks

INDEX
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Comprehensive Income (Loss)
Notes to Condensed Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES