Form 10-Q
period 2008-06-30
ICO Global Communications (Holdings) LTD
filed 2008-08-11
CIK 1359555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-33008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

As of August 5, 2008, the registrant had 153,765,322 shares of Class A common stock and 53,660,000 shares of Class B common stock outstanding.

ICO GLOBAL COMMUNICATIONS (HOLDINGS) LIMITED

FORM 10-Q

For the three and six months ended June 30, 2008

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$45,980	$146,657
Restricted cash	—	825
Available-for-sale investments	12,720	14,704
Prepaid expenses and other current assets	10,455	1,823

Total current assets	69,155	164,009
Property in service-net of accumulated depreciation of $721 and $452, respectively	1,020	1,221
Satellite system under construction	494,110	409,209
Available-for-sale investments	73,463	—
Debt issuance costs-net of accumulated amortization of $20,165 and $16,281, respectively	9,393	13,277
Other assets	418	14,417

Total	$647,559	$602,133

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY IN ASSETS
Current liabilities:
Accounts payable	$1,299	$827
Accrued satellite system construction payable	4,166	9,067
Accrued expenses	22,179	22,803
Accrued interest	18,621	14,838
Working capital facility	40,000	—
Current portion of capital lease obligations	17,577	15,573

Total current liabilities	103,842	63,108
Capital lease obligations, less current portion	1,296	2,687
Accrued interest	21,598	20,719
Income tax	11,260	10,480
Convertible long-term debt-net of discount of $10,152 and $14,196, respectively	667,417	635,804

Total liabilities	805,413	732,798

Commitments and contingencies (Note 8)

Stockholders’ deficiency in assets:
Preferred stock, $.01 par value, 75,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.01 par value, 900,000,000 shares authorized, 211,752,168 and 203,348,323 shares issued, and 153,765,760 and 145,379,431 shares outstanding	2,118	2,033
Class B convertible common stock, $.01 par value, 150,000,000 shares authorized, 84,663,382 shares issued and 53,660,000 shares outstanding	847	847
Additional paid-in capital	2,786,868	2,752,269
Treasury stock, 57,986,408 and 57,968,892 shares of Class A common stock and 31,003,382 shares of Class B convertible common stock	(877,545)	(877,489)
Accumulated other comprehensive income	2,652	4,093
Deficit accumulated during the development stage	(2,072,794)	(2,012,418)

Total stockholders’ deficiency in assets	(157,854)	(130,665)

Total	$647,559	$602,133

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data, unaudited)

	Three months ended June 30,		Six months ended June 30,		February 9, 2000 (inception) to June 30, 2008 (development stage period)
	2008	2007	2008	2007
		(restated)		(restated)
Operating expenses:
General and administrative	$12,755	$9,792	$30,042	$19,557	$649,301
Research and development	639	2,203	2,245	4,352	79,313
Contract settlements	—	—	—	—	(74,955)
Impairment of property under construction	—	—	—	—	1,438,304
Loss on disposal of assets	—	—	—	—	11,100

Total operating expenses	13,394	11,995	32,287	23,909	2,103,063

Operating loss	(13,394)	(11,995)	(32,287)	(23,909)	(2,103,063)

Interest income	970	3,149	2,763	6,538	135,684
Interest expense	(10,071)	(9,063)	(19,313)	(18,192)	(209,058)
Other income (expense)	(6,916)	9	(10,759)	(29)	(5,296)

Loss before income taxes	(29,411)	(17,900)	(59,596)	(35,592)	(2,181,733)
Income tax benefit (expense)	(247)	(169)	(780)	(342)	118,671

Net loss before cumulative effect of change in accounting principle	(29,658)	(18,069)	(60,376)	(35,934)	(2,063,062)
Cumulative effect of change in accounting principle	—	—	—	—	(1,944)

Net loss	$(29,658)	$(18,069)	$(60,376)	$(35,934)	$(2,065,006)

Basic and diluted loss per share:
Loss before cumulative effect of change in accounting principle	$(0.15)	$(0.09)	$(0.30)	$(0.18)	$(10.65)
Cumulative effect of change in accounting principle	—	—	—	—	(0.01)

Basic and diluted loss per share	$(0.15)	$(0.09)	$(0.30)	$(0.18)	$(10.66)

Weighted average shares outstanding used to compute basic and diluted loss per share	200,579,873	198,085,419	199,502,031	198,070,961	193,641,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,		February 9, 2000 (inception) to June 30, 2008 (development stage period)
	2008	2007	2008	2007
		(restated)		(restated)
Net loss	$(29,658)	$(18,069)	$(60,376)	$(35,934)	$(2,065,006)
Other comprehensive income (loss):
Unrealized gain on investments, net of tax	—	—	—	18	—
Cumulative translation adjustments	(324)	248	(1,441)	11	2,652

Comprehensive loss	$(29,982)	$(17,821)	$(61,817)	$(35,905)	$(2,062,354)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(In thousands, except share data, unaudited)

	Six months ended June 30,		February 9, 2000 (inception) to June 30, 2008 (development stage period)
	2008	2007
		(restated)
Operating activities:
Net loss	$(60,376)	$(35,934)	$(2,065,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,548	2,828	37,532
Depreciation	269	94	4,000
Non-cash interest expense	8,418	7,040	37,725
Non-cash settlement of litigation matter	2,385	—	2,385
Unrealized foreign exchange (gain) loss	(125)	786	(5,397)
Loss on disposal of assets	—	—	11,100
Deferred income tax benefit	—	—	(103)
Impairment of property under construction	—	—	1,438,304
Gain on contract settlements	—	—	(74,955)
Gain on Nextel share-pledge derivative	—	—	(9,168)
Deferred tax credit	—	—	(121,928)
Other-than-temporary loss on available-for-sale investments	11,117	—	11,806
Amortization of capitalized SAN operator incentive	—	—	2,593
Cost of issuance of shares to distribution partners	—	—	37,440
Other	—	—	29,713
Other changes in certain assets and liabilities:
Prepaid expenses and other current/non-current assets	(7,096)	(1,466)	41,402
Accrued interest income	381	(1,684)	265
Accounts payable	472	(371)	351
Accrued interest payable	10,930	(12,867)	47,196
Other accrued expenses	291	(184)	63,492

Net cash used in operating activities	(28,786)	(41,758)	(511,253)

Investing activities:
Proceeds from launch insurance	—	—	225,000
Debtor in possession advance in relation to Old ICO	—	—	(275,000)
Acquisition of net assets of Old ICO	—	—	(117,590)
Cash received from Old ICO at acquisition	—	—	107,436
Restricted cash	825	—	(5,074)
Purchases of satellite system under construction	(55,104)	(23,627)	(400,957)
Purchases of property under construction	—	—	(497,890)
Purchases of property in service	(68)	(385)	(3,216)
Investment in unconsolidated subsidiaries	—	—	(2,373)
Purchases of other assets	—	—	(14,000)
Purchases of available-for-sale investments	(126,850)	(287,570)	(4,404,343)
Maturities and sales of available-for-sale investments	44,254	322,114	4,307,130
Purchases of restricted investments	—	(25)	(94,283)
Maturities and sales of restricted investments	—	23,015	94,305
Proceeds from contract amendments	—	—	44,434
Proceeds from sale of assets	—	—	12,106

Net cash provided by (used in) investing activities	(136,943)	33,522	(1,024,315)

Financing activities:
Proceeds from issuance of common stock	27,500	—	625,418
Proceeds from exercise of stock options	—	—	139
Net proceeds from issuance of convertible notes	—	—	620,442
Net proceeds from working capital facility	37,539	—	37,539
Proceeds from sales of subsidiary stock and stock options	—	—	9,920
Payment of withholding taxes from stock awards	(94)	—	(771)
Advances from affiliates	—	—	324,395
Repayment of advances from affiliates	—	—	(324,395)
Repayment of note payable to Eagle River	—	—	(37,500)
Repayment of operator financing	—	—	(5,727)
Proceeds from pledge of Nextel shares	—	—	351,600
Proceeds from loan from Teledesic LLC	—	—	20,000
Acquisition of ICO shares from minority interest stockholder	—	—	(30,868)

Net cash provided by financing activities	64,945	—	1,590,192

Effect of foreign exchange rate changes on cash	107	(362)	(8,644)

Net increase (decrease) in cash and cash equivalents	(100,677)	(8,598)	45,980

Cash and cash equivalents—beginning of period	146,657	163,059	—

Cash and cash equivalents—end of period	$45,980	$154,461	$45,980

(continued)

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows (Continued)

(In thousands, except share data, unaudited)

	Six months ended June 30,		February 9, 2000 (inception) to June 30, 2008 (development stage period)
	2008	2007
		(restated)
Supplemental disclosures:
Income taxes paid	$388	$23	$7,853
Interest paid	56	24,375	150,458
Capitalized interest	20,698	14,984	74,987

Supplemental disclosure of non-cash activities:
Issuance of Class A common shares in respect of investment in Ellipso, Inc.	—	—	6,863
Issuance of Class B common shares in respect of investment in Ellipso, Inc.	—	—	74
Issuance of Class A common shares in respect of investment in Constellation Communications Holdings, Inc.	—	—	904
Issuance of Class A common shares for settlement of litigation matter	2,385	—	2,385
Issuance of Class A common shares for advisory services	250	250	1,278
Issuance of Class A common shares for stock-based compensation	270	—	3,288
Increase (decrease) in accrued satellite system construction payable, net of liquidated damages	(4,901)	13,555	4,166
Equipment acquired in capital lease agreements	—	—	42,096
Issuance of warrants for the repayment of debt	—	—	4,950
Interest payment on convertible debt in the form of additional notes	27,569	—	27,569

The following securities of ICO arose from the acquisition of Old ICO’s net assets:
93,700,041 Class A common shares and options to acquire Class A common shares issued	—	—	679,873
31,003,382 Class B common shares issued	—	—	275,000
1,600,000 Class A common shares issued to distribution partners	—	—	16,720
200,000 Class A common shares committed to distribution partners	—	—	2,090
50,000,000 warrants issued to acquire Class A common shares	—	—	180,000

(concluded)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Business

ICO Global Communications (Holdings) Limited (“ICO”), along with its subsidiaries (collectively referred to as “Company”), is a next-generation mobile satellite service (“MSS”) operator. Through its majority owned subsidiary, ICO North America, Inc., along with its subsidiaries, (“ICO North America”), the Company is authorized by the U.S. Federal Communications Commission (“FCC”) to offer MSS throughout the United States using a geosynchronous earth orbit (“GEO”) satellite. The Company has applied to the FCC for authorization to integrate an ancillary terrestrial component (“ATC”) into its MSS system in order to provide integrated satellite and terrestrial services. The Company also continues to explore the development of a business plan outside of North America which would use its medium earth orbit (“MEO”) physical and regulatory assets.

The Company is currently developing an advanced next-generation hybrid mobile satellite service/ancillary terrestrial component system (“MSS/ATC System”) combining both satellite and terrestrial communications capabilities. The MSS/ATC System will allow the Company to provide wireless voice, video, data and/or Internet service throughout the United States on mobile and portable devices. On April 14, 2008, the Company successfully launched its first GEO satellite (“ICO G1”). ICO G1 will initially be used by the Company to conduct an alpha trial of its ICO Mobile Interactive Media (“ICO mim™”) service for use on its MSS/ATC System in the second half of 2008. ICO mim is intended as an interactive suite of services including mobile video, navigation, and roadside assistance. ICO mim is being developed in conjunction with several telecommunications vendors, and during the alpha trial, the Company intends to offer 6-10 channels of mobile video, interactive navigation and satellite text messaging and voice services.

2. Development Stage Enterprise

The Company is a development stage enterprise as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises (“SFAS 7”), and will continue to be so until it commences commercial operations. The development stage is from February 9, 2000 (inception) through June 30, 2008.

The Company is not currently generating revenue from operations and it may be unable to obtain the funding necessary to complete the construction of its MSS/ATC System and ICO mim service, fund its future working capital requirements, or achieve positive cash flow from operations.

As described in Note 4, during the first quarter of 2008 the Company used the proceeds from the sale and maturity of certain of its investments and cash and cash equivalents to purchase student loan backed auction rate securities (“ARS”). As of June 30, 2008, the Company held ARS with a par value of approximately $97.3 million and carrying value of $86.2 million. These ARS consist of variable rate bonds, with maturities ranging from 24 to 39 years, for which the interest rates normally reset through a dutch auction each month. These monthly auctions historically provided a liquid market for these ARS. The Company’s ARS, which were purchased in accordance with the Company’s investment policy, are AAA/Aaa rated and are collateralized by student loans. At June 30, 2008, on a weighted average basis, approximately 96% of the underlying student loan collateral was issued under the Federal Family Education Loan Program (“FFELP”). Student loans issued under the FFELP are currently 97% guaranteed by the U.S. government. As a result of the impact of the current conditions in the global financial markets, these ARS have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. Therefore, cash from the sale of these ARS, which the Company anticipated would be available during 2008, may not be available in 2008 to sufficiently fund the Company’s operating activities. To the extent the Company’s ARS do not become liquid, or the Company does not secure funding beyond the working capital facility and securities purchase agreement described below, the Company plans to significantly reduce its operating and development expenditures, which would include, among others, capital expenditures for the terrestrial network development of its MSS/ATC System, related personnel and vendor support, and other overhead.

At June 30, 2008, the Company had a working capital deficit (current liabilities exceeded current assets). This deficit is primarily due to the Company’s reclassification of the majority of its ARS from current to long-term available-for-sale investments in 2008 due to the uncertainty surrounding the timing of generating liquidity from these investments as described above. The Company intends to fund its working capital needs for the next 12 months with the funds provided by the $40 million working capital facility (“2009 Credit Facility”) described in Note 6, the funds received from the series of securities purchase agreements the Company entered into with a small group of institutional investors in June 2008 described in Note 10 and liquidity generated from the sale of certain of its ARS. In addition, certain MEO satellite access node (“SAN”) obligations of $51.2 million, which are classified as current liabilities due to their contractual commitments, are not anticipated to require significant cash payments during 2008 as discussed in Note 5.

The Company’s 2009 Credit Facility and its $650 million aggregate principal amount of convertible notes due in August 2009 (“2009 Notes”) mature in 2009. In order to fund the maturity of these short-term and long-term debt obligations, the Company may be required to secure additional financing, which may include selling equity or debt securities under the Company’s effective shelf registration statement or refinancing the 2009 Notes.

In the event that the Company is not able to realize its assets in the ordinary course of business, and is forced to realize the assets by divestment, there is no assurance that the carrying value of the assets could be recovered.

3. Summary of Significant Accounting Policies

Interim Financial Statements—The financial information included in the accompanying condensed consolidated financial statements is unaudited and includes all adjustments, consisting of normal recurring adjustments and accruals, considered necessary for a fair presentation. Certain information and footnote disclosures have been condensed or omitted. The financial information as of December 31, 2007, is derived from the Company’s audited consolidated financial statements and notes, included in Item 8 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (“2007 10-K”), filed with the Securities and Exchange Commission (“SEC”) on March 28, 2008. The financial information included in this quarterly report should be read in conjunction with management’s discussion and analysis of financial condition and results of operations and the consolidated financial statements and notes included in the Company’s 2007 10-K. Operating results and cash flows for the interim period presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008 or any other interim period.

Restatement of Prior Period Financial Information—During the financial close process for the year ended December 31, 2007, the Company discovered certain errors in its previously issued consolidated financial statements pertaining to its accounting for an embedded beneficial conversion feature included within its 2009 Notes. The Company determined its accounting for this embedded beneficial conversion feature, which was initially recognized in the condensed consolidated financial statements for the three months ended September 30, 2007, should have been recognized in the three months ended September 30, 2005. For the three and six months ended June 30, 2007, the correction of these errors resulted in a non-cash increase of $829,000 and $2 million, respectively, in interest expense in the Company’s condensed consolidated statement of operations. These errors also resulted in a $3.6 million increase in non-cash interest expense and a $1.6 million change in accrued interest payable in the Company’s condensed consolidated statement of cash flows for the six months ended June 30, 2007. However, these errors did not have an impact on net cash from operating, investing or financing activities. In addition, capitalized interest increased by $1.6 million in the supplemental disclosures to the Company’s condensed consolidated statement of cash flows for the six months ended June 30, 2007. The condensed consolidated financial statements for the three and six months ended June 30, 2007 have been restated to reflect the effect of these adjustments.

Following is a summary of the effects of these errors on the Company’s condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2007 (in thousands, except per share data):

	Three months ended June 30, 2007		Six months ended June 30, 2007
	As originally reported	As restated	As originally reported	As restated
Interest expense	$(8,234)	$(9,063)	$(16,215)	$(18,192)
Loss before income taxes	(17,071)	(17,900)	(33,615)	(35,592)
Net loss	(17,240)	(18,069)	(33,957)	(35,934)
Comprehensive loss	(16,992)	(17,821)	(33,928)	(35,905)
Basic and diluted loss per share	(0.09)	(0.09)	(0.17)	(0.18)

Use of Estimates—The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are used when accounting for income taxes, contingencies, asset useful lives, valuation of ARS and valuation of stock compensation awards, among others. Actual results could differ from those estimates. Estimates are evaluated on an ongoing basis.

Cash and Cash Equivalents—Cash and cash equivalents is defined as short-term highly liquid investments with original maturities from the date of purchase of 90 days or less. Cash and cash equivalents is comprised of the following (in thousands):

	June 30, 2008	December 31, 2007
Cash	$2,073	$554
Money market funds	43,907	124,726
Commercial paper	—	21,377

	$45,980	$146,657

Available-for-Sale Investments—As of June 30, 2008, the Company’s available-for-sale investments were held in ARS. As of December 31, 2007, the Company’s available-for-sale investments were held in commercial paper. These investments are classified as current and long-term available-for-sale investments and are reported at fair value. Available-for-sale investments are measured using quoted prices in active markets, or valued based on other observable and unobservable inputs within the hierarchy established in SFAS No. 157, Fair Value Measurements (“SFAS 157”), which the Company adopted on January 1, 2008. Investments that have maturity dates less than one year are classified as current assets while those with maturities greater than one year are classified as long-term assets. Realized gains and losses on investments sold are determined using the specific identification method. The Company recognizes realized losses when the fair value of its investments is below the cost basis and the decline is determined to be other-than-temporary. In determining whether a decline in fair value is other-than-temporary, the Company considers various factors including market price (when available), investment ratings, the financial condition and near-term prospects of the issuer, the length of time and the extent to which the fair value has been less than the cost basis and the Company’s ability and intent to hold the investment until maturity or for a period of time sufficient to allow for any anticipated recovery in market value. If the Company determines that a decline in fair value is other-than-temporary, the investment is valued at the current estimated fair value and a realized loss equal to the decline is reflected in its condensed consolidated statement of operations. The Company includes any unrealized gains or losses on its investments that are deemed to be temporary, net of tax, in stockholders’ equity (deficiency in assets) as a component of accumulated other comprehensive income (loss). The Company does not hold any derivative financial instruments in its investment portfolio.

Prepaid expenses and other current assets—Prepaid expenses and other current assets primarily includes payments made for satellite in-orbit insurance costs and debt issuance costs incurred in connection with issuance of the 2009 Credit Facility as discussed below. Satellite in-orbit insurance costs will be amortized using the straight-line method upon completion of satellite system in-orbit testing, currently expected to be completed in September 2008, through April 2009.

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

Capitalized Interest—The Company capitalizes interest costs associated with the construction of its MSS/ATC System and ICO mim service. Interest capitalized to satellite system under construction for the three and six months ended June 30, 2008 and 2007 was $11 million and $20.7 million and $7.6 million and $15 million, respectively.

Debt Issuance Costs—Costs incurred in connection with the issuance of the 2009 Notes and 2009 Credit Facility have been capitalized and are included in debt issuance costs and prepaid expenses and other current assets on the condensed consolidated balance sheets. Debt issuance costs associated with the 2009 Notes are being amortized using the effective interest method from issuance in August 2005 through maturity in August 2009. Debt issuance costs associated with the 2009 Credit Facility are being amortized using the effective interest method from April 2008 through expiration of the 2009 Credit Facility in May 2009.

Amortization of debt issuance costs is included in interest expense in the condensed consolidated statements of operations. Amortization of debt issuance costs for the three and six months ended June 30, 2008 and 2007 was $2.5 million and $4.4 million and $1.8 million and $3.5 million, respectively.

Fair Value of Financial Instruments—Financial instruments include cash and cash equivalents, available-for-sale investments, accounts payable, working capital facility, convertible notes and certain other accrued liabilities. The Company determines the fair value of its financial instruments based on the hierarchy established by SFAS 157. The three levels of inputs used to measure fair value are as follows:

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

The fair value of the Company’s available-for-sale investments is determined using Level 2 and Level 3 inputs (see Note 4). The fair value of the 2009 Notes, for the purpose of disclosure, is determined using Level 2 inputs. The carrying amounts of all other financial instruments are reasonable estimates of their fair values because they are equivalent to cash or due to their short-term nature.

Research and Development Costs—Research and development costs, consisting of third-party engineering, consulting and development costs associated with technology being considered for use in the Company’s MSS/ATC System and ICO mim service, as well as costs associated with an evaluation of the usability of the Company’s MEO satellite system, are expensed as incurred. The Company reviews each of its research and development projects to determine if technological feasibility has been achieved, at which point, future development costs associated with that project are capitalized.

Contract Settlements—The Company’s policy with respect to disputed contracts is to continue to record expenses according to its contractual obligation until such contract is terminated. Upon termination, and prior to settlement, the Company continues to accrue estimated late payment fees and interest expense, as applicable. Upon reaching settlement, whereby the other party’s claims are legally released, the Company will extinguish its recorded liability, resulting in the recognition of a gain or loss on contract settlement.

Share-Based Payment—The Company records stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), using the modified prospective transition method. SFAS 123(R) requires measurement of all share-based payment awards based on the estimated fair value on the date of grant and the recognition of compensation cost over the requisite service period for awards expected to vest.

The Company records stock-based compensation on stock options and restricted stock awards issued to employees, directors and consultants. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model (“Black-Scholes Model”) based on the single option award approach. The fair value of restricted stock awards is determined based on the number of shares granted and the quoted market price of the Company’s common stock on the date of grant. Fair value of stock options is amortized to expense on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Fair value of restricted stock awards with performance conditions is amortized to expense over the requisite service period using the accelerated method of expense recognition. The fair value of share-based payment awards as determined by the Black-Scholes Model is affected by the Company’s stock price as well as other assumptions. These assumptions include, but are not limited to, the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. SFAS 123(R) requires forfeitures to be estimated at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Foreign Currency Translation and Foreign Currency Transactions—The reporting currency for the Company’s operations is U.S. dollars. The Company translates the activities of its foreign subsidiaries with functional currencies other than the U.S. dollar during the period at the average exchange rate prevailing during the period. Assets and liabilities denominated in foreign currencies are translated at the exchange rates prevailing at the balance sheet date. Translation adjustments resulting from these processes are recognized as a component of accumulated other comprehensive income (loss). The Company recognizes applicable cumulative translation adjustments as a component of operating income (loss) in the period in which a subsidiary is substantially liquidated. For the three and six months ended June 30, 2008 and 2007, there were no gains or losses resulting from the liquidation of subsidiaries.

Gains and losses on foreign currency transactions are recognized as a component of other income (expense) in the condensed consolidated statements of operations in the period in which they occur. For the three and six months ended June 30, 2008 and 2007, losses on intercompany foreign currency transactions of $1.3 million and $5.9 million and $1 million and $788,000, respectively, have been excluded from net loss and reported as a component of accumulated other comprehensive income (loss) due to their long-term investment nature.

Accumulated Other Comprehensive Income (Loss)—As of June 30, 2008 and December 31, 2007, the Company’s accumulated other comprehensive income consisted of cumulative translation adjustments of $2.7 million and $4.1 million, respectively.

Loss Per Share—Basic loss per share is calculated based on the weighted average number of shares that were outstanding during the period. Diluted loss per share is calculated by dividing loss allocable to common shareholders by the weighted average common shares outstanding plus dilutive potential common stock. Dilutive potential common stock includes unvested restricted stock, stock options and warrants, the dilutive effect of which is calculated using the treasury stock method. Prior to satisfaction of all conditions of vesting, unvested restricted stock is considered contingently issuable consistent with SFAS No. 128, Earnings Per Share, and is excluded from weighted average common shares outstanding.

The following table sets forth the computation of basic and diluted loss per share (in thousands, except share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net loss	$(29,658)	$(18,069)	$(60,376)	$(35,934)

Weighted average common shares outstanding	201,161,426	198,185,419	200,107,807	198,170,961
Less: weighted average unvested restricted stock	(581,553)	(100,000)	(605,776)	(100,000)

Shares used for computation of basic and diluted loss per share (1)	200,579,873	198,085,419	199,502,031	198,070,961

Basic and diluted loss per share	$(0.15)	$(0.09)	$(0.30)	$(0.18)

(1)	The effect of stock options and warrants was anti-dilutive, and they were not included in the calculation of diluted loss per share. Anti-dilutive stock options and warrants totaled 16,149,433 and 13,756,933 as of June 30, 2008 and 2007, respectively.

If the 2009 Notes were converted into Class A common stock of ICO North America, the Company’s future earnings would be diluted as the Company’s ownership interest in ICO North America would be reduced to approximately 55%.

New Accounting Pronouncements—In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157. This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The FASB provided a one year deferral for the implementation of SFAS 157 for certain other nonfinancial assets and liabilities. The Company adopted SFAS 157 on January 1, 2008. The adoption of SFAS 157 for financial assets and financial liabilities did not have a material impact on the Company’s financial position, results of operations or cash flows, but did require additional disclosures (see Note 4). The Company has not yet determined the impact that the implementation of SFAS 157 will have on its nonfinancial assets and liabilities; however, the Company does not anticipate implementation will have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company did not make the fair value election for any of its financial assets or liabilities. The adoption of this statement did not have any impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires transaction costs to be expensed as incurred; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Early adoption is not permitted.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB Statement No. 51 (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company does not expect the adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

4. Available-for-Sale Investments

During the first quarter of 2008, the Company used the proceeds from the sale and maturity of certain of its investments and cash and cash equivalents to purchase student loan backed ARS. As of June 30, 2008, the Company held ARS with a par value of approximately $97.3 million and carrying value of $86.2 million. These ARS consist of variable rate bonds, with maturities ranging from 24 to 39 years, for which the interest rates normally reset through a dutch auction each month. These monthly auctions historically provided a liquid market for these ARS. The Company’s ARS, which were purchased in accordance with the Company’s investment policy, are AAA/Aaa rated and are collateralized by student loans. At June 30, 2008, on a weighted average basis, approximately 96% of the underlying student loan collateral was issued under the FFELP. Student loans issued under the FFELP are currently 97% guaranteed by the U.S. government. As a result of the impact of the current conditions in the global financial markets, these ARS have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. Therefore, the ARS cannot be liquidated until (i) a successful auction occurs; (ii) the issuers of the ARS call the ARS at par; or (iii) a liquid market develops for these ARS. These events may not occur for a period longer than one year. As of June 30, 2008, approximately $5.4 million of the Company’s ARS have been called at par and are no longer reflected in available-for-sale investments. In July 2008, the Company sold $15.4 million of its ARS for $12.7 million of cash proceeds. These ARS for which a formal tender offer was received in June 2008, and for which the Company’s bid was accepted in July 2008, have been classified as current available-for-sale investments on the Company’s condensed consolidated balance sheet at June 30, 2008. The $2.7 million loss was recorded as a pre-tax other-than-temporary impairment charge for the three and six months ended June 30, 2008, respectively.

Typically, the fair value of ARS approximate par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. As such, the Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of June 30, 2008. The assumptions used in preparing the discounted cash flow model are both observable and unobservable and include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS.

The following table summarizes the fair value of the Company’s available-for-sale investments by the different levels of inputs required by SFAS 157 as of June 30, 2008 (in thousands):

		Fair value measurement using:
	Total fair value	Quoted market prices (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Short-term available-for-sale investments	$12,720	$—	$12,720	$—
Long-term available-for-sale investments	73,463	—	—	73,463

The following table summarizes the change in fair value of the Company’s available-for-sale investments using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2008 (in thousands):

	Three months ended June 30, 2008	Six months ended June 30, 2008
Fair value, beginning of period	$93,041	$—
Purchases, issuances and settlements, net	(250)	97,300
Other-than-temporary losses included in net loss	(6,608)	(11,117)
Transfers out of Level 3 due to changes in observability of significant inputs	(12,720)	(12,720)

Fair value, end of period	$73,463	$73,463

Consistent with the guidance provided in FASB Staff Position FAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the Company evaluates its investments for other-than-temporary impairment. At June 30, 2008, individual securities with a fair value below the cost basis were evaluated to determine if they were other-than-temporarily impaired. In determining whether the decline in fair value is other-than-temporary, the Company considered various factors including market price (when available), investment ratings, the financial condition and near-term prospects of the issuer, the length of time and the extent to which the fair value has been less than the cost basis, and its intent and ability to hold the investment until maturity or for a period of time sufficient to allow for any anticipated recovery in market value.

Based on the Company’s analysis of its portfolio of ARS, the uncertainty in the market, its assessment of the period until recovery and its liquidity needs during the period until recovery, the Company determined that the decline in the fair value of its ARS as of June 30, 2008 is other-than-temporary. The Company has recognized this loss as a pre-tax other-than-temporary impairment charge and has recorded $6.6 million and $11.1 million as other expense on its condensed consolidated statement of operations for the three and six months ended June 30, 2008, respectively. The Company did not record any unrealized gains or losses as a component of other comprehensive income (loss) relating to investments held at June 30, 2008.

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

The following represents a summary of transactional activity with the various SAN Operators (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Total SAN liability, beginning of period	$50,785	$45,966	$49,193	$45,591
Expense recognized under SAN Operating Agreements	516	314	1,032	875
Interest expense related to SAN Infrastructure Agreements	939	836	1,901	1,627
Payments made to SAN Operators	(474)	(111)	(991)	(1,366)
Effect of changes in foreign currency exchange rates	698	496	1,329	774

Total SAN liability, end of period	$52,464	$47,501	$52,464	$47,501

The total SAN liability is comprised of the following amounts which are included in the following line items on the condensed consolidated balance sheets (in thousands):

	June 30, 2008	December 31, 2007
Accrued expenses	$16,136	$16,095
Accrued interest (current portion)	17,455	14,838
Current portion of capital lease obligations	17,577	15,573
Capital lease obligations, less current portion	1,296	2,687

	$52,464	$49,193

6. Working Capital Facility

On March 27, 2008, ICO North America entered into a credit agreement with Jefferies & Company, Inc., among others, for a working capital facility of $40 million. The transaction closed on April 7, 2008 at which time the entire amount of the facility was drawn. The 2009 Credit Facility matures on May 1, 2009 and bears interest at a rate of 12.5% per year which is payable at maturity. The total amount due at maturity is expected to be $45.4 million. The 2009 Credit Facility is guaranteed by ICO North America and is collateralized by a first priority lien on substantially all of the assets of ICO North America. Proceeds from the 2009 Credit Facility will be used to provide necessary cash flow for operations during 2008.

ICO North America has the option of repaying the facility at a premium of 2.5% to face value if repayment occurs within six months of the closing date, with the premium declining ratably thereafter to par at maturity. ICO North America will be required to prepay the facility in the event of any extraordinary receipts and certain asset sales, including 50% of the cumulative proceeds from the sale of ARS that exceed $57 million, with the proceeds of certain issuances of debt and capital stock, and in certain circumstances with insurance and condemnation proceeds.

The 2009 Credit Facility contains other terms, conditions and affirmative and negative covenants, including prohibitions or restrictions (subject to qualifications and exceptions) on the ability of ICO North America to: (i) issue other first lien debt; (ii) declare dividends or make other distributions; (iii) issue capital stock; (iv) make loans or investments (including acquisitions); (v) incur additional indebtedness; (vi) grant liens; (vii) enter into sale-leaseback transactions; (viii) prepay or modify the terms of the 2009 Notes; (ix) modify the terms of certain other material agreements; (x) enter into new lines of business; (xi) recapitalize, merge, consolidate or enter into certain acquisitions; (xii) sell its assets; and (xiii) enter into certain transactions with its affiliates. In addition, ICO North America is required to maintain liquidity, which is defined as cash, cash equivalents and the market value of its ARS, of $5 million. As of June 30, 2008, ICO North America is in compliance with all of the financial covenants included in the 2009 Credit Facility.

7. Long Term Debt

In August 2005, ICO North America completed the sale of $650 million aggregate principal amount of convertible notes to Qualified Institutional Buyers pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Rule 144A thereunder. The net proceeds from the sale of the 2009 Notes are being used to develop the Company’s MSS/ATC System and ICO mim service and to fund operating expenses.

The 2009 Notes mature in August 2009 and bear interest at a rate of 7.5% per year, payable semi-annually in arrears in cash on February 15 and August 15. Subject to certain exceptions, for the period from August 16, 2007 through August 15, 2009, ICO North America has the option of paying accrued interest due with additional notes in lieu of cash at an increased interest rate of 8.5% per annum. ICO North America elected to make its February 15, 2008 interest payment of $27.6 million in the form of additional notes and anticipates making future interest payments in the form of additional notes as well which will result in $767.7 million due at maturity. Therefore, the rate used to accrue interest on the outstanding 2009 Notes has been adjusted to 8.5% per annum effective August 16, 2007. In addition, ICO North America has both the ability and the intent to issue additional notes rather than paying interest in cash and, therefore, the Company has classified the accrued interest on the 2009 Notes as long-term on its condensed consolidated balance sheets at June 30, 2008 and December 31, 2007. The 2009 Notes are carried at cost on the condensed consolidated balance sheets.

The 2009 Notes are convertible, at the option of the holder, into ICO North America’s Class A common stock. The initial conversion price of the 2009 Notes was $4.25 per share, subject to adjustment pursuant to the indenture. The conversion price has subsequently been adjusted to $4.06 per share as explained below. Additionally, the 2009 Notes will automatically convert into shares of ICO North America’s Class A common stock upon a qualifying private offering or sale, a qualifying public offering of ICO North America’s common stock or upon written consent of holders owning two-thirds of the 2009 Notes. If the 2009 Notes were converted into Class A common stock of ICO North America, the Company’s ownership interest in ICO North America would be reduced to approximately 55%. Holders of the 2009 Notes also have the right of first offer on any equity securities of ICO North America subject to certain exemptions and conditions.

The 2009 Notes contain embedded beneficial conversion features contingent upon the occurrence, or non-occurrence, of certain future events, including completion by ICO North America of a qualified public offering by August 15, 2007, the issuance of ICO North America Class A common stock and the issuance of options or warrants to purchase ICO North America Class A common stock. The Company has accounted for these beneficial conversion features in accordance with Emerging Issue Task Force (“EITF”) Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The value of the embedded beneficial conversion feature associated with a registration rights penalty was initially measured and recognized at the commitment date, August 15, 2005. The value of all other embedded beneficial conversion features of the 2009 Notes will be measured at the time such events occur, if at all.

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

The 2009 Notes also contain covenants, including, but not limited to, restrictions on ICO North America’s future indebtedness and the payment of dividends. In addition, all of ICO North America’s stock is pledged and all of its existing and future assets are held as collateral for the 2009 Notes. As of June 30, 2008, ICO North America is in compliance with all of the financial covenants included in the 2009 Notes.

8. Commitments and Contingencies

Purchase Commitments—The Company has an agreement with Space Systems/Loral, Inc. (“Loral”) to design, develop, manufacture, test and deliver ICO G1 and to develop, test and implement certain ground-based beam forming systems related to the operation of the satellite. ICO G1 was delivered in February 2008 and successfully launched on April 14, 2008. The Company also retains an option through December 31, 2008 to purchase one additional GEO satellite.

The Company has an agreement with Lockheed Martin Commercial Launch Services (“Lockheed”) for the provision of a launch service for ICO G1. In coordination with Lockheed, the Company successfully launched ICO G1 on April 14, 2008. The Company retains an option to require Lockheed to provide a replacement launch in the event that the Company determines that the initial launch resulted in a satellite failure within the first six months after launch.

The Company has an agreement with Hughes Network Systems, LLC (“HNS”) to provide gateway equipment and services for the Company’s MSS/ATC System including the design, manufacture, delivery and test of the radio frequency subsystem, the gateway system controller, the gateway control network and the gateway system interconnections. The gateway is located at the HNS facility in North Las Vegas, Nevada and is fully operational. The Company retains an option to purchase a diverse site radio frequency terminal along with an associated diverse site facility. The Company also has an agreement with HNS to develop user equipment and a GEO Mobile Radio Interface (“GMR”) satellite gateway for use in the Company’s alpha trial of its ICO mim service.

The Company has an agreement with Lucent Technologies, Inc. (“Alcatel-Lucent”) to provide certain architecture and technical design services to develop and manufacture equipment for the ICO mim service, including repeaters, satellite headend and gateway core equipment. In addition, Alcatel-Lucent is responsible for the delivery, installation and testing of this equipment and the ICO mim service.

As of June 30, 2008, the Company had purchase commitments of approximately $58.3 million related to the agreements described above as well as other secondary agreements related to the development of its MSS/ATC System and ICO mim service. Approximately $35.1 million of this amount is payable based on the achievement of certain construction, delivery and deployment milestones related to the development of the MSS/ATC System and the completion of certain agreed-upon services associated with the Company’s ICO mim service. Additional payments of $23.2 million, including interest, related to in-orbit satellite performance incentives associated with ICO G1, are payable over 15 years from 2008 through 2023.

Satellite System Operating Commitments—The Company has an agreement with Intelsat, Ltd. (“Intelsat”) to provide operational services to support the telemetry, tracking and control (“TT&C”) system of ICO G1. Under this agreement, the Company is obligated to pay Intelsat a recurring, monthly fee associated with TT&C and other satellite support services. The Company also has an agreement with HNS to provide operations, maintenance and hosting services for its GEO gateway located in North Las Vegas, Nevada. In addition to these agreements, the Company has commitments for operational services related to its MEO satellite and certain MEO SAN sites. As of June 30, 2008, the Company had satellite system operating commitments of approximately $22.9 million related to these agreements as well as other secondary agreements related to the operation of its MSS/ATC System and its MEO satellite system.

Lease and Operating Commitments—The Company has entered into agreements with ten SAN Operators that own and operate substantially all of the Company’s MEO SAN sites. Such agreements require the repayment of certain up-front capital asset costs incurred by each SAN Operator in establishing the initial infrastructure for the SAN. The Company continues to have lease commitments under certain of these agreements (see Note 5).

The Company leases office space and equipment as well as a storage facility for its MEO satellites under noncancellable rental agreements accounted for as operating leases. Total rental expense under operating leases for the three and six months ended June 30, 2008 and 2007 was approximately $359,000 and $707,000 and $160,000 and $317,000, respectively, and is included in general and administrative expenses in the Company’s condensed consolidated statements of operations.

Litigation—In response to the Company’s demand for arbitration, in August 2004 Boeing Satellite Systems International, Inc. (“BSSI”) filed an action in the Superior Court of the State of California, in and for the County of Los Angeles, seeking a judicial declaration that the Company had terminated its contractual agreements with BSSI, and thereby extinguished all of the Company’s rights and claims against BSSI arising out of or relating to the development, construction and launch of the Company’s MEO satellites. In response, the Company filed a cross complaint seeking damages from BSSI for breach of the parties’ agreements and for other wrongful, tortious conduct. Subsequently, the Company also filed a cross complaint against The Boeing Company, BSSI’s corporate parent, alleging wrongful, tortious conduct that also damaged the Company. BSSI filed a cross complaint against the Company seeking unspecified monetary relief. The trial began on June 16, 2008. The Company believes that its claims are meritorious and is vigorously pursuing a prompt resolution. Through June 30, 2008, the Company has incurred approximately $16.1 million in pursuing this litigation and expects it will continue to incur additional costs through the ultimate resolution which is uncertain.

In December 2006, Ellipso, Inc. and affiliated parties (“Ellipso”) filed an action in the Superior Court of the District of Columbia seeking damages in excess of $100 million from the Company and its subsidiary, ICO Global Limited, for breach of contract, breach of warranty and fraud. The Company, ICO Global Limited and Ellipso reached an approved settlement agreement regarding these claims in May 2008 and the action has been dismissed from the court.

In June 2008, Sprint Nextel filed an action in the U.S. District Court in the Eastern District of Virginia seeking a court order requiring the Company to reimburse Sprint Nextel for current and estimated future spectrum clearing costs up to $100 million. The FCC’s rules establish the circumstances under which Sprint Nextel may seek reimbursement of eligible clearing costs from MSS entrants such as the Company. The Company believes the FCC’s rules do not require payment under the existing circumstances, which have arisen because of Sprint Nextel’s failure to meet its clearing obligation, and intend to seek summary adjudication of Sprint Nextel’s claims. The Company believes that Sprint Nextel’s claims are without merit and intends to vigorously defend itself against Sprint Nextel. The Company currently believes that this lawsuit will not have a material adverse effect on its financial condition, results of operations or cash flows; however, the outcome is uncertain.

As of June 30, 2008, the Company has recorded approximately $3 million related to its litigation matters (excluding legal costs), the impact of which is primarily non-cash.

In the opinion of management, except for those matters described above and in Note 5, litigation, contingent liabilities and claims against the Company in the normal course of business are not expected to involve any judgments or settlements that would be material to the Company’s financial condition, results of operations or cash flows.

Internal Revenue Service (“IRS”) Inquiry—The IRS is currently considering whether a gain reported by the Company in 2003 related to the sale of securities under a variable forward contract might be properly reported in a year prior to 2003. As the Company believes its tax reporting for 2003 is proper, and that it is more likely than not its current tax position will be sustained at the full amount recognized, it has not recorded any liability for uncertain tax positions related to this matter. However, while the IRS has not proposed any changes to years prior to 2003 with respect to the reporting of this gain, if the IRS were to assert and sustain a position that the gain on the securities is properly reportable in a year prior to 2003, the Company will incur a tax liability ranging from $13 million to $141 million (including interest but excluding penalty), dependent upon which year the gain may be reportable. In August 2007, the Company extended the statute of limitations on the federal income tax return of ICO Global Limited (the Company’s subsidiary that held the variable forward contract in 2000) to September 30, 2008.

9. Share-Based Payment

The Company records stock-based compensation on stock options and restricted stock awards issued to employees, directors and consultants in accordance with SFAS 123(R), which requires measurement of all share-based payment awards based on the estimated fair value on the date of grant, and recognition of compensation cost over the requisite service period for awards expected to vest. For the three and six months ended June 30, 2008 and 2007, the Company recognized stock-based compensation expense of $2.2 million and $4.5 million and $1.5 million and $2.8 million, respectively. Stock-based compensation is included in general and administrative expenses in the Company’s condensed consolidated statements of operations.

Stock Options—The Company has granted stock options to employees, directors and certain consultants in connection with their service to the Company. For the three and six months ended June 30, 2008 and 2007, the Company recognized stock-based compensation expense of $1.8 million and $3.6 million and $1.4 million and $2.7 million, respectively, related to stock options it has granted.

The weighted average fair value of stock options granted during the six months ended June 30, 2008 and 2007 was estimated using the Black-Scholes Model with the following assumptions:

	Six months ended June 30,
	2008	2007
Weighted average expected volatility	64%	38%
Weighted average risk-free interest rate	3.5%	4.6%
Expected dividend yield	0%	0%
Weighted average expected term in years	6.1	7.3
Weighted average estimated fair value per option granted	$1.54	$2.33

The expected volatility assumption was based upon the Company’s historical stock price volatility during the limited amount of time substantial information about the Company has been available to the general public, as well as a review of the historical volatility of other entities similar to the Company, which the Company believes is a reasonable indicator of expected volatility. The risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the Company’s employee stock options. The expected dividend yield assumption is based on the Company’s history and expectation of dividend payments. The expected forfeiture rate is based on the Company’s historical rate of forfeitures due to voluntary terminations and the fact that the Company has a limited number of employees, many of whom are critical to the Company, and expectations for forfeitures in the future. The expected term has been estimated using the simplified method as described in Staff Accounting Bulletin (“SAB”) No. 110 which permit entities, under certain circumstances, to continue to use the simplified method in developing estimates of the expected term of “plain-vanilla” share options beyond December 31, 2007, as was allowed under SAB No. 107.

The Company’s stock option activity for the six months ended June 30, 2008 is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding — December 31, 2007	12,572,323	$4.72
Granted	405,000	$2.53

Outstanding — June 30, 2008	12,977,323	$4.65

Exercisable — June 30, 2008	4,886,136	$5.04

Vested and expected to vest — June 30, 2008	12,977,323	$4.65

The total fair value of stock options granted during the six months ended June 30, 2008 was $625,000.

Restricted Stock Awards—In November 2005, the Company granted 1,600,000 shares of restricted Class A common stock to Eagle River Investments, LLC (“Eagle River Investments”) (which subsequently assigned the shares to Eagle River Satellite Holdings, LLC (“ERSH”)) and certain employees and board members. Of these shares, 1,000,000 were granted to Eagle River Investments and treated as a stock dividend. The remaining 600,000 shares had a grant date fair value of $2.4 million and are being charged to expense over the requisite service periods. Restricted stock awards equal to 1,500,000 shares and 50,000 shares vested on October 12, 2006 and July 14, 2007, respectively. The remaining restricted stock awards of 50,000 shares vested on July 14, 2008.

In October 2007, the Company granted an aggregate of 580,000 shares of its restricted Class A common stock to certain employees and consultants of the Company. The restricted stock awards contain performance and service conditions to encourage the attainment of key performance targets in 2008 and retention of employees. Individual employees and consultants have different amounts of restricted stock awards allocated to the various performance conditions dependent on their responsibilities. The portion of restricted stock awards allocated to a particular performance condition vest 50% when that condition is achieved. After the performance condition is achieved, 25% of shares allocated to that condition vest one year after the performance condition is achieved and the remaining 25% of shares allocated to that condition vest two years after the performance condition is achieved. The ability to meet each of the performance based conditions expires on December 31, 2008. The total compensation cost associated with these restricted stock awards was $2.6 million and is being charged to expense over the requisite service periods. Restricted stock awards equal to 84,783 shares vested on May 9, 2008 upon satisfaction of certain performance conditions.

For the three and six months ended June 30, 2008 and 2007, the Company recognized stock-based compensation expense of $354,000 and $940,000 and $49,000 and $98,000, respectively, related to its restricted stock awards.

For the six months ended June 30, 2008, the Company did not grant any restricted stock awards. The Company’s restricted stock award activity as of June 30, 2008 is summarized as follows:

	Number of restricted stock awards	Weighted average fair value
Unvested — December 31, 2007	630,000	$4.40
Vested— May 9, 2008	84,783	$4.44

Unvested — June 30, 2008	545,217	$4.39

10. Stockholders’ Deficiency in Assets

The Company entered into a series of securities purchase agreements with a small group of institutional investors which closed on June 9, 2008 and June 18, 2008, respectively. Under these agreements, the Company issued and sold 7,574,416 shares of its Class A Common Stock at a price equal to the 20 day moving average of the Company’s closing price prior to the dates of the various agreements as quoted on NASDAQ, less a discount of 5%. These stock sales resulted in aggregate gross proceeds to the Company of $27.5 million. The Company intends to use the proceeds from this offering to support its current business activities.

11. Related Parties

Eagle River Investments, Eagle River, Inc. and ERSH—ERSH is the Company’s controlling stockholder with an economic interest of approximately 31.5% and a voting interest of approximately 67.3%. The Company has an agreement with Eagle River, Inc. to provide advisory services to the Company. This agreement has an annual fee of $500,000 and is payable in quarterly installments in stock or cash, at the Company’s option. To date, the Company has elected to make all payments in Class A common stock and has issued 304,751 shares as consideration. As of June 30, 2008, the Company owed Eagle River, Inc. approximately $42,000 pursuant to the advisory services agreement, which is included in accrued expenses on the Company’s condensed consolidated balance sheet.

The Company has a month-to-month agreement with Eagle River, Inc. to provide office space and administrative support to the Company in Kirkland, Washington. Total payments made to Eagle River, Inc. under this agreement were $18,000 and $29,000 and $16,000 and $31,000 for the three and six months ended June 30, 2008 and 2007, respectively.

Clearwire Corporation—Eagle River Holdings, LLC (which, like ERSH is ultimately beneficially owned by Craig McCaw) is a significant stockholder of Clearwire Corporation (“Clearwire”). The Company has a month-to-month agreement with Clearwire to provide office space for certain of its regulatory personnel in Washington, DC. Total payments made to Clearwire under this agreement for the three and six months ended June 30, 2008 and 2007 were $15,000 and $30,000 and $16,000 and $31,000, respectively.

The Company has an agreement with Clearwire to explore ways to collaborate on offering Clearwire’s broadband Internet offering in conjunction with the Company’s ICO mim service, and building out a terrestrial network.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes included elsewhere in this quarterly report and the audited consolidated financial statements and notes contained in our 2007 10-K. The information contained in this discussion and analysis reflects the restatement of certain of our previously reported financial information pertaining to our accounting for an embedded beneficial conversion feature included within our 2009 Notes. Please refer to Note 3 to the condensed consolidated financial statements in this quarterly report for a discussion and the impact of this restatement.

Special Note Regarding Forward-Looking Statements

With the exception of historical facts, the statements contained in this management’s discussion and analysis are “forward-looking” statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statements. Factors that might cause or contribute to such a difference include, but are not limited to, those discussed under “Risks and Uncertainties” below, and elsewhere in this quarterly report. The forward-looking statements included in this document are made only as of the date of this report, and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

Overview

We are a next-generation MSS operator authorized to offer MSS throughout the United States using a GEO satellite. The FCC has authorized MSS operators, upon application and approval, to use MSS spectrum terrestrially to provide integrated mobile satellite-terrestrial services. We are currently developing an advanced next-generation hybrid MSS/ATC System combining both satellite and terrestrial communications capabilities. Our MSS/ATC System will allow us to provide wireless voice, video, data and/or Internet service throughout the United States on mobile and portable devices. To provide commercial ATC service, we must receive separate authorization from the FCC and meet certain “gating criteria,” which include the provision of commercial MSS service. In December 2007, we submitted an application to the FCC to provide commercial ATC service.

We have met all the FCC milestones necessary to maintain authorization to use our assigned MSS spectrum in the United States. On April 14, 2008, we launched ICO G1, and subsequently, we certified to the FCC that we had satisfied our launch milestone. On May 9, 2008, we certified to the FCC that our MSS system is operational, satisfying our final milestone. On May 30, 2008, we received our 2 GHz license and were granted our spectrum selection in the 2 GHz band.

We will initially use ICO G1 to conduct an alpha trial for ICO mim, our fully interactive mobile video, navigation and emergency assistance service. During the alpha trial, which is planned for the second half of 2008, we intend to offer 6-10 channels of mobile video, interactive navigation and satellite text messaging and voice services.

We are preparing to demonstrate the operational status of our MSS system on a trial basis in late 2008. In 2007, we began to: (i) sign agreements with vendors to more fully develop technology that would permit video and data multicasting and voice and data interactivity from the satellite, as well as related integrated services for the terrestrial segment; (ii) design and construct a terrestrial network, including the leasing of towers; (iii) install radio equipment and begin to construct a ground network to connect the terrestrial network; and (iv) hire personnel and devote resources in areas such as customer service and billing, marketing and customer fulfillment. During 2008, we have continued these activities; however, to the extent our investments in ARS do not become liquid or we do not secure the required financing during 2008 as further described below, we plan to reduce or delay our spending on these activities. We plan to raise the capital required to support our trial activities. In addition, the commencement of full scale commercial MSS/ATC service operations would require substantial additional capital. We may offer our services to strategic service providers who could incorporate our capabilities to offer integrated satellite and terrestrial services to their customers. Accordingly, we are meeting with potential strategic partners as well as exploring alternative sources of capital.

We have International Telecommunication Union (“ITU”) priority on 25-60 MHz of 2 GHz spectrum on which to operate a MEO satellite system globally in compliance with regulations promulgated by the United Kingdom and the ITU. However, some of these regulations are currently under reconsideration in Europe and there is considerable uncertainty as to how legacy systems, such as our MEO satellite system, would be treated in any new regulatory environment. In addition to these regulatory uncertainties, while we have several MEO satellites in different stages of completion and we have successfully launched one MEO satellite, we have significantly curtailed further construction of our MEO satellite system due to disagreements with the manufacturer and launch manager of our MEO satellites. Despite the curtailment of construction of our MEO satellite system and the considerable uncertainty as to the cost and economics of restarting the MEO satellite program with our current manufacturer, we continue to explore the potential development of a satellite business plan outside of North America and have signed several contracts to help us further evaluate the usability and augmentation of a MEO satellite system.

We are a development stage enterprise as defined in SFAS 7 and will continue to be so until we commence commercial operations. We are not currently generating revenue from operations and we may be unable to obtain the funding necessary to complete the construction of our MSS/ATC System and ICO mim service, fund our future working capital requirements, or achieve positive cash flow from operations. During the first quarter of 2008, we used the proceeds from the sale and maturity of certain of our investments and cash and cash equivalents to purchase student loan backed ARS. As of June 30, 2008, we held ARS with a par value of approximately $97.3 million and carrying value of $86.2 million. These ARS consist of variable rate bonds, with maturities ranging from 24 to 39 years, for which the interest rates normally reset through a dutch auction each month. These monthly auctions historically provided a liquid market for these ARS. Our ARS, which were purchased in accordance with our investment policy, are AAA/Aaa rated and are collateralized by student loans. At June 30, 2008, on a weighted average basis, approximately 96% of the underlying student loan collateral was issued under the FFELP. Student loans issued under the FFELP are currently 97% guaranteed by the U.S. government. As a result of the impact of the current conditions in the global financial markets, these ARS have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. Therefore, cash from the sale of these ARS, which we anticipated would be available during 2008, may not be available in 2008 to sufficiently fund our operating activities. To the extent our ARS do not become liquid, or we do not secure funding beyond the 2009 Credit Facility and our recent stock sales, we plan to significantly reduce our operating and development expenditures, which would include, among others, capital expenditures for the terrestrial network development of our MSS/ATC System, related personnel and vendor support, and other overhead. We intend to fund our working capital needs for the next 12 months with the funds provided by the 2009 Credit Facility, proceeds received from our recent stock sales and liquidity generated from the sale of our ARS. In addition, in order to fund the maturity of our short-term and long-term debt obligations during 2009, we may be required to secure additional financing, which may include selling equity or debt securities under our effective shelf registration statement or refinancing the 2009 Notes.

Critical Accounting Policies

Critical accounting policies require difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The judgments and uncertainties affecting the application of these policies include significant estimates and assumptions made by us using information available at the time the estimates are made. Actual results could differ materially from those estimates. Our critical accounting policies involve judgments associated with our accounting for the fair value of financial instruments, other-than-temporary impairments, impairment of long-lived assets, contract settlements, share-based payments, income taxes and contingencies. There have been no significant changes to our critical accounting policies contained in our 2007 10-K other than those described below.

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

In valuing our ARS portfolio at June 30, 2008, we used a discounted cash flow model (Level 3). The assumptions used in preparing the discounted cash flow model are both observable and unobservable and include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. The carrying amounts of available-for-sale investments are adjusted to fair value quarterly.

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

In December 2007, the FASB issued SFAS 141(R). The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires transaction costs to be expensed as incurred; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Early adoption is not permitted.

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

Results of Operations

The following table is provided to facilitate the discussion of our results of operations for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
General and administrative expenses	$12,755	$9,792	$30,042	$19,557
Research and development expenses	639	2,203	2,245	4,352
Interest income	(970)	(3,149)	(2,763)	(6,538)
Interest expense	10,071	9,063	19,313	18,192
Other (income) expense	6,916	(9)	10,759	29
Income tax expense	247	169	780	342

General and Administrative Expenses. General and administrative expenses are primarily comprised of personnel costs, stock-based compensation, third-party legal and professional fees, satellite storage, satellite system operating expenses and general office related costs.

General and administrative expenses increased $3 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. This increase is primarily due to $1.1 million of higher personnel costs related to the hiring of additional employees to support the development of our MSS/ATC System and ICO mim service, a $787,000 increase in costs related to legal matters and other professional fees and $712,000 of incremental stock-based compensation expense. General and administrative expenses increased $10.5 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The increase is primarily due to $2.4 million of higher personnel costs related to the hiring of additional employees to support the development of our MSS/ATC System and ICO mim service, a $5.1 million increase in costs related to legal matters and other professional fees and $1.7 million of incremental stock-based compensation expense.

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

Research and development expenses decreased $1.6 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and decreased $2.1 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The decrease for both periods is primarily due to costs incurred in 2007 associated with the development of a demonstration system to communicate with ICO G1 using the MSS 2 GHz spectrum, partially offset by an increase in design and development activities in 2008 related to the ground network portion of our MSS/ATC System.

We expect future research and development costs to increase as the pace of the design and development of our ground network and ICO mim service increases.

Interest Income. Interest income is primarily attributable to interest earned on the investment of the proceeds of our 2009 Notes.

Interest income decreased $2.2 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and decreased $3.8 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. These decreases are primarily due to a reduction in our cash, cash equivalents, and available-for-sale investments balances as we continue to develop our MSS/ATC System and ICO mim service.

We expect interest income to continue to decrease in future periods as our cash, cash equivalents, and available-for-sale investments balances decrease as we continue to develop our MSS/ATC System and ICO mim service.

Interest Expense. Interest expense is comprised of interest incurred, the amortization of debt issuance costs and the amortization of the debt discount allocated to the embedded beneficial conversion feature on our 2009 Notes, partially offset by capitalized interest costs associated with the construction of our MSS/ATC System and ICO mim service.

Interest expense increased $1 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and increased $1.1 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. These increases are primarily the result of a higher interest rate used to accrue interest on the outstanding 2009 Notes in the current year, reflecting our election to make interest payments subsequent to August 15, 2007 in the form of additional notes in lieu of cash, an increase in interest expense related to our SAN Infrastructure Agreements and interest expense associated with the 2009 Credit Facility. These increases are partially offset by an increase in capitalized interest costs associated with the construction of our MSS/ATC System and ICO mim service during 2008.

We expect interest expense associated with our 2009 Notes to increase in future periods due to the higher interest rate on the 2009 Notes which was effective on August 16, 2007. This higher interest rate is a result of our election to make interest payments subsequent to August 16, 2007 on our 2009 Notes in the form of additional notes in lieu of cash at an increased interest rate of 8.5% per year. In addition, interest expense related to our 2009 Credit Facility will cause interest expense to be higher in future periods through May 2009. We expect capitalized interest expense to increase in future periods as we continue to incur costs associated with the construction of our MSS/ATC System and ICO mim service until such time that construction is complete.

Other (Income) Expense. Other expense for the three and six months ended June 30, 2008 is comprised primarily of other-than-temporary losses on available-for-sale investments of $6.6 million and $11.1 million, respectively. Other (income) expense for the three and six months ended June 30, 2007 is comprised primarily of gains and losses on foreign currency transactions and was nominal for both periods.

Income Tax Expense. Income tax expense is comprised primarily of interest and penalties related to uncertain tax positions and was nominal for the three and six months ended June 30, 2008 and 2007.

We are still in the development stage and continue to incur losses. The tax benefit for these losses will not be recognized until realization is more likely than not.

Liquidity and Capital Resources

Overview. Substantially all of our capital expenditures and liquidity requirements to date have been related to the development of our MSS/ATC System and the ICO mim service. As described in more detail below under “Contractual Obligations,” our primary expected cash needs for the next 12 months are for the final payments related to the construction and launch of ICO G1, development costs for our ICO mim service and repayment of the 2009 Credit Facility.

During the first quarter of 2008, we used the proceeds from the sale and maturity of certain of our investments and cash and cash equivalents to purchase student loan backed ARS. As of June 30, 2008, we held ARS with a par value of approximately $97.3 million and carrying value of $86.2 million. These ARS consist of variable rate bonds, with maturities ranging from 24 to 39 years, for which the interest rates normally reset through a dutch auction each month. These monthly auctions historically provided a liquid market for these ARS. Our ARS, which were purchased in accordance with our investment policy, are AAA/Aaa rated and are collateralized by student loans. At June 30, 2008, on a weighted average basis, approximately 96% of the underlying student loan collateral was issued under the FFELP. Student loans issued under the FFELP are currently 97% guaranteed by the U.S. government. As a result of the impact of the current conditions in the global financial markets, these ARS have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. Therefore, cash from the sale of these ARS, which we anticipated would be available during 2008, may not be available in 2008 to sufficiently fund our operating activities. In July 2008, we sold $15.4 million of our ARS for $12.7 million of cash proceeds.

On March 27, 2008, ICO North America obtained the 2009 Credit Facility which subsequently closed on April 7, 2008. The 2009 Credit Facility matures on May 1, 2009 and bears interest at a rate of 12.5% per year which is payable at maturity. In June 2008, we entered into a series of securities purchase agreements with a small group of institutional investors under which we issued and sold 7.6 million shares of our Class A common stock which resulted in aggregate gross proceeds of $27.5 million. To the extent our ARS do not become liquid, or we do not secure funding beyond the 2009 Credit Facility and our recent stock sales, we plan to significantly reduce our operating and development expenditures, which would include, among others, capital expenditures for the terrestrial network development of our MSS/ATC System, related personnel and vendor support, and other overhead.

For periods beyond the end of 2008, we will likely seek additional financing through offerings of equity or debt securities or funding agreements with strategic partners. If we were to develop the incremental ATC portion of our MSS/ATC System without a strategic partner, we would require substantial additional capital. The category of business or consumer market we choose to serve, the type and extent of ATC infrastructure necessary to serve such market and the geographic scope of our service area will affect the amount of capital needed for the terrestrial ATC portion of our MSS/ATC System. We expect that the additional funding needed for the type and scope of commercial service we would pursue without strategic partners would range from approximately $300 million to $800 million, depending on the business or consumer market we choose to serve, the type and extent of infrastructure necessary to serve such market and the geographic scope of our service area. It is possible that we will not be able to obtain additional financing on acceptable terms or at all. If we elect to commence commercial ATC service, within one year after doing so, the FCC’s rules require us to maintain on the ground a spare satellite, which is estimated to cost between $180 million and $225 million. The spare satellite is not a requirement for the provision of MSS only services.

At June 30, 2008, we had a working capital deficit (current liabilities exceeded current assets). This deficit is primarily due to our reclassification of the majority of our ARS from current to long-term available-for-sale investments in 2008 due to the uncertainty surrounding the timing of generating liquidity from these investments. We intend to fund our working capital needs for the next 12 months with the funds provided by the 2009 Credit Facility, the funds received from our recent stock sales and liquidity generated from the sale of certain of our ARS. In addition, certain MEO SAN obligations of $51.2 million, which are classified as current liabilities due to their contractual commitments, are not anticipated to require significant cash payments during 2008.

Our 2009 Credit Facility and 2009 Notes mature in 2009. In order to fund the maturity of these short-term and long-term debt obligations, we may be required to secure additional financing, which may include selling equity or debt securities under our effective shelf registration statement or refinancing the 2009 Notes.

Cash Flows. The following table is provided to facilitate the discussion of our liquidity and capital resources for the six months ended June 30, 2008 and 2007 (in thousands):

	Six months ended June 30,
	2008	2007
Net cash provided by (used in):
Operating activities	$(28,786)	$(41,758)
Investing activities	(136,943)	33,522
Financing activities	64,945	—
Effect of foreign exchange rate changes on cash	107	(362)

Net decrease in cash and cash equivalents	(100,677)	(8,598)
Cash and cash equivalents—beginning of period	146,657	163,059

Cash and cash equivalents—end of period	$45,980	$154,461

Cash, cash equivalents and short-term available-for-sale investments were $58.7 million at June 30, 2008 compared to $161.4 million at December 31, 2007. The decrease in our liquidity during 2008 is due primarily to net purchases of available-for-sale investment securities and capital expenditures related to our satellite system under construction, partially offset by funds provided by our 2009 Credit Facility and our recent stock sales.

For the six months ended June 30, 2008, cash used in operating activities consisted primarily of our net loss of $60.4 million, partially offset by an $11.1 million other-than-temporary impairment charge related to our ARS, amortization of debt issuance costs and debt discount allocated to the embedded beneficial conversion feature of the 2009 Notes of $8.4 million, a $2.4 million non-cash settlement of a litigation matter, stock-based compensation expense of $4.5 million and various other non-cash items included in our net loss. Cash used in operating activities for the six months ended June 30, 2007 consisted primarily of our net loss of $35.9 million and a reduction in accrued interest expense of $12.9 million, primarily due to an increase in capitalized interest costs associated with the construction of the MSS/ATC System, partially offset by amortization of debt issuance costs and debt discount allocated to the embedded beneficial conversion feature of the 2009 Notes of $7 million and stock-based compensation expense of $2.8 million.

For the six months ended June 30, 2008, the primary use of cash for investing activities was net purchases of available-for-sale investment securities of $82.6 million and capital expenditures of $55.1 million, primarily related to satellite launch insurance. Cash provided by investing activities for the six months ended June 30, 2007 consisted primarily of $57.5 million of net sales and maturities of available-for-sale and restricted investment securities, partially offset by $23.6 million of capital expenditures related to our MSS/ATC System.

For the six months ended June 30, 2008, the primary source of cash provided by financing activities was $37.5 million in net proceeds from our 2009 Credit Facility and $27.5 million of cash proceeds from our SPA. There was no cash provided by (used in) financing activities for the six months ended June 30, 2007.

Contractual Obligations. Our primary contractual obligations include our 2009 Notes and 2009 Credit Facility as well as payments and other obligations associated with the development of our MSS/ATC System and ICO mim service. In the table below, we set forth our contractual obligations as of June 30, 2008 (in millions):

	Total	Remainder of 2008	Years ending December 31,
			2009-2010	2011-2012	2013 and thereafter
Debt obligations, including interest(1)(2)	$805.9	$55.3	$750.6	$—	$—
Capital lease obligations, including interest	27.7	24.0	3.7	—	—
Operating lease obligations	4.6	0.8	2.3	1.4	0.1
Purchase obligations(3)	58.3	25.2	11.9	1.9	19.3
Satellite system operating obligations(4)	22.9	2.5	5.9	2.7	11.8

Total	$919.4	$107.8	$774.4	$6.0	$31.2

(1)	In August 2005, ICO North America completed the sale of $650 million aggregate principal amount of convertible notes which mature in August 2009. The 2009 Notes bear interest at a rate of 7.5% per year, payable semiannually in arrears in cash on February 15 and August 15. Subject to the satisfaction of certain conditions and certain exceptions, for the period from August 16, 2007 through August 15, 2009, ICO North America has the option of paying interest with additional notes in lieu of cash at an increased rate of 8.5% per annum. ICO North America elected to make its February 15, 2008 interest payment in the form of additional notes and currently anticipates it will elect to make future interest payments in the form of additional notes as well. Therefore, the rate used to accrue interest on the outstanding 2009 Notes has been adjusted to 8.5% per annum effective August 16, 2007.

The 2009 Notes also contain covenants, including, but not limited to, restrictions on ICO North America’s future indebtedness and the payment of dividends. In addition, all of ICO North America’s stock is pledged and all of its existing and future assets are held as collateral for the 2009 Notes. As of June 30, 2008, ICO North America is in compliance with all of the financial covenants of the 2009 Notes.

(2)	In March, 2008, ICO North America entered into a credit agreement for a working capital facility of $40 million. The transaction closed on April 7, 2008 at which time the entire amount of the facility was drawn. The 2009 Credit Facility matures on May 1, 2009 and bears interest at a rate of 12.5% per year which is payable at maturity. The total amount due at maturity is expected to be $45.4 million.

ICO North America has the option of repaying the facility at a premium of 2.5% to face value if repayment occurs within six months of the closing date, with the premium declining ratably thereafter to par at maturity. ICO North America will be required to prepay the facility in the event of any extraordinary receipts and certain asset sales, including 50% of the cumulative proceeds from the sale of ARS that exceed $57 million, with the proceeds of certain issuances of debt and capital stock, and in certain circumstances with insurance and condemnation proceeds.

The 2009 Credit Facility contains other terms, conditions and affirmative and negative covenants. In addition, ICO North America is required to maintain liquidity, which is defined as cash, cash equivalents and the market value of its ARS, of $5 million. As of June 30, 2008, ICO North America is in compliance with all of the financial covenants of the 2009 Credit Facility.

(3)	We have an agreement with Loral to design, develop, manufacture, test and deliver ICO G1 and to develop, test and implement certain ground-based beam forming systems related to the operation of ICO G1. ICO G1 was delivered in February 2008 and was successfully launched on April 14, 2008. We also retain an option through December 31, 2008 to purchase one additional GEO satellite.

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

We have an agreement with Alcatel-Lucent to provide certain architecture and technical design services to develop and manufacture equipment for our ICO mim service, including repeaters, satellite headend and gateway core equipment. In addition, Alcatel-Lucent is responsible for the delivery, installation and testing of this equipment and our ICO mim service.

As of June 30, 2008, we had purchase obligations of approximately $58.3 million related to the agreements above as well as other secondary agreements related to the development of our MSS/ATC System and ICO mim service. Approximately $35.1 million of this amount is payable based on the achievement of certain construction, delivery and deployment milestones related to the development of the MSS/ATC System and the completion of certain agreed-upon services associated with our alpha trial of the ICO mim service. Additional payments of $23.2 million, including interest, related to in-orbit satellite performance incentives associated with ICO G1, are payable over 15 years from 2008 through 2023.

(4)	We have an agreement with Intelsat to provide operational services to support the TT&C system of ICO G1. Under this agreement, we are obligated to pay Intelsat a recurring, monthly fee associated with TT&C and other satellite support services. We also have an agreement with HNS to provide operations, maintenance and hosting services for our GEO gateway located in North Las Vegas, Nevada. In addition to these agreements, we have commitments for operational services related to our MEO satellite and certain MEO SAN sites. As of June 30, 2008, we had satellite system operating commitments of approximately $22.9 million related to these agreements as well as other secondary agreements related to the operation of our MSS/ATC System and our MEO satellite system.

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

As of June 30, 2008, we have recorded a liability related to uncertain tax positions for income taxes, interest and penalties of $11.3 million. Settlement of this liability, including timing of future payment, if any, is currently uncertain. As a result, this amount was not included in our table of contractual obligations above.

Risks and Uncertainties

Certain risks and uncertainties that could materially affect our future results of operations or liquidity are discussed under “Part II—Other Information, Item 1A. Risk Factors” in this quarterly report and in our 2007 10-K. In particular, these risks and uncertainties include, but are not limited to, the following matters:

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

•

We may seek potential strategic partners to assist us in developing the ATC portion of our MSS/ATC System. If we chose to complete our MSS/ATC System and ICO mim service without partners, we would need to raise substantial additional funding through equity and/or debt offerings. The category of business or consumer market we choose to serve, the type and extent of ATC infrastructure necessary to serve such market and the geographic scope of our service area will affect the amount of capital needed for the ATC portion of our MSS/ATC System. We expect that the additional funding needed for the type and scope of ATC service we would pursue without strategic partners would range from approximately $300 million to $800 million. To provide commercial ATC service, we must receive separate authorization from the FCC and meet certain “gating criteria,” which include the provision of commercial MSS service. In December 2007, we submitted an application to the FCC to provide commercial ATC service. In addition, the FCC’s rules require that we have a spare satellite on the ground available within one year of us commencing commercial ATC service.

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

•

During the first quarter of 2008, we used the proceeds from the sale and maturity of certain of our investments and cash and cash equivalents to purchase student loan backed ARS. As of June 30, 2008, we held ARS with a par value of approximately $97.3 million and carrying value of $86.2 million. These ARS consist of variable rate bonds, with maturities ranging from 24 to 39 years, for which the interest rates normally reset through a dutch auction each month. These monthly auctions historically provided a liquid market for these ARS. Our ARS, which were purchased in accordance with our investment policy, are AAA/Aaa rated and are collateralized by student loans. At June 30, 2008, on a weighted average basis, approximately 96% of the underlying student loan collateral was issued under the FFELP. Student loans issued under the FFELP are currently 97% guaranteed by the U.S. government. As a result of the impact of the current conditions in the global financial markets, these ARS have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. Therefore, cash from the sale of these ARS, which we anticipated would be available during 2008, may not be available in 2008 to sufficiently fund our operating activities. To the extent our ARS do not become liquid, or we do not secure funding beyond the 2009 Credit Facility and our recent stock sales, we plan to significantly reduce our operating and development expenditures, which would include, among others, capital expenditures for the terrestrial network development of our MSS/ATC System, related personnel and vendor support, and other overhead.

•

The IRS is currently considering whether a gain reported by us in 2003 related to the sale of securities under a variable forward contract might be properly reported in a year prior to 2003. While the IRS has not proposed any changes to years prior to 2003 with respect to the reporting of this gain, if the IRS were to assert and sustain a position that the gain on the securities is properly reportable in a year prior to 2003, we will incur a tax liability ranging from $13 million to $141 million (including interest but excluding penalty), dependent upon which year the gain may be reportable. In August 2007, we extended the statute of limitations on the federal income tax return of ICO Global Limited (our subsidiary that held the variable forward contract in 2000) to September 2008.

•

We are engaged in litigation with The Boeing Company and BSSI arising out of agreements for the development and launch of our MEO satellites. BSSI’s allegations are unproven and it has not specified the amount of monetary relief it is seeking. We have asserted cross claims that we believe are meritorious. From August 2004 through June 30, 2008, we have incurred approximately $16.1 million in pursuing this litigation and expect that we will continue to incur additional costs through the duration of the litigation. The trial began on June 16, 2008. Due to the uncertain nature of litigation and the many factors beyond our control, we could incur greater costs as the litigation proceeds.

•

There is considerable uncertainty as to how legacy MEO satellite systems, such as ours, would be treated in any new regulatory environment in Europe. While we continue to have dialogue with the appropriate regulatory authorities, the fact that we have been unable to fully deploy our MEO constellation also continues to create regulatory uncertainty. We have received communications from the U.K. Office of Communications (“Ofcom”) stating that it is “minded to” take action to attempt to cancel the ITU filing for coordination priority made on our behalf for our MEO system. Ofcom has requested any additional materials or arguments we would like to present, and we have provided additional information and arguments, and may pursue other legal action as we deem appropriate. Ofcom may nonetheless be minded to take action to remove their support for ITU filings made on our behalf for our MEO system. If Ofcom does not support us in international forums, and if we are unable to preserve our claim to priority and legacy rights, we will be entitled to pursue international S-band operations on the same terms as all other operators. Depending on the development of a MEO business plan and the associated costs (including the costs to comply with the final milestone or any new milestones imposed) and the evolution of the regulatory environment for S-band systems globally, particularly in Europe, as well as the success of discussions with potential partners who could provide the funding for the development of the MEO satellite system, we may or may not proceed with the development of our physical and regulatory MEO assets.

We are subject to additional risks and uncertainties discussed under “Part II—Other Information” in this quarterly report and in “Item 1A. Risk Factors” in our 2007 10-K, that could adversely affect the planned development, operation or commercialization of our MSS/ATC System and our costs, competitive position, financial condition and ability to realize earnings.

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

Our investment portfolio consists of fixed income debt securities, including money market funds, commercial paper and ARS, with a fair value of approximately $132.2 million as of June 30, 2008 and $161.4 million as of December 31, 2007. The primary objective of our investments in fixed income securities is to preserve principal, while maximizing returns and minimizing risk, and our policies require that we make these investments in short-term, high rated securities. For available-for-sale securities with an active market, unrealized gains and losses are recorded in accumulated other comprehensive income (loss). Losses will not be realized in the condensed consolidated statement of operations unless the individual securities are sold prior to recovery or determined to be other-than-temporarily impaired.

As described in Note 4 to our condensed consolidated financial statements, during the first quarter of 2008 we used the proceeds from the sale and maturity of certain of our investments and cash and cash equivalents to purchase student loan backed ARS. As of June 30, 2008, we held ARS with a par value of approximately $97.3 million and carrying value of $86.2 million. Our ARS, which were purchased in accordance with our investment policy, are AAA/Aaa rated and are collateralized by student loans. At June 30, 2008, on a weighted average basis, approximately 96% of the underlying student loan collateral was issued under the FFELP. Student loans issued under the FFELP are currently 97% guaranteed by the U.S. government. As a result of the impact of the current conditions in the global financial markets, these ARS have experienced multiple failed auctions. Since the ARS are not currently actively trading, cash from the sale of these ARS, which we anticipated would be available during 2008, may not be available in 2008 to sufficiently fund our operating activities. Due to the uncertainty in the ARS market, our assessment of the period to recovery and our liquidity needs during the period until recovery, we have determined that these ARS are other-than-temporarily impaired and we have recorded a loss of $6.6 million and $11.1 million related to these ARS in our condensed consolidated financial statements for the three months and six months ended June 30, 2008, respectively.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluate the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). These disclosure controls and procedures ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial and accounting officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of June 30, 2008, based on an evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 8 to our condensed consolidated financial statements, “Commitments and Contingencies” included in Part I, Item 1 of this quarterly report, for a discussion of the material legal proceedings to which we are a party.

Item 1A.	Risk Factors

The risk factor disclosure included under Part I, Item 1A. of our 2007 10-K has not materially changed other than as noted below.

Our use of the 2 GHz band is subject to successful relocation of incumbent users, and Sprint Nextel is seeking reimbursement of up to $100 million for relocation costs.

As an update to the information included under the heading “Our use of the 2 GHz band is subject to successful relocation of incumbent users” in the Risk Factor section of our 2007 10-K, on June 26, 2008, Sprint Nextel filed an action against us in the U.S. District Court in the Eastern District of Virginia seeking a court order requiring us to reimburse Sprint Nextel for current and estimated future relocation costs up to $100 million. The FCC’s rules establish the circumstances under which Sprint Nextel may seek reimbursement of eligible clearing costs from MSS entrants such as us. We believe the FCC’s rules do not require payment under the existing circumstances, which have arisen because of Sprint Nextel’s failure to meet its clearing obligation, and intend to seek summary adjudication of Sprint Nextel’s claims. However, there is a risk that the court could reach a contrary conclusion or that the FCC could change the applicable rules. If we are required to reimburse Sprint Nextel, payments could have a material adverse effect on our financial condition, results of operations and cash flows.

In order to maintain our U.K. authorization to operate our MEO satellite system, we may need to secure additional satellite contracts and funding.

As an update to the information included under the heading “In order to maintain our U.K. authorization to operate our MEO satellite system, we may need to secure additional satellite contracts and funding” in the Risk Factor section of our 2007 10-K, the “proposal for a decision of the European Parliament and the Council on the selection and authorization of systems providing MSS” was adopted on June 30, 2008 (as Decision No 626/2008/EC on the selection and authorization of systems providing mobile satellite services (MSS)).

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

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

Date	Title	Number of shares		Consideration
June 2, 2008	Class A common stock	27,777	(1)	—
June 18, 2008	Class A common stock	1,058,719	(2)	$4,000,000

(1)    Issued as compensation to Eagle River, Inc., for advisory services performed from March 1, 2008 through May 31, 2008.

(2)    Issued to a third party institutional investor pursuant to the terms of a securities purchase agreement between the Company and the recipient.

Management believes that the securities issuances described in the table below were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(10) and issued to a third party claimant in satisfaction of a litigation claim after a hearing on the fairness of the terms and conditions of the settlement by the Superior Court of the District of Columbia.

Date	Title	Number of shares		Consideration
June 13, 2008	Class A common stock	750,000		—

Additional sales of unregistered securities during the quarter ended June 30, 2008 were previously reported on the Company’s Report on Form 8-K filed with the SEC on June 6, 2008.

On July 11, 2008, the SEC declared effective the Company’s registration statement on Form S-3 (SEC File No. 333-152100). The registration statement registers the resale of shares of the Company’s Class A common stock acquired by certain shareholders in non-registered private placements. The registration statement also permits the future offering by the Company of shares of common stock, preferred stock and debt securities. The Company has not commenced any offering under the registration statement.

Issuer Purchases of Equity Securities

The Company issued restricted stock awards under its stock incentive plan, which are described more fully in Note 9 to the condensed consolidated financial statements. For certain of the restricted stock awards granted, the number of shares issued on the date the restricted stock awards vest is net of the statutory withholding requirements that the Company pays on behalf of its employees. During the second quarter ended June 30, 2008, the Company withheld 17,516 shares to satisfy $55,000 of employees’ tax obligations. The Company paid this amount in cash to the appropriate taxing authorities. The shares withheld are treated as common stock repurchases for accounting and disclosure purposes.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

An annual meeting of stockholders of the Company was held on June 6, 2008 for the following purposes: (1) the election of directors and (2) the ratification of the Audit Committee’s selection of the independent registered public accounting firm of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending December 31, 2008. The table below shows the results of the stockholders’ voting:

Proposal 1: Election of Directors.

	Votes For	Withheld
Craig O. McCaw	637,400,884	12,135,989
J. Timothy Bryan	639,124,739	10,412,134
Donna P. Alderman	639,219,121	10,317,752
Samuel L. Ginn	649,484,341	52,532
Barry L. Rowan	649,484,341	52,532
R. Gerard Salemme	637,558,234	11,978,639
H. Brian Thompson	647,835,998	1,700,875
David Wasserman	637,361,187	12,175,686
Benjamin G. Wolff	637,949,573	11,587,300

Proposal 2: Ratification of the selection by the Audit Committee of the Board of Directors of the independent registered public accounting firm of Deloitte & Touche LLP as independent auditor of the Company for its fiscal year ending December 31, 2008.

Votes For	Votes Against	Abstentions
649,514,954	8,879	13,040

Item 5.	Other Information

None.

Item 6.	Exhibits

Ex. 31.1*	Certification of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

Ex. 31.2*	Certification of the principal accounting and financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

Ex. 32.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

*	Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

ICO GLOBAL COMMUNICATIONS (HOLDINGS) LIMITED
(Registrant)

Dated: August 8, 2008	By:	/s/ J. TIMOTHY BRYAN
J. Timothy Bryan
Chief Executive Officer (principal executive officer)