Form 10-Q
period 2008-09-30
ICO Global Communications (Holdings) LTD
filed 2008-11-10
CIK 1359555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 3, 2008, the registrant had 153,807,984 shares of Class A common stock and 53,660,000 shares of Class B common stock outstanding.

ICO GLOBAL COMMUNICATIONS (HOLDINGS) LIMITED

FORM 10-Q

For the three and nine months ended September 30, 2008

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$46,409	$146,657
Restricted cash	—	825
Available-for-sale investments	—	14,704
Prepaid expenses and other current assets	9,871	1,823

Total current assets	56,280	164,009
Property in service-net of accumulated depreciation of $859 and $452, respectively	1,013	1,221
Satellite system under construction	511,089	409,209
Available-for-sale investments	72,645	—
Debt issuance costs-net of accumulated amortization of $22,173 and $16,281, respectively	7,385	13,277
Other assets	324	14,417

Total	$648,736	$602,133

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY IN ASSETS
Current liabilities:
Accounts payable	$3,362	$827
Accrued satellite system construction payable	6,413	9,067
Accrued expenses	21,157	22,803
Accrued interest	27,033	14,838
Working capital facility	40,000	—
Convertible debt-net of discount of $8,022	698,290	—
Current portion of capital lease obligations	16,566	15,573

Total current liabilities	812,821	63,108
Capital lease obligations, less current portion	1,296	2,687
Accrued interest	—	20,719
Income tax	11,510	10,480
Convertible debt-net of discount of $14,196	—	635,804

Total liabilities	825,627	732,798

Commitments and contingencies (Note 8)

Stockholders’ deficiency in assets:
Preferred stock, $.01 par value, 75,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.01 par value, 900,000,000 shares authorized, 211,794,830 and 203,348,323 shares issued, and 153,807,984 and 145,379,431 shares outstanding	2,118	2,033
Class B convertible common stock, $.01 par value, 150,000,000 shares authorized, 84,663,382 shares issued and 53,660,000 shares outstanding	847	847
Additional paid-in capital	2,788,671	2,752,269
Treasury stock, 57,986,846 and 57,968,892 shares of Class A common stock and 31,003,382 shares of Class B convertible common stock	(877,545)	(877,489)
Accumulated other comprehensive income	3,896	4,093
Deficit accumulated during the development stage	(2,094,878)	(2,012,418)

Total stockholders’ deficiency in assets	(176,891)	(130,665)

Total	$648,736	$602,133

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,		February 9, 2000 (inception) to September 30, 2008 (development
	2008	2007	2008	2007	stage period)
		(restated)		(restated)
Operating expenses:
General and administrative	$11,846	$10,328	$41,888	$29,885	$661,147
Research and development	2,337	2,439	4,582	6,791	81,650
Contract settlements	—	—	—	—	(74,955)
Impairment of property under construction	—	—	—	—	1,438,304
Loss on disposal of assets	—	—	—	—	11,100

Total operating expenses	14,183	12,767	46,470	36,676	2,117,246

Operating loss	(14,183)	(12,767)	(46,470)	(36,676)	(2,117,246)

Interest income	900	2,683	3,663	9,221	136,584
Interest expense	(9,755)	(8,582)	(29,068)	(26,774)	(218,813)
Other income (expense)	1,187	105	(9,572)	76	(4,109)

Loss before income taxes	(21,851)	(18,561)	(81,447)	(54,153)	(2,203,584)
Income tax benefit (expense)	(233)	(61)	(1,013)	(403)	118,438

Net loss before cumulative effect of change in accounting principle	(22,084)	(18,622)	(82,460)	(54,556)	(2,085,146)
Cumulative effect of change in accounting principle	—	—	—	—	(1,944)

Net loss	$(22,084)	$(18,622)	$(82,460)	$(54,556)	$(2,087,090)

Basic and diluted loss per share:
Loss before cumulative effect of change in accounting principle	$(0.11)	$(0.09)	$(0.41)	$(0.28)	$(10.75)
Cumulative effect of change in accounting principle	—	—	—	—	(0.01)

Basic and diluted loss per share	$(0.11)	$(0.09)	$(0.41)	$(0.28)	$(10.76)

Weighted average shares outstanding used to compute basic and diluted loss per share	206,917,676	198,254,133	201,991,956	198,132,689	194,028,833

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,		February 9, 2000 (inception) to September 30, 2008 (development
	2008	2007	2008	2007	stage period)
		(restated)		(restated)
Net loss	$(22,084)	$(18,622)	$(82,460)	$(54,556)	$(2,087,090)
Other comprehensive income (loss):
Unrealized gain on investments, net of $0 tax	—	—	—	18	—
Cumulative translation adjustments	1,244	(769)	(197)	(758)	3,896

Comprehensive loss	$(20,840)	$(19,391)	$(82,657)	$(55,296)	$(2,083,194)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Nine months ended September 30,		February 9, 2000 (inception) to September 30, 2008 (development
	2008	2007	stage period)
		(restated)
Operating activities:
Net loss	$(82,460)	$(54,556)	$(2,087,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,291	4,304	39,275
Depreciation	407	146	4,138
Non-cash interest expense	13,117	10,737	42,424
Non-cash settlement of litigation matter	2,385	—	2,385
Unrealized foreign exchange (gains) losses	(1,258)	672	(6,530)
Loss on disposal of assets	—	—	11,100
Deferred income tax benefit	—	(103)	(103)
Impairment of property under construction	—	—	1,438,304
Gain on contract settlements	—	—	(74,955)
Gain on Nextel share-pledge derivative	—	—	(9,168)
Deferred tax credit	—	—	(121,928)
Loss on sale of available-for-sale investments	2,647	—	2,647
Other-than-temporary impairment on available-for-sale investments	9,087	—	9,776
Amortization of capitalized SAN operator incentive	—	—	2,593
Cost of issuance of shares to distribution partners	—	—	37,440
Other	—	—	29,713
Other changes in certain assets and liabilities:
Prepaid expenses and other current/non-current assets	(6,941)	(907)	41,557
Accrued interest income	226	4,584	110
Accounts payable	2,542	1,402	2,421
Accrued interest payable	15,136	(32,335)	51,402
Other accrued expenses	(129)	(52)	63,072

Net cash used in operating activities	(38,950)	(66,108)	(521,417)

Investing activities:
Proceeds from launch insurance	—	—	225,000
Debtor in possession advance in relation to Old ICO	—	—	(275,000)
Acquisition of net assets of Old ICO	—	—	(117,590)
Cash received from Old ICO at acquisition	—	—	107,436
Restricted cash	825	—	(5,074)
Purchases of satellite system under construction	(57,955)	(30,720)	(403,808)
Purchases of property under construction	—	—	(497,890)
Purchases of property in service	(199)	(1,124)	(3,347)
Investment in unconsolidated subsidiaries	—	—	(2,373)
Purchases of other assets	—	—	(14,000)
Purchases of available-for-sale investments	(126,850)	(415,203)	(4,404,343)
Maturities and sales of available-for-sale investments	57,274	447,768	4,320,150
Purchases of restricted investments	—	(50)	(94,283)
Maturities and sales of restricted investments	—	46,270	94,305
Proceeds from contract amendments	—	—	44,434
Proceeds from sale of assets	—	—	12,106

Net cash provided by (used in) investing activities	(126,905)	46,941	(1,014,277)

Financing activities:
Net proceeds from issuance of common stock	27,435	—	625,353
Proceeds from exercise of stock options	—	139	139
Net proceeds from issuance of convertible notes	—	—	620,442
Net proceeds from working capital facility	37,539	—	37,539
Proceeds from sales of subsidiary stock and stock options	—	—	9,920
Payment of withholding taxes from stock awards	(94)	—	(771)
Advances from affiliates	—	—	324,395
Repayment of advances from affiliates	—	—	(324,395)
Repayment of note payable to Eagle River	—	—	(37,500)
Repayment of operator financing	—	—	(5,727)
Proceeds from pledge of Nextel shares	—	—	351,600
Proceeds from loan from Teledesic LLC	—	—	20,000
Acquisition of ICO shares from minority interest stockholder	—	—	(30,868)

Net cash provided by financing activities	64,880	139	1,590,127

Effect of foreign exchange rate changes on cash	727	(751)	(8,024)

Net increase (decrease) in cash and cash equivalents	(100,248)	(19,779)	46,409
Cash and cash equivalents—beginning of period	146,657	163,059	—

Cash and cash equivalents—end of period	$46,409	$143,280	$46,409

(continued)

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows (Continued)

(In thousands, except share data, unaudited)

	Nine months ended September 30,		February 9, 2000 (inception) to September 30, 2008 (development
	2008	2007	stage period)
		(restated)
Supplemental disclosures:
Income taxes paid	$405	$38	$7,870
Interest paid	110	48,750	150,512
Capitalized interest	32,579	23,702	86,868

Supplemental disclosure of non-cash activities:
Issuance of Class A common shares in respect of investment in Ellipso, Inc.	—	—	6,863
Issuance of Class B common shares in respect of investment in Ellipso, Inc.	—	—	74
Issuance of Class A common shares in respect of investment in Constellation Communications Holdings, Inc.	—	—	904
Issuance of Class A common shares for settlement of litigation matter	2,385	—	2,385
Issuance of Class A common shares for advisory services	375	375	1,403
Issuance of Class A common shares for stock-based compensation	270	—	3,288
Increase (decrease) in accrued satellite system construction payable, net of liquidated damages	(2,654)	10,224	6,413
Equipment acquired in capital lease agreements	—	—	42,096
Issuance of warrants for the repayment of debt	—	—	4,950
Interest payment on convertible debt in the form of additional notes	56,312	—	56,312

The following securities of ICO arose from the acquisition of Old ICO’s net assets:
93,700,041 Class A common shares and options to acquire Class A common shares issued	—	—	679,873
31,003,382 Class B common shares issued	—	—	275,000
1,600,000 Class A common shares issued to distribution partners	—	—	16,720
200,000 Class A common shares committed to distribution partners	—	—	2,090
50,000,000 warrants issued to acquire Class A common shares	—	—	180,000

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

The Company is currently developing an advanced next-generation hybrid mobile satellite service/ancillary terrestrial component system (“MSS/ATC System”) combining both satellite and terrestrial communications capabilities. The MSS/ATC System will allow the Company to provide wireless voice, video, data and/or Internet service throughout the United States on mobile and portable devices. On April 14, 2008, the Company successfully launched its first GEO satellite (“ICO G1”). ICO G1 will initially be used by the Company to conduct an alpha trial of its ICO Mobile Interactive Media (“ICO mim™”) service (“Alpha Trial”) in the fourth quarter of 2008. ICO mim will combine the Company’s unique interactive satellite capability with terrestrial network coverage to deliver mobile video services including live television content, navigation and enhanced roadside assistance.

2. Development Stage Enterprise and Liquidity Issues

The Company is a development stage enterprise as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises (“SFAS 7”), and will continue to be so until it commences commercial operations. The development stage is from February 9, 2000 (inception) through September 30, 2008.

The Company is not currently generating revenue from operations and it may be unable to obtain the funding necessary to repay its debt obligations due in 2009, complete the construction of its MSS/ATC System and ICO mim service, fund its future working capital requirements, or achieve positive cash flow from operations. As of September 30, 2008, the Company had a working capital deficit (current liabilities exceeded current assets) of $757 million. This deficit is primarily due to the Company’s $650 million aggregate principal amount of convertible notes due in August 2009 (“2009 Notes”), the Company’s $40 million working capital facility due in May 2009 (“2009 Credit Facility”) and investments in student loan backed auction rate securities (“ARS”) recorded as long-term available-for-sale investments in 2008 as described in Note 4. In order to fund the maturity of its short-term debt obligations, the Company plans to refinance the 2009 Notes and 2009 Credit Facility. Based on the current credit crisis and volatility in the capital markets, there is no assurance that this refinancing will be completed on terms acceptable to the Company, if at all. The outcome of these events cannot be predicted at this time, which raises material uncertainty about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company intends to fund its remaining working capital needs for the next 12 months with cash on hand and liquidity generated from settlement activity related to its ARS. To the extent the settlement activity does not generate sufficient liquidity required by the Company’s operating plan, or the Company does not secure additional funding, the Company plans to significantly reduce its operating and development expenditures, which would include, among others, capital expenditures for the terrestrial network development of its MSS/ATC System, related personnel and vendor support, and other overhead.

As described in Note 4, the Company holds ARS that have become illiquid as a result of failed auctions. As of September 30, 2008, the Company held ARS with a par value of approximately $81.6 million and carrying value of $72.6 million. On October 8, 2008, UBS Financial Services, Inc. (“UBS”) notified the Company of a settlement offer whereby UBS would purchase ARS it sold to the Company prior to February 13, 2008 which the Company still holds (“Eligible ARS”). Under the terms of the settlement, at the Company’s option, UBS will purchase Eligible ARS from the Company at par value during the period of June 30, 2010 through July 2, 2012. The Company has until November 14, 2008 to notify UBS if it will accept the terms of the settlement offer. The Company currently intends to do so. UBS will also provide the Company with access to loans for a period until June 30, 2010 for an amount up to 75% of the market value of Eligible ARS, subject to certain restrictions in the indenture governing the Company’s 2009 Notes. In addition, UBS will reimburse the Company for losses incurred, which represents the difference between the securities’ par value and the sale price, on the sale of any Eligible ARS that occurred prior to September 15, 2008. As of September 30, 2008, the Company held approximately $39.7 million of Eligible ARS and losses incurred on the sale of Eligible ARS prior to September 15, 2008 totaled $1.8 million.

3. Summary of Significant Accounting Policies

Interim Financial Statements—The financial information included in the accompanying condensed consolidated financial statements is unaudited and includes all adjustments, consisting of normal recurring adjustments and accruals, considered necessary for a fair presentation. Certain information and footnote disclosures have been condensed or omitted. The financial information as of December 31, 2007, is derived from the Company’s audited consolidated financial statements and notes, included in Item 8 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (“2007 10-K”), filed with the U.S. Securities and Exchange Commission (“SEC”) on March 28, 2008. The financial information included in this quarterly report should be read in conjunction with management’s discussion and analysis of financial condition and results of operations and the consolidated financial statements and notes included in the Company’s 2007 10-K. Operating results and cash flows for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008 or any other interim period.

Restatement of Prior Period Financial Information—During the financial close process for the year ended December 31, 2007, the Company discovered certain errors in its previously issued consolidated financial statements pertaining to its accounting for an embedded beneficial conversion feature included within its 2009 Notes. The Company determined its accounting for this embedded beneficial conversion feature, which was initially recognized in the condensed consolidated financial statements for the three months ended September 30, 2007, should have been recognized in the three months ended September 30, 2005. For the three and nine months ended September 30, 2007, the correction of these errors resulted in a non-cash increase in interest expense of $46,000 and $2 million, respectively, in the Company’s condensed consolidated statement of operations. These errors also resulted in a non-cash increase in income tax expense of $6.7 million in the Company’s condensed consolidated statement of operations for both the three and nine months ended September 30, 2007. For the nine months ended September 30, 2007, these errors resulted in a $3.8 million increase in non-cash interest expense, a $6.7 million decrease in deferred income tax benefit and a $1.7 million change in accrued interest payable in the Company’s condensed consolidated statement of cash flows. In addition, capitalized interest increased by $1.7 million in the supplemental disclosures to the Company’s condensed consolidated statement of cash flows for the nine months ended September 30, 2007. The Company also determined it had incorrectly classified amortization of debt discount related to this embedded beneficial conversion feature of $1.7 million as a change in accrued interest payable, rather than non-cash interest expense, on its condensed consolidated statement of cash flows for the nine months ended September 30, 2007. These errors did not have an impact on net cash from operating, investing or financing activities. The condensed consolidated financial statements for the three and nine months ended September 30, 2007 have been restated to reflect the effect of these adjustments.

The following table is a summary of the effects of these errors on the Company’s condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2007 (in thousands, except per share data):

	Three months ended September 30, 2007		Nine months ended September 30, 2007
	As originally reported	As restated	As originally reported	As restated
Interest expense	$(8,536)	$(8,582)	$(24,751)	$(26,774)
Loss before income taxes	(18,515)	(18,561)	(52,130)	(54,153)
Income tax benefit (expense)	6,649	(61)	6,307	(403)
Net loss	(11,866)	(18,622)	(45,823)	(54,556)
Comprehensive loss	(12,635)	(19,391)	(46,563)	(55,296)
Basic and diluted loss per share	(0.06)	(0.09)	(0.23)	(0.28)

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

Cash and Cash Equivalents—Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities from the date of purchase of 90 days or less. Cash and cash equivalents are comprised of the following (in thousands):

	September 30, 2008	December 31, 2007
Cash	$3,343	$554
Money market funds	43,066	124,726
Commercial paper	—	21,377

	$46,409	$146,657

Available-for-Sale Investments—As of September 30, 2008, the Company’s available-for-sale investments were held in ARS, classified as long-term and reported at fair value. As of December 31, 2007, the Company’s available-for-sale investments were held in commercial paper, classified as current and reported at fair value. Available-for-sale investments are measured using quoted prices in active markets, or valued based on other observable and unobservable inputs within the hierarchy established in SFAS No. 157, Fair Value Measurements (“SFAS 157”), which the Company adopted on January 1, 2008. Investments that have maturity dates less than one year are classified as current assets while those with maturities greater than one year are classified as long-term assets. Realized gains and losses on investments sold are determined using the specific identification method. The Company recognizes realized losses when the fair value of its investments is below the cost basis and the decline is determined to be other-than-temporary. In determining whether a decline in fair value is other-than-temporary, the Company considers various factors including market price (when available), investment ratings, the financial condition and near-term prospects of the issuer, the length of time and the extent to which the fair value has been less than the cost basis and the Company’s ability and intent to hold the investment until maturity or for a period of time sufficient to allow for any anticipated recovery in market value. If the Company determines that a decline in fair value is other-than-temporary, the investment is valued at the current estimated fair value and a realized loss equal to the decline is reflected in its condensed consolidated statement of operations. The Company includes any unrealized gains or losses on its investments that are deemed to be temporary, net of tax, in stockholders’ equity (deficiency in assets) as a component of accumulated other comprehensive income (loss). The Company does not currently hold any derivative financial instruments.

Prepaid Expenses and Other Current Assets—Prepaid expenses and other current assets consist primarily of payments made for satellite in-orbit insurance and debt issuance costs incurred in connection with issuance of the 2009 Credit Facility. Satellite in-orbit insurance costs will be amortized using the straight-line method upon completion of satellite system in-orbit testing, currently expected to be in November 2008, through April 2009.

Property in Service—Property in service consists primarily of computer equipment, software, furniture and fixtures and leasehold improvements. Property in service is recorded at cost, net of accumulated depreciation, and is depreciated using the straight-line method. Computer equipment and furniture and fixtures are depreciated over their estimated useful lives ranging from three to five years. Software is depreciated over the shorter of its contractual license period or three years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the respective lease. Significant additions and improvements to property in service are capitalized. Repair and maintenance costs are expensed as incurred.

Satellite System Under Construction—Satellite system under construction includes third-party construction and engineering costs incurred in the design, manufacture, test and launch of the MSS/ATC System, satellite launch insurance costs and costs incurred for the procurement of equipment and technology for use in the ICO mim service. Satellite system under construction will be classified as property in service when the assets are placed into service and will be depreciated using the straight-line method based on the anticipated useful lives of the assets ranging from 5 to 15 years.

Capitalized Interest—The Company capitalizes interest costs associated with the development of its MSS/ATC System and ICO mim service. Interest capitalized to satellite system under construction for the three and nine months ended September 30, 2008 and 2007 was $11.9 million and $32.6 million and $8.7 million and $23.7 million, respectively.

Debt Issuance Costs—Costs incurred in connection with the issuance of the 2009 Credit Facility and 2009 Notes have been capitalized and are included in prepaid expenses and other current assets and debt issuance costs on the Company’s condensed consolidated balance sheets. Debt issuance costs associated with the 2009 Credit Facility are being amortized using the effective interest method from April 2008 through maturity in May 2009. Debt issuance costs associated with the 2009 Notes are being amortized using the effective interest method from issuance in August 2005 through maturity in August 2009.

Amortization of debt issuance costs is included in interest expense in the condensed consolidated statements of operations. Amortization of debt issuance costs for the three and nine months ended September 30, 2008 and 2007 was $2.6 million and $6.9 million and $1.8 million and $5.3 million, respectively.

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

Level 3—Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

As of September 30, 2008, the fair value of the Company’s available-for-sale investments was determined using Level 3 inputs (see Note 4). The fair value of the 2009 Notes, for the purpose of disclosure, was determined using Level 2 inputs. The carrying amounts of all other financial instruments are reasonable estimates of their fair values because they are equivalent to cash or due to their short-term nature.

Accumulated Other Comprehensive Income—As of September 30, 2008 and December 31, 2007, the Company’s accumulated other comprehensive income consisted of cumulative translation adjustments of $3.9 million and $4.1 million, respectively.

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

Contract Settlements—With respect to disputed contracts, the Company continues to record expenses according to its contractual obligation until such contract is terminated. Upon termination, and prior to settlement, the Company continues to accrue estimated late payment fees and interest expense, as applicable. Upon reaching settlement, whereby the other party’s claims are legally released, the Company extinguishes its recorded liability, resulting in the recognition of a gain or loss on contract settlement.

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

The Company records stock-based compensation on stock options and restricted stock awards issued to employees, directors and consultants. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model (“Black-Scholes Model”) based on the single option award approach. The fair value of restricted stock awards is determined based on the number of shares granted and the quoted market price of the Company’s Class A common stock on the date of grant. The fair value of stock options is amortized to expense on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of restricted stock awards with performance conditions is amortized to expense over the requisite service period using the accelerated method of expense recognition. The fair value of share-based payment awards as determined by the Black-Scholes Model is affected by the Company’s stock price as well as other assumptions. These assumptions include, but are not limited to, the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. SFAS 123(R) requires forfeitures to be estimated at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Foreign Currency Translation and Foreign Currency Transactions—The reporting currency for the Company’s operations is U.S. dollars. The Company translates the activities of its subsidiaries with functional currencies other than the U.S. dollar during the period at the average exchange rate prevailing during the period. Assets and liabilities denominated in foreign currencies are translated at the exchange rates prevailing at the balance sheet date. Translation adjustments resulting from these processes are recognized as a component of accumulated other comprehensive income (loss). The Company recognizes applicable cumulative translation adjustments as a component of operating income (loss) in the period in which a subsidiary is substantially liquidated. For the three and nine months ended September 30, 2008 and 2007, there were no gains or losses resulting from the liquidation of subsidiaries.

Gains and losses on foreign currency transactions are recognized as a component of other income (expense) in the condensed consolidated statements of operations in the period in which they occur. For the three and nine months ended September 30, 2008 and 2007, losses on intercompany foreign currency transactions of $7.5 million and $1.5 million and gains on intercompany foreign currency transactions of $1.6 million and $2.4 million, respectively, have been excluded from net loss and reported as a component of accumulated other comprehensive income due to their long-term investment nature.

Loss Per Share—Basic loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing loss allocable to common shareholders by the weighted average common shares outstanding plus dilutive potential common stock. Dilutive potential common stock includes unvested restricted stock awards, stock options and warrants, the dilutive effect of which is calculated using the treasury stock method. Prior to satisfaction of all conditions of vesting, unvested restricted stock awards are considered contingently issuable consistent with SFAS No. 128, Earnings Per Share, and are excluded from weighted average common shares outstanding. The following table sets forth the computation of basic and diluted loss per share (in thousands, except share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net loss	$(22,084)	$(18,622)	$(82,460)	$(54,556)

Weighted average common shares outstanding	207,437,895	198,304,133	202,569,005	198,182,689
Less: weighted average unvested restricted stock awards	(520,219)	(50,000)	(577,049)	(50,000)

Shares used for computation of basic and diluted loss per share (1)	206,917,676	198,254,133	201,991,956	198,132,689

Basic and diluted loss per share	$(0.11)	$(0.09)	$(0.41)	$(0.28)

(1)	The effect of stock options and warrants was anti-dilutive, and they were not included in the calculation of diluted loss per share. As of September 30, 2008 and 2007, anti-dilutive stock options and warrants totaled 16,250,683 and 13,921,933, respectively.

If all of the 2009 Notes were converted into Class A common stock of ICO North America, the Company’s future earnings would be diluted as the Company’s ownership interest in ICO North America would be reduced to approximately 53%.

New Accounting Pronouncements—In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157. This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The FASB provided a one year deferral for the implementation of SFAS 157 for certain other nonfinancial assets and liabilities. The Company adopted SFAS 157 on January 1, 2008. The adoption of SFAS 157 for financial assets and financial liabilities did not have a material impact on the Company’s financial position, results of operations or cash flows, but did require additional disclosures (see Note 4). The Company has not determined the impact that the implementation of SFAS 157 will have on its nonfinancial assets and liabilities; however, the Company does not anticipate implementation will have a material impact on its financial position, results of operations or cash flows.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS 161.

4. Available-for-Sale Investments

During the first quarter of 2008, the Company used the proceeds from the sale and maturity of certain of its investments and cash and cash equivalents to purchase student loan backed ARS. As of September 30, 2008, the Company held ARS with a par value of approximately $81.6 million and carrying value of $72.6 million. These ARS consisted of variable rate bonds, with maturities ranging from 22 to 39 years, for which the interest rates normally reset through a dutch auction each month. As a result of the impact of the current conditions in the global financial markets, these ARS have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. Therefore, the ARS cannot be liquidated until: (i) a successful auction occurs; (ii) the issuers of the ARS call the ARS at par; (iii) a liquid market develops for these ARS; or (iv) settlements by financial institutions which underwrote these securities become effective. These events may not occur for a period longer than one year. As of September 30, 2008, the Company had received cash proceeds of $5.7 million for ARS that have been called at par. In July 2008, the Company sold ARS with a par value of $15.4 million for $12.7 million of cash proceeds. The $2.7 million loss was recorded as other expense on the Company’s condensed consolidated statement of operations.

On October 8, 2008, UBS notified the Company of a settlement offer whereby UBS would purchase Eligible ARS it sold to the Company prior to February 13, 2008. Under the terms of the settlement, at the Company’s option, UBS will purchase Eligible ARS from the Company at par value during the period of June 30, 2010 through July 2, 2012. The Company has until November 14, 2008 to notify UBS if it will accept the terms of the settlement offer. The Company currently intends to do so. UBS will also provide the Company with access to loans for a period until June 30, 2010 for an amount up to 75% of the market value of Eligible ARS, subject to certain restrictions in the indenture governing the Company’s 2009 Notes. In addition, UBS will reimburse the Company for losses incurred, which represents the difference between the securities’ par value and the sale price, on the sale of any Eligible ARS that occurred prior to September 15, 2008. As of September 30, 2008, the Company held approximately $39.7 million of Eligible ARS and losses incurred on the sale of Eligible ARS prior to September 15, 2008 totaled $1.8 million.

Typically, the fair value of ARS approximate par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. As such, the Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of September 30, 2008. The assumptions used in preparing the discounted cash flow model are both observable and unobservable and include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS.

The following table summarizes the fair value of the Company’s available-for-sale investments by the different levels of inputs required by SFAS 157 as of September 30, 2008 (in thousands):

		Fair value measurement using:
	Total fair value	Quoted market prices (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Long-term available-for-sale investments	$72,645	$—	$—	$72,645

The following table summarizes the change in fair value of the Company’s available-for-sale investments using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2008 (in thousands):

	Three months ended September 30, 2008	Nine months ended September 30, 2008
Fair value, beginning of period	$73,463	$—
Purchases, issuances and settlements, net	(300)	97,000
Other-than-temporary losses included in net loss	(650)	(9,087)
Realized gains (losses) included in net loss	33	(2,647)
Interest accretion on other-than-temporary impairment	99	99
Transfers out of Level 3 due to changes in observability of significant inputs	—	(12,720)

Fair value, end of period	$72,645	$72,645

Consistent with the guidance provided in FASB Staff Position FAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the Company evaluates its investments for other-than-temporary impairment. As of September 30, 2008, individual securities with a fair value below the cost basis were evaluated to determine if they were other-than-temporarily impaired. In determining whether the decline in fair value was other-than-temporary, the Company considered various factors including market price (when available), investment ratings, the financial condition and near-term prospects of the issuer, the length of time and the extent to which the fair value has been less than the cost basis, and its intent and ability to hold the investment until maturity or for a period of time sufficient to allow for any anticipated recovery in market value.

Based on the Company’s analysis of its portfolio of ARS, the uncertainty in the global financial market, its assessment of the period until recovery and its liquidity needs during the period until recovery, the Company determined that the decline in the fair value of its ARS as of September 30, 2008 was other-than-temporary. For the three and nine months ended September 30, 2008, the Company recognized a pre-tax other-than-temporary impairment charge of $650,000 and $9.1 million, respectively, as other expense on its condensed consolidated statement of operations. The Company did not record any unrealized gains or losses as a component of other comprehensive income (loss) relating to investments held at September 30, 2008.

5. Satellite Access Node Agreements and Contract Settlements

As part of the ground infrastructure for its MEO satellite system, the Company established satellite access node (“SAN”) sites in eleven countries throughout the world. Prior to 2000, the Company entered into noncancellable agreements with certain vendors (“SAN Operators”) that own and operate the Company’s SAN sites. All of the agreements provide for varying levels of support required to operate the SAN sites (“SAN Operating Agreements”). Additionally, certain of the agreements require the repayment of certain up-front infrastructure costs incurred on the Company’s behalf (“SAN Infrastructure Agreements”) that represent capital leases payable with initial interest rates ranging from 8.5% to 20%.

Over the past several years, the Company has significantly curtailed further construction on its MEO satellite system which increased the likelihood that many of these SAN sites would not be utilized in a timely fashion in the contemplated MEO satellite system. As a result, eight of the ten SAN Operators terminated their agreements with the Company from 2004 to 2006 and discontinued providing the requisite level of services. The Company accrues operating expenses until the related agreement is terminated and the SAN Operator has ceased providing services. Certain of the terminated agreements were settled in exchange for a nominal level of consideration, including cash and the transfer of certain SAN assets. Certain of the terminated agreements have not been settled and remain outstanding.

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

The following represents a summary of the transactions with the various SAN Operators (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Total SAN liability, beginning of period	$52,464	$47,501	$49,193	$45,591
Expense recognized under SAN Operating Agreements	534	456	1,566	1,331
Interest expense related to SAN Infrastructure Agreements	913	592	2,814	2,219
Payments made to SAN Operators	(290)	(1,106)	(1,281)	(2,472)
Effect of changes in foreign currency exchange rates	(2,328)	641	(999)	1,415

Total SAN liability, end of period	$51,293	$48,084	$51,293	$48,084

The total SAN liability is comprised of the following amounts which are included in the following line items on the condensed consolidated balance sheets (in thousands):

	September 30, 2008	December 31, 2007
Accrued expenses	$16,380	$16,095
Accrued interest (current portion)	17,051	14,838
Current portion of capital lease obligations	16,566	15,573
Capital lease obligations, less current portion	1,296	2,687

	$51,293	$49,193

6. Working Capital Facility

On March 27, 2008, ICO North America entered into a credit agreement with Jefferies & Company, Inc., among others, for a working capital facility of $40 million. The transaction closed on April 7, 2008 at which time the entire amount of the facility was drawn. The 2009 Credit Facility matures on May 1, 2009 and bears interest at a rate of 12.5% per year which is payable at maturity. The total amount due at maturity is expected to be $45.4 million. The 2009 Credit Facility is guaranteed by ICO North America and is collateralized by a first priority lien on substantially all of the assets of ICO North America. Proceeds from the 2009 Credit Facility are being used to provide necessary cash flow for operations during 2008.

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

The 2009 Credit Facility contains other terms, conditions and affirmative and negative covenants, including prohibitions or restrictions (subject to qualifications and exceptions) on the ability of ICO North America to: (i) issue other first lien debt; (ii) declare dividends or make other distributions; (iii) issue capital stock; (iv) make loans or investments (including acquisitions); (v) incur additional indebtedness; (vi) grant liens; (vii) enter into sale-leaseback transactions; (viii) prepay or modify the terms of the 2009 Notes; (ix) modify the terms of certain other material agreements; (x) enter into new lines of business; (xi) recapitalize, merge, consolidate or enter into certain acquisitions; (xii) sell its assets; and (xiii) enter into certain transactions with its affiliates. In addition, ICO North America is required to maintain liquidity, which is defined as cash, cash equivalents and the market value of ARS, of $5 million. As of September 30, 2008, ICO North America was in compliance with all of the financial covenants included in the 2009 Credit Facility.

7. Convertible Debt

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

The 2009 Notes mature in August 2009 and bear interest at a rate of 7.5% per year, payable semi-annually in arrears in cash on February 15 and August 15. Subject to certain exceptions, for the period from August 16, 2007 through August 15, 2009, ICO North America has the option of paying accrued interest due with additional notes in lieu of cash at an increased interest rate of 8.5% per annum. ICO North America elected to make its February 15, 2008 and August 15, 2008 interest payments of $27.6 million and $28.8 million, respectively, in the form of additional notes. The Company anticipates making future interest payments in the form of additional notes as well which will result in $767.6 million due at maturity. Therefore, the rate used to accrue interest on the outstanding 2009 Notes has been adjusted to 8.5% per annum effective August 16, 2007. The 2009 Notes are recorded at cost on the condensed consolidated balance sheets.

The 2009 Notes are convertible, at the option of the holder, into ICO North America’s Class A common stock. The initial conversion price of the 2009 Notes was $4.25 per share, subject to adjustment pursuant to the indenture. The conversion price was subsequently adjusted to $4.06 per share as explained below. Additionally, the 2009 Notes will automatically convert into shares of ICO North America’s Class A common stock upon a qualifying private offering or sale, a qualifying public offering of ICO North America’s common stock or upon written consent of holders owning two-thirds of the 2009 Notes. As of September 30, 2008, if all of the 2009 Notes were converted into Class A common stock of ICO North America, the Company’s ownership interest in ICO North America would be reduced to approximately 53%. Holders of the 2009 Notes also have the right of first offer on any equity securities of ICO North America subject to certain exemptions and conditions.

The 2009 Notes contain embedded beneficial conversion features contingent upon the occurrence, or non-occurrence, of certain future events, including lack of completion by ICO North America of a qualified public offering by August 15, 2007, the issuance of ICO North America Class A common stock and the issuance of options or warrants to purchase ICO North America Class A common stock. The Company has accounted for these beneficial conversion features in accordance with Emerging Issue Task Force (“EITF”) Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The value of the embedded beneficial conversion feature associated with the lack of completion by ICO North America of a qualified public offering was initially measured and recognized at the commitment date, August 15, 2005. The value of all other embedded beneficial conversion features of the 2009 Notes will be measured at the time such events occur, if at all.

The value of the embedded beneficial conversion feature associated with the lack of completion by ICO North America of a qualified public offering was initially calculated based on a 2% premium on the fully diluted shares outstanding as of August 15, 2005. This beneficial conversion feature resulted in a reduction to the conversion price of the 2009 Notes from $4.25 per share to

$4.06 per share. The total value of the beneficial conversion feature was determined to be approximately $30 million, which was recorded as a reduction in the 2009 Notes and an increase to additional paid-in capital at August 15, 2005, and is being recognized as interest expense over the life of the 2009 Notes using the effective interest method. In accordance with EITF Issue No. 05-8, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature, the Company recorded a deferred tax liability of $10.2 million in 2005 related to the tax treatment of this beneficial conversion feature, and reduced its valuation allowance by an offsetting amount. As of August 15, 2007, ICO North America had not completed a qualifying public offering. The non-occurrence of this event triggered re-measurement of the value of the embedded beneficial conversion feature associated with the lack of completion by ICO North America of a qualified public offering. This re-measurement resulted in additional value to the beneficial conversion feature equal to approximately $304,000, with a related income tax effect of $103,000. The $103,000 was recorded as a reduction to additional paid-in capital and as an income tax benefit for the year ended December 31, 2007.

The 2009 Notes have a registration rights agreement whereby a majority of the holders of the 2009 Notes can demand at any time, starting on August 15, 2008, that the Company register the ICO North America shares. If the Company fails to register the ICO North America shares within 60 days of a demand, or the registration of the ICO North America shares has not been declared effective by the SEC within 120 days, the interest rate on the 2009 Notes increases by 1% every 90 days up to a maximum of 13.5%. This additional interest would be required to be paid in cash. The maximum amount of additional interest expense the Company could incur if it failed to register the ICO North America shares would be approximately $8.3 million through the maturity of the 2009 Notes. No demand for registration has been made to date, and the Company currently believes that it is not probable it will be required to remit any additional interest to the holders of the 2009 Notes for failing to obtain an effective registration statement.

The 2009 Notes also contain covenants including, but not limited to, restrictions on ICO North America’s future indebtedness and the payment of dividends. In addition, all of ICO North America’s stock is pledged and all of its existing and future assets are held as collateral for the 2009 Notes. As of September 30, 2008, ICO North America was in compliance with all of the financial covenants included in the 2009 Notes.

8. Commitments and Contingencies

Purchase Commitments—The Company has an agreement with Space Systems/Loral, Inc. (“Loral”) to design, develop, manufacture, test and deliver ICO G1 and to develop, test and implement a ground-based beam forming system related to the operation of the satellite. ICO G1 was delivered in February 2008 and was successfully launched on April 14, 2008. The Company is in the final stages of space segment in-orbit testing of ICO G1 and testing the ground-based beam forming system. The Company also retains an option through December 31, 2008 to purchase one additional GEO satellite.

The Company has an agreement with Hughes Network Systems, LLC (“HNS”) to provide gateway equipment and services for the Company’s MSS/ATC System including the design, manufacture, delivery and test of the radio frequency subsystem, the gateway system controller, the gateway control network and the gateway system interconnections. The gateway is located at the HNS facility in North Las Vegas, Nevada. The Company retains an option through May 2009 to purchase a diverse site radio frequency terminal along with an associated diverse site facility. The Company also has an agreement with HNS to develop user equipment and a GEO Mobile Radio Interface (“GMR”) satellite gateway for use in its Alpha Trial.

The Company has an agreement with Lucent Technologies, Inc. (“Alcatel-Lucent”) to provide certain architecture and technical design services to develop and manufacture equipment for the ICO mim service, including repeaters, satellite headend and gateway core equipment. Alcatel-Lucent is responsible for the delivery, installation and testing of this equipment which is an integral part of the Company’s ICO mim service.

On April 15, 2008, the Company entered into an agreement with Delphi Automotive Systems LLC (“Delphi”) to assist with development of equipment compatible with the Company’s ICO mim service that is capable of being manufactured for sale to original equipment manufacturers and aftermarket users as well as to provide the Company with consultation regarding technical issues related to the advancement of ICO mim.

On September 18, 2008, the Company entered into an agreement with Qualcomm Incorporated (“Qualcomm”) whereby Qualcomm will integrate satellite and cellular communication technology in select multi-mode mobile baseband chips and include S-band capabilities in select radio frequency chipsets. This agreement will enable manufacturers of cellular devices to build products that operate in the S-band frequencies where the Company operates. In connection with this agreement, subject to certain rights of termination, the Company and Mobile Satellite Ventures (“MSV”), another MSS provider, have entered into a mutual non-assertion agreement related to relevant aspects of their respective patent portfolios.

As of September 30, 2008, the Company had purchase commitments of approximately $76.3 million related to the agreements described above as well as other secondary agreements related to the development of its MSS/ATC System and ICO mim service. Approximately $53.3 million of this amount is payable from 2008 to 2011, the majority of which relates to the achievement of certain construction, delivery and deployment milestones related to the development of the MSS/ATC System and the completion of certain agreed-upon services associated with the Company’s ICO mim service. Additional payments of $23 million, including interest, related to in-orbit satellite performance incentives associated with ICO G1, are payable over 15 years from 2008 through 2023.

Satellite System Operating Commitments—The Company has an agreement with Intelsat, Ltd. (“Intelsat”) to provide operational services to support the telemetry, tracking and control (“TT&C”) system of ICO G1. Under this agreement, the Company is obligated to pay Intelsat a recurring, monthly fee associated with TT&C and other satellite support services. The Company also has an agreement with HNS to provide operations, maintenance and hosting services for its GEO gateway located in North Las Vegas, Nevada. In addition to these agreements, the Company has commitments for operational services related to its MEO satellite and certain MEO SAN sites. As of September 30, 2008, the Company had satellite system operating commitments of approximately $22.4 million related to these agreements as well as other secondary agreements related to the operation of its MSS/ATC System and its MEO satellite system.

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

The Company leases office space, a storage facility for its MEO satellites and certain equipment under noncancellable rental agreements accounted for as operating leases. In addition, the Company has lease commitments for the terrestrial network sites that support its Alpha Trial. Total rental expense under operating leases for the three and nine months ended September 30, 2008 and 2007 was approximately $451,000 and $1.2 million and $278,000 and $595,000, respectively, and is included in general and administrative expenses in the Company’s condensed consolidated statements of operations.

Litigation—In response to the Company’s demand for arbitration, in August 2004 Boeing Satellite Systems International, Inc. (“BSSI”) filed an action in the Superior Court of the State of California, in and for the County of Los Angeles, seeking a judicial declaration that the Company had terminated its contractual agreements with BSSI, and thereby extinguished all of the Company’s rights and claims against BSSI arising out of or relating to the development, construction and launch of the Company’s MEO satellites. In response, the Company filed a cross complaint seeking damages from BSSI for breach of the parties’ agreements and for other wrongful, tortious conduct. Subsequently, the Company also filed a cross complaint against The Boeing Company (“Boeing”), BSSI’s corporate parent, alleging wrongful, tortious conduct that also damaged the Company. BSSI filed a cross complaint against the Company seeking unspecified monetary relief.

On October 21, 2008, the jury awarded the Company at least $370.6 million in its verdict in the case. The jury awarded the Company $370.6 million against BSSI, composed of $279 million for breach of contract and fraud with regard to satellite pricing and $91.6 million for fraud with regard to launches. The jury also awarded the Company $91.6 million against Boeing for tortious interference. Whether the Company can collect $91.6 million from Boeing, in addition to the $370.6 million from BSSI, will be the subject of further proceedings. The award does not include any pre-judgment interest that is to be applied by the judge, which the Company believes should be approximately $100 million, though that amount is contested by BSSI and Boeing. The jury also rejected all of BSSI’s causes of action against the Company.

On October 28, 2008, in view of the jury’s finding that BSSI and Boeing acted against the Company with malice, oppression or fraud, the jury heard evidence and argument to determine the amount, if any, of punitive damages to be awarded to the Company. On October 31, 2008, the jury awarded the Company $236 million in punitive damages, consisting of $59 million against BSSI and $177 million against Boeing.

Through September 30, 2008, the Company has incurred approximately $17.7 million in pursuing this litigation and expects it will continue to incur additional costs through the ultimate resolution, which is uncertain. The awards are subject to the risks of post-trial motions, determination of the interest amount, appeals and collection.

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

In June 2008, Sprint Nextel filed an action in the U.S. District Court in the Eastern District of Virginia seeking a court order requiring the Company to reimburse Sprint Nextel for current and estimated future spectrum clearing costs up to $100 million. The FCC’s rules establish the circumstances under which Sprint Nextel may seek reimbursement of eligible clearing costs from MSS entrants such as the Company. On August 29, 2008, the court granted the Company’s motion to stay on primary jurisdiction grounds, stayed the case pending further FCC action, and removed the case from the court’s active docket. The Company believes the FCC’s rules do not require payment under the existing circumstances, which have arisen because of Sprint Nextel’s failure to meet its clearing obligation. The Company believes that Sprint Nextel’s claims are without merit and intends to vigorously defend itself against Sprint Nextel. The Company currently believes that this lawsuit will not have a material adverse effect on its financial condition, results of operations or cash flows; however, the outcome is uncertain.

For the nine months ended September 30, 2008, the Company recorded approximately $3 million related to its litigation matters (excluding legal costs), the impact of which was primarily non-cash.

In the opinion of management, except for those matters described above and in Note 5, litigation, contingent liabilities and claims against the Company in the normal course of business are not expected to involve any judgments or settlements that would be material to the Company’s financial condition, results of operations or cash flows.

Internal Revenue Service (“IRS”) Inquiry—The IRS has been considering whether a gain reported by the Company in 2003 related to the sale of securities under a variable forward contract might be properly reported in a year prior to 2003. As the Company believed its original reporting was proper, and that it was more likely than not its tax reporting position would be sustained, no liability has been recorded for uncertain tax positions related to this matter. The IRS has concluded its review of this issue and has accepted the Company’s tax filings for 2003 and the prior years under review as filed.

9. Share-Based Payment

The Company records stock-based compensation on stock options and restricted stock awards issued to employees, directors and consultants in accordance with SFAS 123(R), which requires measurement of all share-based payment awards based on the estimated fair value on the date of grant, and recognition of compensation cost over the requisite service period for awards expected to vest. The Company estimates its forfeiture rate for stock options and restricted stock awards based on the Company’s historical rate of forfeitures due to voluntary terminations and the fact that the Company has a limited number of employees, many of whom are critical to the Company, and expectations for forfeitures in the future. For the three and nine months ended September 30, 2008 and 2007, the Company recognized stock-based compensation expense of $1.7 million and $6.3 million and $1.5 million and $4.3 million, respectively. Stock-based compensation is included in general and administrative expenses in the Company’s condensed consolidated statements of operations.

Stock Options—The Company has granted stock options to employees, directors and consultants in connection with their service to the Company. For the three and nine months ended September 30, 2008 and 2007, the Company recognized stock-based compensation expense of $1.5 million and $5.1 million and $1.5 million and $4.2 million, respectively, related to stock options it has granted.

The weighted average fair value of stock options granted during the nine months ended September 30, 2008 and 2007 was estimated using the Black-Scholes Model with the following assumptions:

	Nine months ended September 30,
	2008	2007
Weighted average expected volatility	66%	39%
Weighted average risk-free interest rate	3.6%	4.6%
Expected dividend yield	0%	0%
Weighted average expected term in years	6.2	7.1
Weighted average estimated fair value per option granted	$1.59	$2.22

The expected volatility is based upon the Company’s historical stock price volatility as well as a review of the historical volatility of other entities similar to the Company, which the Company believes is a reasonable indicator of expected volatility. The risk-free interest rate is based upon U.S. Treasury bond interest rates appropriate for the term of the Company’s employee stock options. The expected dividend yield is based on the Company’s history and expectation of dividend payments. The expected term has been estimated using the simplified method as described in Staff Accounting Bulletin (“SAB”) No. 110 which permit entities, under certain circumstances, to continue to use the simplified method in developing estimates of the expected term of “plain-vanilla” share options beyond December 31, 2007, as was allowed under SAB No. 107.

The Company’s stock option activity for the nine months ended September 30, 2008 is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding — December 31, 2007	12,572,323	$4.72
Granted	540,000	$2.57
Forfeited	33,750	$3.01

Outstanding — September 30, 2008	13,078,573	$4.63

Exercisable — September 30, 2008	5,044,885	$5.01

Vested and expected to vest — September 30, 2008	12,509,182	$4.65

The total fair value of stock options granted during the nine months ended September 30, 2008 was $859,000.

Restricted Stock Awards—In November 2005, the Company granted 1,600,000 shares of restricted Class A common stock to Eagle River Investments, LLC (“Eagle River Investments”) (which subsequently assigned the shares to Eagle River Satellite Holdings, LLC (“ERSH”)) and certain employees and board members. Of these shares, 1,000,000 were granted to Eagle River Investments and treated as a stock dividend. The remaining 600,000 shares had a grant date fair value of $2.4 million and were charged to expense over the requisite service periods. Restricted stock awards equal to 1,500,000 shares, 50,000 shares and 50,000 shares vested on October 12, 2006, July 14, 2007 and July 14, 2008, respectively.

In October 2007, the Company granted 580,000 shares of restricted Class A common stock to certain employees and consultants. The restricted stock awards contain performance and service conditions to encourage the attainment of key performance targets in 2008 and retention of employees. Individual employees and consultants have different amounts of restricted stock awards allocated to the various performance conditions dependent on their responsibilities. The portion of restricted stock awards allocated to a particular performance condition vest 50% when that condition is achieved. After the performance condition is achieved, 25% of shares allocated to that condition vest one year after the performance condition is achieved and the remaining 25% of shares allocated to that condition vest two years after the performance condition is achieved. The ability to meet each of the performance conditions expires on December 31, 2008. The total compensation cost associated with these restricted stock awards was $2.6 million and is being charged to expense over the requisite service periods. Restricted stock awards equal to 84,783 shares vested on May 9, 2008 upon satisfaction of certain performance conditions.

For the three and nine months ended September 30, 2008 and 2007, the Company recognized stock-based compensation expense of $259,000 and $1.2 million and $19,000 and $117,000, respectively, related to its restricted stock awards.

For the nine months ended September 30, 2008, the Company did not grant any restricted stock awards. The Company’s restricted stock award activity for the nine months ended September 30, 2008 is summarized as follows:

	Number of restricted stock awards	Weighted average fair value
Unvested — December 31, 2007	630,000	$4.40
Vested	134,783	$4.26
Forfeited	438	$4.46

Unvested — September 30, 2008	494,779	$4.44

10. Stockholders’ Deficiency in Assets

The Company entered into a series of securities purchase agreements with a small group of institutional investors which closed in June 2008. Under these agreements, the Company issued and sold 7,574,416 shares of its Class A Common Stock at a price equal to the 20 day moving average of the Company’s closing price prior to the dates of the various agreements as quoted on NASDAQ, less a discount of 5%. These stock sales resulted in aggregate gross proceeds to the Company of $27.5 million.

11. Related Parties

Eagle River Investments, Eagle River, Inc. and ERSH—ERSH is the Company’s controlling stockholder with an economic interest of approximately 31.5% and a voting interest of approximately 67.3%. The Company has an agreement with Eagle River, Inc. to provide advisory services to the Company. This agreement has an annual fee of $500,000 and is payable in quarterly installments in stock or cash, at the Company’s option. To date, the Company has elected to make all payments in Class A common stock and has issued 347,413 shares as consideration. As of September 30, 2008 and December 31, 2007, the Company owed Eagle River, Inc. approximately $42,000 pursuant to the advisory services agreement, which was included in accrued expenses on the Company’s condensed consolidated balance sheets.

The Company has a month-to-month agreement with Eagle River, Inc. to provide office space and administrative support to the Company in Kirkland, Washington. Total payments made to Eagle River, Inc. under this agreement were $23,000 and $52,000 and $16,000 and $47,000 for the three and nine months ended September 30, 2008 and 2007, respectively.

Clearwire Corporation—Eagle River Holdings, LLC (which, like ERSH, is ultimately beneficially owned by Craig McCaw) is a significant stockholder of Clearwire Corporation (“Clearwire”). The Company has a month-to-month agreement with Clearwire to provide office space for certain of its regulatory personnel in Washington, DC. Total payments made to Clearwire under this agreement for both the three and nine months ended September 30, 2008 and 2007 were $15,000 and $45,000, respectively. The Company also has an agreement with Clearwire to explore ways to collaborate on offering Clearwire’s broadband Internet offering in conjunction with the Company’s ICO mim service, and building out and sharing a terrestrial network (“Cooperation Agreement”). Pursuant to a lease in connection with the Cooperation Agreement, the Company will reimburse Clearwire for utility usage at certain of Clearwire’s terrestrial towers in Raleigh Durham as part of the Company’s Alpha Trial. Total payments made to Clearwire under this agreement for the three and nine months ended September 30, 2008 were $7,000.

Davis Wright Tremaine—A principal of Eagle River, Inc., who is also a board member of the Company, is the spouse of a partner at the law firm Davis Wright Tremaine LLP (“DWT”) which provides the Company with ongoing legal services. Total payments made to DWT under this agreement for the three and nine months ended September 30, 2008 and 2007 were $32,000 and $49,000 and $92,000 and $257,000, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying notes included elsewhere in this quarterly report and the audited consolidated financial statements and notes included in our 2007 10-K. The information contained in this discussion and analysis reflects the restatement of certain of our previously reported financial information pertaining to our accounting for an embedded beneficial conversion feature included within our 2009 Notes. Please refer to Note 3 to the condensed consolidated financial statements in this quarterly report for a discussion and the impact of this restatement.

Special Note Regarding Forward-Looking Statements

With the exception of historical facts, the statements contained in this management’s discussion and analysis are “forward-looking” statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statements. Factors that might cause or contribute to such a difference include, but are not limited to, those discussed under “Risks and Uncertainties” below and elsewhere in this quarterly report. The forward-looking statements included in this document are made only as of the date of this report, and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

Overview

We are a next-generation MSS operator authorized to offer MSS throughout the United States using a GEO satellite. The FCC has authorized MSS operators, upon application and approval, to use MSS spectrum terrestrially to provide integrated satellite and terrestrial services. We are currently developing an advanced next-generation hybrid MSS/ATC System combining both satellite and terrestrial communications capabilities. Our MSS/ATC System will allow us to provide wireless voice, video, data and/or Internet service throughout the United States on mobile and portable devices. To provide commercial ATC service, we must receive separate authorization from the FCC and meet certain “gating criteria.” In December 2007, we submitted an application to the FCC to provide commercial ATC service.

We have met all the FCC milestones necessary to maintain authorization to use our assigned MSS spectrum in the United States. On April 14, 2008, we launched ICO G1 and subsequently, we certified to the FCC that we had satisfied our launch milestone. On May 9, 2008, we certified to the FCC that our MSS system was operational, satisfying our final milestone. On May 30, 2008, we received our 2 GHz license and were granted our spectrum selection in the 2 GHz band, 2010 – 2020 MHz and 2180 – 2190 MHz. We will initially use ICO G1 to conduct our Alpha Trial, currently scheduled to begin in the fourth quarter of 2008.

We are preparing to demonstrate the operational status of our MSS system on a trial basis in late 2008. In 2007, we began to: (i) sign agreements with vendors to more fully develop technology that would permit video and data multicasting and voice and data interactivity from the satellite, as well as related integrated services for the terrestrial segment; (ii) design and construct a terrestrial network, including the leasing of towers; and (iii) install radio equipment and begin to construct a ground network to connect the terrestrial network. During 2008, we have continued these activities; however, to the extent our investments in ARS do not become liquid or we do not secure additional financing as described below, we plan to reduce or delay our spending on these activities. In addition, the commencement of full scale commercial MSS/ATC service operations would require substantial additional capital. We may offer our services to strategic service providers who could incorporate our capabilities to offer integrated satellite and terrestrial services to their customers. Accordingly, we are meeting with potential strategic partners as well as exploring alternative sources of capital.

On September 18, 2008, we entered into an agreement with Qualcomm whereby Qualcomm will integrate satellite and cellular communication technology in select multi-mode mobile baseband chips and include S-band capabilities in select radio frequency chipsets. This agreement will enable manufacturers of cellular devices to build products that operate in the S-band frequencies where we operate. As a result, mobile devices will have the ability to have ubiquitous mobile communications coverage from anywhere in North America, including areas where traditional cellular service is currently unavailable or unreliable. MSV also entered into a similar agreement with Qualcomm for this development work which will allow these multi-mode mobile baseband chips to operate in the L-band frequency where MSV operates. As a result of these agreements, satellite connectivity will be enabled in mass-market wireless handsets and devices. The same mobile chipsets that are integral to handsets and other mobile devices will enable handset vendors to produce satellite capable devices at comparable scale and cost.

On October 21, 2008, in relation to our litigation matter with BSSI and Boeing, the jury awarded us at least $370.6 million in its verdict in the case. The jury awarded us $370.6 million against BSSI, composed of $279 million for breach of contract and fraud with regard to satellite pricing and $91.6 million for fraud with regard to launches. The jury also awarded us $91.6 million against Boeing for tortious interference. Whether we can collect $91.6 million from Boeing, in addition to the $370.6 million from BSSI, will be the subject of further proceedings. The award does not include any pre-judgment interest that is to be applied by the judge, which we believe should be approximately $100 million, though that amount is contested by BSSI and Boeing. On October 28, 2008, in view of the jury’s finding that BSSI and Boeing acted against us with malice, oppression or fraud, the jury heard evidence and argument to determine the amount, if any, of punitive damages to be awarded to us. On October 31, 2008, the jury awarded us $236 million in punitive damages, consisting of $59 million against BSSI and $177 million against Boeing. To the extent the verdict reached in our case becomes subject to appeal, it is unlikely that we will generate any liquidity from this verdict in the next 12 months.

We have International Telecommunication Union (“ITU”) coordination priority on 25-60 MHz of 2 GHz spectrum on which to operate a MEO satellite system globally in compliance with regulations promulgated by the United Kingdom and the ITU. However, in Europe, on June 30, 2008, the European Parliament passed Decision No. 626/2008/EC under which, on August 7, 2008, the European Commission (“EC”) made a call for applications by October 7, 2008 for pan-European systems to provide mobile satellite services. On September 26, 2008, we initiated proceedings in the European Court of First Instance seeking the annulment of Decision No. 626/2008/EC of the European Parliament, contending that the decision is illegal and should be annulled pursuant to Articles 230 and 231 of the Treaty establishing the European Community. As these proceedings had not been completed by the October 7, 2008 deadline to submit applications to the EC to provide mobile satellite services, ICO Satellite Limited filed an application with the EC as called for in the above mentioned Decision, without prejudice, pending the outcome of the proceedings in the European Court of First Instance.

In addition to these regulatory uncertainties, while we have several MEO satellites in different stages of completion and we have successfully launched one MEO satellite, we have curtailed further construction of our MEO satellites due to disagreements with the manufacturer and launch manager of our MEO satellites. Despite the curtailment of construction of our MEO satellite system and the considerable uncertainty as to the cost and economics of restarting the MEO satellite program with our current manufacturer, we continue to explore the potential development of a satellite business plan outside of North America and have signed several contracts to help us further evaluate the usability and augmentation of a MEO satellite system.

We are a development stage enterprise as defined in SFAS 7 and will continue to be so until we commence commercial operations. We are not currently generating revenue from operations and we may be unable to obtain the funding necessary to repay our debt obligations due in 2009, complete the construction of our MSS/ATC System and ICO mim service, fund our future working capital requirements, or achieve positive cash flow from operations. In order to fund the maturity of our short-term debt obligations, we plan to refinance the 2009 Notes and 2009 Credit Facility. Based on the current credit crisis and volatility in the capital markets, there can be no assurance that this refinancing will be completed on terms acceptable to us, if at all. The outcome of these events cannot be predicted at this time, which raises material uncertainty about our ability to continue as a going concern.

We intend to fund our remaining working capital needs for the next 12 months with cash on hand and liquidity generated from settlement activity related to our ARS. To the extent the settlement activity does not generate sufficient liquidity required by our operating plan, or we do not secure additional funding, we plan to significantly reduce our operating and development expenditures, which would include, among others, capital expenditures for the terrestrial network development of our MSS/ATC System, related personnel and vendor support, and other overhead.

During the first quarter of 2008, we used the proceeds from the sale and maturity of certain of our investments and cash and cash equivalents to purchase student loan backed ARS that have become illiquid due to failed auctions. As of September 30, 2008, we held ARS with a par value of approximately $81.6 million and carrying value of $72.6 million. On October 8, 2008, UBS notified us of a settlement offer whereby UBS would purchase Eligible ARS it sold to us prior to February 13, 2008 which we still hold. Under the terms of the settlement, at our option, UBS will purchase Eligible ARS from us at par value during the period of June 30, 2010 through July 2, 2012. We have until November 14, 2008 to notify UBS if we will accept the terms of the settlement offer, and we currently intend to do so. UBS will also provide us with access to loans for a period until June 30, 2010 for an amount up to 75% of the market value of Eligible ARS, subject to certain restrictions in the indenture governing our 2009 Notes. In addition, UBS will reimburse us for losses incurred, which represents the difference between the securities’ par value and the sale price, on the sale of any Eligible ARS that occurred prior to September 15, 2008. As of September 30, 2008, we held approximately $39.7 million of Eligible ARS and losses incurred on the sale of Eligible ARS prior to September 15, 2008 totaled $1.8 million.

Critical Accounting Policies

Critical accounting policies require difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The judgments and uncertainties affecting the application of these policies include significant estimates and assumptions made by us using information available at the time the estimates are made. Actual results could differ materially from those estimates. Our critical accounting policies involve judgments associated with our accounting for the fair value of financial instruments, other-than-temporary impairments, impairment of long-lived assets, contract settlements, share-based payments, income taxes and contingencies. There have been no significant changes to our critical accounting policies disclosed in our 2007 10-K other than those described below.

Fair Value of Financial Instruments. Effective with our adoption on January 1, 2008, we determine the fair value of our financial instruments based on the hierarchy established by SFAS 157. The three levels of inputs used to measure fair value are as follows:

Level 1—Quoted prices in active markets for identical assets and liabilities.

Level 2—Quoted prices in active markets for similar assets and liabilities or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3—Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

In valuing our ARS portfolio at September 30, 2008, we used a discounted cash flow model (Level 3). The assumptions used in preparing the discounted cash flow model are both observable and unobservable and include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. The carrying amounts of available-for-sale investments are adjusted to fair value quarterly.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS 157 which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The FASB provided a one year deferral for the implementation of SFAS 157 for certain other nonfinancial assets and liabilities. We adopted SFAS 157 on January 1, 2008. The adoption of SFAS 157 for financial assets and financial liabilities did not have a material impact on our financial position, results of operations or cash flows, but did require additional disclosures (see Note 4 to our condensed consolidated financial statements). We have not determined the impact that the implementation of SFAS 157 will have on our nonfinancial assets and liabilities; however, we do not anticipate implementation will have a material impact on our financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS 160 which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not expect the adoption of this statement to have a material impact on our financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS 161 which expands the disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of the adoption of SFAS 161.

Results of Operations

The following table is provided to facilitate the discussion of our results of operations for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
General and administrative expenses	$11,846	$10,328	$41,888	$29,885
Research and development expenses	2,337	2,439	4,582	6,791
Interest income	(900)	(2,683)	(3,663)	(9,221)
Interest expense	9,755	8,582	29,068	26,774
Other (income) expense	(1,187)	(105)	9,572	(76)
Income tax expense	233	61	1,013	403

General and Administrative Expenses. General and administrative expenses are primarily comprised of personnel costs, stock-based compensation, third-party legal and professional fees, satellite storage, satellite system operating expenses and general office related costs.

General and administrative expenses increased $1.5 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. This increase is primarily due to a $755,000 increase in consulting and other professional fees and $643,000 of higher personnel costs related to the hiring of additional employees to support the development of our MSS/ATC System and ICO mim service. General and administrative expenses increased $12 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The increase is primarily due to a $5.7 million increase in costs related to legal matters and other professional fees, $3 million of higher personnel costs related to the hiring of additional employees to support the development of our MSS/ATC System and ICO mim service and $2 million of incremental stock-based compensation expense.

We expect general and administrative expenses to continue to increase in future periods as we hire additional personnel and incur additional consulting and other professional fees necessary to support the pace of the development of our MSS/ATC System and ICO mim service.

Research and Development Expenses. Research and development expenses principally consist of third-party engineering, consulting and development costs associated with technology being considered for use in our MSS/ATC System and ICO mim service as well as costs incurred to evaluate the usability and augmentation of a MEO satellite system.

Research and development expenses decreased $102,000 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 and decreased $2.2 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The decrease for both periods is primarily due to costs incurred in 2007 associated with the development of a demonstration system to communicate with ICO G1 using the MSS 2 GHz spectrum and costs incurred to evaluate the feasibility of video use over our MEO satellite system, partially offset by an increase in design and development activities in 2008 related to our MSS/ATC System.

We expect future research and development costs to increase as the pace of the design and development of our MSS/ATC System and ICO mim service increases.

Interest Income. Interest income is primarily attributable to interest earned on the investment of the proceeds of our 2009 Notes, 2009 Credit Facility and the series of securities purchase agreements entered into in June 2008.

Interest income decreased $1.8 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 and decreased $5.6 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. These decreases are primarily due to a reduction in our cash, cash equivalents, and available-for-sale investments balances as we continue to develop our MSS/ATC System and ICO mim service.

We expect interest income to continue to decrease in future periods as our cash, cash equivalents, and available-for-sale investments balances decrease as we continue to develop our MSS/ATC System and ICO mim service.

Interest Expense. Interest expense is comprised of interest incurred and the amortization of debt issuance costs related to our 2009 Notes and 2009 Credit facility and the amortization of the debt discount allocated to the embedded beneficial conversion feature on our 2009 Notes. These expenses are partially offset by capitalized interest costs associated with the construction of our MSS/ATC System and ICO mim service.

Interest expense increased $1.2 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 and increased $2.3 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. These increases are primarily the result of a higher interest rate used to accrue interest on the outstanding 2009 Notes in the current year, reflecting our election to make interest payments subsequent to August 15, 2007 in the form of additional notes in lieu of cash, an increase in interest expense related to our SAN Infrastructure Agreements and interest expense associated with the 2009 Credit Facility. These increases are partially offset by an increase in capitalized interest costs associated with the construction of our MSS/ATC System and ICO mim service during 2008.

We expect interest expense associated with our 2009 Notes to increase in future periods due to our election to make interest payments subsequent to August 16, 2007 on our 2009 Notes in the form of additional notes in lieu of cash at an increased interest rate of 8.5% per year. In addition, interest expense related to our 2009 Credit Facility will cause interest expense to be higher in future periods through May 2009. We expect capitalized interest expense to increase in future periods as we continue to incur costs associated with the construction of our MSS/ATC System and ICO mim service until such time that construction is complete.

Other (Income) Expense. Other income for the three months ended September 30, 2008 is comprised primarily of gains on foreign currency transactions of $1.1 million and the recovery of value-added taxes of $679,000 that were previously written off, partially offset by other-than-temporary impairment charges on available-for-sale investments of $650,000. Other expense for the nine months ended September 30, 2008 is comprised primarily of net realized losses and other-than-temporary impairment charges on available-for-sale investments of $11.7 million, partially offset by gains on foreign currency transactions of $1.2 million and the recovery of the value-added taxes described above. Other (income) expense for the three and nine months ended September 30, 2007 is comprised primarily of gains and losses on foreign currency transactions and was nominal for both periods.

Income Tax Expense. Income tax expense is comprised primarily of interest and penalties related to uncertain tax positions and was nominal for the three and nine months ended September 30, 2008 and 2007.

We are still in the development stage and continue to incur losses. The tax benefit for these losses will not be recognized until realization is more likely than not.

Liquidity and Capital Resources

Overview. Substantially all of our capital expenditures and liquidity requirements to date have been related to the development of our MSS/ATC System and ICO mim service. As described in more detail below under “Contractual Obligations,” our primary expected cash needs for the next 12 months are for the final payments related to the construction and launch of ICO G1, development costs for our ICO mim service and repayment of the 2009 Credit Facility and 2009 Notes.

During the first quarter of 2008, we used the proceeds from the sale and maturity of certain of our investments and cash and cash equivalents to purchase student loan backed ARS that have become illiquid due to failed auctions. As of September 30, 2008, we held ARS with a par value of approximately $81.6 million and carrying value of $72.6 million. In July 2008, we sold ARS with a par value of $15.4 million for $12.7 million of cash proceeds.

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

On October 8, 2008, UBS notified us of a settlement offer whereby UBS would purchase Eligible ARS it sold to us prior to February 13, 2008. Under the terms of the settlement, at the our option, UBS will purchase the Eligible ARS from us at par value during the period of June 30, 2010 through July 2, 2012. We have until November 14, 2008 to notify UBS if we will accept the terms of the settlement offer, and we currently intend to do so. UBS will also provide us with access to loans for a period until June 30, 2010 for an amount up to 75% of the market value of Eligible ARS, subject to certain restrictions in the indenture governing our 2009 Notes. In addition, UBS will reimburse us for losses incurred, which represents the difference between the securities’ par value and the sale price, on the sale of any Eligible ARS that occurred prior to September 15, 2008. As of September 30, 2008, we held approximately $39.7 million of Eligible ARS and losses incurred on the sale of Eligible ARS prior to September 15, 2008 totaled $1.8 million.

As of September 30, 2008, we had a working capital deficit (current liabilities exceeded current assets) of $757 million. This deficit is primarily due to our 2009 Notes and 2009 Credit Facility and investments in ARS recorded as long-term available-for-sale investments in 2008. In order to fund the maturity of our short-term debt obligations, we plan to refinance the 2009 Notes and the 2009 Credit Facility. Based on the current credit crisis and volatility in the capital markets, there can be no assurance that this refinancing will be completed on terms acceptable to us, if at all. The outcome of these events cannot be predicted at this time, which raises material uncertainty about our ability to continue as a going concern. We intend to fund our remaining working capital needs for the next 12 months with cash on hand and liquidity generated from settlement activity related to our ARS. To the extent the settlement activity does not generate sufficient liquidity required by our operating plan, or we do not secure additional funding, we plan to significantly reduce our operating and development expenditures, which would include, among others, capital expenditures for the terrestrial network development of our MSS/ATC System, related personnel and vendor support, and other overhead.

If we were to develop the incremental ATC portion of our MSS/ATC System and our ICO mim service, we would require substantial additional capital. We would likely seek this additional financing through offerings of equity or debt securities or funding agreements with strategic partners. The category of business or consumer market we choose to serve, the type and extent of ATC infrastructure necessary to serve such market and the geographic scope of our service area will affect the amount of capital needed for the terrestrial ATC portion of our MSS/ATC System. We expect that the additional funding needed for the type and scope of commercial service we would pursue without strategic partners would range from approximately $300 million to $800 million, depending on the business or consumer market we choose to serve, the type and extent of infrastructure necessary to serve such market and the geographic scope of our service area. It is possible that we will not be able to obtain this additional financing on acceptable terms, if at all. If we elect to commence commercial ATC service, within one year after doing so, the FCC’s rules require us to maintain a spare satellite on the ground, which is estimated to cost between $200 million and $250 million. The spare satellite is not a requirement for the provision of MSS only services.

Cash Flows. The following table is provided to facilitate the discussion of our liquidity and capital resources for the nine months ended September 30, 2008 and 2007 (in thousands):

	Nine months ended September 30,
	2008	2007
Net cash provided by (used in):
Operating activities	$(38,950)	$(66,108)
Investing activities	(126,905)	46,941
Financing activities	64,880	139
Effect of foreign exchange rate changes on cash	727	(751)

Net decrease in cash and cash equivalents	(100,248)	(19,779)
Cash and cash equivalents—beginning of period	146,657	163,059

Cash and cash equivalents—end of period	$46,409	$143,280

Cash, cash equivalents and short-term available-for-sale investments were $46.4 million at September 30, 2008 compared to $161.4 million at December 31, 2007. The decrease in our liquidity during 2008 is primarily due to net purchases of available-for-sale investment securities and capital expenditures related to our MSS/ATC System, partially offset by funds provided by the 2009 Credit Facility and our recent stock sales.

For the nine months ended September 30, 2008, cash used in operating activities consisted primarily of our net loss of $82.5 million adjusted for various non-cash items. These non-cash items include: (i) $56.3 million of interest expense on our 2009 Notes paid in the form of additional notes; (ii) $32.6 million of capitalized interest costs associated with the construction of our MSS/ATC System and ICO mim service; (iii) $13.1 million of amortization of debt issuance costs related to our 2009 Notes and 2009 Credit Facility and amortization of debt discount allocated to the embedded beneficial conversion feature of our 2009 Notes; (iv) $11.7 million of net realized losses and other-than-temporary impairment charges related to our ARS; and (v) stock-based compensation expense of $6.3 million. Cash used in operating activities for the nine months ended September 30, 2007 consisted primarily of our net loss of $54.6 million adjusted for various non-cash items including $23.7 million of capitalized interest costs, $10.7 million of amortization of debt issuance costs and debt discount allocated to the embedded beneficial conversion feature of the 2009 Notes and stock-based compensation expense of $4.3 million.

For the nine months ended September 30, 2008, the primary use of cash for investing activities was net purchases of available-for-sale investment securities of $69.6 million and capital expenditures of $58 million, primarily related to satellite launch insurance. Cash provided by investing activities for the nine months ended September 30, 2007 consisted primarily of $78.8 million of net sales and maturities of available-for-sale and restricted investment securities, partially offset by $30.7 million of capital expenditures related to our MSS/ATC System.

For the nine months ended September 30, 2008, the primary source of cash provided by financing activities was $37.5 million in net proceeds from our 2009 Credit Facility and $27.4 million of net cash proceeds from our securities purchase agreements. For the nine months ended September 30, 2007, cash provided by financing activities consisted of proceeds from the exercise of employee stock options.

Contractual Obligations. Our primary contractual obligations include our 2009 Notes and 2009 Credit Facility as well as payments and other obligations associated with the development of our MSS/ATC System and ICO mim service. In the table below, we set forth our contractual obligations as of September 30, 2008 (in millions):

	Total	Remainder of 2008	Years ending December 31,
			2009-2010	2011-2012	2013 and thereafter
Debt obligations, including interest(1)(2)	$813.0	$—	$813.0	$—	$—
Purchase obligations(3)	76.3	29.0	24.6	3.4	19.3
Satellite system operating obligations(4)	22.4	1.6	6.1	2.7	12.0
Capital lease obligations, including interest	26.1	22.4	3.7	—	—
Operating lease obligations	4.7	0.4	2.8	1.4	0.1

Total	$942.5	$53.4	$850.2	$7.5	$31.4

(1)	In August 2005, ICO North America completed the sale of $650 million aggregate principal amount of convertible notes which mature in August 2009. The 2009 Notes bear interest at a rate of 7.5% per year, payable semiannually in arrears in cash on February 15 and August 15. Subject to the satisfaction of certain conditions and certain exceptions, for the period from August 16, 2007 through August 15, 2009, ICO North America has the option of paying interest with additional notes in lieu of cash at an increased rate of 8.5% per annum. ICO North America elected to make its February 15, 2008 and August 15, 2008 interest payments in the form of additional notes and currently anticipates it will elect to make future interest payments in the form of additional notes as well. Therefore, the rate used to accrue interest on the outstanding 2009 Notes has been adjusted to 8.5% per annum effective August 16, 2007.

The 2009 Notes also contain covenants, including, but not limited to, restrictions on ICO North America’s future indebtedness and the payment of dividends. In addition, all of ICO North America’s stock is pledged and all of its existing and future assets are held as collateral for the 2009 Notes. As of September 30, 2008, ICO North America was in compliance with all of the financial covenants of the 2009 Notes.

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

The 2009 Credit Facility contains other terms, conditions and affirmative and negative covenants. In addition, ICO North America is required to maintain liquidity, which is defined as cash, cash equivalents and the market value of ARS, of $5 million. As of September 30, 2008, ICO North America was in compliance with all of the financial covenants of the 2009 Credit Facility.

(3)	We have an agreement with Loral to design, develop, manufacture, test and deliver ICO G1 and to develop, test and implement a ground-based beam forming system related to the operation of ICO G1. ICO G1 was delivered in February 2008 and was successfully launched on April 14, 2008. We are in the final stages of space segment in-orbit testing of ICO G1 and testing the ground-based beam forming system. We also retain an option through December 31, 2008 to purchase one additional GEO satellite.

We have an agreement with HNS to provide gateway equipment and services for our MSS/ATC System, including the design, manufacture, test and delivery of the radio frequency subsystem, the gateway system controller, the gateway control network and the gateway system interconnections. The gateway is located at the HNS facility in North Las Vegas, Nevada. We retain an option through May 2009 to purchase a diverse site radio frequency terminal along with an associated diverse site facility. We also have an agreement with HNS to develop user equipment and a GMR satellite gateway for use in our Alpha Trial.

We have an agreement with Alcatel-Lucent to provide certain architecture and technical design services to develop and manufacture equipment for our ICO mim service, including repeaters, satellite headend and gateway core equipment. Alcatel-Lucent is responsible for the delivery, installation and testing of this equipment which is an integral part of our ICO mim service.

On April 15, 2008, we entered into an agreement with Delphi to assist with development of equipment compatible with our ICO mim service that is capable of being manufactured for sale to original equipment manufacturers and aftermarket users as well as to provide us with consultation regarding technical issues related to the advancement of ICO mim.

On September 18, 2008, we entered into an agreement with Qualcomm whereby Qualcomm will integrate satellite and cellular communication technology in select multi-mode mobile baseband chips and include S-band capabilities in select radio frequency chipsets. This agreement will enable manufacturers of cellular devices to build products that operate in the S-band frequencies where we operate. As a result, mobile devices will have the ability to have ubiquitous mobile communications coverage from anywhere in North America, including areas where traditional cellular service is currently unavailable or unreliable. In connection with this agreement, subject to certain rights of termination, we have entered into a mutual non-assertion agreement with MSV related to relevant aspects of our respective patent portfolios.

As of September 30, 2008, we had purchase obligations of approximately $76.3 million related to the agreements above as well as other secondary agreements related to the development of our MSS/ATC System and ICO mim service. Approximately $53.3 million of this amount is payable from 2008 to 2011, the majority of which relates to the achievement of certain construction, delivery and deployment milestones related to the development of the MSS/ATC System and the completion of certain agreed-upon services associated with our ICO mim service. Additional payments of $23 million, including interest, related to in-orbit satellite performance incentives associated with ICO G1, are payable over 15 years from 2008 through 2023.

(4)	We have an agreement with Intelsat to provide operational services to support the TT&C system of ICO G1. Under this agreement, we are obligated to pay Intelsat a recurring, monthly fee associated with TT&C and other satellite support services. We also have an agreement with HNS to provide operations, maintenance and hosting services for our GEO gateway located in North Las Vegas, Nevada. In addition to these agreements, we have commitments for operational services related to our MEO satellite and certain MEO SAN sites. As of September 30, 2008, we had satellite system operating commitments of approximately $22.4 million related to these agreements as well as other secondary agreements related to the operation of our MSS/ATC System and our MEO satellite system.

Under the terms of the indenture governing the 2009 Notes and the 2009 Credit Facility, we are required to obtain launch insurance and maintain in-orbit insurance coverage, each in an amount equal to the full replacement cost of ICO G1. In February 2008, we procured launch and in-orbit insurance coverage, and when combined with the launch guarantee policy we procured from Lockheed Martin Commercial Launch Services, provided for up to $344 million during the launch phase and up to $278 million during the in-orbit phase. The cost of these insurance policies, including brokerage fees, was approximately $44 million.

As of September 30, 2008, we have recorded a liability related to uncertain tax positions for income taxes, interest and penalties of $11.5 million. Settlement of this liability, including timing of future payment, if any, is currently uncertain. As a result, this amount was not included in our table of contractual obligations above.

Risks and Uncertainties

Certain risks and uncertainties that could materially affect our future results of operations or liquidity are discussed under “Part II—Other Information, Item 1A. Risk Factors” in this quarterly report and in our 2007 10-K. In particular, these risks and uncertainties include, but are not limited to, the following matters:

•

The 2009 Credit Facility and the 2009 Notes must be repaid in May and August 2009, respectively. The total amounts due at maturity are expected to be $45.4 million and $767.6 million, respectively. We plan to refinance the 2009 Credit Facility and 2009 Notes. Based on the current credit crisis and volatility in the capital markets, there is no assurance that this refinancing will be completed on terms acceptable to us, if at all.

•

There are many risks inherent to maintaining a satellite. We have obtained one year of in-orbit insurance coverage, and intend to maintain such in-orbit coverage in the future. We have obtained insurance containing customary satellite insurance exclusions and/or deductibles and material change limitations. As is common in the industry, we are not insuring against business interruption, lost revenues or delay of revenues in the event of a total or partial loss of the communications capacity or life of our satellite. Accordingly, we would not be fully insured for all of the potential losses that may be incurred in the event of a satellite system malfunction.

•

We may seek potential strategic partners to assist us in developing the ATC portion of our MSS/ATC System. If we choose to complete our MSS/ATC System and ICO mim service without partners, we would need to raise substantial additional funding through equity and/or debt offerings. The category of business or consumer market we choose to serve, the type and extent of ATC infrastructure necessary to serve such market and the geographic scope of our service area will affect the amount of capital needed for the ATC portion of our MSS/ATC System. We expect that the additional funding needed for the type and scope of commercial service we would pursue without strategic partners would range from approximately $300 million to $800 million. To provide commercial ATC service, we must receive separate authorization from the FCC and meet certain “gating criteria.” In December 2007, we submitted an application to the FCC to provide commercial ATC service.

•

During the first quarter of 2008, we used the proceeds from the sale and maturity of certain of our investments and cash and cash equivalents to purchase student loan backed ARS that have become illiquid due to failed auctions. As of September 30, 2008, we held ARS with a par value of approximately $81.6 million and carrying value of $72.6 million. Excluding our short-term debt obligations, we intend to fund our remaining working capital needs for the next 12 months with cash on hand and liquidity generated from settlement activity related to our ARS. To the extent the ARS settlement activity does not generate sufficient liquidity required by our operating plan, or we do not secure additional funding, we plan to significantly reduce our operating and development expenditures, which would include, among others, capital expenditures for the terrestrial network development of our MSS/ATC System, related personnel and vendor support, and other overhead.

•

We are engaged in litigation with BSSI and Boeing arising out of agreements for the development and launch of our MEO satellites. On October 21, 2008, the jury awarded us at least $370.6 million in its verdict in the case, plus interest to be determined by the judge, which we believe should be approximately $100 million, though that amount is contested by BSSI and Boeing. On October 31, 2008, the jury awarded $236 million in punitive damages against BSSI and Boeing. The awards are subject to the risks of post-trial motions, determination of interest amount, appeals and collection. Through September 30, 2008, we have incurred approximately $17.7 million in pursuing this litigation and expect we will continue to incur additional costs through the ultimate resolution which is uncertain.

•

There is considerable uncertainty as to how legacy MEO satellite systems, such as ours, would be treated in any new regulatory environment in Europe. While we continue to have dialogue with the appropriate regulatory authorities, the fact that we have been unable to fully deploy our MEO satellite system also continues to create regulatory uncertainty. We have received communications from the U.K. Office of Communications (“Ofcom”) stating that it is “minded to” take action to attempt to cancel the ITU filing for coordination priority made on our behalf for our MEO satellite system. Ofcom has requested any additional materials or arguments we would like to present, and we have provided additional information and arguments, and may pursue other legal action as we deem appropriate. Ofcom may nonetheless be minded to take action to remove their support for ITU filings made on our behalf for our MEO system. If Ofcom does not support us in international forums, and if we are unable to preserve our claim to priority and legacy rights, we will be entitled to pursue international S-band operations on the same terms as all other operators. We have initiated proceedings in the European Court of First Instance seeking the annulment of Decision No. 626/2008/EC of the European Parliament. We have also filed an application with the EC as called for in the Decision, without prejudice, pending the outcome of the proceedings in the European Court of First Instance. Depending on the development of a MEO business plan and the associated costs (including the costs to comply with the final milestone or any new milestones imposed) and the evolution of the regulatory environment for S-band systems globally, particularly in Europe, as well as the success of discussions with potential partners who could provide funding for the development of the MEO satellite system, we may or may not proceed with the development of our physical and regulatory MEO assets.

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

Our investment portfolio consisted of fixed income debt securities, including money market funds, commercial paper and ARS, with a fair value of approximately $119.1 million as of September 30, 2008 and $161.4 million as of December 31, 2007. The primary objective of our investments in fixed income securities is to preserve principal, while maximizing returns and minimizing risk, and our policies require that we make these investments in short-term, high rated securities. For available-for-sale securities with an active market, unrealized gains and losses are recorded in accumulated other comprehensive income (loss). Losses will not be recognized in the condensed consolidated statement of operations unless the individual securities are sold prior to recovery or determined to be other-than-temporarily impaired.

As described in Note 4 to our condensed consolidated financial statements, during the first quarter of 2008 we used the proceeds from the sale and maturity of certain of our investments and cash and cash equivalents to purchase student loan backed ARS. As of September 30, 2008, we held ARS with a par value of approximately $81.6 million and carrying value of $72.6 million. Our ARS, which were purchased in accordance with our investment policy, are AAA/Aaa rated and are collateralized by student loans. As a result of the impact of the current conditions in the global financial markets, these ARS have experienced multiple failed auctions. Since our ARS are not currently actively trading, cash from the sale of these ARS is not immediately available.

Due to the uncertainty in the ARS market, our assessment of the period to recovery and our liquidity needs during the period until recovery, we have determined that these ARS are other-than-temporarily impaired. For the three and nine months ended September 30, 2008, we recognized a pre-tax other-than-temporary impairment charge of $650,000 and $9.1 million, respectively, as other expense on our condensed consolidated statement of operations. A portion of the market risk associated with our ARS portfolio has been reduced by a settlement offer we received from UBS on October 8, 2008. Under this settlement, UBS would purchase Eligible ARS it sold to us prior to February 13, 2008. Under the terms of the settlement, at our option, UBS will purchase the Eligible ARS from us at par value during the period of June 30, 2010 through July 2, 2012. We have until November 14, 2008 to notify UBS if we will accept the terms of the settlement offer, and we currently intend to do so. UBS will also provide us with access to loans for a period until June 30, 2010 for an amount up to 75% of the market value of Eligible ARS, subject to certain restrictions in the indenture governing our 2009 Notes. In addition, UBS will reimburse us for losses incurred, which represents the difference between the securities’ par value and the sale price, on the sale of any Eligible ARS that occurred prior to September 15, 2008. As of September 30, 2008, we held approximately $39.7 million of Eligible ARS and losses incurred on the sale of Eligible ARS prior to September 15, 2008 totaled $1.8 million.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluate the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). These disclosure controls and procedures ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial and accounting officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of September 30, 2008, based on an evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As an update to the information included under the heading “We are engaged in litigation with The Boeing Company and Boeing Satellite Services International, Inc. and expect to incur material expenses in pursuing this litigation” in the Risk Factor section of our 2007 10-K, on October 21, 2008, the jury awarded us at least $370.6 million in its verdict in the case, plus interest to be determined by the judge, which we believe should be approximately $100 million, though that amount is contested by BSSI and Boeing. On October 31, 2008, the jury awarded $236 million in punitive damages against BSSI and Boeing. The awards are subject to the risks of post-trial motions, determination of interest amount, appeals and collection. Through September 30, 2008, we have incurred approximately $17.7 million in pursuing this litigation and expect we will continue to incur additional costs through the ultimate resolution which is uncertain.

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

Date	Title	Number of shares	Consideration
September 3, 2008	Class A common stock	42,662(1)	—

(1)	Issued as compensation to Eagle River, Inc., for advisory services performed from June 1, 2008 through August 31, 2008.

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

ICO GLOBAL COMMUNICATIONS (HOLDINGS) LIMITED
(Registrant)

Dated: November 7, 2008	By:	/s/ J. TIMOTHY BRYAN
J. Timothy Bryan
Chief Executive Officer (principal executive officer)