Form 10-K
period 2008-12-31
ICO Global Communications (Holdings) LTD
filed 2009-03-31
CIK 1359555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

As of June 30, 2008, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $428,643,180.

As of March 5, 2009, the registrant had 154,416,300 shares of Class A common stock and 53,660,000 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

ICO GLOBAL COMMUNICATIONS (HOLDINGS) LIMITED

2008 ANNUAL REPORT ON FORM 10-K

PART I

This Annual Report on Form 10-K (“Form 10-K”) contains certain forward-looking statements regarding future events and our future operating results that are subject to the safe harbors created under the Securities Act of 1933, as amended (“Securities Act”), and the Securities Exchange Act of 1934, as amended (“Exchange Act”). Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified below, under “Risk Factors.” Actual events or results could differ materially due to a number of factors, including those described herein and in the documents incorporated herein by reference.

Item 1.	Business.

Overview

ICO Global Communications (Holdings) Limited is a next-generation mobile satellite service (“MSS”) operator. We are authorized by the U.S. Federal Communications Commission (“FCC”) to offer MSS throughout the United States using a geosynchronous earth orbit (“GEO”) satellite that we launched into orbit on April 14, 2008. We are also authorized (subject to meeting certain criteria) to integrate an ancillary terrestrial component (“ATC”) into our MSS system in order to provide integrated satellite and terrestrial services. Unlike satellite-only MSS systems, which have historically appealed to a niche market, we believe that integrated MSS/ATC services may be more likely to appeal to a mass market of consumers and businesses. At the present time, we are focusing most of our resources on developing our U.S. MSS system. We have also coordinated the spectrum to enable the operation of a medium earth orbit (“MEO”) satellite system globally in compliance with regulations promulgated by the United Kingdom and by the International Telecommunication Union (“ITU”), an international organization within the United Nations system.

In this Form 10-K, we use the terms “ICO,” the “Company,” “we,” “our” and “us” to refer to ICO Global Communications (Holdings) Limited and its subsidiaries and, where the context indicates, its predecessor corporation. For various historical, operational and regulatory reasons, we have many subsidiaries through which we hold our assets and conduct our operations. For example, our U.S. operations are conducted through our majority owned subsidiary, ICO North America, Inc. (“ICO North America”), and its subsidiaries. We have included a chart with a summary of our organizational structure on page 14.

History and Development of Our Business

Pre-reorganization. We were incorporated in the State of Delaware in 2000 in order to purchase the assets and assume certain liabilities of ICO Global Communication (Holdings) Limited, a Bermuda company (“Old ICO”). Our predecessor company, Old ICO, was established in 1995 to provide global, mobile communications services using a MEO satellite system. Old ICO’s original business plan was based on a global MEO satellite system designed to provide voice and data service to a wide-ranging customer base, including traditional mobile phone users, aeronautical and maritime vessels and semi-fixed installations.

On August 27, 1999, Old ICO filed for protection from its creditors under Chapter 11 of the U.S. Bankruptcy Code and commenced related bankruptcy proceedings in Bermuda and the Cayman Islands with respect to certain of Old ICO’s subsidiaries. From its inception in 1995 to May 16, 2000, Old ICO had recorded an aggregate net loss of $592.6 million and had capitalized approximately $2.6 billion of costs relating to the construction of its MEO satellites, procurement of launch vehicles and a ground station network.

On October 31, 1999, Eagle River Investments, LLC (“Eagle River Investments”) and affiliates, executed a binding letter agreement with Old ICO. Pursuant to the binding letter agreement, Eagle River Investments and several other investors advanced $225 million to Old ICO under a debtor-in-possession credit agreement. From February 9, 2000 through May 16, 2000, an Eagle River Investments affiliate, ICO Global Limited, advanced Old ICO an additional $275 million under a separate debtor-in-possession credit agreement.

Reorganization. On May 3, 2000, the U.S. Bankruptcy Court approved Old ICO’s plan of reorganization. We subsequently raised $122.9 million from outside investors and $577.1 million from Eagle River Investments to fund our acquisition of the assets and assumption of certain liabilities of Old ICO. On May 17, 2000, when Old ICO’s plan of reorganization became effective, the following transactions occurred:

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

As a result of the events described above, following the reorganization, Eagle River Investments, directly and indirectly through its control of ICO Global Limited, held a controlling interest in us. Effective November 28, 2001, one of our wholly-owned subsidiaries and ICO Global Limited merged with 0.93 shares of our capital stock exchanged for each outstanding share of ICO Global Limited capital stock. As a result of the merger, we issued 25,128,321 shares of our Class A common stock and 55,800,000 shares of our Class B common stock to the stockholders of ICO Global Limited, including Eagle River Investments. Eagle River Investments subsequently assigned its shares of our stock to its affiliate, Eagle River Satellite Holdings, LLC (“ERSH”).

As of December 31, 2008, we had 154,006,103 shares of Class A common stock (which has one vote per share) and 53,660,000 shares of Class B common stock (which has ten votes per share) outstanding. ERSH remains our controlling stockholder, and has an economic interest of approximately 31.6% and a voting interest of approximately 67.3%.

Post-reorganization. After the reorganization, we established a new management team who oversaw the construction of our MEO satellites and ground systems and developed our technical plan for the MEO satellite system. Following the launch failure of our first MEO satellite in March of 2000 as well as disagreements with the manufacturer and launch manager of our MEO satellites, disagreements that are the subject of litigation commenced in 2004, we significantly curtailed construction activity on our MEO satellite system. Nonetheless, we continue to explore the potential development of a MEO business plan outside of North America.

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

In February 2003, the FCC issued an order establishing rules permitting MSS operators to seek authorization to integrate ATC into their networks. In May 2005, the FCC granted our request to modify our reservation of spectrum for the provision of MSS in the United States using a GEO satellite system rather than a MEO satellite system. We also procured a GEO satellite to support the new authorization in 2005. On December 8, 2005, the FCC increased the assignment to us of 2 GHz MSS spectrum from 8 MHz to 20 MHz due in part to the inability of six of the eight original MSS 2 GHz licensees to meet regulatory milestones and other matters.

In December 2004, we formed a new subsidiary, ICO North America, to develop an advanced next-generation hybrid mobile satellite service/ancillary terrestrial component system (“MSS/ATC System”), using a GEO satellite with the goal of providing wireless voice, video, data and/or Internet service throughout the United States on mobile and portable devices. In August 2005, ICO North America issued $650 million aggregate principal amount of convertible notes due on August 15, 2009 (“2009 Notes”) to fund the development of our MSS/ATC System, and, in February 2006, it sold to certain of its note holders 323,000 shares of Class A common stock (approximately 0.2% of the outstanding shares of ICO North America common stock) and stock options (exercisable at $4.25 per share) to purchase an additional 3,250,000 shares of Class A common stock (approximately 1.6% on a fully diluted share basis).

On July 14, 2006, our registration statement under the Exchange Act became effective with the U.S. Securities and Exchange Commission (“SEC”) and on September 13, 2006 our stock, which had previously traded on pink sheets, began trading on the NASDAQ Global Stock Market under the symbol “ICOG.”

In 2007, ICO North America began to develop its ICO Mobile Interactive Media (“ICO mim™”) service for use on its MSS/ATC System. ICO mim will combine our unique interactive satellite capability with terrestrial network coverage to deliver mobile video services including live television content, navigation and enhanced roadside assistance.

On April 14, 2008, we successfully launched our first GEO satellite (“ICO G1”) and on May 9, 2008, we certified to the FCC that our MSS system was operational, satisfying our final FCC milestone. On May 30, 2008, we received our 2 GHz authorization and were granted our spectrum selection in the 2 GHz band, 2010 – 2020 MHz and 2180 – 2190 MHz frequency bands. We are initially using ICO G1 to conduct an alpha trial of our ICO mim service (“Alpha Trial”) in two trial markets —Las Vegas, Nevada, and Raleigh-Durham, North Carolina, which began in the fourth quarter of 2008. On January 15, 2009, the FCC approved our application to integrate ATC into our MSS system, subject to meeting certain FCC gating criteria.

Business Opportunity and Strategy

We are a next-generation MSS operator. We are authorized to offer ubiquitous MSS throughout the United States using a GEO satellite and are developing an advanced next-generation hybrid satellite-terrestrial system. We also continue to explore the development of a business plan outside of North America which would use both our physical and regulatory MEO assets. We plan to continue our Alpha Trial during 2009 in our two trial markets. Despite this Alpha Trial activity, we remain a development stage company and do not plan to be in commercial service for any part of 2009. In addition, our strategy and plans for 2009 outlined below may be impacted as a result of our need to refinance our debt obligations due in 2009 and our investment in certain auction rate securities (“ARS”) in early 2008 that are currently not liquid. The outcome of these events cannot be predicted at this time, which raises substantial doubt about our ability to continue as a going concern. The potential impact of these liquidity issues is discussed below under “Risk Factors” and in Note 2 to our consolidated financial statements.

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

MSS operators have historically struggled to gain mass-market penetration and profitability despite broad geographic coverage and emergency service capabilities. We believe that this has been due in part to limitations on MSS urban service coverage, cost of service and the size and cost of the user terminals. Without ATC, it may be challenging for MSS systems to reliably serve densely populated areas because the satellite’s signal may be blocked by high rise structures and may not penetrate into buildings. In order to create a more efficient use of satellite spectrum, encourage the broad deployment of advanced satellite services and provide for emergency services and broad rural wireless coverage, the FCC permits MSS operators, such as ourselves, to integrate ATC into their networks, and thus use their assigned MSS spectrum for both terrestrial and satellite use.

We believe that MSS operators with the capability of integrating ATC into their networks can be a key factor in addressing certain needs of the U.S. wireless communications sector. For example, the ability to offer traditional cellular service together with satellite services, such as emergency capabilities when terrestrial networks are not functioning due to natural disasters, local service interruptions, or acts of terrorism, will enable MSS operators and their potential partners to create real differentiation in their product and service offerings. Likewise, an MSS operator may be able to offer two-way data and voice services along with multicast broadband data and video services from its satellite segment. Such offerings can be augmented with an appropriate number of terrestrial towers for enhanced interactivity and multicast coverage.

MSS operators in the United States have traditionally offered satellite-only services to a small number of users. As a result of the limited demand generated by this niche market, mass production of handsets and user devices has not occurred. The latest generation of satellites, however, allows for the use of smaller user devices than has historically been possible, particularly with respect to the size of the satellite reflector (antenna), which transmits signals to, and receives signals from, the user. We expect this development will allow for devices whose size and functionality fits more with the mass market demand of consumers and businesses today. In addition, satellite advancement provides more flexibility in terms of network architectures, such as ground-based beam forming (“GBBF”), which allows the operator to incorporate multiple services on the same satellite platform and to easily support changes in services after the satellite is in orbit. We have invested in technologies which take advantage of these new developments.

Our Strategy. We intend to capitalize on the rapid growth of the wireless sector in the United States by building a hybrid satellite-terrestrial system to offer ubiquitous satellite and terrestrial wireless service throughout the United States. We believe we have the ability, on a stand-alone basis or together with a partner, to offer integrated satellite and terrestrial solutions in the 2 GHz band to a mass market customer base. These advanced satellites also allow for enhanced connectivity and throughput to end user devices that was not previously possible. Because the 2 GHz band is near both the advanced wireless services (“AWS”) band and the existing cellular personal communications service (“PCS”) band, we believe device manufacturers should be able to develop devices and terrestrial networks in a cost-effective manner for use in the 2 GHz spectrum band. The devices could include car kits with antennas to provide mobile multicast video and/or wireless data to automobiles, traditional cellular phone type devices, notebook computer network interface cards, or other broadband or narrowband data modems and antennas.

In 2009, we will continue the development of our MSS/ATC System, subject to the refinancing of our short-term debt obligations. Our planned activities relating to satellite development include the continuation of testing of ICO G1 and support of our Alpha Trial activities using the ICO G1 satellite.

We also plan to continue our development expenditures for the terrestrial network and user devices that will work with our MSS/ATC System, including additional devices for our Alpha Trial. We have developed a limited number of mobile phone-like devices capable of making voice calls and sending data to and from our GEO satellite through an agreement with Qualcomm Incorporated (“Qualcomm”). In an expansion of that relationship, we have signed another agreement with Qualcomm for the development and integration of satellite and cellular communication technology in select multi-mode mobile baseband chips. We expect to continue to sign agreements with other vendors to more fully develop other technologies to permit video and data multicasting and voice and data interactivity from the satellite, as well as integrated services for the terrestrial segment. To the extent we do not refinance our debt obligations or our investments in ARS do not become liquid during 2009, we plan to reduce or delay our spending on these development activities.

Our MSS/ATC System is being designed to utilize the 20 MHz of nationwide spectrum in the 2 GHz band that the FCC has assigned to us. We believe our 20 MHz of nationwide spectrum will allow us to provide robust services to future consumers, as well as governmental and commercial users. Our position in the 2 GHz spectrum band is advantageous for several reasons, including the fact that it is near the existing AWS band and PCS band, which may facilitate integration with existing PCS and future AWS networks and systems. In addition, no other service providers are interleaved within the spectrum band, substantially reducing the potential for interference and the need for guard bands to protect from intraband interference. We were the first 2 GHz provider to launch our satellite and, as a result, were permitted under FCC rules to choose our spectrum position first within the 2 GHz band in the United States.

The same 20 MHz frequency band allocated for 2 GHz MSS in the United States is also designated for MSS use in Canada, and would also be adjacent to bands proposed for AWS and near existing PCS bands. We have filed an application to provide MSS to significant portions of Canada.

Our MSS/ATC System is being designed to be capable of supporting a full set of mass-market service offerings to urban and rural customers in North America, including wireless voice, video, data, Internet and telematics (vehicle tracking), while addressing growing national security and public safety service needs by providing a service offering to supplement existing terrestrial networks. Our GEO satellite architecture is flexible and is compatible with widely used, existing radio protocols, including W-CDMA, GSM, DVB-SH, CDMA and OFDM, and is able to support communications with a wide variety of user devices and handsets, many similar in size to existing cellular phones. This system architecture should provide us with many options for the creation of integrated MSS/ATC offerings.

We believe that our MSS/ATC System should be able to leverage the following strengths to capitalize on the growing demand for wireless services. Our MSS/ATC system is being designed to:

•	support a full portfolio of mass-market wireless services, including traditional voice, text messaging and other narrowband applications;

•

support a variety of broadband applications, including multicast data and/or video from the satellite and terrestrial segments as well as two-way broadband depending upon the level of terrestrial segment deployment;

•	provide a nationwide integrated satellite-terrestrial service enabling nationwide coverage, with a terrestrial network of a scope and size to enable enhanced coverage and capacity;

•	utilize portable devices like handsets (such as current cellular phones) and laptops or PDAs to broaden the consumer acceptance of our services;

•	support a wide variety of radio protocols, such as W-CDMA, GSM, DVB-SH, CDMA and OFDM, allowing for the integration of a wide variety of services and devices; and

•	leverage the proximity to the PCS and AWS spectrum with a flexible network architecture facilitating integration with terrestrial partners.

Business Model and Potential Customers. Our business model involves enabling MSS/ATC services primarily to mass-market consumers for a fee. That revenue stream may be augmented through fees from third parties that wish to offer their services or advertise over our network. We believe that the interactive capability of our network, combined with geographic positioning and other information, offers attractive opportunities for innovative advertising and other offerings. We have developed and have the capability, over time and with adequate funding, of providing a range of services, including two-way voice. The primary product/service offering currently under development is our ICO mim service, which will provide mobile video, navigation and emergency assistance, initially in cars. We are continuing to conduct our Alpha Trial in two U.S. markets in 2009. We have an agreement with Clearwire Corporation (“Clearwire”) to explore ways to collaborate on offering Clearwire’s broadband Internet capabilities in conjunction with ICO mim, as well as jointly building out our terrestrial network. We are also continuing the development of chipsets and protocols to allow the implementation of our MSS/ATC services for use with cellular systems in small mass market handsets and other data devices. This technology can also be utilized in the two way interactive portion of the ICO mim product. We could offer ICO mim and/or other services on our own or with a strategic partner.

Given our MSS/ATC System’s potential for ubiquitous nationwide mobile service combined with a terrestrial network, and the FCC’s assignment to us of 20 MHz of spectrum in the 2 GHz band, we anticipate that a significant number of companies could be our potential strategic partners. We continue to have discussions with senior executives of several strategic partner candidates, including current or potential telecommunications service providers who would be able to complement our MSS offerings. Together with our capabilities, these potential partners could augment their current system capacity, expand their network footprint and offer other value-added satellite-based solutions and/or introduce wireless capability to their product portfolio. We believe those companies generally fall under the broad categories of cellular and PCS providers, satellite radio providers, cable TV service providers, satellite TV service providers and wireless broadband providers. In addition, we anticipate that international telecommunication companies seeking a U.S. operation may be potential partners. At this point, we do not know how such discussions will ultimately proceed and whether we will reach any agreement with any of the potential partners.

Competition. There are currently six companies, including us, who are authorized by the FCC to offer MSS services in the three ATC-eligible MSS spectrum bands, the 2 GHz band, the L-band (1.6 GHz band) and the Big LEO (low earth orbit) band (1.6 / 2.4 GHz band). These spectrum bands exhibit marked differences in frequency location, bandwidth and interference issues.

There are currently two operators, TerreStar Corporation (“TerreStar”) and us, authorized to offer MSS in the 2 GHz band, each authorized for 20 MHz of spectrum. TerreStar has announced plans to launch a satellite system in 2009 with coverage of the United States and Canada that is expected to communicate with handsets similar to current mobile devices, and it may also seek to form partnerships with companies in the telecommunications industry. Under FCC policy and license terms, because we launched our satellite first, we were permitted to choose which of the two 10 MHz blocks in each of the 2 GHz uplink and downlink frequency bands in which to operate.

There are currently two entities that have U.S. authorization to provide MSS in the L-band, SkyTerra Communications Inc. (“SkyTerra,” formerly Mobile Satellite Ventures) and Inmarsat Global Ltd (“Inmarsat”). To date, SkyTerra is the only MSS provider in the L-band to have received ATC authorization. SkyTerra currently provides MSS using two legacy GEO satellites. SkyTerra has announced plans to develop an integrated satellite and terrestrial service with two new satellites being built by The Boeing Company (“Boeing”). Inmarsat operates a global MSS system and has announced that it intends to file for ATC authorization for a satellite that will eventually have geographic coverage over the United States. In December 2007, Inmarsat and SkyTerra announced that they had signed a spectrum coordination and cooperation agreement, and in July 2008, SkyTerra announced that Harbinger had agreed to provide $500 million in funding and that Harbinger, SkyTerra and Inmarsat had agreed to a business combination.

Globalstar LLC (“Globalstar”) and Iridium Satellite LLC (“Iridium”) are both licensed and operational in the Big LEO band; however, to date, only Globalstar has applied for and received ATC authorization. Both Globalstar and Iridium provide voice and data services using dozens of LEO satellites. Iridium’s coverage is nearly global, while Globalstar covers numerous countries.

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

For our ICO mim service, we will also face competition from Sirius Satellite Radio (“Sirius”), which has merged with XM Satellite Radio, Inc. Sirius currently offers limited mobile video service using its existing satellites. We believe this service has limited expansion capability for the foreseeable future. Sirius does, however, have a large customer base and strong distribution system in addition to its original equipment manufacturer relationships. In addition, several large cellular companies have announced and/or initiated the use of terrestrial mobile video offered by MediaFLO, a subsidiary of Qualcomm. This service is focused on handheld users and will in the near term be limited to mostly urban regions. ICO’s likely competitive advantage in this area will be its satellite coverage, which will be capable of providing service to the vast majority of the United States not currently, or not likely to be, covered by MediaFLO. In 2008, AT&T also began to offer its own satellite-based mobile video product, CruiseCast. AT&T’s offering relies on existing Ku-band satellite capacity leased from other entities, and currently does not utilize a terrestrial network. There are other announced potential competitors in the mobile video market including local broadcasters using the ATSC-MH mobile standard on their existing broadcasting spectrum for urban and suburban coverage. Many of these potential competitors could also become partners in offering even more robust video services with advantages of greater content variety, including local content, and very broad coverage.

Outside of North America

We have coordinated the spectrum to operate a MEO satellite system globally outside of the United States (with the exception of two Middle Eastern countries) in the 2 GHz band in compliance with regulations promulgated by the United Kingdom and by the ITU. We have in orbit one MEO satellite, through which we currently provide a service on commercial terms for an agency of the U.S. government. We have ten additional MEO satellites in storage, most of which are in advanced stages of completion. We are currently using two gateway ground stations equipped with five antennas each, one located in the United States and the other in Germany, to uplink and downlink to/from the satellite as well as monitor our MEO satellite in orbit. In addition, we have other gateways around the world which we believe could be made active with reasonable efforts to enhance coverage of our global system.

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

We continue to explore the potential development of a MEO business plan outside of North America. Such a business plan would need to address regulatory obstacles to further development of our systems and would likely involve coordination with global and/or regional wireless operators as distribution partners. We have had preliminary discussions with potential partners for the development of a MEO satellite system, who could provide funding for the development of the MEO satellite system or other strategic assets to complement our physical and regulatory MEO assets. At this point, we do not know how such discussions will ultimately proceed and whether we will reach any agreement with any of the potential partners.

Regulation

Our ownership and operation of satellite and wireless communication systems is subject to regulation from the FCC, the ITU and U.K. Office of Communications (“Ofcom”).

Federal Communications Commission

The FCC generally regulates the construction, launch and operation of satellites, the use of satellite spectrum at particular orbital locations, the licensing of earth stations and mobile terminals, and the provision of satellite services in the United States. In 2001, the FCC authorized us to provide MSS in the United States using a MEO satellite system. In May 2005, the FCC granted our request to modify our reservation of spectrum for the provision of MSS in the United States using a GEO satellite system rather than a MEO satellite system. In January 2009, the FCC granted our request for ATC, a network that combines satellite services with terrestrial services, which also requires additional FCC authorizations to cover terrestrial facilities used to provide MSS/ATC services, including licenses and equipment certifications for the MSS/ATC handsets and other end-user equipment, as well as any gateway ground station located in the United States. In February 2009, Sprint Nextel filed an application for review by the full FCC requesting that the FCC disallow our ATC authorization. Our ATC authorization was previously granted on delegated authority by the relevant division of the FCC. We have opposed this request, which remains pending.

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

In addition, our use of the 2 GHz band is subject to successful relocation of incumbent broadcast auxiliary service, cable television relay service and local television transmission service (collectively “BAS”) users and other users in the uplink portion (2010-2020 MHz) of our band. The FCC’s rules require new entrants to the 2 GHz band, including 2 GHz MSS licensees, to relocate incumbent BAS users. Sprint Nextel, a new entrant in the 2 GHz band, is required to relocate incumbent BAS users in the 1990-2025 MHz band, which includes the 2 GHz MSS uplink band. On September 4, 2007, Sprint Nextel and other BAS parties filed a waiver request with the FCC stating that the progress in relocating the BAS operations has been delayed and, as modified by subsequent filings, Sprint Nextel requested an extension of its clearing deadline until August 2009. On March 5, 2008, the FCC ruled on this request, granting an extension to Sprint Nextel until March 2009, subject to a number of conditions and clarifications. Sprint Nextel has requested a further extension until February 7, 2010. The FCC, on its own motion, extended Sprint’s clearing deadline to April 19, 2009 and is seeking public comment on Sprint Nextel’s extension request. Given Sprint Nextel’s delays of the relocation of incumbent users in the 2 GHz band, commercial MSS operations will be delayed until at least late 2009. Despite the delay in relocation and the delay in the ability of MSS operators to commence operations, Sprint Nextel has sought through the courts and FCC approximately $100 million in reimbursement of eligible clearing costs from us. Whether Sprint Nextel will be entitled to any reimbursement and, if so, how much is uncertain, and will depend on the application and possible modification of the FCC’s rules. Finally, the FCC’s rules require that 2 GHz MSS licensees must relocate incumbent microwave users in the 2 GHz MSS downlink band at 2180-2200 MHz or reimburse other parties for their costs of relocating incumbent users. We have completed the clearing necessary for our Alpha Trial, and have some additional microwave links to clear to operate nationwide MSS.

ATC Authorization. ATC authorization enables the integration of a satellite-based service with terrestrial wireless services, resulting in a hybrid MSS/ATC system. The FCC regulates the ability to provide ATC-related services, and authorization for such use is predicated on compliance with, and achievement of, various regulatory milestones relating to the construction, launch and operation of the underlying MSS system. An MSS operator seeking to provide commercial ATC service must separately apply for ATC authorization and meet certain “gating criteria” related to the operation of its MSS system as a pre-condition to providing ATC service, including the following:

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

On January 15, 2009, we received authority to provide ATC services, subject to meeting the spare satellite and other gating criteria. In granting the ATC authority, the FCC also approved our requests to use the spectrum in a more efficient manner, consistent with rules of operation for comparable terrestrial spectrum. This authorization is subject to the FCC’s ruling on a pending Sprint Nextel challenge to the grant of our ATC authorization. We also received FCC authorizations to cover terrestrial facilities used to provide ATC services, including the MSS/ATC handsets and other end-user equipment. We expect to continue to make additional regulatory filings in 2009, including filings for licenses and equipment certifications.

International Telecommunication Union

The ITU regulates, on a global basis, the use of radio frequency bands and orbital locations used by satellite networks to provide communications services. The use of spectrum and orbital resources by us and other satellite networks must be coordinated pursuant to the ITU’s radio regulations in order to avoid interference among the respective networks. Ofcom informed the ITU that our MEO system has been brought into operation and is using the spectrum assignments in 2 GHz band. The ITU entered our MEO system in the Master International Frequency Register (“Master Register”) maintained by the ITU. For such a recorded assignment, other administrations shall take that system into account when making their own assignments, in order to avoid harmful interference.

Separately, by June 1, 2012, the ICO North America GEO system is required under ITU rules to be brought into use and coordinated with those national administrations whose satellite systems have superior ITU rights and who have communicated coordination requests to the ITU with respect to the ICO North America GEO system. If we fail to complete coordination with such administrations and systems, the GEO system may be prohibited under ITU rules from providing coverage to countries with which coordination requests are outstanding. We do not anticipate any substantial issues in meeting these requirements.

U.K. Office of Communications

Our satellites are permitted to operate subject to compliance with regulations promulgated by the ITU and the United Kingdom through Ofcom and the U.K. Department for Business Enterprise and Regulatory Reform. The MEO satellite system was first filed at the ITU by the United Kingdom in 1994. Handsets to be used in the MEO satellite system for the provision of MSS were authorized in a 1999 U.K. statute. In 2005, the ICO North America GEO system satellite was authorized for filing at the ITU by the United Kingdom, and the United Kingdom has formally requested coordination with other national administrations for the GEO system. Under the ITU constitution, only nations have full standing as ITU members, and therefore, we must rely on the United Kingdom for regulatory filings and coordination of our spectrum use and orbital location with all other potentially affected satellite operators that are represented by their respective national administrations. Ofcom has submitted our ITU filings on our behalf pursuant to our compliance with U.K. due diligence requirements for each of our MEO and GEO systems, respectively. U.K. due diligence requirements include obligations to proceed with our business plans and to comply with Ofcom and ITU requirements related to filings made. We have submitted materials that we believe comply with Ofcom’s requests, while preserving our legal rights regarding the propriety of those requests, but Ofcom has stated that, pending the outcome of any judicial review, it intends to write to the ITU on May 23, 2009 to “instruct that the ICO-P assignments currently recorded in the ITU Master Register be cancelled.” If these rights are cancelled, we could lose our ability to operate a MEO system based on our current ITU filing priority and MEO authorization, which in turn could have a material adverse effect on our ability to develop and operate the MEO satellite system. See “Risk Factors—Regulatory Risks—In order to maintain our U.K. authorization to operate our MEO satellite system, we may need to secure additional funding.” In addition, we must diligently participate in international coordination meetings arranged by Ofcom and coordinate with other national administrations in good faith.

European Community

On February 14, 2007, the European Commission (“EC”) adopted a decision on the “harmonized use of radio spectrum in the 2 GHz bands for the implementation of systems providing MSS.” This decision states that radio spectrum is available and planned to be used for MSS in the frequency bands 1980 - 2010 MHz and 2170 -2200 MHz. Under this decision, systems capable of providing MSS must include one or more space stations and may include complementary ground components, such as ground based stations used at fixed locations (similar to ATC).

On June 30, 2008, the European Parliament passed Decision No. 626/2008/EC under which, on August 7, 2008, the EC made a call for applications by October 7, 2008 for pan-European systems to provide MSS (‘EC Call”). On September 26, 2008, we initiated proceedings in the European Court of First Instance seeking the annulment of Decision No. 626/2008/EC of the European Parliament, contending that the Decision is illegal and should be annulled pursuant to Articles 230 and 231 of the Treaty establishing the European Community. As these proceedings had not been completed by the October 7, 2008 deadline to submit applications to the EC to provide MSS, ICO Satellite Limited filed an application with the EC as called for in the above mentioned Decision, without prejudice, pending the outcome of the proceedings in the European Court of First Instance. On November 12, 2008, the EC admitted the application of ICO Satellite Limited into the EC Call process.

Our Planned Systems and Operations

MSS/ATC System

We have successfully launched our ICO G1 satellite, met all our FCC milestones necessary for the grant and maintenance of our license for 20 MHz of 2 GHz spectrum in the United States, selected our spectrum blocks, and received ATC authorization subject to meeting certain criteria.

Once fully developed, our MSS/ATC System infrastructure is expected to include the following:

•	one or more orbiting GEO satellite(s), which will utilize a “bent pipe” architecture, where the satellite “reflects” the signals between the end-user equipment and the gateway ground station;

•	GBBF equipment that is located at the gateway ground station and which forms the beams that are used to transmit and receive signals to and from users;

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

GEO Satellite. We successfully launched ICO G1, built by Space Systems/Loral, Inc. (“Loral”), in April 2008. In December 2008, we completed ICO G1 in-orbit testing and testing of the GBBF system. The ICO G1 satellite design is based on a Loral 1300 standard satellite platform that has been optimized for GEO MSS/ATC communications requirements. It has an expected service life of 15 years and has a 12-meter reflector (antenna) that focuses the 2 GHz signals on North America. The GEO satellite is designed to enable us to provide continuous service coverage primarily in all 50 states in the United States, as well as Puerto Rico and the U.S. Virgin Islands. If appropriate regulatory approval is granted by other countries, the GEO satellite is capable of providing service outside of the United States, throughout many parts of North America.

The FCC originally authorized us to operate our GEO satellite at an orbital slot at 91° west longitude. We determined that this orbital slot could present coordination challenges with other GEO satellites operating at or near 91° west longitude. We therefore submitted an ITU filing for operation at the 93° west longitude orbital slot, and negotiated with the party who formerly held the first priority rights, for purposes of the ITU rules, at this orbital location. In December 2006, the FCC granted our application to change the orbital location of our GEO satellite to 92.85° west longitude.

For purposes of ATC, the FCC’s rules require us to maintain a spare satellite on the ground within one year after commencing ATC service. The spare satellite must be launched into orbit during the next commercially reasonable launch window following a satellite failure. The spare satellite is not a requirement for the provision of MSS-only services. We may use our 93° west longitude orbital slot for this second satellite.

Ground-Based Beam Forming Equipment. Our GBBF equipment is located at the gateway ground station and at four geographically dispersed sites in the continental United States. GBBF is a method of processing the communication signals at the gateway in a manner such that the satellite can dynamically form up to 250 spot beams of varying sizes throughout our coverage area in both the uplink and downlink paths. The primary and redundant GBBF equipment sets are complete and installed at our gateway in North Las Vegas, Nevada. They have completed their main testing and are operational. Ground based beam forming has been demonstrated to be a working technology.

Gateway Segment. The gateway segment of our MSS/ATC System has been constructed in North Las Vegas, Nevada, and is now fully operational. The gateway consists of a large gateway Ka-band feederlink antenna, along with the equipment necessary to communicate with the satellite. The gateway ground station will track the GEO satellite with the gateway antenna, and manages traffic routing and satellite telemetry, tracking and control (“TT&C”) between the ground and satellite antennas so as to maintain uninterrupted communications. A redundant gateway antenna and associated ground equipment may be implemented as needed.

Core Switching/Routing Segment. The core switching/routing segment will include the equipment needed to direct calls, route data and video traffic, provide application services and manage the network. In addition, network management applications are expected to manage integration and coordination of the MSS and ATC segments. Together, all of the core switching/routing components are expected to ensure that switching and radio capacity is used efficiently to provide integrated services throughout our MSS/ATC System. We have purchased the core segment for the Alpha Trial and we are currently in the process of identifying vendors to design and build the commercial core switching/routing segment and network operations centers. We believe that there are several vendors and partners who can meet our specifications in this regard.

ATC Segment. The ATC segment will provide terrestrial wireless communications service that, when fully built out and integrated with the satellite segment, will provide integrated services to end users and offer ubiquitous coverage in the United States through which communications will be possible nearly everywhere. Together, the MSS and ATC segments are expected to share the 20 MHz of nationwide spectrum. Our integrated MSS/ATC System is expected to include MSS radio equipment that will be co-located with the gateway segment equipment and ATC base stations that are expected to be deployed throughout the service area. These, together with dual-mode or other integrated devices, are expected to be capable of providing integrated end-user services and efficiently utilize the spectrum.

End-User Devices. In order to provide integrated services that maximize the benefits of the combination of satellite and terrestrial components, we intend to work with one or more user device or handset platform manufacturers and potentially one or more terrestrial ATC partners to design and develop MSS/ATC capable devices. We are developing a series of user devices in conjunction with technology partners for use with our Alpha Trial. We have developed, with Qualcomm, a prototype technology for a lightweight mass-market handset similar to existing cellular phones and PDAs. We have also developed a modem like device capable of communicating with any number of existing mass market user devices such as laptops or DVD screens. We believe a dual-mode (terrestrial/satellite) mobile device that is comparable to current terrestrial mobile phones can be constructed with relatively little additional hardware expense. We may also develop several different types of handsets and other mobile devices for specific applications, such as homeland defense, telematics, mobile video, maritime, and aeronautical.

Satellite Risk Management. We have procured launch and in-orbit satellite insurance coverage from approximately two dozen underwriters. These policies cover claims arising from events that take place during the launch phase, the subsequent in-orbit testing and through the operations phase of the satellite until one year after launch. The policies include the failure of a satellite to perform in accordance with design specifications during the policy period. The amount of coverage during the launch and in-orbit phases varies based on certain conditions with the launch phase covered for up to $344 million and the in-orbit phase covered for up to $278 million. These policies also include customary commercial satellite insurance exclusions and/or deductibles and material change limitations, including exclusions on coverage for damage arising from acts of war and other similar potential risks in addition to exclusions for certain types of problems affecting the satellite that were known at the time the policy was written. As is common in the industry, we have not insured against business interruption, lost revenues or delay of revenues in the event of a total or partial loss of the communications capacity or life of the satellite. While we have insured for the replacement cost of the satellite, the amount of insurance we may receive through the policy may not cover the cost to launch a replacement satellite. We are in the process of procuring in-orbit insurance for the satellite, for the period of time after the initial launch and in-orbit policy expires.

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

We have in orbit one MEO satellite launched in June 2001, referred to as “F2,” which currently provides services on commercial terms to an agency of the U.S. government. Primary satellite control is provided under an agreement with Intelsat, Ltd. (“Intelsat”), with backup satellite control provided by us in Slough, United Kingdom. We are required to have the capability of controlling F2 from the United Kingdom as part of our U.K. authorization. We are currently using two gateway ground stations each equipped with five antennas to monitor F2.

In addition, we have ten MEO satellites stored in a leased storage facility, most of which were in advanced stages of completion prior to the termination of work under the MEO satellite construction and launch agreements. The MEO satellites, including F2, are a modified Hughes 601 and Hughes 702 design and have a designed in-orbit life of 12 years. The satellites feature active S-band antennas capable of forming up to 490 beams for satellite-user links and C-band hardware for satellite-ground station links.

We have written down the assets related to our MEO satellite system to zero for accounting purposes in our consolidated financial statements. However, we continue to explore the potential development of a MEO business plan outside of North America. We continue to hold discussions with potential partners who could provide funding for development of the MEO satellite system or other strategic assets to complement our physical and regulatory MEO assets. At this point, we do not know how such discussions will ultimately proceed and whether we will reach any agreement with any of the potential partners. In addition to pursuing the development of the MEO satellite system, we may also pursue the integration of ATC-like components into our MEO satellite system to the extent permitted by applicable foreign regulatory authorities in the future. Such integration has recently been approved in Europe, where its principal spectrum regulatory body adopted a decision designating 2 GHz spectrum for MSS systems, including those supplemented by integrated terrestrial operations (a complementary ground component). We are also exploring the provision of service on F2 for disaster mitigation and recovery, and have conducted preliminary work to produce devices that will function on F2 for that purpose. We have a memorandum of understanding with the Commonwealth Business Council and the ITU under which we would provide millions of free minutes of satellite usage for humanitarian purposes over 2 years.

We are also currently in litigation with the sole manufacturer of our MEO satellites, as discussed under “Item 3—Legal Proceedings.”

Summary Organizational Chart

The following chart is a summary of the organizational structure of our Company as of December 31, 2008. For various historical, operational and regulatory reasons, we have many subsidiaries through which we hold our assets and conduct our operations. This chart only lists our primary subsidiaries. Many of these subsidiaries were formed in connection with the development of our international MSS and North American MSS/ATC System. Unless otherwise indicated, each entity is wholly-owned by its parent entity.

*	ICO North America has outstanding 2009 Notes. If all of the 2009 Notes were converted, the Company’s equity interest in ICO North America would be decreased to approximately 52%.

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

ICO Satellite Services G.P. ICO Satellite Services G.P. holds most of the contracts for the construction and operation of our MSS/ATC System and is also the employer for U.S. employees. ICO Satellite Services G.P. owns a 99.99% interest in New ICO Satellite Services G.P.

SSG UK Limited owns a 0.01% interest in New ICO Satellite Services G.P.

New ICO Satellite Services G.P. holds the U.S. FCC authorization for 20 MHz of 2 GHz MSS spectrum, the ATC authorization and the Mobile Earth Terminal authorization.

ICO Satellite North America Limited was formed to hold the U.K. regulatory instruments for our ICO North America GEO satellite system.

Financial Information About Geographic Areas

Most of our assets and current development activities relate to our business in North America. The following table contains the location of our long-lived assets as of December 31, 2008 and 2007 (in thousands):

	December 31,
	2008	2007
United States	$545,569	$410,427
Foreign	4	3

	$545,573	$410,430

Intellectual Property

We hold 30 granted U.S. patents and also have pending patent applications. For our MSS/ATC System, the patents and applications cover features such as various frequency reuse schemes, different terrestrial and satellite air interfaces, dual-mode user devices, network control and frequency planning, among others. We hold 39 granted foreign patents. ICO, ICO mim, the ICO logo and the ICO mim logo are trademarks or registered trademarks of ours in the United States and/or other countries.

Employees

As of December 31, 2008, we had a total of 60 employees, including executive officers. We have also engaged full and part-time consultants for the purpose of providing human resources, accounting services, strategy, regulatory and certain engineering specialties. Our employees are not subject to any collective bargaining agreements. Since December 31, 2008, as part of our overall efforts to curtail expenditures, we have eliminated seven full-time employee positions.

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

We were restructured in a bankruptcy and, since May 2000, have had no significant operations or revenues and do not generate any cash from operations. With the exception of 2005 when we recognized net income due to non-cash gains recognized on certain contract settlements, we have incurred net losses since our inception. We expect to have losses for the foreseeable future. We continue to incur expenses, which must be funded out of cash reserves or the proceeds, if any, of future financings.

The implementation of our business plan, including the construction of a second satellite system and the necessary terrestrial components of the MSS/ATC System, requires significant funding. It is unclear when, or if, we will be able to generate sufficient cash from operations to cover our expenses and fund capital expenditures beyond those required to complete the MSS portion of the MSS/ATC System. Our current assets will not be sufficient to fund our expenses through deployment of the integrated MSS/ATC System and commencement of revenue-generating operations. We would need substantial additional capital if we decide to develop the necessary ATC ground infrastructure alone, rather than with strategic partners. We expect that the additional funding needed for the type and scope of ATC service we would pursue without strategic partners would range from approximately $300 million to $800 million, depending on the business or consumer market we choose to serve, the type and extent of ATC infrastructure necessary to serve such market and the geographic scope of our service area. Moreover, the indenture governing the 2009 Notes and our $40 million working capital facility (“2009 Credit Facility”) restricts our ability to incur additional indebtedness and to sell, lease, transfer or encumber any of our assets, as discussed below under “Risks Related to the ICO North America 2009 Notes and 2009 Credit Facility.” There is a risk that we will not be able to obtain the additional funding required in the amounts or at the time the funds are required. If we are unable to obtain a partner or sufficient funds, we will not be able to pursue an ATC System or any business plan requiring an ATC System.

The recent financial crisis and current uncertainty in global economic conditions could have a material negative effect on our business, liquidity, results of operations, and financial condition.

The recent financial crisis affecting the banking system and financial markets and the current uncertainty in global economic conditions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit, equity and fixed income markets. There could be a number of follow-on effects from these economic developments on our business, including the difficulty in raising sufficient money to fund our operations and anticipated capital expenditures until we are able to generate positive cash flow, as well as the depression of the value of any assets that we may determine to sell or deploy together with strategic partners.

There is substantial doubt about our ability to continue as a going concern.

Because of the debt that must be repaid by our primary subsidiary, ICO North America, under the 2009 Credit Facility and the 2009 Notes in May 2009 and August 2009, respectively, and the uncertainty of obtaining financing in terms acceptable to us, or at all, due to the current credit crisis and volatility in the capital markets, there is substantial doubt about our ability to continue as a going concern. If we cannot generate sufficient liquidity by refinancing the debt and from our ARS or other funding sources, we plan to significantly reduce our operating and development expenditures, and may be unable to continue as a going concern.

We hold investments in ARS that may not be immediately convertible into cash which could impact the funding of future operations.

During the first quarter of 2008, we used the proceeds from the sale and maturity of certain of our investments and cash and cash equivalents to purchase student loan backed ARS that have become illiquid due to failed auctions. As of December 31, 2008, we held ARS with a par value of approximately $81.5 million and fair value of $69.4 million. On November 14, 2008, we entered into a settlement agreement with UBS Financial Services, Inc. (“UBS”) whereby UBS agreed to purchase ARS it sold to us prior to February 13, 2008, which we still held (“Eligible ARS”). Under the terms of the settlement, at our option, we can require UBS to purchase Eligible ARS from us at par value during the period of June 30, 2010 through July 2, 2012. Conversely, UBS has the right, at its discretion, to purchase or sell the Eligible ARS at any time until July 2, 2012, so long as we receive payment at par value upon any sale or disposition. UBS will also provide us with access to loans for a period until June 30, 2010 for an amount up to 75% of the market value of Eligible ARS, subject to certain restrictions in the indenture governing our 2009 Notes and 2009 Credit Facility. As of December 31, 2008, we held Eligible ARS with a par value of approximately $39.7 million. Excluding our short-term debt obligations, we intend to fund our remaining working capital needs for the next 12 months with cash on hand and liquidity generated from our ARS, including this settlement activity. To the extent we are unable to generate sufficient liquidity from our ARS as required by our operating plan, or we do not secure additional funding, we plan to significantly reduce our operating and development expenditures, which would include, among others, capital expenditures for the terrestrial network development of our MSS/ATC System, related personnel and vendor support, and other overhead.

We may not be successful in implementing our business plan and this failure would have a material effect on our financial condition and ability to generate revenues from operations and realize earnings.

Our business plan contemplates building an MSS/ATC System serving all 50 states in the United States, as well as Canada, Puerto Rico and the U.S. Virgin Islands. Neither we nor any other company in the past has offered service over such an integrated satellite and ATC network. We may be unable to develop such a network in the timetable or within the total costs projected, or we may be unsuccessful at selling the services provided by such a network. We presently have limited operations other than development of our MSS/ATC System and delays in the development of our technology and related MSS/ATC System would be harmful to the implementation of our business plan and, as a consequence, our financial condition and ability to commence revenue-generating operations and realize earnings.

There are significant risks associated with operating the satellite contemplated under our business plan.

Our business plan contemplates operating one GEO satellite, exposing us to risks inherent in satellite operations, including failure of the satellite to perform as specified. Satellites generally are subject to significant operational risks while in orbit. These risks include malfunctions, commonly referred to as anomalies, which can occur as a result of various factors, such as satellite manufacturers’ errors, problems with the power or control systems of the satellites and general failures resulting from operating satellites in the harsh environment of space. For example, our F2 satellite in the MEO satellite system that was successfully launched experienced an anomaly in orbit that interrupted some functionality for several months on two different occasions. ICO G1 contains master locator oscillators (“MLOs”), two of which may have lost their back-up unit. In the event there was another failure within those MLOs, there would be degradation in the return link from users in some parts of the United States. In addition, our GEO satellite system will utilize GBBF, a new technology that has not been implemented in a satellite system previously, although it has now been demonstrated over ICO G1.

There are many risks inherent to maintaining a satellite. We have obtained one year of in-orbit insurance coverage, and intend to maintain such in-orbit coverage in the future. We have obtained insurance containing customary satellite insurance exclusions and/or deductibles and material change limitations. As is common in the industry, we are not insuring against business interruption, lost revenues or delay of revenues in the event of a total or partial loss of the communications capacity or life of our satellite. Depending on our space insurance coverage, we may or may not be covered in our policy for any potential loss of these back- up MLOs. The amount of insurance we may receive through the policy may not cover the cost to launch a replacement satellite. Accordingly, we would not be fully insured for all of the potential losses that may be incurred in the event of a satellite malfunction.

An operational failure of the satellite may also endanger our FCC authorization to provide MSS using the 2 GHz spectrum in the event that satellite services cannot be promptly or fully initiated or restored. The loss of our MSS authorization would eliminate the value of our spectrum assignment and our ability to generate revenues from commercial MSS/ATC System operations, which would have a material adverse effect on our financial condition.

There are significant technological risks associated with development of our MSS/ATC System.

The successful development of our MSS/ATC System will require us, through our subsidiaries and together with our suppliers and partners, to develop several new systems. These include the integrated MSS and ATC systems, dual direction GBBF for communications between the satellite and terrestrial equipment, and the development of mass-market dual mode devices that will meet the FCC’s requirements. These devices are currently being developed. Although GBBF has been used for satellites before, and is currently operational in our MSS/ATC System, it has never been implemented in both directions to the extent planned for the GEO satellite. Also, the GEO satellite may operate at lower signal strength than other satellites, increasing the challenge of developing a suitable dual mode device. Each of these developments represents unique challenges that may impact schedule and development cost. In addition, the end-user devices and the new network infrastructure may be at a cost disadvantage, due to lack of manufacturing scale. This may place us at a cost disadvantage with respect to other terrestrial carriers.

Other parties may have patents or pending patent applications related to integrated MSS/ATC system technology. Those parties may claim that our products or services infringe their intellectual property rights and bring suit against us for infringement of patent or other intellectual property rights. Although we believe that we do not (and we do not intend to), we may be found to infringe on or otherwise violate the intellectual property rights of others. If our products or services are found to infringe or otherwise violate the intellectual property rights of others, we may need to obtain licenses from those parties or design around such rights, increasing development costs and potentially making our MSS/ATC System less efficient. We may not be able to obtain the necessary licenses on commercially reasonable terms, or at all, or to design around such rights. In addition, if a court finds that we infringe or otherwise violate the intellectual property rights of others, we could be required to pay substantial damages or be enjoined from making, using or selling the infringing product or technology. We could also be enjoined while an infringement suit was pending. Any such claim, suit or determination could have a material adverse effect on the operation of the MSS/ATC System or our competitive position and ability to generate revenues.

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

We face significant competition from companies that are larger or have greater resources than us, and from companies that may introduce new technologies and new wireless spectrum. While we plan to be one of the first companies to offer integrated satellite and ATC-based terrestrial services, in parts of our business we will face competition from many well-established and well-financed competitors, including existing cellular and PCS operators who have large established customer bases. Many of these competitors have substantially greater access to capital and have significantly more operating experience than we do. Further, due to their larger size, many of these competitors enjoy economies of scale benefits that are not available to us.

We may also face competition from other MSS operators planning to offer MSS/ATC services. In addition, the FCC could make additional wireless spectrum available to new or existing competitors. For example, in 2006 the FCC auctioned 90 MHz of spectrum designated for AWS, which includes a variety of wireless services such as Third Generation, or 3G, mobile broadband and advanced terrestrial wireless services. In 2008, the FCC auctioned another 52 MHz of spectrum in the 700 MHz band and is expected to re-offer another 10 MHz that, due to different rules applying to that spectrum, was not sold in that auction. The FCC has designated additional spectrum for AWS, but has not yet adopted licensing or service rules for that spectrum.

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

We do not know whether any of our pending patent applications will be issued or, in the case of patents issued or to be issued, that the claims allowed are or will be sufficiently broad to protect our intellectual property. Even if all of our patent applications are issued and are sufficiently broad, our patents may be challenged, invalidated or circumvented. In addition, we do not know whether we will be successful in maintaining the rights to our granted trademarks and these trademark rights may be challenged. Moreover, patent and trademark applications filed in foreign countries may be subject to laws, rules and procedures that are substantially different from those of the United States, and any resulting foreign patents may be difficult and expensive to enforce. We could, therefore, incur substantial costs and diversion of resources in prosecuting patent and trademark infringement suits or otherwise protecting our intellectual property rights, which could have a material adverse effect on our financial condition and results of operations, regardless of the final outcome. Despite our efforts to protect our proprietary rights, we may not be successful in doing so or our competitors may be able to independently develop or patent technologies equivalent or superior to our technologies.

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

We are engaged in litigation with Boeing and Boeing Satellite Services International, Inc. and expect to incur material expenses in pursuing this litigation.

We are engaged in litigation with Boeing and Boeing Satellite Services International, Inc. (“BSSI”), arising out of agreements for the development and launch of MEO satellites for our subsidiary, ICO Global Communications (Operations) Limited (“ICO Operations”). In October 2008, after a three-month trial, the jury found that BSSI had breached its contract with ICO Operations and engaged in fraud, and that BSSI’s parent, Boeing, had tortiously interfered with our contract. The jury further found that in dealing with us, BSSI and Boeing acted with malice, oppression or fraud. The verdicts totaled $371 million in compensatory damages and $236 million in punitive damages. On January 2, 2009, judgment was entered in favor of ICO, including $24 million of pre-judgment interest, in the amount of $631 million. On February 26, 2009, the Court denied six of the seven Boeing post-trial motions and granted one motion regarding pricing fraud, reducing the judgment by approximately $28 million, or 4%. As a result, the judgment previously entered on the jury’s compensatory and punitive damages verdicts against both Boeing and its satellite subsidiary became final in the amount of $603.2 million. Other than determining the amount of recoverable costs to which we are entitled, these rulings were the last step in the trial court process that began in 2004. Beginning January 2, 2009, post-judgment interest will accrue on the full judgment amount at the rate of 10% per annum (simple interest), or approximately $60 million per year. The awards are subject to the risks of appeals and collection. Boeing and BSSI filed their notice of appeal on March 6, 2009, and we filed our notice of appeal on March 24, 2009. Through December 31, 2008, we have incurred approximately $18.6 million in pursuing this litigation and expect we will continue to incur additional costs through the ultimate resolution which is uncertain. To the extent the verdict reached in our case becomes subject to appeal, it is unlikely that we will generate any liquidity from this verdict in the next 12 months. If we are unable to continue to fund the litigation, or if we do not substantially prevail on appeal, this could materially negatively impact our liquidity and cash position.

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

Certain of our subsidiaries have agreements with the operators of the gateways for our MEO satellite system. Three of these agreements have been terminated, but there has not been a settlement reached yet. We also have discontinued the funding of certain of the gateway agreements and may discontinue the funding of certain of our subsidiaries who are parties to the gateway agreements. We may incur costs associated with further terminations and the operators of the gateways may try to hold us liable for these agreements. As of December 31, 2008, we had an accrued liability of $50 million related to these unsettled agreements. If we are unable to terminate and settle the remaining agreements on favorable terms, the cash required to settle the entire amount may have a material adverse effect on our financial condition.

Our success depends on certain key management personnel, and our limited liquidity and related business risks may make it difficult to maintain our key managers and, if necessary, attract new managers.

Our future success depends largely on the expertise and reputation of our senior management team. In addition, we face the risk that we will be unable to refinance our debt coming due in 2009 and related risks to the ability to operate the business in its current configuration. Our key managers have employment contracts limited to six months of severance in the event of a termination of employment, which is less than provided at some other companies, including some competitors and other peer entities. These factors create the risk that we may lose our key management personnel to other companies. Although other companies may face some or all of these risks, and the employment market is generally weak, many companies face fewer or none of these risks, and the market for key management personnel continues to exist, even if currently at a reduced level. The loss of any of our key personnel or the inability to recruit and retain qualified individuals could adversely affect our ability to implement our business strategy and operate our business.

Risks Related to the ICO North America 2009 Notes and 2009 Credit Facility

Our primary subsidiary, ICO North America, has not generated sufficient cash to repay its 2009 Credit Facility and 2009 Notes upon maturity in May 2009 and August 2009, respectively.

The 2009 Credit Facility and the 2009 Notes must be repaid in May 2009 and August 2009, respectively. The total amounts due at maturity are expected to be $45.6 million and $767.6 million, respectively. As a development stage company, ICO North America does not currently generate any operational cash flow nor do we expect it to generate sufficient cash flow in the future to be able to repay the 2009 Credit Facility and 2009 Notes at maturity. Failure to repay our 2009 Credit Facility would constitute an event of default under the 2009 Notes. In addition, the agreement governing the 2009 Credit Facility requires ICO North America to file year-end financials with an audit opinion that shall not be qualified as to scope or contain any going concern or other qualification or exemption. The opinion from our independent registered public accounting firm on the ICO North America 2008 consolidated financial statements contains an explanatory paragraph regarding substantial doubt about ICO North America’s ability to continue as a going concern. This results in a default under the 2009 Credit Facility which, if not remedied before the end of the cure period, would result in an event of default that would allow the administrative agent or holders of a majority of the aggregate principal amount to declare the

2009 Credit Facility due and payable and to initiate remedies against the collateral unless ICO North America is able to obtain a waiver or amendment of this requirement from a majority of the holders of the 2009 Credit Facility. Such a declaration, in turn, would allow the trustee or holders of 25% or more of the 2009 Notes to declare the 2009 Notes due and payable and to initiate remedies against the collateral.

ICO North America may not be able to refinance its 2009 Credit Facility or 2009 Notes.

ICO North America plans to refinance the 2009 Credit Facility and 2009 Notes on or prior to their maturity dates of May 1, 2009 and August 15, 2009, respectively. Based on the current credit crisis and volatility in the capital markets, there is no assurance that this refinancing will be completed on terms acceptable to us, if at all. See “Risk Factors—Risks Related to Our Business—The recent financial crisis and current uncertainty in global economic conditions could have a material negative effect on our business, liquidity, results of operations, and financial condition.” The outcome of these events cannot be predicted at this time, which raises substantial doubt about ICO North America’s and our ability to continue as a going concern.

The 2009 Notes and 2009 Credit Facility are secured by a security interest in substantially all of ICO North America and its subsidiaries’ assets and by our pledge of its capital stock that, in the event of certain defaults, could allow the noteholders to take ownership of some or all of ICO North America’s assets.

The 2009 Notes and 2009 Credit Facility are secured by a first priority security interest in substantially all of the assets of ICO North America and its present and future subsidiaries to the extent permitted by law and by a first priority pledge by ICO North America’s parent, ICO, of ICO North America’s capital stock, subject to certain exceptions. ICO North America and its subsidiaries currently hold substantially all of our assets. In addition, the 2009 Notes and 2009 Credit Facility are fully and unconditionally guaranteed by all of ICO North America’s present and future subsidiaries, and those guarantees are secured by a pledge of substantially all of the guarantors’ assets to the extent permitted by law. In the event of certain defaults under the indenture governing the 2009 Notes and 2009 Credit Facility, subject to the terms and conditions of the indenture, this security interest could allow the noteholders to take ownership of some or all of ICO’s North America’s assets and/or capital stock.

ICO North America has a substantial amount of indebtedness, which could adversely affect our ability to execute our business plan and to obtain additional financing, and the terms of the indenture governing the 2009 Notes and 2009 Credit Facility may restrict ICO North America’s current and future operations.

As of December 31, 2008, ICO North America had $700 million of the 2009 Notes outstanding, including interest payments made in the form of additional notes during 2008, and $44 million of the 2009 Credit Facility outstanding. This substantial debt could have significant consequences, including, but not limited to:

•

requiring ICO North America to dedicate a substantial portion of its assets and cash flow, if any, to pay principal and interest on the 2009 Notes and 2009 Credit Facility, reducing the funds available for working capital, capital expenditures, payment of dividends, acquisitions and other general corporate purposes;

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

In particular, the legal documents governing the 2009 Notes and the 2009 Credit Facility contain a number of restrictive covenants that impose significant operating restrictions that may limit ICO North America and its subsidiaries’ ability to engage in acts that may be in their long-term best interests. In addition, the indenture includes covenants restricting, among other things, ICO North America and its subsidiaries’ ability to:

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

A breach of any of the restrictive covenants could result in an event of default under the 2009 Notes and/or the 2009 Credit Facility. In an event of default under the 2009 Notes, the trustee or the holders of 25% of the aggregate principal amount of the outstanding 2009 Notes (or in the case of the 2009 Credit Facility, the administrative agent or holders of more than 50% of the aggregated principal amount of the 2009 Credit Facility), may elect to declare the notes or credit facility to be immediately due and payable and to enforce the guarantees of ICO North America’s subsidiaries, to enforce their security interest or to enforce our pledge of ICO North America’s capital stock. If the 2009 Notes or 2009 Credit Facility were accelerated, ICO North America and its subsidiaries’ assets may not be sufficient to repay the notes.

ICO North America may not have the ability to finance the change of control repurchase offer required by the indenture governing its 2009 Notes and 2009 Credit Facility.

Upon the occurrence of certain events, including a change in control of ICO North America, as that term is defined in the indenture governing the 2009 Notes and 2009 Credit Facility, or a transaction pursuant to which any person holds an amount of our capital stock that represents more votes in the election of our directors than is represented by the capital stock held by ERSH, ICO North America is required to make an offer to repurchase the 2009 Notes in cash at a purchase price equal to 107.5% of the aggregate principal amount.

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

The 2009 Notes are convertible into shares of ICO North America’s common stock, and, if converted, our ownership of ICO North America would be reduced to approximately 52%.

Holders of ICO North America’s 2009 Notes may convert their notes into shares of ICO North America’s Class A common stock at any time. Because ICO North America did not complete a qualifying public offering by August 15, 2007, the non-occurrence of this event triggered a change to the conversion price of the 2009 Notes equal to a 2% premium on the fully diluted shares outstanding as of August 15, 2007. This beneficial conversion feature resulted in a reduction to the conversion price of the 2009 Notes from $4.25 per share to $4.06 per share. If all of the 2009 Notes were converted, our ownership interest in ICO North America would be reduced to approximately 52%. Presently, we hold over 99% of the capital stock of ICO North America and, therefore, have significant discretion over the conduct of its operations, subject only to the restrictions contained in the indenture governing the 2009 Notes and 2009 Credit Facility and our obligations to minority stockholders of ICO North America. While we would remain its controlling stockholder even if all of the note holders choose to convert, our influence over the operations of ICO North America would be limited to our ability to elect its directors, which would mean that our interests in its operations would be balanced against any competing interests of the Class A common stockholders, possibly resulting in delays in the implementation of, and changes to, the business plan for our primary subsidiary, ICO North America.

Risks Related to Our Class A Common Stock

Our Class A common stock may be delisted from Nasdaq and if this occurs you may have difficulty converting your investment into cash efficiently.

Nasdaq, the market on which our Class A common stock is listed, has established certain standards for the continued listing of a security on the Nasdaq Global Market. The standards for continued listing require, among other things, that the minimum bid price for the listed securities be at least $1.00 per share. Nasdaq has temporarily suspended this $1 minimum bid price requirement through July 19, 2009. Our common stock has traded below $1.00 since January 20, 2009. We may not be able to continue to satisfy the requirements for maintaining a Nasdaq listing once the April 19 suspension expires. Nor can there be assurance that Nasdaq will continue to suspend this $1 minimum bid price requirement beyond July 19, 2009. If our Class A common stock were to be excluded from Nasdaq, the prices of our Class A common stock and the ability of holders to sell such stock would be adversely affected, and we would be required to comply with the initial listing requirements to be relisted on Nasdaq or another stock market.

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

The interests of our controlling stockholder may conflict with the interests of the holders of our Class A common stock.

ERSH controls approximately 67% of the voting power of our outstanding capital stock. As a result, ERSH has control over the outcome of matters requiring stockholder approval, including:

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

ERSH controls approximately 67% of the voting power of our outstanding capital stock. As a result, we are a “controlled company” within the meaning of the Nasdaq Global Market corporate governance standards. Under the NASD Marketplace Rules, a company of which more than 50% of the voting power is held by another company is a “controlled company” and may elect not to comply with certain Nasdaq Global Market corporate governance requirements, including (1) the requirement that a majority of the board of directors consist of independent directors, (2) the requirement that the compensation of officers be determined, or recommended to the board of directors for determination, by a majority of the independent directors or a compensation committee comprised solely of independent directors, and (3) the requirement that director nominees be selected, or recommended for the board of directors’ selection, by a majority of the independent directors or a nominating committee comprised solely of independent directors with a written charter or board resolution addressing the nomination process. We have currently elected to utilize these exemptions. As a result, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq Global Market corporate governance requirements.

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

In addition, ICO North America and its subsidiaries are prohibited from paying cash dividends on their capital stock and from purchasing or redeeming their capital stock (unless funded by a contemporaneous sale of capital stock) under the terms of the indenture governing ICO North America’s 2009 Notes and 2009 Credit Facility.

Regulatory Risks

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

We are subject to a large number of FCC regulations. FCC authorizations to provide wireless communication services and operate certain equipment are a necessary part of an MSS/ATC network. Though we have met our satellite milestones, we remain subject to FCC rules for the operation and development of an MSS system. Our authorization to provide ATC services is predicated on our meeting certain gating criteria, including being within one year of having a ground spare satellite and having the capability of providing commercial MSS throughout the United States and certain territories. Failure to comply with relevant FCC rules or with the terms of FCC authorizations granted to us to provide MSS or ATC services could result in a cancellation of our MSS or ATC authorization, unless a waiver of the rules or conditions is obtained.

Ofcom submits ITU filings on our behalf, pursuant to our continuing compliance with U.K. due diligence requirements. Ongoing due diligence requires us to proceed with our business plans and to comply with Ofcom and ITU requirements related to filings made. U.K. law also imposes an indemnification requirement on us and ICO North America in the event its satellite causes damage to another satellite in flight.

The ITU regulates the use of radio frequency bands and orbital locations used by satellite networks to provide communications services. The use of spectrum and orbital resources by us and other satellite networks must be coordinated pursuant to the ITU’s Radio Regulations in order to avoid interference among the respective networks.

By June 1, 2012, our GEO satellite system is required under ITU rules to be brought into use and coordinated with those national administrations whose satellite systems have superior ITU rights. If the system is not brought into use by June 1, 2012, the ITU would automatically cancel the ITU filings for that system, which could have a material adverse effect on our ability to deploy the GEO satellite system. Further, if we fail to complete coordination with such administrations and systems, the system may be prohibited under ITU rules from providing coverage to countries served by those satellite systems.

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

In order to maintain our U.K. authorization to operate our MEO satellite system, we may need to secure additional funding.

We have in orbit one MEO satellite launched in June 2001, which currently provides a service on commercial terms for an agency of the U.S. Government. In order to maintain the ability to operate the MEO satellite system in compliance with U.K. regulations, we should meet U.K. due diligence requirements. We have certified that the MEO satellite system has met seven of the eight milestones specified in the 1997 CEPT decisions that provisioned spectrum in Europe for 2 GHz MSS systems.

We have received communications from the Ofcom stating that, pending the outcome of any judicial review, it plans to take action by May 23, 2009 to attempt to cancel the ITU filing for coordination priority made on our behalf for our MEO satellite system. If Ofcom does not support us in international forums, it could lead to the loss of our ability to operate a MEO system based on our current ITU filing priority and MEO authorization. If we are unable to preserve our claim to priority and legacy rights, we will be entitled to pursue international S-band operations on the same terms as all other operators. In addition, we may or may not proceed with the development of our physical and regulatory MEO assets, depending on the development of a MEO business plan and the associated costs (including the costs to comply with the final milestone or any new milestones imposed) and the evolution of the regulatory environment for S-band systems globally, particularly in Europe, as well as the success of discussions with potential partners who could provide the funding for the development of the MEO satellite system. If we lose our authorizations, this could have a material adverse effect on our ability to develop and operate the MEO satellite system. If we are unable to proceed with a MEO system because of the loss of these authorizations or for other reason, this could have a material adverse effect on our business.

We have not yet met the conditions to provide ATC service under our ATC authorization and, if we are not successful in meeting these conditions, it could have a material adverse effect on our ability to deploy the integrated MSS/ATC System.

We cannot commence commercial ATC service until we have met certain ATC “gating criteria,” including a requirement to have a spare satellite on the ground available one year after commencing ATC service. We have not yet ordered a spare satellite. Construction of a spare satellite would likely require two to three years. We may also need to apply for additional authorizations, including licenses and equipment certifications for end-user and other equipment. If we are unsuccessful in receiving such authorizations from the FCC, it could have a material adverse effect on our ability to deploy and generate revenues from the operation of the integrated MSS/ATC System and realize earnings.

Our ATC authorization is subject to pending application for FCC review.

In January 2009, our request for ATC authorization was granted by the International Bureau, the relevant division of the FCC with authority over such matters. In February 2009, Sprint Nextel filed an application for review by the full FCC requesting that the FCC disallow our ATC authorization. We have opposed this request on the grounds that it is legally incorrect. The matter is pending before the FCC. If we lose our authorization, this could have a material adverse effect on our ability to develop and operate the ATC service. If we are unable to proceed with ATC service because of the loss of this authorization or for other reasons, this would have a material adverse effect on our business.

Our use of the 2 GHz band is subject to successful relocation of incumbent users.

There are currently incumbent users operating services in certain portions of the 2 GHz band. Our operations in the 2 GHz band are subject to successful relocation of incumbent BAS users and other users in the uplink band. The FCC’s rules require new entrants to the 2 GHz band, including 2 GHz MSS licensees, to relocate incumbent BAS users. Sprint Nextel, a new entrant in the 2 GHz band, is required to relocate incumbent BAS users in the 2 GHz MSS uplink band.

On September 4, 2007, Sprint Nextel made a filing with the FCC stating that progress in relocating the BAS operations has been substantially delayed and requested (as modified by a subsequent filing) a twenty four month extension of its clearing obligations until August 2009. On March 5, 2008, the FCC ruled on this request, granting Sprint Nextel until March 2009, subject to a number of conditions and clarifications. Sprint Nextel has requested a further extension until February 7, 2010. The FCC, on its own motion, extended Sprint’s clearing deadline to April 19, 2009, and is seeking public comment on Sprint Nextel’s extension request. Though an FCC proceeding is pending that would allow us to commence commercial service before Sprint finishes clearing the relevant spectrum, we cannot predict when or how that proceeding will conclude. Delays in making sufficient progress in the relocation effort could delay the start of commercial MSS operations. Any such delay would negatively impact our ability to develop our ICO mim service, our revenues during the period of the delay and potentially delay the deployment of our integrated MSS/ATC System.

In addition, Sprint is seeking reimbursement of clearing costs from 2 GHz MSS licensees, including us, through litigation and regulatory action. Whether Sprint Nextel is entitled to any reimbursement and, if so, how much, will depend on the application and possible modification of the FCC’s rules. If we are required to reimburse Sprint Nextel, payments could have a material adverse effect on our financial condition and results of operations.

The FCC’s rules require that new entrants to the 2 GHz band relocate microwave incumbent users in the 2 GHz MSS downlink band or reimburse other parties for their costs of relocating those incumbent users. We have completed the clearing necessary for our two market Alpha Trial and have some additional microwave links to clear to operate nationwide MSS. We still would need to complete clearing or pay reimbursement to others for downlink clearing in order to use ATC. It is possible we could be unsuccessful in clearing all of the necessary microwave incumbents in a timely manner, and any such clearing delay may impact the operation of our MSS/ATC System.

Our spectrum assignment is subject to pending petitions for FCC reconsideration.

On December 8, 2005, the FCC increased the assignment to us of 2 GHz MSS spectrum from 8 MHz to 20 MHz. Our spectrum assignment is subject to pending petitions for reconsideration of this FCC decision, and is conditioned upon any reinstatement of a cancelled Globalstar 2 GHz MSS authorization. FCC reinstatement of the Globalstar authorization would likely result in a reduction in the amount of spectrum assigned to us. Any reduction in our spectrum assignment could reduce its value and adversely affect the implementation of our business plan and our financial condition and competitive position.

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

The following table lists our leased properties, both in the United States and in the United Kingdom:

Location	Operation	Lease Term	Square Footage (Approx.)
Reston, VA	U.S. Corporate Headquarters	Expires May 30, 2012	7,508
Reston, VA	U.S. Corporate Headquarters	Expires June 30, 2010	9,750
Lafayette, CA	Corporate Offices	Expires June 30, 2009	1,344
El Segundo, CA	Space Segment Engineering	Expires May 31, 2009	1,948
El Segundo, CA	Satellite Warehouse Facility	Expires November 30, 2012	23,959
North Las Vegas, NV	Network Operations	Expires September 30, 2010	3,000
North Las Vegas, NV	Gateway	Expires February 28, 2012	1,300
Bellevue, WA	Finance/Human Resources/Information Technology	Expires December 31, 2010	6,368
Washington, DC	Regulatory	Month-to-Month	1,195
Slough, Berkshire, U.K.	U.K. Registered Office(1)	Expires June 25, 2011	4,070
Slough, Berkshire, U.K.	Archive Warehouse	Expires June 23, 2009	2,570
Slough, Berkshire, U.K.	Service Offices	Expires February 28, 2010	484

(1)	Also serves as the backup satellite control center for our MEO satellite.

In addition to our leased properties, we own approximately 42 acres in Itaborai, Brazil, on which certain gateway equipment for our MEO satellite system is located.

We believe our facilities are adequate for our current business and operations.

Item 3.	Legal Proceedings.

In response to our demand for arbitration, in August 2004 BSSI filed an action in the Superior Court of the State of California, in and for the County of Los Angeles, against ICO Operations seeking a judicial declaration that we had terminated our contractual agreements with BSSI, and thereby extinguished all of our rights and claims against BSSI arising out of or relating to the development, construction and launch of our MEO satellites. In response, we filed a cross complaint seeking damages from BSSI for breach of the parties’ agreements and for other wrongful, tortious conduct. Subsequently, we also filed a cross complaint against Boeing, BSSI’s corporate parent, alleging wrongful, tortious conduct that also damaged us. BSSI filed a cross complaint against us seeking unspecified monetary relief.

On October 21, 2008, the jury awarded us at least $370.6 million against BSSI in its verdict in the case, composed of $279 million for breach of contract and fraud with regard to satellite pricing and $91.6 million for fraud with regard to launches. The jury also awarded us $91.6 million against Boeing for tortious interference. The jury also rejected all of BSSI’s causes of action against us.

On October 28, 2008, in view of the jury’s finding that BSSI and Boeing acted against us with malice, oppression or fraud, the jury heard evidence and argument to determine the amount, if any, of punitive damages to be awarded to us. On October 31, 2008, the jury awarded us $236 million in punitive damages, consisting of $59 million against BSSI and $177 million against Boeing.

On January 2, 2009, the court presiding over the case entered judgment on the verdict, including pre-judgment interest, in the amount of $631.1 million. On February 26, 2009, the Court denied most of Boeing’s post-trial motions and granted one, and the judgment became final in the amount of $603.2 million. Beginning January 2, 2009, post-judgment interest will accrue on the full judgment amount at the rate of 10% per annum (simple interest), or approximately $60 million per year.

The awards are subject to appeals and collection. Boeing and BSSI filed their notice of appeal on March 6, 2009, and we filed our notice of appeal on March 24, 2009. Through December 31, 2008, we have incurred material costs in pursuing this litigation and expect we will continue to incur additional costs through the ultimate resolution, which is uncertain.

In June 2008, Sprint Nextel filed an action in the U.S. District Court in the Eastern District of Virginia seeking a court order requiring us to reimburse Sprint Nextel for current and estimated future spectrum clearing costs up to $100 million. The FCC’s rules establish the circumstances under which Sprint Nextel may seek reimbursement of clearing costs from MSS entrants such as us. On August 29, 2008, the court granted our motion to stay on primary jurisdiction grounds, stayed the case pending further FCC action, and removed the case from the court’s active docket. We believe the FCC’s rules do not require payment under the existing circumstances, which have arisen because of Sprint Nextel’s failure to meet its clearing obligation. We believe that Sprint Nextel’s claims are without merit and intend to vigorously defend ourselves against Sprint Nextel. We currently believe that this lawsuit will not have a material adverse effect on our financial condition, results of operations or cash flows; however, the outcome is uncertain.

In December 2006, Ellipso, Inc. and affiliated parties (“Ellipso”) filed an action in the Superior Court of the District of Columbia seeking damages in excess of $100 million from us and our subsidiary, ICO Global Limited, for breach of contract, breach of warranty and fraud. We, ICO Global Limited and Ellipso reached an approved settlement agreement regarding these claims in May 2008 and the action has been dismissed from the court.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Class A Common Stock

Our Class A common stock trades on the Nasdaq Global Market under the symbol “ICOG.”

The table below sets forth the high and low closing bid quotations of our Class A common stock in U.S. dollars for each of the periods presented. Stock prices represent amounts published on the Nasdaq Global Market. As of March 5, 2009, the price of our Class A common stock was $0.29 per share.

	2008		2007
Period	High	Low	High	Low
First Quarter	$3.09	$2.28	$4.68	$3.90
Second Quarter	$4.50	$3.03	$4.42	$3.48
Third Quarter	$4.01	$1.09	$3.70	$2.32
Fourth Quarter	$1.70	$0.65	$4.60	$2.92

As of March 5, 2009, there were approximately 372 record holders of our Class A common stock.

Market for Our Class B Common Stock

There is no established trading market for our Class B common stock, of which we have 53,660,000 shares outstanding with two holders of record, and 1,625,000 shares underlying outstanding Class B common stock options. Each share of Class B common stock is convertible at any time at the option of its holders into one share of Class A common stock.

Dividends

We have never paid a dividend on shares of our equity securities. We do not intend to pay any dividends on our common shares during the foreseeable future. It is anticipated that earnings, if any, from operations will be used to finance growth. We do not have independent operations, and our ability to pay any dividends will be dependent on the ability of our subsidiaries to transfer funds to us in the form of cash dividends. As discussed under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” ICO North America and its subsidiaries are prohibited from paying cash dividends on their capital stock and from purchasing or redeeming their capital stock (unless funded by a contemporaneous sale of capital stock) under the terms of the indenture governing ICO North America’s 2009 Notes and 2009 Credit Facility.

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

Date	Title	Number of shares		Consideration
December 1, 2008	Class A common stock	110,619	(1)	—

(1)	Issued as compensation to Eagle River, Inc., for advisory services performed from September 1, 2008 through November 30, 2008.

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

On July 11, 2008, the SEC declared effective our registration statement on Form S-3 (SEC File No. 333-152100). The registration statement registers the resale of shares of our Class A common stock acquired by certain shareholders in non-registered private placements. The registration statement also permits the future offering by us of shares of common stock, preferred stock and debt securities. We have not commenced any offering under the registration statement.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and accompanying notes included in this Form 10-K.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Operating expenses:
General and administrative	$54,771	$43,651	$36,100	$27,850	$28,011
Research and development	5,080	7,738	6,603	570	—
Contract settlements(1)	—	—	—	(74,955)	—
(Gain) loss on disposal of assets	17	—	(8)	(2,030)	—
Impairment of property under construction(2)	—	—	—	—	865,191

Operating income (loss)	(59,868)	(51,389)	(42,695)	48,565	(893,202)
Net interest expense	(36,262)	(24,492)	(25,773)	(16,496)	(9,087)
Other income (expense)	(4,175)	1,738	853	76	220

Income (loss) before income taxes	(100,305)	(74,143)	(67,615)	32,145	(902,069)
Income tax expense	(2,872)	(1,175)	(202)	(785)	(429)

Net income (loss)	$(103,177)	$(75,318)	$(67,817)	$31,360	$(902,498)

Basic and diluted income (loss) per share	$(0.51)	$(0.38)	$(0.34)	$0.16	$(4.64)
Total assets	$663,964	$602,133	$646,600	$714,984	$54,960
Long-term obligations, including current portion of capital lease obligations(3)	$40,382	$685,263	$646,392	$639,446	$68,492

(1)	Certain of our subsidiaries had agreements with ten operators of gateways for our MEO satellite system. Eight of the ten operators have terminated their agreements with us and discontinued providing the requisite level of services. We have continued to accrue expenses according to our subsidiaries’ contractual obligation until such obligations have been released and the operator has ceased providing services, although in most instances our subsidiaries have suspended or significantly reduced actual payments to the operators. In 2005, upon reaching settlement with four operators, pursuant to which the operators’ claims were legally released, we eliminated the accrued liability and recognized a gain on contract settlements of $75 million.

(2)	In December 2004, our Board of Directors determined to significantly curtail further construction on our MEO satellite system. As a result of this decision, the remaining property under construction related to the MEO satellite system, which included the satellites and the remaining equipment at various gateways, was determined to have no future value for accounting purposes, resulting in an impairment charge of $865.2 million.

(3)	In August 2008, the 2009 Notes were reclassified from long-term to current convertible debt on our consolidated balance sheets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this Form 10-K.

Special Note Regarding Forward-Looking Statements

With the exception of historical facts, the statements contained in this management’s discussion and analysis are “forward-looking” statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statements. Factors that might cause or contribute to such a difference include, but are not limited to, those discussed under “Item 1A. of Part I—Risk Factors,” “Risks and Uncertainties” below and elsewhere in this Form 10-K. The forward-looking statements included in this document are made only as of the date of this report, and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

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

We have met all the FCC milestones necessary to maintain authorization to use our assigned MSS spectrum in the United States. On April 14, 2008, we launched ICO G1 and on May 9, 2008, we certified to the FCC that our MSS system was operational, satisfying our final milestone. On May 30, 2008, we received our 2 GHz license and were granted our spectrum selection in the 2 GHz band, 2010 – 2020 MHz and 2180 – 2190 MHz. We are initially using ICO G1 to conduct our Alpha Trial, which began in the fourth quarter of 2008. In January 2009, we received authorization from the FCC to provide commercial ATC service, subject to meeting certain “gating criteria.”

We have begun to demonstrate the operational status of our MSS system on a trial basis. Starting in 2007, and continuing in 2008, we began to: (i) sign agreements with vendors to more fully develop technology that would permit video and data multicasting and voice and data interactivity from the satellite, as well as related integrated services for the terrestrial segment; (ii) design and construct a terrestrial network, including the leasing of towers; and (iii) install radio equipment in the terrestrial network. During 2009, we plan to continue these activities; however, to the extent our investments in ARS do not become liquid or we do not secure additional financing as described below, we plan to reduce or delay our spending on these activities. In addition, the commencement of full scale commercial MSS/ATC service operations would require substantial additional capital. We may offer our services to strategic service providers who could incorporate our capabilities to offer integrated satellite and terrestrial services to their customers. Accordingly, we are meeting with potential strategic partners as well as exploring alternative sources of capital.

On September 18, 2008, we entered into an agreement with Qualcomm whereby Qualcomm will integrate satellite and cellular communication technology in select multi-mode mobile baseband chips and include S-band capabilities in select radio frequency chipsets. This agreement will enable manufacturers of cellular devices to build products that operate in the S-band frequencies where we operate, both terrestrially and with the satellite. As a result, mobile devices will have the ability to have ubiquitous mobile communications coverage from anywhere in North America, including areas where traditional cellular service is currently unavailable or unreliable. SkyTerra and TerreStar also entered into similar agreements with Qualcomm for this development work which will allow these multi-mode mobile baseband chips to operate in the L-band frequency where SkyTerra operates and allow TerreStar to access the aforementioned S-band capabilities. As a result of these agreements, satellite connectivity will be enabled in mass-market wireless handsets and devices. The same mobile chipsets that are integral to today’s handsets and other mobile devices will enable handset vendors to produce satellite capable devices at comparable scale and cost.

In October 2008, after a three-month trial, the jury found that BSSI had breached its contract with ICO Operations and engaged in fraud, and that BSSI’s parent, Boeing, had tortiously interfered with our contract. The jury further found that in dealing with us, BSSI and Boeing acted with malice, oppression or fraud. The verdicts totaled $371 million in compensatory damages and $236 million in punitive damages. On January 2, 2009, judgment was entered in favor of ICO, including $24 million of pre-judgment interest, in the amount of $631 million. On February 26, 2009, the Court denied six of the seven Boeing/BSSI post-trial motions and granted one motion regarding pricing fraud, reducing the judgment by approximately $28 million, or 4%. As a result, the judgment previously entered on the jury’s compensatory and punitive damages verdicts against both Boeing and its satellite subsidiary became final in the amount of $603.2 million. Other than determining the amount of recoverable costs to which we are entitled, these rulings were the last step in the trial court process that began in 2004. Beginning January 2, 2009, post-judgment interest will accrue on the full judgment amount at the rate of 10% per annum (simple interest), or approximately $60 million per year. The awards are subject to the risks of appeals and collection. Boeing and BSSI filed their notice of appeal on March 6, 2009, and we filed our notice of appeal on March 24, 2009. To the extent the verdict reached in our case becomes subject to appeal, it is unlikely that we will generate any liquidity from this verdict in the next 12 months.

We have ITU coordination priority on 25-60 MHz of 2 GHz spectrum on which to operate a MEO satellite system globally in compliance with regulations promulgated by the United Kingdom and the ITU. However, Ofcom has stated its intent, pending the outcome of any judicial review, to write to the ITU on May 23, 2009 to “instruct that the ICO-P assignments currently recorded in the ITU Master Register be cancelled.” In addition, in Europe, on June 30, 2008, the European Parliament passed Decision No. 626/2008/EC under which, on August 7, 2008, the EC made a call for applications by October 7, 2008 for pan-European systems to provide MSS (“EC Call”). On September 26, 2008, we initiated proceedings in the European Court of First Instance seeking the annulment of Decision No. 626/2008/EC of the European Parliament, contending that the decision is illegal and should be annulled pursuant to Articles 230 and 231 of the Treaty establishing the European Community. As these proceedings had not been completed by the October 7, 2008 deadline to submit applications to the EC to provide mobile satellite services, ICO Satellite Limited filed an application with the EC as called for in the above mentioned decision, without prejudice, pending the outcome of the proceedings in the European Court of First Instance. On November 12, 2008 the EC admitted the application of ICO Satellite Limited into the EC Call process.

In addition to these regulatory uncertainties, while we have several MEO satellites in advanced stages of completion and we have successfully launched one MEO satellite, we have curtailed further construction of our MEO satellites due to disagreements with the manufacturer and launch manager of our MEO satellites. Despite the curtailment of construction of our MEO satellite system and the considerable uncertainty as to the cost and economics of restarting the MEO satellite program with our current manufacturer, we continue to explore the potential development of a satellite business plan outside of North America and have signed several contracts to help us further evaluate the usability and augmentation of a MEO satellite system.

We are a development stage enterprise as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises, and will continue to be so until we commence commercial operations. We are not currently generating revenue from operations and we may be unable to obtain the funding necessary to repay our debt obligations due in 2009, complete the construction of our MSS/ATC System and ICO mim service, fund our future working capital requirements, or achieve positive cash flow from operations. In order to fund the maturity of our short-term debt obligations, we plan to refinance the 2009 Credit Facility and 2009 Notes on or prior to their maturity dates of May 1, 2009 and August 15, 2009, respectively. Based on the current credit crisis and volatility in the capital markets, there can be no assurance that this refinancing will be completed on terms acceptable to us, if at all. The outcome of these events cannot be predicted at this time, which raises substantial doubt about our ability to continue as a going concern.

We intend to fund our remaining working capital needs for the next 12 months with cash on hand, liquidity generated from liquidation of our ARS and settlement activity related to our ARS as discussed below. To the extent the liquidation of our ARS and the ARS settlement activity does not generate sufficient liquidity required by our operating plan, or we do not secure additional funding, we plan to significantly reduce our operating and development expenditures, which would include, among others, capital expenditures for the terrestrial network development of our MSS/ATC System, related personnel and vendor support, and other overhead.

During the first quarter of 2008, we used the proceeds from the sale and maturity of certain of our investments and cash and cash equivalents to purchase student loan backed ARS that have become illiquid due to failed auctions. As of December 31, 2008, we held ARS with a par value of approximately $81.5 million and fair value of $69.4 million. On November 14, 2008, we entered into a settlement agreement with UBS whereby UBS agreed to purchase Eligible ARS it sold to us prior to February 13, 2008. Under the terms of the settlement, at our option, we can require UBS to purchase Eligible ARS from us at par value during the period of June 30, 2010 through July 2, 2012 (“ARS Put Option”). Conversely, UBS has the right, at its discretion, to purchase or sell the Eligible ARS at any time until July 2, 2012, so long as we receive payment at par value upon any sale or disposition. UBS will also provide us with access to loans for a period until June 30, 2010 for an amount up to 75% of the market value of Eligible ARS, subject to certain restrictions in the indenture governing our 2009 Notes and 2009 Credit Facility. In addition, in December 2008, UBS reimbursed us $1.8 million for losses incurred on the sale of Eligible ARS in July of 2008. As of December 31, 2008, we held Eligible ARS with a par value of approximately $39.7 million.

Recent turmoil in the credit markets and the financial services industry may negatively impact our financial condition or liquidity. The credit markets and the financial services industry have been experiencing a period of unprecedented turmoil characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the U.S. federal government. While the ultimate outcome of these events cannot be predicted, such events may have a material adverse effect on our ability to refinance our debt obligations and accordingly, our liquidity and financial condition.

Critical Accounting Policies

The accounting policies described below are considered critical in preparing our consolidated financial statements. Critical accounting policies require difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The judgments and uncertainties affecting the application of these policies include significant estimates and assumptions made by us using information available at the time the estimates are made. Actual results could differ materially from those estimates. Our critical accounting policies involve judgments associated with our accounting for the fair value of financial instruments, other-than-temporary impairments, contract settlements, share-based payments, income taxes and contingencies, each of which is described below.

Fair Value of Financial Instruments. Effective with our adoption on January 1, 2008, we determine the fair value of our financial instruments based on the hierarchy established by SFAS No. 157, Fair Value Measurements (“SFAS 157”). In November 2008, we elected the fair value option for our ARS Put Option as permitted by SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). Our ARS Put Option is a separate freestanding instrument accounted for separately from the ARS and is recorded at fair value.

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

In valuing our ARS portfolio and ARS Put Option at December 31, 2008, we used a discounted cash flow model (Level 3). The assumptions used in preparing the discounted cash flow model are both observable and unobservable and include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. The carrying amounts of our ARS are adjusted to fair value quarterly.

Other-Than-Temporary Impairment. We recognize losses when declines in the fair value of our investments below their cost basis are judged to be other-than-temporary. In determining whether a decline in fair value is other-than-temporary, we consider various factors including market price (when available), investment ratings, the financial condition and near-term prospects of the issuer, the length of time and the extent to which the fair value has been less than the cost basis and our ability and intent to hold the investment until maturity or for a period of time sufficient to allow for any anticipated recovery in market value.

Contract Settlements. With respect to disputed contracts, we continue to record expenses according to our contractual obligation until such contract is terminated. Upon termination, and prior to settlement, we continue to accrue estimated late payment fees and interest expense, as applicable. Upon reaching settlement, whereby the other party’s claims are legally released, we will extinguish our recorded liability, resulting in the recognition of a gain or loss on contract settlement.

Share-Based Payment. We record stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) using the modified prospective transition method. SFAS 123(R) requires measurement of all share-based payment awards based on the estimated fair value on the date of grant and recognition of compensation cost over the requisite service period for awards expected to vest.

We record stock-based compensation on restricted stock awards and stock options issued to employees, directors and consultants. Determining the appropriate fair value model and calculating the fair value of share-based awards at the date of grant requires judgment. The fair value of restricted stock awards is determined based on the number of shares granted and the quoted market price of our Class A common stock on the date of grant. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model (“Black-Scholes Model”) based on the single option award approach. Option pricing models, including Black-Scholes, require the use of input assumptions, including expected volatility, risk-free interest rate, expected dividend yield, expected term and expected forfeiture rates. The expected volatility is based upon our historical stock price volatility as well as a review of the historical volatility of other entities similar to us, which we believe is a reasonable indicator of expected volatility. The risk-free interest rate is based upon U.S. Treasury bond interest rates appropriate for the term of our stock options. The expected dividend yield is based on our history and expectation of dividend payments. The expected term has been estimated using the simplified method as described in Staff Accounting Bulletin (“SAB”) No. 110 which permit entities, under certain circumstances, to continue to use the simplified method in developing estimates of the expected term of “plain-vanilla” share options beyond December 31, 2007, as was allowed under SAB No. 107. We estimate our forfeiture rate for restricted stock awards and stock options based on our historical rate of forfeitures due to terminations and the fact that we have a limited number of employees, many of whom are critical to us, and expectations for forfeitures in the future.

Income Taxes. We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, tax benefits and deductions. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Since our utilization of our deferred tax assets is dependent upon future taxable income that is not assured, we have recorded a valuation allowance sufficient to reduce the deferred tax assets to an amount that is more likely than not to be realized. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would decrease in the period in which we determined that the recovery was more likely than not.

We account for uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. The application of income tax law is inherently complex. As such, we are required to make many assumptions and judgments regarding our income tax positions and the likelihood whether such tax positions would be sustained if challenged. Interpretations and guidance surrounding income tax laws and regulations change over time, and changes in our assumptions and judgments can materially affect amounts recognized in our consolidated financial statements.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS 157 which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The FASB provided a one year deferral for the implementation of SFAS 157 for certain other nonfinancial assets and liabilities. We adopted SFAS 157 on January 1, 2008. The adoption of SFAS 157 for financial assets and financial liabilities did not have a material impact on our financial position, results of operations or cash flows, but did require additional disclosures (see Note 4 to our consolidated financial statements). We have not determined the impact that the implementation of SFAS 157 will have on our nonfinancial assets and liabilities; however, we do not anticipate implementation will have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159 which permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. In November 2008, we elected to apply the provisions of SFAS 159 to our ARS Put Option associated with the UBS settlement agreement (see Note 4 to our consolidated financial statements). We did not make a fair value election for any other financial assets or liabilities.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of the adoption of SFAS 161.

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants (“APB 14”). Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Adoption of FSP APB 14-1 will not have a material impact on our financial position, results of operations or cash flows.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS 157. We considered the guidance in FSP 157-3 in our determination of estimated fair values as of December 31, 2008, and the impact was not material to our financial position, results of operations or cash flows.

Results of Operations

The following table is provided to facilitate the discussion of our results of operations for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year ended December 31,
	2008	2007	2006
General and administrative expenses	$54,771	$43,651	$36,100
Research and development expenses	5,080	7,738	6,603
(Gain) loss on disposal of assets	17	—	(8)
Interest income	(4,803)	(11,555)	(19,292)
Interest expense	41,065	36,047	45,065
Other (income) expense	4,175	(1,738)	(853)
Income tax expense	2,872	1,175	202

General and Administrative Expenses. General and administrative expenses are primarily comprised of personnel costs, stock-based compensation, third-party legal and professional fees, satellite storage, satellite system operating expenses and general office related costs.

General and administrative expenses increased $11.1 million for the year ended December 31, 2008 compared to the year ended December 31, 2007. The increase is primarily due to a $5 million increase in costs related to legal matters and other professional fees, $3.8 million of higher personnel costs related to the hiring of additional employees to support the development of our MSS/ATC System and ICO mim service and $2 million of incremental non-cash stock-based compensation expense. Since December 31, 2008, as part of our overall efforts to curtail expenditures, we have eliminated seven full-time employee positions.

General and administrative expenses increased $7.6 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. This increase is primarily due to $4.2 million of higher personnel costs related to the hiring of additional employees necessary to support the development of our MSS/ATC System and ICO mim service, $1.6 million of increased costs incurred in connection with our GEO gateway operations and other satellite support services and a $1.1 million increase in costs related to consulting and other professional fees.

Research and Development Expenses. Research and development expenses principally consist of third-party engineering, consulting and development costs associated with technology being considered for use in our MSS/ATC System and ICO mim service as well as costs incurred to evaluate the usability and augmentation of a MEO satellite system.

Research and development expenses decreased $2.7 million for the year ended December 31, 2008 compared to the year ended December 31, 2007. The decrease is primarily due to costs incurred in 2007 associated with the development of a demonstration system to communicate with ICO G1 using the MSS 2 GHz spectrum and costs incurred to evaluate the feasibility of video use over our MEO satellite system, partially offset by an increase in design and development activities in 2008 related to our MSS/ATC System.

Research and development expenses increased $1.1 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase is primarily due to additional design and development activities related to the ground network portion of our MSS/ATC System as well as costs incurred to evaluate the usability and augmentation of a MEO satellite system and the potential development of a MEO business plan outside of North America.

Interest Income. Interest income is primarily attributable to interest earned on the investment of the proceeds of our 2009 Notes, 2009 Credit Facility and the series of securities purchase agreements executed in June 2008.

Interest income decreased $6.8 million for the year ended December 31, 2008 compared to the year ended December 31, 2007 and decreased $7.7 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. These decreases are primarily due to a reduction in our cash, cash equivalents, and investment balances as we continue to develop our MSS/ATC System and ICO mim service.

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

Interest expense increased $5 million for the year ended December 31, 2008 compared to the year ended December 31, 2007. This increase is primarily the result of a higher interest rate used to accrue interest on the outstanding 2009 Notes in the current year, reflecting our election to make interest payments subsequent to August 15, 2007 in the form of additional notes in lieu of cash, an increase in interest expense related to our satellite access node (“SAN”) Infrastructure Agreements and interest expense associated with the 2009 Credit Facility. This increase is partially offset by an increase in capitalized interest costs associated with the construction of our MSS/ATC System and ICO mim service during 2008.

Interest expense decreased $9 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. This decrease is primarily the result of an increase in capitalized interest costs associated with the construction of our MSS/ATC System and ICO mim service during 2007.

Other (Income) Expense. Other income for the year ended December 31, 2008 is comprised primarily of net realized and unrealized losses associated with our ARS investments of $14.9 million, partially offset by $5.1 million of other income attributable to our ARS Put Option, gains on foreign currency transactions of $3.2 million, a $1.8 million reimbursement from UBS for losses incurred on the sale of Eligible ARS, and the recovery of value-added taxes of $679,000 that were previously written off. Other income for the years ended December 31, 2007 and 2006 was nominal and consists primarily of gains and losses on foreign currency transactions.

Income Tax Expense. Income tax expense for the year ended December 31, 2008 is comprised primarily of interest and penalties related to uncertain tax positions. Income tax expense for the years ended December 31, 2007 and 2006 includes tax on income of certain of our foreign entities that generated taxable income on a stand-alone basis. Income tax expense for the year ended December 31, 2007 also includes interest and penalties related to uncertain tax positions.

We are still in the development stage and continue to incur losses. The tax benefit for these losses will not be recognized until realization is more likely than not.

Liquidity and Capital Resources

Overview. Substantially all of our capital expenditures and liquidity requirements to date have been related to the development of our MSS/ATC System and ICO mim service. As described in more detail below under “Contractual Obligations,” our primary expected cash needs for the next 12 months are for the final payments related to the construction of ICO G1, development costs for our ICO mim service, ongoing operating costs and repayment of the 2009 Credit Facility and 2009 Notes.

During the first quarter of 2008, we used the proceeds from the sale and maturity of certain of our investments and cash and cash equivalents to purchase student loan backed ARS that have become illiquid due to failed auctions. In July 2008, we sold ARS with a par value of $15.4 million for $12.7 million of cash proceeds. On November 14, 2008, we entered into a settlement agreement with UBS whereby UBS would purchase Eligible ARS it sold to us prior to February 13, 2008. Under the terms of the settlement, at our option, we can require UBS to purchase Eligible ARS from us at par value during the period of June 30, 2010 through July 2, 2012. Conversely, UBS has the right, at its discretion, to purchase or sell the Eligible ARS at any time until July 2, 2012, so long as we receive payment at par value upon any sale or disposition. UBS will also provide us with access to loans for a period until June 30, 2010 for an amount up to 75% of the market value of Eligible ARS, subject to certain restrictions in the indenture governing our 2009 Notes and 2009 Credit Facility. In addition, in December 2008, UBS reimbursed us $1.8 million for losses incurred on the sale of Eligible ARS in July of 2008. As of December 31, 2008, we held Eligible ARS with a par value of approximately $39.7 million. As of December 31, 2008, we continue to hold ARS with a par value of approximately $81.5 million and fair value of $69.4 million.

On March 27, 2008, ICO North America obtained the 2009 Credit Facility which subsequently closed on April 7, 2008. The 2009 Credit Facility matures on May 1, 2009 and bears interest at a rate of 12.5% per year which is payable at maturity. In addition, the agreement governing the 2009 Credit Facility requires ICO North America to file year-end financials with an audit opinion that shall not be qualified as to scope or contain any going concern or other qualification or exemption. The opinion from our independent registered public accounting firm on the ICO North America 2008 consolidated financial statements contains an explanatory paragraph regarding substantial doubt about ICO North America’s ability to continue as a going concern. This results in a default under the 2009 Credit Facility which, if not remedied before the end of the cure period, would result in an event of default that would allow the administrative agent or holders of a majority of the aggregate principal amount to declare the 2009 Credit Facility due and payable and to initiate remedies against the collateral unless ICO North America is able to obtain a waiver or amendment of this requirement from a majority of the holders of the 2009 Credit Facility. Such a declaration, in turn, would allow the trustee or holders of 25% or more of the 2009 Notes to declare the 2009 Notes due and payable and to initiate remedies against the collateral.

In June 2008, we entered into a series of securities purchase agreements with a small group of institutional investors under which we issued and sold 7.6 million shares of our Class A common stock which resulted in aggregate gross proceeds of $27.5 million.

As of December 31, 2008, we had a working capital deficit (current liabilities exceeded current assets) of $788 million. This deficit is primarily due to our 2009 Notes and 2009 Credit Facility coming due within one year and the majority of our investments in ARS being recorded as long-term available-for-sale and trading investments in 2008 as it is unlikely we will liquidate these investments within one year. In order to fund the maturity of our short-term debt obligations, we plan to refinance the 2009 Credit Facility and the 2009 Notes on or prior to their maturity dates of May 1, 2009 and August 15, 2009, respectively. Based on the current credit crisis and volatility in the capital markets, there can be no assurance that this refinancing will be completed on terms acceptable to us, if at all. The outcome of these events cannot be predicted at this time, which raises substantial doubt about our ability to continue as a going concern.

We intend to fund our remaining working capital needs for the next 12 months with cash on hand, liquidity generated from liquidation of our ARS and settlement activity related to our ARS. To the extent the liquidation of our ARS and the ARS settlement activity does not generate sufficient liquidity required by our operating plan, or we do not secure additional funding, we plan to significantly reduce our operating and development expenditures, which would include, among others, capital expenditures for the terrestrial network development of our MSS/ATC System, related personnel and vendor support, and other overhead.

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

Cash Flows. The following table is provided to facilitate the discussion of our liquidity and capital resources for the years ended December 31, 2008 and 2007 (in thousands):

	Year ended December 31,
	2008	2007
Net cash provided by (used in):
Operating activities	$(50,563)	$(76,978)
Investing activities	(133,742)	60,694
Financing activities	64,815	139
Effect of foreign exchange rate changes on cash	2,094	(257)

Net decrease in cash and cash equivalents	(117,396)	(16,402)
Cash and cash equivalents—beginning of period	146,657	163,059

Cash and cash equivalents—end of period	$29,261	$146,657

Cash, cash equivalents and short-term available-for-sale investments were $35.2 million at December 31, 2008 compared to $161.4 million at December 31, 2007. The decrease in our liquidity during 2008 is primarily due to net purchases of available-for-sale and trading securities, the majority of which are classified as long term investments, and capital expenditures related to our MSS/ATC System, partially offset by funds provided by the 2009 Credit Facility and the sale of 7.6 million shares of our Class A common stock in 2008.

For the year ended December 31, 2008, cash used in operating activities consisted primarily of our net loss of $103.2 million adjusted for various non-cash items. These non-cash items include: (i) $56.3 million of interest expense on our 2009 Notes paid in the form of additional notes; (ii) $43.2 million of capitalized interest costs associated with the construction of our MSS/ATC System and ICO mim service; (iii) $18 million of amortization of debt issuance costs related to our 2009 Notes and 2009 Credit Facility and amortization of debt discount allocated to the embedded beneficial conversion feature of our 2009 Notes; (iv) $14.9 million of realized and unrealized losses related to our ARS; (v) a $5.1 million gain related to our ARS Put Option; and (vi) stock-based compensation expense of $8.5 million. Cash used in operating activities for the year ended December 31, 2007 consisted primarily of our net loss of $75.3 million adjusted for various non-cash items including $33.1 million of capitalized interest costs, $14.5 million of amortization of debt issuance costs and debt discount allocated to the embedded beneficial conversion feature of the 2009 Notes and stock-based compensation expense of $6.4 million.

For the year ended December 31, 2008, the primary use of cash for investing activities was net purchases of available-for-sale and trading investment securities of $69.5 million and capital expenditures of $64.7 million associated with our MSS/ATC System and ICO mim service, a significant portion of which related to satellite launch insurance. Cash provided by investing activities for the year ended December 31, 2007 consisted primarily of $107.3 million of net sales and maturities of available-for-sale and restricted investment securities, partially offset by $45.5 million of capital expenditures related to our MSS/ATC System and ICO mim service.

For the year ended December 31, 2008, the primary source of cash provided by financing activities was $37.5 million in net proceeds from our 2009 Credit Facility and $27.4 million of net proceeds from our securities purchase agreements. For the year ended December 31, 2007, cash provided by financing activities consisted of proceeds from the exercise of employee stock options.

Contractual Obligations. Our primary contractual obligations include our 2009 Notes and 2009 Credit Facility as well as payments and other obligations associated with the development of our MSS/ATC System and ICO mim service. In the table below, we set forth our contractual obligations as of December 31, 2008 (in millions):

	Years ending December 31,
	Total	2009	2010-2011	2012-2013	2014 and Thereafter
Debt obligations, including interest(1)(2)	$813.2	$813.2	$—	$—	$—
Purchase obligations(3)	56.8	29.6	6.7	2.1	18.4
Satellite system operating obligations(4)	22.0	4.6	4.0	2.3	11.1
Capital lease obligations, including interest	24.7	23.3	1.4	—	—
Operating lease obligations	4.2	1.5	2.1	0.6	—

Total	$920.9	$872.2	$14.2	$5.0	$29.5

(1)	In August 2005, ICO North America completed the sale of its 2009 Notes. The 2009 Notes bear interest at a rate of 7.5% per year, payable semiannually in arrears in cash on February 15 and August 15. Subject to the satisfaction of certain conditions and certain exceptions, for the period from August 16, 2007 through August 15, 2009, ICO North America has the option of paying interest with additional notes in lieu of cash at an increased rate of 8.5% per annum. ICO North America elected to make its February 15, 2008 and August 15, 2008 interest payments in the form of additional notes and currently anticipates it will elect to make future interest payments in the form of additional notes as well which will result in $767.6 million due at maturity. Therefore, the rate used to accrue interest on the outstanding 2009 Notes has been adjusted to 8.5% per annum effective August 16, 2007.

The 2009 Notes also contain covenants, including, but not limited to, restrictions on ICO North America’s future indebtedness and the payment of dividends. In addition, all of ICO North America’s stock is pledged and all of its existing and future assets are held as collateral for the 2009 Notes. As of December 31, 2008, ICO North America was in compliance with all of the financial covenants of the 2009 Notes.

(2)	In March 2008, ICO North America entered into its 2009 Credit Facility. The transaction closed on April 7, 2008 at which time the entire amount of the facility was drawn. The 2009 Credit Facility matures on May 1, 2009 and bears interest at a rate of 12.5% per year which is payable at maturity. The total amount due at maturity is expected to be $45.6 million.

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

The 2009 Credit Facility contains other terms, conditions and affirmative and negative covenants. The agreement governing the 2009 Credit Facility requires ICO North America to file year-end financials with an audit opinion that shall not be qualified as to scope or contain any going concern or other qualification or exemption. The opinion from our independent registered public accounting firm on the ICO North America 2008 consolidated financial statements contains an explanatory paragraph regarding substantial doubt about ICO North America’s ability to continue as a going concern. This results in a default under the 2009 Credit Facility which, if not remedied before the end of the cure period, would result in an event of default that would allow the administrative agent or holders of a majority of the aggregate principal amount to declare the 2009 Credit Facility due and payable and to initiate remedies against the collateral unless ICO North America is able to obtain a waiver or amendment of this requirement from a majority of the holders of the 2009 Credit Facility. Such a declaration, in turn, would allow the trustee or holders of 25% or more of the 2009 Notes to declare the 2009 Notes due and payable and to initiate remedies against the collateral. In addition, ICO North America is required to maintain liquidity, which is defined as cash, cash equivalents and the market value of ARS, of $5 million. As of December 31, 2008, ICO North America was in compliance with this financial covenant of the 2009 Credit Facility.

(3)	We have an agreement with Loral to design, develop, manufacture, test and deliver ICO G1 and to develop, test and implement a GBBF system related to the operation of ICO G1. ICO G1 was delivered in February 2008 and was successfully launched on April 14, 2008. Loral has completed the satellite in-orbit testing and space segment in-orbit testing (GBBF working with ICO G1), and on December 23, 2008, we accepted the space segment. We may be obligated to make future in-orbit performance incentive payments over the design life of ICO G1 under our agreement with Loral. These satellite performance incentives are payable in future periods dependent on the continued satisfactory performance of ICO G1.

We have an agreement with Hughes Network Systems, LLC (“HNS”) to provide gateway equipment and services for our MSS/ATC System, including the design, manufacture, test and delivery of the radio frequency subsystem, the gateway system controller, the gateway control network and the gateway system interconnections. The gateway is located at the HNS facility in North Las Vegas, Nevada. We retain an option through May 2009 to purchase a diverse site radio frequency terminal along with an associated diverse site facility. We also have an agreement with HNS to develop user equipment and a GMR satellite base station for use in our Alpha Trial.

We have an agreement with Lucent Technologies, Inc. (“Alcatel-Lucent”) to provide certain architecture and technical design services to develop and manufacture equipment for our ICO mim service, including repeaters, satellite headend and gateway core equipment. Alcatel-Lucent is responsible for the delivery, installation and testing of this equipment which is an integral part of our ICO mim service.

On April 15, 2008, we entered into an agreement with Delphi Automotive Systems LLC to assist with development of equipment compatible with our ICO mim service that is capable of being manufactured for sale to original equipment manufacturers and aftermarket users as well as to provide us with consultation regarding technical issues related to the advancement of ICO mim.

On September 18, 2008, we entered into an agreement with Qualcomm whereby Qualcomm will integrate satellite and cellular communication technology in select multi-mode mobile baseband chips and include S-band capabilities in select radio frequency chipsets. This agreement will enable manufacturers of cellular devices to build products that operate in the S-band frequencies where we operate, both terrestrially and with the satellite. As a result, mobile devices will have the ability to have ubiquitous mobile communications coverage from anywhere in North America, including areas where traditional cellular service is currently unavailable or unreliable. In connection with this agreement, we have entered into a mutual non-assertion agreement with SkyTerra related to relevant aspects of our respective patent portfolios.

As of December 31, 2008, we had purchase obligations of approximately $56.8 million related to the agreements above as well as other secondary agreements related to the development of our MSS/ATC System and ICO mim service. Approximately $31.9 million of this amount, the majority of which relates to the achievement of certain construction, delivery and deployment milestones related to the development of the MSS/ATC System and the completion of certain agreed-upon services associated with our ICO mim service, is payable from 2009 to 2011. Additional payments of $24.9 million, including interest, related to in-orbit satellite performance incentives associated with ICO G1, are payable from 2009 through 2023.

(4)	We have agreements with Intelsat to provide satellite operational services to support the TT&C system of ICO G1 and F2. Under these agreements, we are obligated to pay Intelsat a recurring, monthly fee associated with TT&C and other satellite support services. We also have an agreement with HNS to provide operations, maintenance and hosting services for our GEO gateway located in North Las Vegas, Nevada. In addition to these agreements, we have commitments for operational services related to our MEO satellite and certain MEO SAN sites. As of December 31, 2008, we had satellite system operating commitments of approximately $22 million related to these agreements as well as other secondary agreements related to the operation of our MSS/ATC System and our MEO satellite system.

Under the terms of the indenture governing the 2009 Notes and the 2009 Credit Facility, we are required to obtain launch insurance and maintain in-orbit insurance coverage, each in an amount equal to the full replacement cost of ICO G1. In February 2008, we procured launch and in-orbit insurance coverage, and when combined with the launch guarantee policy we procured from Lockheed Martin Commercial Launch Services, provided for up to

$344 million during the launch phase and up to $278 million during the in-orbit phase. The cost of these insurance policies, including brokerage fees, was approximately $44 million. Prior to the end of this initial launch and in-orbit insurance policy on April 14, 2009, we intend to procure an in-orbit insurance policy for ICO G1 for an additional year. As a result, this amount was not included in our table of contractual obligations above.

As of December 31, 2008, we have recorded a liability related to uncertain tax positions for income taxes, interest and penalties of $11.1 million. Settlement of this liability, including timing of future payment, if any, is currently uncertain. As a result, this amount was not included in our table of contractual obligations above.

Risks and Uncertainties

Certain risks and uncertainties that could materially affect our future results of operations or liquidity are discussed under “Item 1A. of Part I—Risk Factors” in this Form 10-K. In particular, these risks and uncertainties include, but are not limited to, the following matters:

•

The 2009 Credit Facility and the 2009 Notes must be repaid in May 2009 and August 2009, respectively. The total amounts due at maturity are expected to be $45.6 million and $767.6 million, respectively. As a development stage company, ICO North America does not currently generate any operational cash flow nor do we expect it to generate sufficient cash flow in the future to be able to repay the 2009 Credit Facility and 2009 Notes at maturity. Failure to repay the 2009 Credit Facility would constitute an event of default under the 2009 Notes. In addition, the agreement governing the 2009 Credit Facility requires ICO North America to file year-end financials with an audit opinion that shall not be qualified as to scope or contain any going concern or other qualification or exemption. The opinion from our independent registered public accounting firm on the ICO North America 2008 consolidated financial statements contains an explanatory paragraph regarding substantial doubt about ICO North America’s ability to continue as a going concern. This results in a default under the 2009 Credit Facility which, if not remedied before the end of the cure period, would result in an event of default that would allow the administrative agent or holders of a majority of the aggregate principal amount to declare the 2009 Credit Facility due and payable and to initiate remedies against the collateral unless ICO North America is able to obtain a waiver or amendment of this requirement from a majority of the holders of the 2009 Credit Facility. Such a declaration, in turn, would allow the trustee or holders of 25% or more of the 2009 Notes to declare the 2009 Notes due and payable and to initiate remedies against the collateral. ICO North America plans to refinance the 2009 Credit Facility and 2009 Notes. Based on the current credit crisis and volatility in the capital markets, there is no assurance that this refinancing will be completed on terms acceptable to us, if at all. The outcome of these events cannot be predicted at this time, which raises substantial doubt about our ability to continue as a going concern.

•

There are many risks inherent to maintaining a satellite. We have obtained one year of in-orbit insurance coverage, and intend to maintain such in-orbit coverage in the future. We have obtained insurance containing customary satellite insurance exclusions and/or deductibles and material change limitations. As is common in the industry, we are not insuring against business interruption, lost revenues or delay of revenues in the event of a total or partial loss of the communications capacity or life of our satellite. Depending on our space insurance coverage, we may or may not be covered in our policy for any potential loss of our back-up MLOs. The amount of insurance we may receive through the policy may not cover the cost to launch a replacement satellite. Accordingly, we would not be fully insured for all of the potential losses that may be incurred in the event of a satellite system malfunction.

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

•

During the first quarter of 2008, we used the proceeds from the sale and maturity of certain of our investments and cash and cash equivalents to purchase student loan backed ARS that have become illiquid due to failed auctions. As of December 31, 2008, we held ARS with a par value of approximately $81.5 million and fair value of $69.4 million. Excluding our short-term debt obligations, we intend to fund our remaining working capital needs for the next 12 months with cash on hand and liquidity generated from settlement activity related to our ARS. To the extent the ARS settlement activity does not generate sufficient liquidity required by our operating plan, or we do not secure additional funding, we plan to significantly reduce our operating and development expenditures, which would include, among others, capital expenditures for the terrestrial network development of our MSS/ATC System, related personnel and vendor support, and other overhead.

•

We are engaged in litigation with BSSI and Boeing arising out of agreements for the development and launch of our MEO satellites. In October 2008, after a three-month trial, the jury found that BSSI had breached its contract with ICO Operations and engaged in fraud, and that BSSI’s parent, Boeing, had tortiously interfered with our contract. The jury further found that in dealing with us, BSSI and Boeing acted with malice, oppression or fraud. The verdicts totaled $371 million in compensatory damages and $236 million in punitive damages. On January 2, 2009, judgment was entered in favor of ICO, including $24 million of pre-judgment interest, in the amount of $631 million. On February 26, 2009, the Court denied six of the seven Boeing/BSSI post-trial motions and granted one motion regarding pricing fraud, reducing the judgment by approximately $28 million, or 4%. As a result, the judgment previously entered on the jury’s compensatory and punitive damages verdicts against both Boeing and its satellite subsidiary became final in the amount of $603.2 million. Other than determining the amount of recoverable costs to which we are entitled, these rulings were the last step in the trial court process that began in 2004. Beginning January 2, 2009, post-judgment interest will accrue on the full judgment amount at the rate of 10% per annum (simple interest), or approximately $60 million per year. The awards are subject to the risks of appeals and collection. Boeing and BSSI filed their notice of appeal on March 6, 2009, and we filed our notice of appeal on March 24, 2009. Through December 31, 2008, we have incurred approximately $18.6 million in pursuing this litigation and expect we will continue to incur additional costs through the ultimate resolution which is uncertain. To the extent the verdict reached in our case becomes subject to appeal, it is unlikely that we will generate any liquidity from this verdict in the next 12 months. If we are unable to continue to fund the litigation, or if we do not substantially prevail on appeal, this could materially negatively impact our liquidity and cash position.

•

There is considerable uncertainty as to how legacy MEO satellite systems, such as ours, would be treated in any new regulatory environment in Europe. While we continue to have dialogue with the appropriate regulatory authorities, the fact that we have been unable to fully deploy our MEO satellite system also continues to create regulatory uncertainty. We have received communications from Ofcom stating that, pending the outcome of any judicial review, it plans to take action by May 23, 2009 to attempt to cancel the ITU filing for coordination priority made on our behalf for our MEO satellite system. If Ofcom does not support us in international forums, and if we are unable to preserve our claim to priority and legacy rights, we will be entitled to pursue international S-band operations on the same terms as all other operators. We have initiated proceedings in the European Court of First Instance seeking the annulment of Decision No. 626/2008/EC of the European Parliament, under which, the EC made a call for applications by October 7, 2008 for pan-European systems to provide MSS. We have also filed an application with the EC as called for in the Decision, without prejudice, pending the outcome of the proceedings in the European Court of First Instance. On November 12, 2008, the EC admitted our application into the EC process. We may or may not proceed with the development of our physical and regulatory MEO assets, depending on the development of a MEO business plan and the associated costs (including the costs to comply with the final milestone or any new milestones imposed) and the evolution of the regulatory environment for S-band systems globally, particularly in Europe, as well as the success of discussions with potential partners who could provide funding for the development of the MEO satellite system.

We are subject to additional risks and uncertainties discussed under “Item 1A. of Part I—Risk Factors” included in this Form 10-K, that could adversely affect the planned development, operation or commercialization of our MSS/ATC System and our costs, competitive position, financial condition and ability to realize earnings.

Inflation

The impact of inflation on our consolidated financial condition and results of operations was not significant during any of the years presented.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We have assessed our vulnerability to certain market risks, including interest rate risk associated with our available-for-sale and trading securities, 2009 Notes and 2009 Credit Facility, accounts payable, capital lease obligations, and cash and cash equivalents and foreign currency risk associated with our capital lease obligations and cash held in foreign currencies.

As of December 31, 2008, our investment portfolio consisted of fixed income debt securities, including money market funds, commercial paper and ARS, with a fair value of approximately $98.6 million. The primary objective of our investments in fixed income securities is to preserve principal, while maximizing returns and minimizing risk, and our policies require, at the time of purchase, that we make these investments in short-term, high rated securities.

Our ARS are classified as trading or available-for-sale securities. Trading securities are recorded at fair value with unrealized holdings gains and losses included in net income (loss). For available-for-sale securities with an active market, unrealized gains and losses are recorded in accumulated other comprehensive income (loss). Losses will not be recognized in the consolidated statements of operations unless the individual securities are sold prior to recovery or determined to be other-than-temporarily impaired.

As described in Note 4 to our consolidated financial statements, during the first quarter of 2008 we used the proceeds from the sale and maturity of certain of our investments and cash and cash equivalents to purchase student loan backed ARS. As of December 31, 2008, we held ARS with a par value of approximately $81.5 million and fair value of $69.4 million. Our ARS, which were purchased in accordance with our investment policy, are AAA/Aaa rated and are collateralized by student loans. As a result of the impact of the current conditions in the global financial markets, these ARS have experienced multiple failed auctions. Since our ARS are not currently actively trading, cash from the sale of these ARS is not immediately available. Due to the uncertainty in the ARS market, our assessment of the period to recovery and our liquidity needs during the period until recovery, we have determined that these ARS are other-than-temporarily impaired and recognized unrealized losses on our consolidated statement of operations for the year ended December 31, 2008.

A portion of the market risk associated with our ARS portfolio has been reduced by a settlement offer from UBS that we accepted on November 14, 2008. Under this settlement, UBS agreed to purchase Eligible ARS it sold to us prior to February 13, 2008. Under the terms of the settlement, at our option, we can require UBS to purchase the Eligible ARS from us at par value during the period of June 30, 2010 through July 2, 2012. Conversely, UBS has the right, at its discretion, to purchase or sell the Eligible ARS at any time until July 2, 2012, so long as we receive payment at par value upon any sale or disposition. UBS will also provide us with access to loans for a period until June 30, 2010 for an amount up to 75% of the market value of Eligible ARS, subject to certain restrictions in the indenture governing our 2009 Notes and 2009 Credit Facility. In addition, in December 2008, UBS reimbursed us $1.8 million for losses incurred on the sale of Eligible ARS in July of 2008. As of December 31, 2008, we held Eligible ARS with a par value of approximately $39.7 million.

The aggregate fair value of our 2009 Notes as of December 31, 2008 and 2007 was approximately $293.5 million and $637 million, respectively. The aggregate fair value of our 2009 Credit Facility as of December 31, 2008 was approximately $39.9 million.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ICO Global Communications (Holdings) Limited and Subsidiaries

Bellevue, Washington

We have audited the accompanying consolidated balance sheets of ICO Global Communications (Holdings) Limited and subsidiaries (a development-stage enterprise) (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive loss, cash flows, and changes in stockholders’ equity (deficiency in assets) for each of the three years in the period ended December 31, 2008, and for the period from February 9, 2000 (inception) to December 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits. The Company’s financial statements for the period from February 9, 2000 (date of inception) to December 31, 2002, were audited by other auditors whose report, dated November 21, 2003 (except for the second paragraph which is dated May 15, 2006), expressed an unqualified opinion on those statements. The financial statements for the period February 9, 2000 (date of inception) to December 31, 2002, reflect a net loss of $756,209,000 of the related total for the period from February 9, 2000 (date of inception) through December 31, 2008. The other auditors’ report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of other auditors, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, and for the period from February 9, 2000 (date of inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in developing next-generation mobile satellite services. As discussed in Note 2 to the consolidated financial statements, the deficiency in working capital at December 31, 2008 and the Company’s operating losses since inception raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 3 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 157, Fair Value Measurements, on January 1, 2008, and Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, on January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2009, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

March 30, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of ICO Global Communications (Holdings) Limited:

In our opinion, the consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity (deficiency in assets) and cash flows, not separately presented herein, present fairly, in all material respects, the results of operations and cash flows for the period from February 9, 2000 (date of inception) to December 31, 2002 of ICO Global Communications (Holdings) Limited and its subsidiaries (a development stage enterprise) (the “Company”) in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP

Seattle, Washington

November 21, 2003, except for the second paragraph above as to which the date is May 15, 2006

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$29,261	$146,657
Restricted cash	—	825
Investments – available-for-sale securities	5,961	14,704
Prepaid expenses and other current assets	8,890	1,823

Total current assets	44,112	164,009
Property in service – net of accumulated depreciation of $953 and $452, respectively	1,059	1,221
Satellite system under construction	544,514	409,209
Investments – available-for-sale securities	29,214	—
Investments – trading securities	34,210	—
Debt issuance costs – net of accumulated amortization of $24,225 and $16,281, respectively	5,333	13,277
Other	5,522	14,417

Total	$663,964	$602,133

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY IN ASSETS
Current liabilities:
Accounts payable	$556	$827
Accrued satellite system construction payable	8,973	9,067
Accrued expenses	21,503	22,803
Deferred satellite performance incentives	1,680	—
Accrued interest	39,171	14,838
Working capital facility	43,722	—
Convertible debt – net of discount of $5,824	700,488	—
Current portion of capital lease obligations	15,624	15,573

Total current liabilities	831,717	63,108
Capital lease obligations, less current portion	1,296	2,687
Accrued interest	—	20,719
Income tax	11,058	10,480
Deferred satellite performance incentives	9,204	—
Convertible debt – net of discount of $14,196	—	635,804
Other	3,200	—

Total liabilities	856,475	732,798

Commitments and contingencies (Note 8)

Stockholders’ deficiency in assets:
Preferred stock, $.01 par value, 75,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.01 par value, 900,000,000 shares authorized, 212,005,449 and 203,348,323 shares issued, and 154,006,103 and 145,379,431 shares outstanding	2,120	2,033
Class B convertible common stock, $.01 par value, 150,000,000 shares authorized, 84,663,382 shares issued and 53,660,000 shares outstanding	847	847
Additional paid-in capital	2,790,967	2,752,269
Treasury stock, 57,999,346 and 57,968,892 shares of Class A common stock and 31,003,382 shares of Class B convertible common stock	(877,545)	(877,489)
Accumulated other comprehensive income	6,695	4,093
Deficit accumulated during the development stage	(2,115,595)	(2,012,418)

Total stockholders’ deficiency in assets	(192,511)	(130,665)

Total	$663,964	$602,133

The accompanying notes are an integral part of these consolidated financial statements.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year ended December 31,			February 9, 2000 (inception) to December 31, 2008 (development stage period)
	2008	2007	2006
Operating expenses:
General and administrative	$54,771	$43,651	$36,100	$674,030
Research and development	5,080	7,738	6,603	82,148
Contract settlements	—	—	—	(74,955)
Impairment of property under construction	—	—	—	1,438,304
(Gain) loss on disposal of assets	17	—	(8)	11,117

Total operating expenses	59,868	51,389	42,695	2,130,644

Operating loss	(59,868)	(51,389)	(42,695)	(2,130,644)
Interest income	4,803	11,555	19,292	137,724
Interest expense	(41,065)	(36,047)	(45,065)	(230,810)
Other income (expense)	(4,175)	1,738	853	1,288

Loss before income taxes	(100,305)	(74,143)	(67,615)	(2,222,442)
Income tax benefit (expense)	(2,872)	(1,175)	(202)	116,579

Net loss before cumulative effect of change in accounting principle	(103,177)	(75,318)	(67,817)	(2,105,863)
Cumulative effect of change in accounting principle	—	—	—	(1,944)

Net loss	$(103,177)	$(75,318)	$(67,817)	$(2,107,807)

Basic loss per share:
Loss before cumulative effect of change in accounting principle	$(0.51)	$(0.38)	$(0.34)	$(10.83)
Cumulative effect of change in accounting principle	—	—	—	(0.01)

Basic loss per share	$(0.51)	$(0.38)	$(0.34)	$(10.84)

Diluted loss per share:
Loss before cumulative effect of change in accounting principle	$(0.51)	$(0.38)	$(0.34)	$(10.83)
Cumulative effect of change in accounting principle	—	—	—	(0.01)

Diluted loss per share	$(0.51)	$(0.38)	$(0.34)	$(10.84)

Weighted average shares outstanding used to compute basic loss per share	203,259,583	198,196,880	197,617,799	194,397,232
Weighted average shares outstanding used to compute diluted loss per share	203,259,583	198,196,880	197,617,799	194,397,232

The accompanying notes are an integral part of these consolidated financial statements.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year ended December 31,			February 9, 2000 (inception) to December 31, 2008 (development stage period)
	2008	2007	2006
Net loss	$(103,177)	$(75,318)	$(67,817)	$(2,107,807)
Other comprehensive loss:
Unrealized gain on investments, net of $0 tax	—	18	57	—
Cumulative translation adjustments	2,602	(2,198)	(2,911)	6,695

Comprehensive loss	$(100,575)	$(77,498)	$(70,671)	$(2,101,112)

The accompanying notes are an integral part of these consolidated financial statements.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

(In thousands, except share data)

	Year ended December 31,			February 9, 2000 (inception) to December 31, 2008 (development stage period)
	2008	2007	2006
Operating activities:
Net loss	$(103,177)	$(75,318)	$(67,817)	$(2,107,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,463	6,449	6,900	41,447
Depreciation	521	268	152	4,252
Non-cash interest expense	17,957	14,533	10,296	47,264
Non-cash settlement of litigation matter	2,385	—	—	2,385
Unrealized foreign exchange gains	(3,211)	(130)	(755)	(8,483)
(Gains) losses on disposal of assets	17	—	(8)	11,117
Deferred income tax benefit	—	(103)	—	(103)
Impairment of property under construction	—	—	—	1,438,304
Gain on contract settlements	—	—	—	(74,955)
Gain on Nextel share-pledge derivative	—	—	—	(9,168)
Deferred tax credit	—	—	—	(121,928)
Realized losses on sale of investment securities	2,634	—	—	2,634
Unrealized losses on investment securities	12,297	—	—	12,986
Fair value adjustment for ARS Put Option	(5,132)	—	—	(5,132)
Amortization of capitalized SAN operator incentive	—	—	—	2,593
Cost of issuance of shares to distribution partners	—	—	—	37,440
Other	—	(860)	—	29,713
Changes in:
Prepaid expenses and other current/non-current assets	(6,968)	(976)	1,261	41,530
Accrued interest income	218	2,998	1,205	102
Accounts payable	(269)	204	(467)	(390)
Accrued interest payable	21,082	(27,196)	(14,169)	57,348
Other accrued expenses	2,620	3,153	1,482	65,821

Net cash used in operating activities	(50,563)	(76,978)	(61,920)	(533,030)

Investing activities:
Proceeds from launch insurance	—	—	—	225,000
Debtor in possession advance in relation to Old ICO	—	—	—	(275,000)
Acquisition of net assets of Old ICO	—	—	—	(117,590)
Cash received from Old ICO at acquisition	—	—	—	107,436
Restricted cash	825	—	825	(5,074)
Purchases of satellite system under construction	(64,706)	(45,465)	(212,143)	(410,559)
Purchases of property under construction	—	—	—	(497,890)
Purchases of property in service	(386)	(1,116)	(202)	(3,534)
Investments in unconsolidated subsidiaries	—	—	—	(2,373)
Purchases of other assets	—	—	(14,000)	(14,000)
Purchases of investment securities	(126,850)	(546,602)	(536,270)	(4,404,343)
Maturities and sales of investment securities	57,375	607,657	753,419	4,320,251
Maturities and sales of restricted investments	—	46,270	48,035	94,305
Purchases of restricted investments	—	(50)	(650)	(94,283)
Proceeds from contract amendments	—	—	—	44,434
Proceeds from sale of assets	—	—	8	12,106

Net cash provided by (used in) investing activities	(133,742)	60,694	39,022	(1,021,114)

(continued)

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows (Continued)

(In thousands, except share data)

	Year ended December 31,			February 9, 2000 (inception) to December 31, 2008 (development stage period)
	2008	2007	2006
Financing activities:
Proceeds from issuance of common stock	27,435	—	43	625,353
Proceeds from exercise of stock options	—	139	—	139
Proceeds from issuance of convertible notes	—	—	—	650,000
Convertible notes debt issuance costs	—	—	—	(29,558)
Proceeds from working capital facility	40,000	—	—	40,000
Working capital facility debt issuance costs	(2,461)	—	—	(2,461)
Proceeds from sale of subsidiary stock and stock options	—	—	9,920	9,920
Payment of withholding taxes from stock awards	(159)	—	—	(836)
Advances from affiliates	—	—	—	324,395
Repayment of advances from affiliates	—	—	—	(324,395)
Repayment of note payable to Eagle River Investments, LLC	—	—	—	(37,500)
Repayment of operator financing	—	—	—	(5,727)
Proceeds from pledge of Nextel shares	—	—	—	351,600
Net proceeds from loan from Teledesic LLC	—	—	—	20,000
Acquisition of ICO shares from minority interest stockholder	—	—	—	(30,868)

Net cash provided by financing activities	64,815	139	9,963	1,590,062

Effect of foreign exchange rate changes on cash	2,094	(257)	484	(6,657)

Net increase (decrease) in cash and cash equivalents	(117,396)	(16,402)	(12,451)	29,261
Cash and cash equivalents—beginning of period	146,657	163,059	175,510	—

Cash and cash equivalents—end of period	$29,261	$146,657	$163,059	$29,261

Supplemental disclosures:
Income taxes paid	$405	$38	$139	$7,870
Interest paid	207	48,750	48,750	150,609
Capitalized interest	43,161	33,074	19,778	97,450

Supplemental disclosure of non-cash activities:
Issuance of Class A common shares in respect of investment in Ellipso, Inc.	—	—	—	6,863
Issuance of Class B common shares in respect of investment in Ellipso, Inc.	—	—	—	74
Issuance of Class A common shares in respect of investment in Constellation Communications Holdings, Inc.	—	—	—	904
Issuance of Class A common shares for settlement of litigation matter	2,385	—	—	2,385
Issuance of Class A common shares for advisory services	500	500	528	1,528
Issuance of Class A common shares for stock-based compensation	590	—	—	3,608
Increase (decrease) in accrued satellite system construction payable, net of liquidated damages	(94)	9,024	(27,552)	8,973
Equipment acquired in capital lease agreements	—	—	—	42,096
Issuance of warrants for the repayment of debt	—	—	—	4,950
Interest payment on convertible debt in the form of additional notes	56,312	—	—	56,312

The following securities of ICO arose from the acquisition of Old ICO’s net assets:
93,700,041 Class A common shares and options to acquire Class A common shares issued	—	—	—	679,873
31,003,382 Class B common shares issued	—	—	—	275,000
1,600,000 Class A common shares issued to distribution partners	—	—	—	16,720
200,000 Class A common shares committed to distribution partners	—	—	—	2,090
50,000,000 warrants issued to acquire Class A common shares	—	—	—	180,000

(concluded)

The accompanying notes are an integral part of these consolidated financial statements.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency in Assets)

(In thousands, except share data)

	Common stock			Additional paid-in capital	Treasury stock	Deferred stock-based compensation	Accumulated other comprehensive income (loss)	Deficit accumulated during the development stage	Total stockholders’ equity (deficiency in assets)
	Class A shares	Class B shares	Amount
Balance at inception, February 9, 2000	—	—	$—	$—	$—	$—	$—	$—	$—
Issuance of Class B common stock for shares of Nextel Communications, Inc.	—	36,345,786	363	401,152	—	—	—	—	401,515
Deferred tax liability associated with Nextel Communications, Inc. share contribution	—	—	—	(124,420)	—	—	—	—	(124,420)
Initial issuance of Class A common stock for cash	222	—	1	—	—	—	—	—	1
Issuance of securities to acquire assets of Old ICO:
Issuance of Class A common stock	160,000,040	—	1,600	1,372,813	—	—	—	—	1,374,413
Issuance of Class B common stock	—	31,003,382	310	274,690	—	—	—	—	275,000
Issuance of Class A common stock to distribution partners	1,550,000	—	16	16,181	—	—	—	—	16,197
Issuance of warrants	—	—	—	180,000	—	—	—	—	180,000
Issuance of Class A common stock and options	24,920,353	—	249	267,712	—	—	—	—	267,961
Issuance of Class B common stock and options	—	19,454,214	195	208,990	—	—	—	—	209,185
Cost of issuance of common stock	—	—	—	(3,211)	—	—	—	—	(3,211)
Stock-based compensation	69,750	—	1	749	—	—	—	—	750
Other compensation	—	—	—	18,436	—	—	—	—	18,436
Other comprehensive loss	—	—	—	—	—	—	(26,326)	—	(26,326)
Net loss	—	—	—	—	—	—	—	(118,794)	(118,794)
Treasury stock	(57,968,892)	(31,003,382)	—	—	(877,489)	—	—	—	(877,489)

Balance, December 31, 2000	128,571,473	55,800,000	2,735	2,613,092	(877,489)	—	(26,326)	(118,794)	1,593,218
Issuance of Class A common stock and options to acquire Ellipso Class A common stock	492,611	—	5	3,833	—	—	—	—	3,838
Issuance of securities to acquire assets of Old ICO:
Issuance of Class A common stock to Old ICO creditors	700,000	—	7	5,453	—	—	—	—	5,460
Issuance of Class A common stock to distributors and SAN operators	6,750,000	—	68	52,715	—	—	—	—	52,783
Issuance of Class A common stock	138,218	—	1	1,507	—	—	—	—	1,508
Cost of issuance of common stock	—	—	—	(176)	—	—	—	—	(176)
Other comprehensive loss	—	—	—	—	—	—	(8,036)	—	(8,036)
Net loss	—	—	—	—	—	—	—	(225,900)	(225,900)

Balance, December 31, 2001	136,652,302	55,800,000	$2,816	$2,676,424	$(877,489)	$—	$(34,362)	$(344,694)	$1,422,695

(continued)

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency in Assets) (Continued)

(In thousands, except share data)

	Common stock			Additional paid-in capital	Treasury stock	Deferred stock-based compensation	Accumulated other comprehensive income (loss)	Deficit accumulated during the development stage	Total stockholders’ equity (deficiency in assets)
	Class A shares	Class B shares	Amount
Balance, December 31, 2001	136,652,302	55,800,000	$2,816	$2,676,424	$(877,489)	$—	$(34,362)	$(344,694)	$1,422,695
Issuance of Class A common stock to acquire CCI Series A preferred stock and common stock	583,253	—	5	899	—	—	—	—	904
Issuance of Class A and Class B common stock to acquire Ellipso Series A preferred stock and common stock	1,571,547	46,500	15	2,574	—	—	—	—	2,589
Issuance of warrants to refinance debt	—	—	—	4,950	—	—	—	—	4,950
Settlement of Teledesic note payable	—	—	—	12,514	—	—	—	—	12,514
Stock-based compensation	—	—	—	141	—	—	—	—	141
Other comprehensive income	—	—	—	—	—	—	6,912	—	6,912
Net loss	—	—	—	—	—	—	—	(411,515)	(411,515)

Balance, December 31, 2002	138,807,102	55,846,500	2,836	2,697,502	(877,489)	—	(27,450)	(756,209)	1,039,190
Other comprehensive income	—	—	—	—	—	—	35,614	—	35,614
Net loss	—	—	—	—	—	—	—	(234,148)	(234,148)

Balance, December 31, 2003	138,807,102	55,846,500	2,836	2,697,502	(877,489)	—	8,164	(990,357)	840,656
Other comprehensive income	—	—	—	—	—	—	542	—	542
Net loss	—	—	—	—	—	—	—	(902,498)	(902,498)

Balance, December 31, 2004	138,807,102	55,846,500	2,836	2,697,502	(877,489)	—	8,706	(1,892,855)	(61,300)
Value of beneficial conversion feature associated with convertible long-term debt, net of tax	—	—	—	30,000	—	—	—	—	30,000
Issuance of Class A common stock from exercise of warrants	1,827,890	—	18	—	—	—	—	—	18
Issuance of restricted Class A common stock	600,000	—	6	2,364	—	(2,370)	—	—	—
Issuance of restricted Class A common stock dividend	1,000,000	—	10	(10)	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	307	—	—	307
Other comprehensive income	—	—	—	—	—	—	421	—	421
Net income	—	—	—	—	—	—	—	31,360	31,360

Balance, December 31, 2005	142,234,992	55,846,500	$2,870	$2,729,856	$(877,489)	$(2,063)	$9,127	$(1,861,495)	$806

(continued)

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency in Assets) (Continued)

(In thousands, except share data)

	Common stock			Additional paid-in capital	Treasury stock	Deferred stock-based compensation	Accumulated other comprehensive income (loss)	Deficit accumulated during the development stage	Total stockholders’ equity (deficiency in assets)
	Class A shares	Class B shares	Amount
Balance, December 31, 2005	142,234,992	55,846,500	$2,870	$2,729,856	$(877,489)	$(2,063)	$9,127	$(1,861,495)	$806
Adjustment to beginning accumulated deficit	—	—	—	—	—	—	—	1,393	1,393
Reclassification of deferred stock-based compensation recorded upon adoption of SFAS No. 123(R)	—	—	—	(2,063)	—	2,063	—	—	—
Proceeds from sale of subsidiary stock and stock options	—	—	—	9,920	—	—	—	—	9,920
Issuance of Class A common stock for advisory services	97,551	—	1	527	—	—	—	—	528
Class A shares withheld at vesting to cover income tax withholding obligations	(33,800)	—	—	(194)	—	—	—	—	(194)
Conversion of Class B common stock	1,006,500	(1,006,500)	—	—	—	—	—	—	—
Issuance of Class A common stock from exercise of warrants	1,417	—	—	43	—	—	—	—	43
Stock-based compensation	—	—	—	6,900	—	—	—	—	6,900
Other comprehensive loss	—	—	—	—	—	—	(2,854)	—	(2,854)
Net loss	—	—	—	—	—	—	—	(67,817)	(67,817)

Balance, December 31, 2006	143,306,660	54,840,000	$2,871	$2,744,989	$(877,489)	$—	$6,273	$(1,927,919)	$(51,275)
Adoption of FIN 48	—	—	—	—	—	—	—	(9,181)	(9,181)
Value of beneficial conversion feature associated with convertible long-term debt, net of tax	—	—	—	201	—	—	—	—	201
Issuance of Class A common stock for advisory services	127,771	—	1	499	—	—	—	—	500
Conversion of Class B common stock	1,180,000	(1,180,000)	—	—	—	—	—	—	—
Issuance of Class A common stock from exercise of stock options	185,000	—	2	137	—	—	—	—	139
Stock-based compensation and issuance of restricted stock	580,000	—	6	6,443	—	—	—	—	6,449
Other comprehensive loss	—	—	—	—	—	—	(2,180)	—	(2,180)
Net loss	—	—	—	—	—	—	—	(75,318)	(75,318)

Balance, December 31, 2007	145,379,431	53,660,000	$2,880	$2,752,269	$(877,489)	$—	$4,093	$(2,012,418)	$(130,665)

(continued)

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency in Assets) (Continued)

(In thousands, except share data)

	Common stock			Additional paid-in capital	Treasury stock	Deferred stock-based compensation	Accumulated other comprehensive income (loss)	Deficit accumulated during the development stage	Total stockholders’ equity (deficiency in assets)
	Class A shares	Class B shares	Amount
Balance, December 31, 2007	145,379,431	53,660,000	$2,880	$2,752,269	$(877,489)	$—	$4,093	$(2,012,418)	$(130,665)
Issuance of Class A common stock under securities purchase agreements	7,574,416	—	76	27,360	—	—	—	—	27,436
Issuance of Class A common stock for advisory services	232,710	—	2	498	—	—	—	—	500
Issuance of Class A common stock for settlement of litigation matter	750,000	—	8	2,377	—	—	—	—	2,385
Class A shares withheld at vesting to cover income tax withholding obligations	(17,516)	—	—	—	(56)	—	—	—	(56)
Stock-based compensation and issuance of restricted stock, net of forfeitures	87,062	—	1	8,463	—	—	—	—	8,464
Other comprehensive income	—	—	—	—	—	—	2,602	—	2,602
Net loss	—	—	—	—	—	—	—	(103,177)	(103,177)

Balance, December 31, 2008	154,006,103	53,660,000	$2,967	$2,790,967	$(877,545)	$—	$6,695	$(2,115,595)	$(192,511)

(concluded)

The accompanying notes are an integral part of these consolidated financial statements.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

1. Organization and Business

ICO Global Communications (Holdings) Limited (“ICO”) is a next-generation mobile satellite service (“MSS”) operator. Through its majority owned subsidiary, ICO North America, Inc. (“ICO North America”), ICO is authorized by the U.S. Federal Communications Commission (“FCC”) to offer ubiquitous mobile satellite-terrestrial services throughout the United States using a geosynchronous earth orbit (“GEO”) satellite. ICO also continues to explore the development of a business plan outside of North America which would use both its physical and regulatory medium earth orbit (“MEO”) assets.

ICO was incorporated in the State of Delaware in 2000 to purchase the assets and assume certain liabilities of ICO Global Communications (Holdings) Limited (“Old ICO”), a Bermuda corporation, on its emergence from Chapter 11 bankruptcy. Effective November 28, 2001, ICO merged with ICO Global Limited, a holding company which was formed on February 9, 2000. ICO and ICO Global Limited were under the common control of Eagle River Investments, LLC (“Eagle River Investments”) and its affiliates prior to their merger. Accounting principles generally accepted in the United States of America require the merger of entities under common control to be accounted for in a manner similar to pooling-of-interests accounting. The assets, liabilities and stockholders’ deficiency in assets for ICO Global Limited and ICO were recorded at historical cost as of the effective date of the transaction. The consolidated financial statements include the accounts of ICO, a development stage enterprise, and its subsidiaries (collectively referred to as “Company”). The consolidated statements of operations, of comprehensive loss, of cash flows and of changes in stockholders’ equity (deficiency in assets) have been prepared to include the activity for ICO Global Limited and ICO from February 9, 2000, the date of inception of ICO Global Limited, through December 31, 2008. Eagle River Investments subsequently assigned its shares of the Company’s stock to its affiliate, Eagle River Satellite Holdings, LLC (“ERSH”). As of December 31, 2008, ERSH remains ICO’s controlling stockholder with an economic interest of approximately 31.6% and a voting interest of approximately 67.3%.

Following the purchase of assets and assumption of certain liabilities of Old ICO, the Company established a new management team who oversaw the construction of the MEO satellites and ground systems and developed the technical plan for the MEO satellite system. Following one launch failure in March 2000, as well as disagreements with the manufacturer and launch manager of its MEO satellites, which disagreements are the subject of litigation commenced in 2004 (see Note 8), the Company significantly curtailed construction activity on its MEO satellite system.

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

In December 2004, the Company formed its majority owned subsidiary, ICO North America, to develop an advanced next-generation hybrid mobile satellite service/ancillary terrestrial component system (“MSS/ATC System”) combining both satellite and terrestrial communications capabilities. The MSS/ATC System will allow the Company to provide wireless voice, video, data and/or Internet service throughout the United States on mobile and portable devices. In August 2005, ICO North America issued $650 million aggregate principal amount of convertible notes due in August 2009 (“2009 Notes”) to fund the development of the MSS/ATC System and, in February 2006, it sold 323,000 shares of Class A common stock and stock options to purchase an additional 3,250,000 shares of Class A common stock to certain holders of its 2009 Notes, resulting in net proceeds of $9.9 million.

In 2007, ICO North America began to develop its ICO Mobile Interactive Media (“ICO mim™”) service for use on its MSS/ATC System. ICO mim will combine the Company’s unique interactive satellite capability with terrestrial network coverage to deliver mobile video services including live television content, navigation and enhanced roadside assistance. In 2008, the Company continued to develop its ICO mim service, and during the fourth quarter of 2008, began to conduct an alpha trial of its ICO mim service (“Alpha Trial”) in the Las Vegas, Nevada and Raleigh-Durham, North Carolina markets.

On April 14, 2008, the Company successfully launched its first GEO satellite (“ICO G1”) and, on May 9, 2008, certified to the FCC that its MSS system was operational, satisfying its final milestone. On May 30, 2008, the Company received its 2 GHz authorization and was granted its spectrum selection in the 2 GHz band, 2010 – 2020 MHz and 2180 – 2190 MHz frequency bands. ICO G1 is initially being used by the Company to conduct an Alpha Trial as discussed above. On January 15, 2009, the FCC approved the Company’s application to integrate ATC into its MSS system.

2. Development Stage Enterprise and Liquidity Issues

The Company is a development stage enterprise as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises, and will continue to be so until it commences commercial operations. The development stage is from February 9, 2000 (inception) through December 31, 2008 (see Note 1).

The Company is not currently generating revenue from operations and it may be unable to obtain the funding necessary to repay its debt obligations due in 2009, complete the construction of its MSS/ATC System and ICO mim service, fund its future working capital requirements, or achieve positive cash flow from operations. As of December 31, 2008, the Company had a working capital deficit (current liabilities exceeded current assets) of $788 million. This deficit is primarily due to the Company’s 2009 Notes, the Company’s $40 million working capital facility due in May 2009 (“2009 Credit Facility”) and the Company’s investments in student loan backed auction rate securities (“ARS”) primarily recorded as long-term available-for-sale and trading investments in 2008 as described in Note 4. In order to fund the maturity of its short-term debt obligations, the Company plans to refinance the 2009 Credit Facility and 2009 Notes on or prior to their maturity dates of May 1, 2009 and August 15, 2009, respectively. Based on the current credit crisis and volatility in the capital markets, there is no assurance that this refinancing will be completed on terms acceptable to the Company, if at all. The outcome of these events cannot be predicted at this time, which raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company intends to fund its remaining working capital needs for the next 12 months with cash on hand, liquidity generated from liquidation of its ARS and settlement activity related to its ARS as discussed below. To the extent the liquidation of its ARS and the ARS settlement activity does not generate sufficient liquidity required by the Company’s operating plan, or the Company does not secure additional funding, the Company plans to significantly reduce its operating and development expenditures, which would include, among others, capital expenditures for the terrestrial network development of its MSS/ATC System, related personnel and vendor support, and other overhead.

As described in Note 4, the Company holds ARS that have become illiquid as a result of failed auctions. As of December 31, 2008, the Company held ARS with a par value of approximately $81.5 million and fair value of $69.4 million. On November 14, 2008, the Company entered into a settlement agreement with UBS Financial Services, Inc. (“UBS”) whereby UBS agreed to purchase ARS it sold to the Company prior to February 13, 2008 which the Company still held (“Eligible ARS”). Under the terms of the settlement, at the Company’s option, the Company can require UBS to purchase Eligible ARS from the Company at par value during the period of June 30, 2010 through July 2, 2012 (“ARS Put Option”). Conversely, UBS has the right, at its discretion, to purchase or sell the Eligible ARS at any time until July 2, 2012, so long as the Company receives payment at par value upon any sale or disposition.UBS will also provide the Company with access to loans for a period until June 30, 2010 for an amount up to 75% of the market value of Eligible ARS, subject to certain restrictions in the indenture governing the Company’s 2009 Notes and 2009 Credit Facility. In addition, in December 2008, UBS reimbursed the Company $1.8 million for losses incurred on the sale of Eligible ARS in July of 2008. As of December 31, 2008, the Company held Eligible ARS with a par value of approximately $39.7 million.

3. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation—The consolidated financial statements of the Company include its results of operations for the years ended December 31, 2008, 2007 and 2006, and the development stage period from February 9, 2000 (inception) to December 31, 2008. These consolidated financial statements include all of the assets, liabilities and results of operations of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. All information in these financial statements is in U.S. dollars. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Segment Information—The Company operates in and reports on one segment (satellite telecommunications) based upon the provisions of SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. Substantially all of the Company’s long-lived assets are located in the United States.

Risks and Uncertainties—The Company is subject to the risks and challenges of a company in the development stage, including dependence on key individuals, successful development and marketing of its products and services, competition from substitute products and services, having adequate access to funding during the development stage, and larger companies with greater financial, technical and marketing resources. As discussed in Note 2, the Company may be unable to obtain the funding necessary to repay its debt obligations due in 2009, which raises substantial doubt about its ability to continue as a going concern.

Use of Estimates—The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are used when accounting for income taxes, contingencies, asset useful lives, valuation of ARS and valuation of stock-based compensation awards, among others. Actual results could differ from those estimates. Estimates are evaluated on an ongoing basis.

Cash and Cash Equivalents—Cash and cash equivalents are defined as short-term highly liquid investments with original maturities from the date of purchase of 90 days or less. Cash and cash equivalents are comprised of the following (in thousands):

	December 31,
	2008	2007
Cash	$2,334	$554
Money market funds	26,927	124,726
Commercial paper	—	21,377

	$29,261	$146,657

Short-Term and Long-Term Investments—As of December 31, 2008, the Company’s short-term and long-term investments were held in ARS and classified as trading or available-for-sale. As of December 31, 2007, the Company’s short-term investments were held in commercial paper and classified as available-for-sale. Trading securities are recorded at fair value with unrealized holdings gains and losses included in net income (loss) in the accompanying consolidated statements of operations. Available-for-sale securities are recorded at fair value, and any unrealized holding gains or losses are recorded, net of tax, in stockholders’ deficiency in assets as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. The Company’s investments are measured using quoted prices in active markets, or valued based on other observable and unobservable inputs within the hierarchy established in SFAS No. 157, Fair Value Measurements (“SFAS 157”), which the Company adopted on January 1, 2008. Investments that have maturity dates less than one year are classified as current assets while those with maturities greater than one year are classified as long-term assets. Unrealized losses on available-for-sale securities are charged against net income (loss) when the fair value is below the cost basis and the decline is determined to be other-than-temporary. Management reviews several factors to determine whether a loss is other-than-temporary, including the length of time a security is in an unrealized loss position, the extent to which fair value is less than amortized cost, the impact of changing interest rates in the short and long term, the financial condition and near-term prospects of the issuer, and the Company’s ability and intent to hold the security until maturity or for a period of time sufficient to allow for any anticipated recovery in fair value. Realized gains and losses are accounted for using the specific identification method. Purchases and sales are recorded on a trade date basis. The Company does not currently hold any derivative financial instruments.

Prepaid Expenses and Other Current Assets—Prepaid expenses and other current assets consist primarily of payments made for satellite in-orbit insurance and debt issuance costs incurred in connection with issuance of the 2009 Credit Facility. Upon completion of satellite system in-orbit testing in December 2008, the Company began amortizing satellite in-orbit insurance costs. These costs are being amortized using the straight-line method through April 2009.

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

Satellite System Under Construction—Satellite system under construction includes third-party construction and engineering costs incurred in the design, manufacture, test and launch of the MSS/ATC System, satellite launch insurance costs, performance incentives expected to be paid to the Company’s satellite manufacturer, costs incurred for the procurement of equipment and technology for use in the ICO mim service and capitalized interest associated with the construction of its MSS/ATC System and ICO mim service to the extent these assets have future benefits. Interest capitalized to satellite system under construction for the years ended December 31, 2008, 2007 and 2006 was $43.2 million, $33.1 million and $19.8 million, respectively. Satellite system under construction will be classified as property in service when the respective assets are placed into service and will be depreciated using the straight-line method based on the anticipated useful lives of the assets ranging from 5 to 15 years.

Other Assets—As of December 31, 2008, other assets primarily consisted of a $5.1 million ARS Put Option associated with the UBS settlement agreement (see Note 4). The Company’s ARS Put Option is a separate freestanding instrument accounted for separately from the ARS. The Company has elected to measure the ARS Put Option at fair value under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). As of December 31, 2007, other assets primarily consisted of a $14 million payment made to acquire first priority rights to use a desired orbital slot for ICO G1, which was reclassified as satellite system under construction in 2008 upon the successful launch of the Company’s GEO satellite.

Impairment of Long-Lived Assets—Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the carrying values of long-lived assets are reviewed whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Management considers whether specific events have occurred in determining whether long-lived assets are impaired at each balance sheet date or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The determination of whether impairment exists is based on any excess of the carrying value over the expected future cash flows. Any resulting impairment charge is measured based on the difference between the carrying value of the asset and its fair value, as estimated using undiscounted future cash flows expected to be generated by the assets. No impairment of long-lived assets was determined as a result of our analyses during 2008, 2007, and 2006.

Debt Issuance Costs—Costs incurred in connection with the issuance of the 2009 Credit Facility and 2009 Notes have been capitalized and are included in prepaid expenses and other current assets and debt issuance costs on the Company’s consolidated balance sheets. Debt issuance costs associated with the 2009 Credit Facility are being amortized using the effective interest method from April 2008 through maturity in May 2009. Debt issuance costs associated with the 2009 Notes are being amortized using the effective interest method from issuance in August 2005 through maturity in August 2009. Amortization of debt issuance costs is included in interest expense in the consolidated statements of operations. Amortization of debt issuance costs for the years ended December 31, 2008, 2007 and 2006 was $9.6 million, $7.2 million and $6.7 million, respectively.

Deferred Satellite Performance Incentives—The Company has certain contracts with its satellite manufacturer that may require the Company to make future in-orbit performance incentive payments over the design life of ICO G1. These satellite performance incentives are payable in future periods ranging from one to 15 years dependent on the continued satisfactory performance of ICO G1. The Company records the net present value of these expected future payments as a liability and capitalizes these incentive payments as a component of the cost of the satellite. As of December 31, 2008, the Company has accrued $10.9 million related to its contingent satellite performance incentives, of which $1.7 million has been classified as current and $9.2 million has been classified as long-term.

Fair Value of Financial Instruments—Financial instruments include cash and cash equivalents, available-for-sale securities, trading securities, accounts payable, the 2009 Credit Facility, the 2009 Notes and certain other assets and accrued liabilities. The Company determines the fair value of its financial instruments based on the hierarchy established by SFAS 157. The three levels of inputs used to measure fair value are as follows:

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

As of December 31, 2008, the fair value of the Company’s available-for-sale securities, trading securities and ARS Put Option was determined using Level 3 inputs (see Note 4). The fair value of the 2009 Notes and 2009 Credit Facility, for the purpose of disclosure, was determined using Level 3 inputs. The carrying amounts of all other financial instruments are reasonable estimates of their fair values because they are equivalent to cash or due to their short-term nature.

Accumulated Other Comprehensive Income—As of December 31, 2008 and 2007, the Company’s accumulated other comprehensive income consisted of cumulative translation adjustments of $6.7 million and $4.1 million, respectively.

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

Share-Based Payment —The Company records stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), using the modified prospective transition method. SFAS 123(R) requires measurement of all share-based payment awards based on the estimated fair value on the date of grant and the recognition of compensation cost over the requisite service period for awards expected to vest.

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

Foreign Currency Translation and Foreign Currency Transactions—The reporting currency for the Company’s operations is U.S. dollars. The Company translates the activities of its subsidiaries with functional currencies other than the U.S. dollar during the period at the average exchange rate prevailing during the period. Assets and liabilities denominated in foreign currencies are translated at the exchange rates prevailing at the balance sheet date. Translation adjustments resulting from these processes are recognized as a component of accumulated other comprehensive income (loss). The Company recognizes applicable cumulative translation adjustments as a component of operating income (loss) in the period in which a subsidiary is substantially liquidated. For the year ended December 31, 2007, the Company recognized a gain of $860,000 upon the liquidation of a subsidiary. For the years ended December 31, 2008 and 2006, there were no gains or losses resulting from the liquidation of subsidiaries.

Gains and losses on foreign currency transactions are recognized as a component of other income (expense) in the consolidated statements of operations in the period in which they occur. For the year ended December 31, 2008, losses on intercompany foreign currency transactions were $16.4 million. For the years ended

December 31, 2007 and 2006, gains on intercompany foreign currency transactions were $3 million and $8.6 million, respectively. Gains and losses for all three years have been excluded from net loss and reported as a component of accumulated other comprehensive income due to their long-term investment nature.

Income Taxes—The Company accounts for income taxes using the asset and liability method under SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded when it is more likely than not that the assets will not be realized. The Company’s policy is to recognize interest and/or penalties related to unrecognized tax benefits as income tax expense. The Company accounts for its uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”).

Loss Per Share—Basic loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing loss allocable to common shareholders by the weighted average common shares outstanding plus dilutive potential common stock. Dilutive potential common stock includes unvested restricted stock awards, stock options and warrants, the dilutive effect of which is calculated using the treasury stock method. Prior to the satisfaction of vesting conditions, unvested restricted stock awards are considered contingently issuable consistent with SFAS No. 128, Earnings Per Share, and are excluded from weighted average common shares outstanding.

The following table sets forth the computation of basic and diluted loss per share (in thousands, except share and per share data):

	Year ended December 31,
	2008	2007	2006
Net loss	$(103,177)	$(75,318)	$(67,817)

Weighted average common shares outstanding	203,817,433	198,383,291	198,108,210
Less: weighted average unvested restricted stock awards	(557,850)	(186,411)	(490,411)

Shares used for computation of basic and diluted loss per share(1)	203,259,583	198,196,880	197,617,799

Basic and diluted loss per share	$(0.51)	$(0.38)	$(0.34)

(1)	The effect of certain stock options and warrants was anti-dilutive, and they were not included in the calculation of diluted loss per share. Anti-dilutive options and warrants totaled 18,033,183, 15,744,433 and 12,656,933 for the years ended December 31, 2008, 2007 and 2006, respectively.

If the 2009 Notes were converted into Class A common stock of ICO North America, the Company’s future earnings would be diluted as the Company’s ownership interest in ICO North America would be reduced to approximately 52%.

New Accounting Pronouncements—In September 2006, the FASB issued SFAS 157. This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The FASB provided a one year deferral for the implementation of SFAS 157 for certain other nonfinancial assets and liabilities. The Company adopted SFAS 157 on January 1, 2008. The adoption of SFAS 157 for financial assets and financial liabilities did not have a material impact on the Company’s financial position, results of operations or cash flows, but did require additional disclosures (see Note 4). The Company has not determined the impact that the implementation of SFAS 157 will have on its nonfinancial assets and liabilities; however, the Company does not anticipate implementation will have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159 which permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. In November 2008, the Company elected to apply the provisions of SFAS 159 to its ARS Put Option associated with the UBS settlement agreement (see Note 4). The Company did not make the fair value election for any other financial assets or liabilities.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS 161.

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants (“APB 14”). Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Adoption of FSP APB 14-1 will not have a material impact on the Company’s financial position, results of operations or cash flows.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157, which the Company adopted in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS 157. The Company has considered the guidance in FSP 157-3 in its determination of estimated fair values as of December 31, 2008, and the impact was not material to its financial position, results of operations or cash flows.

4. Investments

As of December 31, 2008, all of the Company’s investments were held in ARS, of which approximately $35.2 million were classified as available-for-sale securities and $34.2 million were classified as trading securities. The Company’s ARS are reflected at their estimated fair value on the consolidated balance sheets.

During the first quarter of 2008, the Company used the proceeds from the sale and maturity of certain of its investments and cash and cash equivalents to purchase student loan backed ARS. As of December 31, 2008, the Company held ARS with a par value of approximately $81.5 million and fair value of $69.4 million. These ARS consisted of variable rate bonds, with maturities ranging from 22 to 39 years, for which the interest rates normally reset through a dutch auction each month. As a result of the impact of the current conditions in the global financial markets, these ARS have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. Therefore, the ARS cannot be liquidated until: (i) a successful auction occurs; (ii) the issuers of the ARS call the ARS at par; (iii) a liquid market develops for these ARS; or (iv) settlements by financial institutions which underwrote these securities become effective. These events may not occur for a period longer than one year. As of December 31, 2008, the Company had received cash proceeds of $5.8 million for ARS that have been called at par. In July 2008, the Company sold ARS with a par value of $15.4 million for $12.7 million of cash proceeds. The $2.7 million loss was recorded as other expense on the Company’s consolidated statement of operations. In January 2009, the Company sold $7 million par value of its available-for-sale ARS for approximately $5.8 million of cash proceeds. The fair value of these ARS has been classified as short-term available-for-sale investments on the Company’s consolidated balance sheet at December 31, 2008. The Company has classified all other ARS as long-term investments on its consolidated balance sheet at December 31, 2008 as it is unlikely the Company will be able to liquidate these investments within one year.

On November 14, 2008, the Company entered into a settlement agreement with UBS whereby UBS would purchase Eligible ARS it sold to the Company prior to February 13, 2008. Under the terms of the settlement, at the Company’s option, the Company may require UBS to purchase Eligible ARS from the Company at par value during the period of June 30, 2010 through July 2, 2012. Conversely, UBS has the right, at its discretion, to purchase or sell the Eligible ARS at any time until July 2, 2012, so long as the Company receives payment at par value upon any sale or disposition. The Company has elected to apply the provisions of SFAS 159 to its ARS Put Option and record the ARS Put Option at fair value with changes in fair value recorded in earnings each period. On November 14, 2008, the Company recorded $4 million as the fair value of the ARS Put Option, with a corresponding gain recorded as other income. The Company subsequently recorded a $1.1 million increase in the fair value of its ARS Put Option. As of December 31, 2008, the ARS Put Option was valued at $5.1 million and reflected in other assets on the consolidated balance sheet. The Company expects that future changes in the fair value of the ARS Put Option will approximate the fair value movements in the underlying ARS.

Prior to entering into the UBS settlement agreement, the Company recorded its Eligible ARS as available-for-sale investments. In connection with acceptance of the UBS settlement agreement in November 2008, the $39.7 million par value of Eligible ARS were transferred to a long-term trading classification on the consolidated balance sheets and are being recorded at fair value with unrealized gains and losses recorded in earnings each period. The transfer to trading securities reflects management’s intent to exercise its ARS Put Option during the period June 30, 2010 to July 3, 2012. Prior to the Company’s agreement with UBS, management’s intent was to hold the Eligible ARS until the market recovered. At the time of transfer, the unrealized loss on Eligible ARS was determined to be $4.3 million, which has been reflected as a pre-tax other-than-temporary impairment charge and recorded as other expense on the Company’s consolidated statements of operations. Subsequently, the Company recognized an additional decline in fair value of $1.2 million on its

Eligible ARS, which has also been recorded as other expense on the Company’s consolidated statements of operations for the year ended December 31, 2008.

In addition, per the settlement agreement, UBS agreed to reimburse the Company for any losses incurred on the sale of Eligible ARS during a specified period. In December 2008, UBS reimbursed the Company $1.8 million for losses incurred on the sale of Eligible ARS in July of 2008. This reimbursement was recorded as other income on the Company’s consolidated statements of operations. As part of the settlement agreement, UBS will also provide the Company with access to loans for a period until June 30, 2010 for an amount up to 75% of the market value of Eligible ARS, subject to certain restrictions in the indenture governing the Company’s 2009 Notes and 2009 Credit Facility.

Typically, the fair value of ARS approximate par value due to the frequent resets of interest rate through the auction process. While the Company continues to earn interest on its ARS at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. As such, the Company has used a discounted cash flow model to determine the estimated fair value of its ARS as of December 31, 2008. The assumptions used in preparing the discounted cash flow model are level 3 inputs. Some of the inputs are unobservable in the market and have a significant effect on the valuation. The observable and unobservable inputs include, but are not limited to, periodic coupon rates, market required rates of return and the expected term of each security. The coupon rate was estimated using implied forward rate data on U.S. treasuries and interest rate swaps and limited, where necessary, by any contractual maximum rate paid under a scenario of continuing auction failures. In making assumptions of the market required rates of return, the Company considered historical credit spreads and applied an illiquidity premium to the credit spreads. The expected term for the ARS was based on a weighted probability-based estimate of the time the principal will become available to the Company.

The following table summarizes the fair value of the Company’s investments and ARS Put Option by the different levels of inputs required by SFAS 157 as of December 31, 2008 (in thousands):

	Total fair value	Fair value measurement using:
		Quoted market prices (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Short-term investments – available-for-sale securities	$5,961	$—	$—	$5,961
Long-term investments – available-for-sale securities	29,214	—	—	29,214
Long-term investments – trading securities	34,210	—	—	34,210
ARS Put Option	5,132	—	—	5,132

The following table summarizes the change in fair value of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2008 (in thousands):

	Investments	ARS Put Option
Fair value, January 1, 2008	$—	$—
Purchases, issuances and settlements, net	96,900	4,045
Unrealized gains (losses) included in net loss	(12,297)	1,087
Realized losses included in net loss	(2,634)	—
Interest accretion on other-than-temporary impairment	136	—
Transfers out of Level 3 due to changes in observability of significant inputs	(12,720)	—

Fair value, December 31, 2008	$69,385	$5,132

Consistent with the guidance provided in FASB Staff Position FAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the Company evaluates its available-for-sale investments for other-than-temporary impairment. As of December 31, 2008, individual securities with a fair value below the cost basis were evaluated to determine if they were other-than-temporarily impaired. In determining whether the decline in fair value was other-than-temporary, the Company considered various factors including market price (when available), investment ratings, the financial condition and near-term prospects of the issuer, the length of time and the extent to which the fair value has been less than the cost basis, and its intent and ability to hold the investment until maturity or for a period of time sufficient to allow for any anticipated recovery in market value.

Based on the Company’s analysis of its portfolio of available-for-sale ARS, the uncertainty in the global financial market, its assessment of the period until recovery and its liquidity needs during the period until recovery, the Company determined that the decline in the fair value of its available-for-sale ARS as of December 31, 2008 was other-than-temporary. For the year ended December 31, 2008, the Company recognized a pre-tax other-than-temporary impairment charge of $11.1 million, including impairment recorded on its Eligible ARS prior to being transferred to a trading classification, as other expense on its consolidated statements of operations. The Company did not record any unrealized gains or losses as a component of other comprehensive income (loss) relating to investments held at December 31, 2008.

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

Over the past several years, the Company has significantly curtailed further construction on its MEO satellite system which has increased the likelihood that many of these SAN sites would not be utilized in a timely fashion in the contemplated MEO satellite system. As a result, eight of the ten SAN Operators have terminated their agreements with the Company and discontinued providing the requisite level of services. Certain of the terminated agreements were settled in exchange for a nominal level of consideration, including cash and the transfer of certain SAN assets. Certain of the terminated agreements have not been settled and remain outstanding.

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

The following table sets forth a summary of the transactions with the Company’s various SAN Operators (in thousands):

	Year ended December 31,
	2008	2007	2006
Total SAN liability, beginning of period	$49,193	$45,591	$40,097
Expense recognized under SAN Operating Agreements	2,085	1,886	2,634
Interest expense related to SAN Infrastructure Agreements	3,615	3,246	2,871
Payments made to SAN Operators	(1,747)	(2,767)	(763)
Effect of changes in foreign currency exchange rates	(3,180)	1,237	752

Total SAN liability, end of period	$49,966	$49,193	$45,591

The following table summarizes the Company’s total SAN liability with its SAN Operators and is included in the following line items on the consolidated balance sheets (in thousands):

	December 31,
	2008	2007
Accrued expenses	$16,450	$16,095
Accrued interest (current portion)	16,596	14,838
Current portion of capital lease obligations	15,624	15,573
Capital lease obligations, less current portion	1,296	2,687

	$49,966	$49,193

6. Working Capital Facility

On March 27, 2008, ICO North America entered into a credit agreement with Jefferies & Company, Inc., among others, for a working capital facility of $40 million. The transaction closed on April 7, 2008 at which time the entire amount of the facility was drawn. The 2009 Credit Facility matures on May 1, 2009 and bears interest at a rate of 12.5% per year which is payable at maturity. On December 31, 2008, accrued interest on the 2009 Credit Facility was added to the outstanding principal balance in accordance with the terms of the credit agreement. The total amount due at maturity is expected to be $45.6 million. The 2009 Credit Facility is guaranteed by ICO North America and is collateralized by a first priority lien on substantially all of the assets of ICO North America. Proceeds from the 2009 Credit Facility are being used to provide necessary cash flow for operations.

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

The 2009 Credit Facility contains other terms, conditions and affirmative and negative covenants, including prohibitions or restrictions (subject to qualifications and exceptions) on the ability of ICO North America to: (i) issue other first lien debt; (ii) declare dividends or make other distributions; (iii) issue capital stock; (iv) make loans or investments (including acquisitions); (v) incur additional indebtedness; (vi) grant liens; (vii) enter into sale-leaseback transactions; (viii) prepay or modify the terms of the 2009 Notes; (ix) modify the terms of certain other material agreements; (x) enter into new lines of business; (xi) recapitalize, merge, consolidate or enter into certain acquisitions; (xii) sell its assets; and (xiii) enter into certain transactions with its affiliates. In addition, ICO North America is required to maintain liquidity, which is defined as cash, cash equivalents and the market value of ARS, of $5 million. As of December 31, 2008, ICO North America was in compliance with this financial covenant included in the 2009 Credit Facility.

In addition, the agreement governing the 2009 Credit Facility requires ICO North America to file year-end financials with an audit opinion that shall not be qualified as to scope or contain any going concern or other qualification or exemption. The opinion from the Company’s independent registered public accounting firm on the ICO North America 2008 consolidated financial statements contains an explanatory paragraph regarding substantial doubt about ICO North America’s ability to continue as a going concern. This results in a default under the 2009 Credit Facility which, if not remedied before the end of the cure period, would result in an event of default that would allow the administrative agent or holders of a majority of the aggregate principal amount to declare the 2009 Credit Facility due and payable and to initiate remedies against the collateral unless ICO North America is able to obtain a waiver or amendment of this requirement from a majority of the holders of the 2009 Credit Facility. Such a declaration, in turn, would allow the trustee or holders of 25% or more of the 2009 Notes to declare the 2009 Notes due and payable and to initiate remedies against the collateral.

The aggregate fair value of the 2009 Credit Facility as of December 31, 2008 was approximately $39.9 million.

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

The 2009 Notes are convertible, at the option of the holder, into ICO North America’s Class A common stock. The initial conversion price of the 2009 Notes was $4.25 per share, subject to adjustment pursuant to the indenture. The conversion price was subsequently adjusted to $4.06 per share as explained below. Additionally, the 2009 Notes will automatically convert into shares of ICO North America’s Class A common stock upon a qualifying private offering or sale, a qualifying public offering of ICO North America’s common stock or upon written consent of holders owning two-thirds of the 2009 Notes. If all of the 2009 Notes were converted into Class A common stock of ICO North America, the Company’s ownership interest in ICO North America would be reduced to approximately 52%. Holders of the 2009 Notes also have the right of first offer on any equity securities of ICO North America subject to certain exemptions and conditions.

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

The 2009 Notes have a registration rights agreement whereby a majority of the holders of the 2009 Notes can demand at any time, starting on August 15, 2008, that the Company register the ICO North America shares. If the Company fails to register the ICO North America shares within 60 days of a demand, or the registration of the ICO North America shares has not been declared effective by the SEC within 120 days, the interest rate on the 2009 Notes increases by 1% every 90 days up to a maximum of 13.5%. This additional interest would be required to be paid in cash. As of February 28, 2009, the maximum amount of additional interest expense the Company could incur if it failed to register the ICO North America shares would be approximately $2.5 million through the maturity of the 2009 Notes. No demand for registration has been made to date, and the Company currently believes that it is not probable it will be required to remit any additional interest to the holders of the 2009 Notes for failing to obtain an effective registration statement.

The 2009 Notes also contain covenants including, but not limited to, restrictions on ICO North America’s future indebtedness and the payment of dividends. In addition, all of ICO North America’s stock is pledged and all of its existing and future assets are held as collateral for the 2009 Notes. As of December 31, 2008, ICO North America was in compliance with all of the financial covenants included in the 2009 Notes.

The aggregate fair value of the 2009 Notes as of December 31, 2008 and 2007 was approximately $293.5 million and $637 million, respectively.

8. Commitments and Contingencies

Purchase Commitments—The Company has an agreement with Space Systems/Loral, Inc. (“Loral”) to design, develop, manufacture, test and deliver ICO G1 and to develop, test and implement a ground-based beam forming system (“GBBF”) related to the operation of the satellite. ICO G1 was delivered in February 2008 and was successfully launched on April 14, 2008. Loral has completed the satellite in-orbit testing and space segment in-orbit testing (GBBF working with ICO G1), and on December 23, 2008, the Company accepted the space segment. The Company may be obligated to make future in-orbit performance incentive payments over the design life of ICO G1 under its agreement with Loral. These satellite performance incentives are payable in future periods dependent on the continued satisfactory performance of ICO G1.

The Company has an agreement with Hughes Network Systems, LLC (“HNS”) to provide gateway equipment and services for the Company’s MSS/ATC System including the design, manufacture, delivery and test of the radio frequency subsystem, the gateway system controller, the gateway control network and the gateway system interconnections. The gateway is located at the HNS facility in North Las Vegas, Nevada. The Company retains an option through May 2009 to purchase a diverse site radio frequency terminal along with an associated diverse site facility. The Company also has an agreement with HNS to develop user equipment and a GEO Mobile Radio Interface satellite base station for use in its Alpha Trial.

The Company has an agreement with Lucent Technologies, Inc. (“Alcatel-Lucent”) to provide certain architecture and technical design services to develop and manufacture equipment for its ICO mim service, including repeaters, satellite headend and gateway core equipment. Alcatel-Lucent is responsible for the delivery, installation and testing of this equipment which is an integral part of the Company’s ICO mim service.

On April 15, 2008, the Company entered into an agreement with Delphi Automotive Systems LLC to assist with development of equipment compatible with the Company’s ICO mim service that is capable of being manufactured for sale to original equipment manufacturers and aftermarket users as well as to provide the Company with consultation regarding technical issues related to the advancement of its ICO mim service.

On September 18, 2008, the Company entered into an agreement with Qualcomm Incorporated (“Qualcomm”) whereby Qualcomm will integrate satellite and cellular communication technology in select multi-mode mobile baseband chips and include S-band capabilities in select radio frequency chipsets. This agreement will enable manufacturers of cellular devices to build products that operate in the S-band frequencies where the Company operates, both terrestrially and with the satellite. In connection with this agreement, the Company and SkyTerra Communications Inc. (formerly Mobile Satellite Ventures), another MSS provider, have entered into a mutual non-assertion agreement related to relevant aspects of their respective patent portfolios.

As of December 31, 2008, the Company had purchase commitments of approximately $56.8 million related to the agreements described above as well as other secondary agreements related to the development of its MSS/ATC System and ICO mim service. Approximately $31.9 million of this amount, the majority of which relates to the achievement of certain construction, delivery and deployment milestones related to the development of the MSS/ATC System and the completion of certain agreed-upon services associated with the Company’s ICO mim service, is payable from 2009 to 2011. Additional payments of $24.9 million, including interest, related to in-orbit satellite performance incentives associated with ICO G1, are payable from 2009 through 2023.

At December 31, 2008, future minimum payments under the Company’s purchase commitments were as follows (in thousands):

Purchase commitments
2009	$29,590
2010	2,629
2011	4,116
2012	1,015
2013	1,118
Thereafter	18,372

$56,840

Satellite System Operating Commitments—The Company has agreements with Intelsat, Ltd. (“Intelsat”) to provide satellite operational services to support the telemetry, tracking and control (“TT&C”) system of ICO G1 and F2. Under this agreement, the Company is obligated to pay Intelsat a recurring, monthly fee associated with TT&C and other satellite support services. The Company also has an agreement with HNS to provide operations, maintenance and hosting services for its GEO gateway located in North Las Vegas, Nevada. In addition to these agreements, the Company has commitments for operational services related to its MEO satellite and certain MEO SAN sites.

As of December 31, 2008, the Company had satellite system operating commitments of approximately $22 million related to the agreements described above as well as other secondary agreements related to the operation of its MSS/ATC System and its MEO satellite system.

As of December 31, 2008, future minimum payments under the Company’s satellite system operating commitments were as follows (in thousands):

Satellite system operating commitments
2009	$4,646
2010	2,496
2011	1,541
2012	1,187
2013	1,116
Thereafter	11,055

$22,041

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

The Company leases office space, a storage facility for its MEO satellites and certain equipment under noncancellable rental agreements accounted for as operating leases. In addition, the Company has lease commitments for the terrestrial network sites that support its Alpha Trial. Total rental expense under operating leases for the years ended December 31, 2008, 2007 and 2006 was approximately $1.7 million, $1 million and $533,000, respectively, and is included in general and administrative expenses in the Company’s consolidated statements of operations.

As of December 31, 2008, future minimum payments under the Company’s lease agreements were as follows (in thousands):

	SAN infrastructure agreements	Operating leases
2009	$23,312	$1,546
2010	1,411	1,238
2011	—	810
2012	—	598
2013	—	32

Total minimum payments	24,723	$4,224

Less amount representing interest	(7,803)

Present value of capital lease payments	16,920
Less: current portion of capital leases	(15,624)

Capital lease obligations, less current portion	$1,296

There were no assets recorded on the Company’s consolidated balance sheets that related to capital leases as of December 31, 2008 and 2007 due to the write down of assets in prior years associated with the Company’s SAN Infrastructure Agreements.

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

On January 2, 2009, the court presiding over the case entered judgment on the verdict, including pre-judgment interest, in the amount of $631.1 million. On February 26, 2009, the Court denied most of Boeing/BSSI’s post-trial motions and granted one, and the judgment became final in the amount of $603.2 million. Beginning January 2, 2009, post-judgment interest will accrue on the full judgment amount at the rate of 10% per annum (simple interest), or approximately $60 million per year. The awards are subject to the risks of appeals and collection. Boeing and BSSI filed their notice of appeal on March 6, 2009, and the Company filed its notice of appeal on March 24, 2009.

Through December 31, 2008, the Company has incurred approximately $18.6 million in pursuing this litigation and expects it will continue to incur additional costs through the ultimate resolution, which is uncertain.

In June 2008, Sprint Nextel filed an action in the U.S. District Court in the Eastern District of Virginia seeking a court order requiring the Company to reimburse Sprint Nextel for current and estimated future spectrum clearing costs up to $100 million. The FCC’s rules establish the circumstances under which Sprint Nextel may seek reimbursement of clearing costs from MSS entrants such as the Company. On August 29, 2008, the court granted the Company’s motion to stay on primary jurisdiction grounds, stayed the case pending further FCC action, and removed the case from the court’s active docket. The Company believes the FCC’s rules do not require payment under the existing circumstances, which have arisen because of Sprint Nextel’s failure to meet its clearing obligation. The Company believes that Sprint Nextel’s claims are without merit and intends to vigorously defend itself against Sprint Nextel. The Company currently believes that this lawsuit will not have a material adverse effect on its financial condition, results of operations or cash flows; however, the outcome is uncertain.

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

For the year ended December 31, 2008, the Company recorded approximately $3 million related to its litigation matters (excluding legal costs), the impact of which was primarily non-cash.

In the opinion of management, except for those matters described above and in Note 5, to the extent so described, litigation, contingent liabilities and claims against the Company in the normal course of business are not expected to involve any judgments or settlements that would be material to the Company’s financial condition, results of operations or cash flows.

9. Stockholders’ Deficiency in Assets

Common Stock—The Company’s Restated Certificate of Incorporation authorizes two classes of common stock, Class A and Class B. The rights of the holders of shares of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Holders of shares of Class A common stock are entitled to one vote per share. Holders of shares of Class B common stock are entitled to ten votes per share. The Class B common stock is convertible at any time at the option of its holder into shares of Class A common stock. Each share of Class B common stock is convertible into one share of Class A common stock. Additionally, subject to certain exceptions, shares of Class B common stock will automatically convert into shares of Class A common stock if the shares of Class B common stock are sold or transferred. Class A common stock is not convertible. As of December 31, 2008, ERSH remains the Company’s controlling stockholder with an economic interest of approximately 31.6% and a voting interest of approximately 67.3%.

Stock Incentive Plan—The 2000 Stock Incentive Plan as Amended and Restated Effective June 15, 2007 (“Plan”) was initially adopted following stockholder approval on May 10, 2000 and was subsequently amended and restated on August 9, 2000, November 17, 2005 and June 15, 2007. The Plan authorizes the grant of incentive stock options, as well as stock awards, to Company employees, board members and consultants. The Company’s Board of Directors has authorized a total of 20 million shares of its common stock for the issuance of stock options and stock awards under the Plan, subject to adjustments for changes in the Company’s capital structure.

Under the Plan, stock options by default vest and become exercisable over a four year period, with 25% vesting after one year and 1/48th vesting each month thereafter, and have generally been granted on a vesting schedule of 25% per year. Stock options generally expire 10 years after the date of grant or up to 90 days after termination of employment, whichever occurs earlier. Restricted stock awards vest over the corresponding service term, generally equal to two to three years. Additionally, until two years after an initial public offering by the Company, all shares acquired under the Plan are subject to market standoff provisions, which prevent the sale of the shares until up to 180 days after a public offering of the Company’s stock.

As of December 31, 2008, a total of 20,000,000 shares of common stock have been authorized for issuance under the Plan, of which 4,334,438 shares were reserved and remain available for grant. In addition, the Company has authorized 725,000 shares outside of the Plan, but with similar terms and conditions as the Plan, and has assumed 222,573 shares pursuant to its merger with ICO Global Limited (see Note 1).

Share-Based Payment—The Company records stock-based compensation on stock options and restricted stock awards issued to employees, directors and consultants in accordance with SFAS 123(R), which requires measurement of all share-based payment awards based on the estimated fair value on the date of grant, and recognition of compensation cost over the requisite service period for awards expected to vest. The Company estimates its forfeiture rate for stock options and restricted stock awards based on the Company’s historical rate of forfeitures due to terminations and the fact that the Company has a limited number of employees, many of whom are critical to the Company, and expectations for forfeitures in the future. For the years ended December 31, 2008, 2007, and 2006, the Company recognized non-cash stock-based compensation expense of $8.5 million, $6.4 million and $6.9 million, respectively. Stock-based compensation is included in general and administrative expenses in the Company’s consolidated statements of operations.

At December 31, 2008, the balance of stock-based compensation cost to be expensed in future years related to unvested share-based awards, as adjusted for expected forfeitures, is as follows (in thousands):

2009	$6,967
2010	3,317
2011	1,585
2012	387

$12,256

The weighted average period over which the unearned stock-based compensation expense is expected to be recognized is approximately 1.4 years.

Stock Options—The Company has granted stock options to employees, directors and consultants in connection with their service to the Company. For the years ended December 31, 2008, 2007 and 2006, the Company recognized non-cash stock-based compensation expense of $6.9 million, $5.9 million and $5 million, respectively, related to stock options it has granted.

The weighted average fair value of stock options granted during the years ended December 31, 2008, 2007 and 2006 was estimated using the Black-Scholes Model with the following assumptions:

	Year ended December 31,
	2008	2007	2006
Weighted average expected volatility	85%	45%	37%
Weighted average risk-free interest rate	2.5%	4.5%	4.8%
Expected dividend yield	0%	0%	0%
Weighted average expected term in years	6.2	6.7	10
Weighted average estimated fair value per option granted	$0.98	$2.25	$3.10

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

The Company’s stock option activity for the years ended December 31, 2008, 2007 and 2006 is summarized as follows:

	Number of options	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value(1) (in thousands)
Outstanding at December 31, 2005	6,739,573	$4.80
Granted	2,745,250	5.61

Outstanding at December 31, 2006	9,484,823	5.04
Granted	4,152,500	4.29
Exercised	(185,000)	0.75
Cancelled or expired(2)	(880,000)	6.99

Outstanding at December 31, 2007	12,572,323	4.72
Granted	2,540,000	1.40
Exercised	—	—
Cancelled or forfeited	(251,250)	4.28

Outstanding at December 31, 2008	14,861,073	$4.16	7.78	$133

Exercisable at December 31, 2008	7,307,323	$4.84	6.98	$—

Vested and expected to vest, December 31, 2008	14,367,434	$4.18	7.69	$126

(1)	Aggregate intrinsic value represents total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of 2008 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their stock options on the last business day of the fiscal year.

(2)	In 2007, the Company elected to cancel 555,000 stock options whose fair market value on the date of grant exceeded the exercise price of the respective option, and regrant stock options with identical terms of the cancelled stock options. This decision was made based upon the disadvantageous tax treatment that such option holders would otherwise be subject to under Section 409A of the Internal Revenue Code for option grants whose fair market value on the date of grant exceeded the exercise price of those options. Stock options granted during the year ended December 31, 2007, as disclosed above, include the regranted stock options.

The intrinsic value of stock options exercised during the year ended December 31, 2007 was $337,000. The total fair value of options which vested during the years ended December 31, 2008, 2007 and 2006 was approximately $6.9 million, $5.2 million and $6.9 million, respectively.

The following table summarizes significant ranges of outstanding and exercisable stock options as of December 31, 2008:

	Outstanding options			Exercisable options
Range of exercise prices	Number of options	Weighted average exercise price	Weighted average remaining life (in years)	Number of options	Weighted average exercise price
$0.65—$3.99	3,610,000	$2.05	9.4	321,250	$3.61
$4.11—$4.25	6,355,000	4.24	7.0	4,677,000	4.25
$4.38—$5.90	4,506,500	5.16	8.0	1,919,500	5.30
$10.45—$10.92	389,573	10.71	2.0	389,573	10.71

	14,861,073	$4.16	7.8	7,307,323	$4.84

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

In October 2007, the Company granted 580,000 shares of restricted Class A common stock to certain employees and consultants. The restricted stock awards contain performance and service conditions to encourage the attainment of key performance targets and retention of employees. Individual employees and consultants have different amounts of restricted stock awards allocated to the various performance conditions dependent on their responsibilities. The portion of restricted stock awards allocated to a particular performance condition vest 50% when that condition is achieved. After the performance condition is achieved, 25% of shares allocated to that condition vest one year after the performance condition is achieved and the remaining 25% of shares allocated to that condition vest two years after the performance condition is achieved. The total compensation cost associated with these restricted stock awards was $2.6 million and is being charged to expense over the requisite service periods. Restricted stock awards equal to 84,783 shares, 90,308 shares and 67,995 shares vested on May 9, 2008, December 23, 2008 and December 31, 2008, respectively, upon satisfaction of certain performance conditions.

In December 2008, the Company granted 100,000 shares of its restricted Class A common stock to certain employees. These restricted stock awards had a grant date fair value of $108,000 and are being charged to expense over the requisite service period ending January 31, 2009.

For the years ended December 31, 2008, 2007 and 2006, the Company recognized non-cash stock-based compensation expense of $1.6 million, $573,000 and $1.9 million, respectively, related to its restricted stock awards.

The Company’s restricted stock award activity for the years ended December 31, 2008, 2007 and 2006 is summarized as follows:

	Number of restricted stock awards	Weighted average fair value
Unvested — December 31, 2005	1,600,000	$3.95
Vested	(1,500,000)	3.95

Unvested — December 31, 2006	100,000	3.95
Granted	580,000	4.44
Vested	(50,000)	3.95

Unvested — December 31, 2007	630,000	4.40
Granted	100,000	1.08
Vested	(293,086)	4.36
Forfeited	(12,938)	4.46

Unvested — December 31, 2008	423,976	$3.64

Warrants—In connection with the initial financing of the Company upon emergence from bankruptcy, as well as the settlement of long-term debt, the Company issued warrants to purchase the Company’s Class A common stock. Each warrant contains provisions for the adjustment of the exercise price and the number of shares issuable upon the exercise of the warrant in the event of certain dilutive transactions. As of December 31, 2008, warrants to purchase a total of 3.2 million shares of the Company’s Class A common stock are outstanding, with an exercise price of $0.01 per share, and expire on December 12, 2012.

Securities Purchase Agreements—The Company entered into a series of securities purchase agreements with a small group of institutional investors which closed in June 2008. Under these agreements, the Company issued and sold 7,574,416 shares of its Class A Common Stock at a price equal to the 20 day moving average of the Company’s closing price prior to the dates of the various agreements as quoted on NASDAQ, less a discount of 5%. These stock sales resulted in aggregate gross proceeds to the Company of $27.5 million.

10. Income Taxes

The Company’s income tax expense for the years ended December 31, 2008, 2007 and 2006 consists of the following (in thousands):

	Year ended December 31,
	2008	2007	2006
Federal—deferred	$—	$(103)	$—
Foreign—current	2,872	1,278	202

	$2,872	$1,175	$202

A reconciliation of the federal statutory income tax rate of 34% to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2008	2007	2006
Statutory tax rate	(34.00)%	(34.00)%	(34.00)%
State income taxes	(0.75)	(0.92)	—
Permanent differences, including non-deductible built-in losses	1.35	(4.55)	0.17
Change in state tax rate	(14.58)	—	—
Change in valuation allowance	47.97	38.16	35.25
Income tax reserve	2.76	1.75	0.00
Other	0.11	1.14	(1.12)

Effective tax rate	2.86%	1.58%	0.30%

The significant components of the Company’s net deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2008	December 31, 2007
Deferred tax assets:
Net operating losses	$159,209	$146,045
Impaired assets/basis differences	874,230	854,645
Capitalized costs	148,055	129,721
Accrued expenses and other	27,454	36,298

	1,208,948	1,166,709
Valuation allowance	(1,206,872)	(1,161,533)

Net deferred tax assets	$2,076	$5,176

Deferred tax liabilities:
U.K. unrepatriated earnings	$—	$(217)
Embedded beneficial conversion feature within 2009 Notes	(2,076)	(4,959)

Net deferred tax liabilities	$(2,076)	$(5,176)

Net deferred tax assets (liabilities)	$—	$—

At December 31, 2008, the Company had U.S. federal tax net operating loss carryforwards of approximately $439 million, which begin to expire in 2020. Of the Company’s total net operating loss carryforwards, $46 million relates to a formerly noncontrolled subsidiary. The loss carryforwards associated with this subsidiary are subject to limitation under Section 382 of the Internal Revenue Code (“Section 382”). The remaining net operating loss carryforwards could be subject to limitation under Section 382 if future stock offerings or equity transactions give rise for an ownership change as defined for purposes of Section 382. As of December 31, 2008, the Company also had California and Virginia net operating loss carryforwards of $48 million and $140 million, respectively. These net operating loss carryforwards begin to expire between 2011 and 2020.

Since the Company’s utilization of deferred tax assets is dependent upon future taxable income that is not assured, a valuation allowance sufficient to reduce the deferred tax assets to an amount that is more likely than not to be realized has been provided.

No deferred U.S. federal income taxes have been provided for the basis difference in the Company’s foreign subsidiaries. The Company has elected to reinvest its foreign earnings indefinitely. It is not practical to determine the amount of the additional tax that may be payable in the event these earnings are repatriated.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase of approximately $9.2 million in its liability for uncertain tax positions which was accounted for as an adjustment to the Company’s deficit accumulated during the development stage as of January 1, 2007. This amount included interest and penalties of $3.3 million and $1 million, respectively.

As of December 31, 2008 and 2007, the Company’s liability for uncertain tax positions was $11.1 million and $10.5 million, respectively. Interest and penalties for 2008 and 2007 were $5.9 million and $5.2 million, respectively, which were recorded as income tax expense on the Company’s consolidated statements of operations. If the reversal of this $11.1 million was recognized, the entire amount would impact the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31, 2008	December 31, 2007
Total liability, beginning of period	$5,331	$4,884
Additions for tax positions related to current year	96	447
Additions for tax positions related to prior years	363	—
Reductions for tax positions related to prior years	(661)	—

Total liability, end of period	$5,129	$5,331

The Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

Internal Revenue Service (“IRS”) Inquiry—The IRS has been considering whether a gain reported by the Company in 2003 related to the sale of securities under a variable forward contract might be properly reported in a year prior to 2003. As the Company believed its original reporting was proper, and that it was more likely than not its tax reporting position would be sustained, no liability was recorded for uncertain tax positions related to this matter. The IRS concluded its review of this issue in 2008 and has accepted the Company’s tax filings for 2003 and the prior years under review as filed.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to income tax examinations by tax authorities for years prior to 2000.

11. Employee Benefits

The Company provides its employees with medical and dental benefits, insurance arrangements to cover death in service, long-term disability and personal accident, as well as a defined contribution retirement plan. For the years ended December 31, 2008, 2007 and 2006, the expense related to contributions by the Company under the defined contribution retirement plan was $1 million, $740,000 and $472,000, respectively.

12. Related Parties

The Company considers its related parties to be its principal shareholders and their affiliates. As described in Note 1, the Company’s acquisition of the assets and the assumption of certain liabilities of Old ICO occurred following investments from Eagle River Investments as well as other outside investors.

ERSH, Eagle River Investments and Eagle River, Inc.—ERSH is the Company’s controlling stockholder with an economic interest of approximately 31.6% and a voting interest of approximately 67.3% as of

December 31, 2008. This economic interest includes one million shares of the Company’s restricted Class A common stock granted to Eagle River Investments as a stock dividend in November 2005. Eagle River Investments subsequently assigned its shares of the Company’s stock to its affiliate, ERSH.

The Company has an agreement with Eagle River, Inc. to provide advisory services to the Company. This agreement has an annual fee of $500,000 and is payable in quarterly installments in stock or cash, at the Company’s option. To date, the Company has elected to make all payments in Class A common stock and has issued 458,032 shares as consideration. As of December 31, 2008 and December 31, 2007, the Company owed Eagle River, Inc. approximately $42,000 pursuant to the advisory services agreement, which was included in accrued expenses on the Company’s consolidated balance sheets.

The Company entered into a loan agreement with Eagle River Investments in 2002, which was subsequently transferred to ERSH. In connection with this loan agreement, the Company issued warrants to ERSH to purchase an aggregate of three million shares of its Class A common stock at a weighted average exercise price of $0.01 per share. On December 11, 2007, the Company entered into an amendment to extend by two years the Registration Rights Agreement between the Company and ERSH dated as of December 12, 2002, which otherwise would have expired on December 12, 2007. The Registration Rights Agreement applies to three million shares of the Company’s Class A Common Stock that ERSH has the right to acquire pursuant to a Warrant Agreement, dated December 12, 2002. All such warrants remain outstanding at December 31, 2008 and are exercisable through December 12, 2012.

The Company also had a month-to-month agreement with Eagle River, Inc. to provide office space and administrative support to the Company in Kirkland, Washington, which terminated in November 2008. Total payments made to Eagle River, Inc. under this agreement for the years ended December 31, 2008, 2007 and 2006 were $61,000, $62,000 and $57,000, respectively.

Clearwire Corporation—Eagle River Holdings, LLC (which, like ERSH, is ultimately beneficially owned by Craig McCaw) is a significant stockholder of Clearwire Corporation (“Clearwire”). The Company has a month-to-month agreement with Clearwire to provide office space for certain of its regulatory personnel in Washington, DC. Total payments made to Clearwire under this agreement for years ended December 31, 2008, 2007 and 2006 were $60,000, $60,000 and $72,000, respectively. The Company also has an agreement with Clearwire to explore ways to collaborate on offering Clearwire’s broadband Internet offering in conjunction with the Company’s ICO mim service, and building out and sharing a terrestrial network (“Cooperation Agreement”). Pursuant to leases in connection with the Cooperation Agreement, the Company will reimburse Clearwire for utility usage at certain of Clearwire’s terrestrial towers and office space in Raleigh-Durham as part of the Company’s Alpha Trial. Total payments made to Clearwire under this agreement for the year ended December 31, 2008 were $11,000.

Davis Wright Tremaine—A principal of Eagle River, Inc., who is also a board member of the Company, is the spouse of a partner at the law firm Davis Wright Tremaine LLP (“DWT”) which provides the Company with ongoing legal services. Total payments made to DWT for the years ended December 31, 2008, 2007 and 2006 were $57,000, $265,000 and $1.3 million, respectively.

13. Quarterly Financial Data (Unaudited)

The following tables contain selected unaudited statement of operations information for each quarter of the years ended December 31, 2008 and 2007. The quarterly financial data reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Unaudited quarterly results were as follows (in thousands, except per share data):

	Three months ended
	March 31,		June 30,		September 30,		December 31,
	2008	2007	2008	2007	2008	2007	2008	2007
Net loss	$(30,718)	$(17,865)	$(29,658)	$(18,069)	$(22,084)	$(18,622)	$(20,717)	$(20,762)
Basic loss per share	$(0.15)	$(0.09)	$(0.15)	$(0.09)	$(0.11)	$(0.09)	$(0.10)	$(0.11)
Diluted loss per share	$(0.15)	$(0.09)	$(0.15)	$(0.09)	$(0.11)	$(0.09)	$(0.10)	$(0.11)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our acting chief executive officer/chief financial officer, evaluate the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). These disclosure controls and procedures ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial and accounting officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of December 31, 2008, based on an evaluation of our disclosure controls and procedures, our acting chief executive officer/chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears on page 87 of this Form 10 K.

Changes in Internal Control Over Financial Reporting

There have been no other changes in our internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ICO Global Communications (Holdings) Limited and Subsidiaries

Bellevue, Washington

We have audited the internal control over financial reporting of ICO Global Communications (Holdings) Limited and subsidiaries (a development-stage enterprise) (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated March 30, 2009 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph concerning substantial doubt about the Company’s ability to continue as a going concern and emphasis of matter paragraphs related to the Company being in the development stage and the adoption of Financial Accounting Standards Board Statement No. 157, Fair Value Measurements, on January 1, 2008.

/s/ DELOITTE & TOUCHE LLP
Seattle, Washington
March 30, 2009

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

(a) The information regarding our directors required by this item is incorporated by reference to the section entitled “Election of Directors” in our Proxy Statement for our 2009 Annual Meeting of Stockholders.

(b) The information regarding our executive officers required by this item is incorporated by reference to the section entitled “Executive Officers” in our Proxy Statement for our 2009 Annual Meeting of Stockholders.

(c) The information regarding our Code of Ethics required by this item is incorporated by reference to the section entitled “Election of Directors—Corporate Governance” in our Proxy Statement for our 2009 Annual Meeting of Stockholders.

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference to the section entitled “Executive Compensation” in our Proxy Statement for our 2009 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our Proxy Statement for our 2009 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Independence of the Board of Directors” in our Proxy Statement for our 2009 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the section entitled “Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement for our 2009 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this report

(1)	Consolidated financial statements

The following consolidated financial statements are included in Part II, Item 8 of this report:

•	Reports of Independent Registered Public Accounting Firms

•	Consolidated Balance Sheets as of December 31, 2008 and 2007

•	Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006 and the period from February 9, 2000 (inception) to December 31, 2008 (development stage period)

•	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2008, 2007 and 2006 and the period from February 9, 2000 (inception) to December 31, 2008 (development stage period)

•	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006 and the period from February 9, 2000 (inception) to December 31, 2008 (development stage period)

•

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency in Assets) for the years ended December 31, 2008, 2007 and 2006 and the period from February 9, 2000 (inception) to December 31, 2008 (development stage period)

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

(3)	Exhibits

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	SEC File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of ICO Global Communications (Holdings) Limited	10-12G	000-52006	3.1	05/15/06

3.2	Restated Bylaws of ICO Global Communications (Holdings) Limited	10-12G	000-52006	3.2	05/15/06

3.3	Amendment to Restated Bylaws of ICO Global Communications (Holdings) Limited	8-K	001-33008	3.1	12/20/06

3.4	Amendment to Restated Bylaws of ICO Global Communications (Holdings) Limited	8-K	001-33008	3.1	10/29/07

4.1	Form of Certificate representing ICO Class A common stock	10-12G	000-52006	4.1	05/15/06

4.2	Indenture, dated August 15, 2005, among ICO North America, its subsidiaries and The Bank of New York, as trustee	10-12G	000-52006	4.2	05/15/06

4.3	Form of ICO North America 7.5% Convertible Senior Secured Note due 2009 (included in Exhibit 4.2)	10-12G	000-52006	4.2	05/15/06

4.4	Supplemental Indenture #1, dated November 30, 2005, among ICO North America, its subsidiaries and The Bank of New York, as trustee	10-12G	000-52006	4.4	05/15/06

4.5	Supplemental Indenture #2, dated December 22, 2006, among ICO North America, its subsidiaries and The Bank of New York, as trustee	8-K	001-33008	4.5	12/28/06

4.6	Form of Senior Debt Indenture between ICO Global Communications (Holdings) Limited and one or more trustees to be named	S-3	333-152100	4.6	07/03/08

4.7	Form of Subordinated Debt Indenture between ICO Global Communications (Holdings) Limited and one or more trustees to be named	S-3	333-152100	4.7	07/03/08

4.8	Form of Certificate representing ICO Class B common stock	S-8	333-137707	4.5	09/26/06

10.1†	Space Segment Contract, dated November 29, 2005, between ICO Satellite Management LLC and Space Systems/Loral, Inc.	10-12G/A	000-52006	10.1	08/17/06

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	SEC File No.	Exhibit	Filing Date
10.2†	Launch Services Contract, dated March 10, 2006, between ICO Satellite Services G.P. and Lockheed Martin Commercial Launch Services, Inc.	10-12G/A	000-52006	10.2	08/17/06

10.3	Advisory Services Agreement, dated November 11, 2005, between ICO and Eagle River, Inc.	10-12G	000-52006	10.3	05/15/06

10.4	Restricted Stock Grant Agreement, effective November 11, 2005, between ICO and Eagle River Investments, LLC	10-12G	000-52006	10.4	05/15/06

10.5	Registration Rights Agreement, dated April 29, 2000, between New Satco Holdings, Inc. and Eagle River Investments, LLC	10-12G	000-52006	10.5	05/15/06

10.6	Registration Rights Agreement, dated July 26, 2000, between ICO-Teledesic Global Limited and CDR-Satco, LLC	10-12G	000-52006	10.6	05/15/06

10.7	Registration Rights Agreement, dated July 17, 2000, between ICO-Teledesic Global Limited and Cascade Investment, L.L.C.	10-12G	000-52006	10.7	05/15/06

10.8	Warrant Agreement, dated December 12, 2002, between ICO and Eagle River Investments, LLC	10-12G	000-52006	10.8	05/15/06

10.9	Registration Rights Agreement, dated December 12, 2002, between ICO and Eagle River Investments, LLC	10-12G	000-52006	10.9	05/15/06

10.9.1	Amendment No. 1 to Registration Rights Agreement, dated December 11, 2007, between ICO and Eagle River Satellite Holdings LLC	8-K	001-33008	10.1	12/17/07

10.10	Assignment of Warrants, dated December 19, 2003, among ICO, The Boeing Company and Teledesic LLC	10-12G	000-52006	10.10	05/15/06

10.11	Indemnification Agreement, dated August 11, 2000, between ICO-Teledesic Global Limited and Eagle River Investments, LLC	10-12G	000-52006	10.14	05/15/06

10.12	Indemnification Agreement, dated July 26, 2000, among ICO-Teledesic Global Limited, CDR-Satco, L.L.C., Clayton, Dubilier & Rice, Inc. and The Clayton, Dubilier & Rice Fund VI Limited Partnership	10-12G	000-52006	10.15	05/15/06

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	SEC File No.	Exhibit	Filing Date
10.13	Indemnification Agreement, dated July 17, 2000, between ICO-Teledesic Global Limited and Cascade Investment, LLC	10-12G	000-52006	10.16	05/15/06

10.14	Pledge Agreement, dated as of August 15, 2005, between ICO and The Bank of New York, as collateral agent	10-12G	000-52006	10.17	05/15/06

10.15	Security and Pledge Agreement, dated as of August 15, 2005, among ICO North America, ICO Satellite Management LLC, ICO Satellite Services GP, ICO Global Communications (Canada) Inc. and The Bank of New York, as collateral agent	10-12G	000-52006	10.18	05/15/06

10.16	Collateral Trust Agreement, dated as of August 15, 2005, among ICO, ICO North America, the guarantors and lenders party thereto and The Bank of New York, as collateral agent and indenture trustee	10-12G	000-52006	10.19	05/15/06

10.17+	Amended and Restated ICO Global Communications (Holdings) Limited 2000 Stock Incentive Plan	10-12G	000-52006	10.20	05/15/06

10.17.1+	ICO Global Communications (Holdings) Limited 2000 Stock Incentive Plan, As Amended and Restated effective June 15, 2007	10-Q	001-33008	10.20.1	08/14/07

10.18+	Form of Class A Common Stock Option Agreement under ICO 2000 Stock Incentive Plan	10-12G	000-52006	10.21	05/15/06

10.19+	Form of Class B Common Stock Option Agreement under ICO 2000 Stock Incentive Plan	10-12G	000-52006	10.22	05/15/06

10.20+	Form of Restricted Stock Agreement under ICO 2000 Stock Incentive Plan	10-12G	000-52006	10.23	05/15/06

10.21+	ICO-Teledesic Global Limited 2000 Stock Incentive Plan	10-12G	000-52006	10.24	05/15/06

10.22+	ICO Global Communications (Holdings) Limited Stock Option Letter Agreement with Craig Jorgens dated August 8, 2002	10-12G	000-52006	10.25	05/15/06

10.23+	ICO Global Communications (Holdings) Limited Stock Option Letter Agreement with Craig Jorgens dated August 8, 2002	10-12G	000-52006	10.26	05/15/06

10.24+	Board Compensation Policy	10-Q	001-33008	10.27	05/14/07

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	SEC File No.	Exhibit	Filing Date
10.25+	Employment Letter Agreement, effective November 1, 2005, between ICO Global Communications (Holdings) Limited and J. Timothy Bryan	10-12G	000-52006	10.28	05/15/06

10.25.1+	Amendment to Executive Employment Letter dated as of December 30, 2008 by and between ICO Global Communications (Holdings) Limited and J. Timothy Bryan	8-K	001-33008	10.28.1	01/06/09

10.25.2+	Separation and Consulting Agreement, dated February 5, 2009, between ICO Global Communications (Holdings) Limited and J. Timothy Bryan	8-K	001-33008	10.1	02/06/09

10.26+	Employment Agreement, dated June 1, 2002, between ICO Satellite Services GP and David Bagley	10-12G	000-52006	10.29	05/15/06

10.26.1+	Amendment to Executive Employment Letter dated as of December 30, 2008 by and between ICO Satellite Services G.P. and David Bagley	8-K	001-33008	10.29.1	01/06/09

10.27+	Employment Agreement, dated September 1, 2002, between ICO Satellite Services GP and Suzanne Hutchings Malloy	10-12G	000-52006	10.30	05/15/06

10.27.1+	Amendment to Executive Employment Letter dated as of December 30, 2008 by and between ICO Satellite Services G.P. and Suzanne Hutchings Malloy	8-K	001-33008	10.30.1	01/06/09

10.28+	Employment Agreement, dated July 22, 2002, between ICO Satellite Services GP and Dennis Schmitt	10-12G	000-52006	10.31	05/15/06

10.28.1+	Separation Agreement dated as of December 18, 2008 by and between ICO Global Communications (Holdings) Limited and Dennis Schmitt	8-K	001-33008	10.1	12/23/08

10.29+	Employment Agreement, dated June 23, 2000, between ICO Global Communications Services Inc. and Robert Day	10-12G	000-52006	10.32	05/15/06

10.29.1+	Amendment to Executive Employment Letter dated as of December 30, 2008, by and between ICO Global Communications (Holdings) Limited and Robert Day	8-K	001-33008	10.32.1	01/06/09

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	SEC File No.	Exhibit	Filing Date
10.30+	Employment Letter Agreement, dated December 16, 2005, between ICO Satellite Services GP and David Zufall	10-12G	000-52006	10.34	05/15/06

10.30.1+	Amendment to Executive Employment Letter dated as of December 30, 2008 by and between ICO Satellite Services G.P. and David Zufall	8-K	001-33008	10.34.1	01/06/09

10.31+	Consulting Services Agreement, dated March 1, 2006, between ICO Global Communications (Holdings) Limited and R. Gerard Salemme	10-12G	000-52006	10.35	05/15/06

10.31.1+	Amendment No. 1 to Consulting Services Agreement, dated March 1, 2007, between ICO Global Communications (Holdings) Limited and R. Gerard Salemme	10-Q	001-33008	10.35.1	08/14/07

10.32+	Employment Letter Agreement, effective April 1, 2006, between ICO Global Communications (Holdings) Limited and Donna P. Alderman	10-K	001-33008	10.36	04/02/07

10.32.1+	Separation Agreement dated as of March 4, 2008, between ICO Global Communications (Holdings) Limited and Donna P. Alderman	8-K	001-33008	10.1	03/06/08

10.33+	Employment Letter Agreement, dated April 19, 2006, between ICO Global Communications (Holdings) Limited and Craig Jorgens	10-12G	000-52006	10.37	05/15/06

10.33.1+	Amendment to Executive Employment Letter dated as of December 30, 2008 by and between ICO Global Communications (Holdings) Limited and Craig Jorgens	8-K	001-33008	10.37.1	01/06/09

10.34+	Employment Letter Agreement, dated April 19, 2006, between ICO and John Flynn	10-12G	000-52006	10.38	05/15/06

10.34.1+	Amendment to Executive Employment Letter dated as of December 30, 2008 by and between ICO Global Communications (Holdings) Limited and John Flynn	8-K	001-33008	10.38.1	01/06/09

10.35	Collateral Trust Joinder, dated as of December 22, 2006, by ICO Satellite North America Limited	8-K	001-33008	10.39	12/28/06

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	SEC File No.	Exhibit	Filing Date
10.36+	Employment Letter Agreement dated October 19, 2007, between ICO and Michael P. Corkery	10-K	001-33008	10.40	03/28/08

10.36.1+	Amendment to Executive Employment Letter dated as of December 30, 2008 by and between ICO Satellite Services G.P. and Michael P. Corkery	8-K	001-33008	10.40.1	01/06/09

10.37†	Form of Satellite Launch and In-Orbit Insurance Policy	10-K	001-33008	10.41	03/28/08

10.38	Amended and Restated Revolving Credit Agreement, dated April 7, 2008, by and among ICO North America, Inc., the Subsidiary Guarantors parties thereto, the Lenders party thereto, Jefferies Finance LLC and The Bank of New York	10-Q	001-33008	10.42	05/12/08

10.39	Form of Securities Purchase Agreement	8-K	001-33008	10.1	06/06/08

21.1	List of Subsidiaries					X

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					X

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of the principal executive officer and principal financial and accounting officer required by Rule 13a-14(a) or Rule 15d-14(a)					X

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350)					X

+	Management contract or compensatory plan or arrangement.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICO GLOBAL COMMUNICATIONS (HOLDINGS) LIMITED
(Registrant)

Date: March 31, 2009	By:	/S/ MICHAEL P. CORKERY
Michael P. Corkery Acting Chief Executive Officer (Principal Executive Officer), Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael P. Corkery and John L. Flynn, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on March 31, 2009:

Signature	Title	Date

/S/ MICHAEL P. CORKERY Michael P. Corkery	Acting Chief Executive Officer (Principal Executive Officer), Executive Vice President, Chief Financial Officer (Principal Accounting and Financial Officer)	March 31, 2009

/S/ CRAIG O. MCCAW Craig O. McCaw	Director	March 31, 2009

/S/ SAMUEL L. GINN Samuel L. Ginn	Director	March 31, 2009

/S/ NICOLAS KAUSER Nicolas Kauser	Director	March 31, 2009

/S/ BARRY L. ROWAN Barry L. Rowan	Director	March 31, 2009

/S/ H. BRIAN THOMPSON H. Brian Thompson	Director	March 31, 2009

/S/ DAVID WASSERMAN David Wasserman	Director	March 31, 2009

ICO Global Communications (Holdings) Limited

(Parent Only)

Schedule I—Condensed Financial Information of Registrant

Condensed Balance Sheets

(In thousands)

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$16,697	$2,758
Restricted cash	—	825
Prepaid expenses and other current assets	373	247

Total current assets	17,070	3,830
Property in service, net	501	536
Other assets	335	350

Total	$17,906	$4,716

LIABILITIES AND DEFICIENCY IN ASSETS
Accounts payable and accrued expenses	$725	$1,153
Investments in and payments from (to) subsidiaries, net	209,692	134,228
Deficiency in assets	(192,511)	(130,665)

Total	$17,906	$4,716

The accompanying notes are an integral part of these condensed financial statements.

ICO Global Communications (Holdings) Limited

(Parent Only)

Schedule I—Condensed Financial Information of Registrant

Condensed Statements of Operations and Comprehensive Loss

(In thousands)

	Year ended December 31,
	2008	2007	2006
Operating expenses:
General and administrative	$12,314	$10,037	$7,745
Research and development	283	534	—

Total operating expenses	12,597	10,571	7,745

Operating loss	(12,597)	(10,571)	(7,745)
Interest income	227	593	924
Intercompany expense (Note 2)	(1,041)	(3,299)	(2,309)
Equity in net losses of subsidiaries	(90,051)	(64,492)	(58,623)
Other income (expense)	286	2,454	(64)
Income tax expense	(1)	(3)	—

Net loss	(103,177)	(75,318)	(67,817)
Other comprehensive loss:
Unrealized gain on investments, net of $0 tax	—	18	57
Cumulative translation adjustments	2,602	(2,198)	(2,911)

Comprehensive loss	$(100,575)	$(77,498)	$(70,671)

The accompanying notes are an integral part of these condensed financial statements.

ICO Global Communications (Holdings) Limited

(Parent Only)

Schedule I—Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2008	2007	2006
Operating activities:
Net loss	$(103,177)	$(75,318)	$(67,817)
Adjustments to reconcile net loss to net cash used in operating activities	97,267	66,671	63,070

Net cash used in operating activities	(5,910)	(8,647)	(4,747)

Investing activities:
Investments in and payments from (to) subsidiaries, net	(8,166)	(10,021)	5,191
Restricted cash	825	—	825
Purchases of property in service	(86)	(557)	(11)

Net cash provided by (used in) operating activities	(7,427)	(10,578)	6,005

Financing activities:
Proceeds from issuance of Class A common stock	27,435	—	43
Proceeds from exercise of stock options	—	139	—
Payment of withholding taxes from stock awards	(159)	—	—

Net cash provided financing activities	27,276	139	43

Net increase (decrease) in cash and cash equivalents	13,939	(19,086)	1,301
Cash and cash equivalents—beginning of period	2,758	21,844	20,543

Cash and cash equivalents—end of period	$16,697	$2,758	$21,844

The accompanying notes are an integral part of these condensed financial statements.

ICO Global Communications (Holdings) Limited

(Parent Only)

Schedule I—Condensed Financial Information of Registrant

Notes to Condensed Financial Statements

1. For accounting policies and other information, see the notes to the consolidated financial statements of ICO Global Communications (Holdings) Limited (“ICO Parent”) and subsidiaries (collectively, the “Company”), included elsewhere in this Form 10-K. ICO Parent accounts for its wholly-owned subsidiaries under the equity method of accounting.

2. Certain subsidiaries of ICO Parent charge ICO Parent for certain services performed on its behalf. For the years ended December 31, 2008, 2007 and 2006, the expense related to such services was $1.1 million, $3.3 million and $2.3 million, respectively.

3. For the years ended December 31, 2008 and 2007, an ICO Parent subsidiary agreed to pay ICO Parent $6.2 million and $1.8 million, respectively, for certain restricted stock awards and stock options that ICO Parent issued to employees, board members and consultants for services to be performed on behalf of that subsidiary. These amounts were remitted to ICO Parent in 2008 and 2007, respectively. ICO Parent is required to make a capital contribution to the subsidiary for any securities that ultimately fail to vest.

Index to Exhibits

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	SEC File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of ICO Global Communications (Holdings) Limited	10-12G	000-52006	3.1	05/15/06

3.2	Restated Bylaws of ICO Global Communications (Holdings) Limited	10-12G	000-52006	3.2	05/15/06

3.3	Amendment to Restated Bylaws of ICO Global Communications (Holdings) Limited	8-K	001-33008	3.1	12/20/06

3.4	Amendment to Restated Bylaws of ICO Global Communications (Holdings) Limited	8-K	001-33008	3.1	10/29/07

4.1	Form of Certificate representing ICO Class A common stock	10-12G	000-52006	4.1	05/15/06

4.2	Indenture, dated August 15, 2005, among ICO North America, its subsidiaries and The Bank of New York, as trustee	10-12G	000-52006	4.2	05/15/06

4.3	Form of ICO North America 7.5% Convertible Senior Secured Note due 2009 (included in Exhibit 4.2)	10-12G	000-52006	4.2	05/15/06

4.4	Supplemental Indenture #1, dated November 30, 2005, among ICO North America, its subsidiaries and The Bank of New York, as trustee	10-12G	000-52006	4.4	05/15/06

4.5	Supplemental Indenture #2, dated December 22, 2006, among ICO North America, its subsidiaries and The Bank of New York, as trustee	8-K	001-33008	4.5	12/28/06

4.6	Form of Senior Debt Indenture between ICO Global Communications (Holdings) Limited and one or more trustees to be named	S-3	333-152100	4.6	07/03/08

4.7	Form of Subordinated Debt Indenture between ICO Global Communications (Holdings) Limited and one or more trustees to be named	S-3	333-152100	4.7	07/03/08

4.8	Form of Certificate representing ICO Class B common stock	S-8	333-137707	4.5	09/26/06

10.1†	Space Segment Contract, dated November 29, 2005, between ICO Satellite Management LLC and Space Systems/Loral, Inc.	10-12G/A	000-52006	10.1	08/17/06

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	SEC File No.	Exhibit	Filing Date
10.2†	Launch Services Contract, dated March 10, 2006, between ICO Satellite Services G.P. and Lockheed Martin Commercial Launch Services, Inc.	10-12G/A	000-52006	10.2	08/17/06

10.3	Advisory Services Agreement, dated November 11, 2005, between ICO and Eagle River, Inc.	10-12G	000-52006	10.3	05/15/06

10.4	Restricted Stock Grant Agreement, effective November 11, 2005, between ICO and Eagle River Investments, LLC	10-12G	000-52006	10.4	05/15/06

10.5	Registration Rights Agreement, dated April 29, 2000, between New Satco Holdings, Inc. and Eagle River Investments, LLC	10-12G	000-52006	10.5	05/15/06

10.6	Registration Rights Agreement, dated July 26, 2000, between ICO-Teledesic Global Limited and CDR-Satco, LLC	10-12G	000-52006	10.6	05/15/06

10.7	Registration Rights Agreement, dated July 17, 2000, between ICO-Teledesic Global Limited and Cascade Investment, L.L.C.	10-12G	000-52006	10.7	05/15/06

10.8	Warrant Agreement, dated December 12, 2002, between ICO and Eagle River Investments, LLC	10-12G	000-52006	10.8	05/15/06

10.9	Registration Rights Agreement, dated December 12, 2002, between ICO and Eagle River Investments, LLC	10-12G	000-52006	10.9	05/15/06

10.9.1	Amendment No. 1 to Registration Rights Agreement, dated December 11, 2007, between ICO and Eagle River Satellite Holdings LLC	8-K	001-33008	10.1	12/17/07

10.10	Assignment of Warrants, dated December 19, 2003, among ICO, The Boeing Company and Teledesic LLC	10-12G	000-52006	10.10	05/15/06

10.11	Indemnification Agreement, dated August 11, 2000, between ICO-Teledesic Global Limited and Eagle River Investments, LLC	10-12G	000-52006	10.14	05/15/06

10.12	Indemnification Agreement, dated July 26, 2000, among ICO-Teledesic Global Limited, CDR-Satco, L.L.C., Clayton, Dubilier & Rice, Inc. and The Clayton, Dubilier & Rice Fund VI Limited Partnership	10-12G	000-52006	10.15	05/15/06

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	SEC File No.	Exhibit	Filing Date
10.13	Indemnification Agreement, dated July 17, 2000, between ICO-Teledesic Global Limited and Cascade Investment, LLC	10-12G	000-52006	10.16	05/15/06

10.14	Pledge Agreement, dated as of August 15, 2005, between ICO and The Bank of New York, as collateral agent	10-12G	000-52006	10.17	05/15/06

10.15	Security and Pledge Agreement, dated as of August 15, 2005, among ICO North America, ICO Satellite Management LLC, ICO Satellite Services GP, ICO Global Communications (Canada) Inc. and The Bank of New York, as collateral agent	10-12G	000-52006	10.18	05/15/06

10.16	Collateral Trust Agreement, dated as of August 15, 2005, among ICO, ICO North America, the guarantors and lenders party thereto and The Bank of New York, as collateral agent and indenture trustee	10-12G	000-52006	10.19	05/15/06

10.17+	Amended and Restated ICO Global Communications (Holdings) Limited 2000 Stock Incentive Plan	10-12G	000-52006	10.20	05/15/06

10.17.1+	ICO Global Communications (Holdings) Limited 2000 Stock Incentive Plan, As Amended and Restated effective June 15, 2007	10-Q	001-33008	10.20.1	08/14/07

10.18+	Form of Class A Common Stock Option Agreement under ICO 2000 Stock Incentive Plan	10-12G	000-52006	10.21	05/15/06

10.19+	Form of Class B Common Stock Option Agreement under ICO 2000 Stock Incentive Plan	10-12G	000-52006	10.22	05/15/06

10.20+	Form of Restricted Stock Agreement under ICO 2000 Stock Incentive Plan	10-12G	000-52006	10.23	05/15/06

10.21+	ICO-Teledesic Global Limited 2000 Stock Incentive Plan	10-12G	000-52006	10.24	05/15/06

10.22+	ICO Global Communications (Holdings) Limited Stock Option Letter Agreement with Craig Jorgens dated August 8, 2002	10-12G	000-52006	10.25	05/15/06

10.23+	ICO Global Communications (Holdings) Limited Stock Option Letter Agreement with Craig Jorgens dated August 8, 2002	10-12G	000-52006	10.26	05/15/06

10.24+	Board Compensation Policy	10-Q	001-33008	10.27	05/14/07

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	SEC File No.	Exhibit	Filing Date
10.25+	Employment Letter Agreement, effective November 1, 2005, between ICO Global Communications (Holdings) Limited and J. Timothy Bryan	10-12G	000-52006	10.28	05/15/06

10.25.1+	Amendment to Executive Employment Letter dated as of December 30, 2008 by and between ICO Global Communications (Holdings) Limited and J. Timothy Bryan	8-K	001-33008	10.28.1	01/06/09

10.25.2+	Separation and Consulting Agreement, dated February 5, 2009, between ICO Global Communications (Holdings) Limited and J. Timothy Bryan	8-K	001-33008	10.1	02/06/09

10.26+	Employment Agreement, dated June 1, 2002, between ICO Satellite Services GP and David Bagley	10-12G	000-52006	10.29	05/15/06

10.26.1+	Amendment to Executive Employment Letter dated as of December 30, 2008 by and between ICO Satellite Services G.P. and David Bagley	8-K	001-33008	10.29.1	01/06/09

10.27+	Employment Agreement, dated September 1, 2002, between ICO Satellite Services GP and Suzanne Hutchings Malloy	10-12G	000-52006	10.30	05/15/06

10.27.1+	Amendment to Executive Employment Letter dated as of December 30, 2008 by and between ICO Satellite Services G.P. and Suzanne Hutchings Malloy	8-K	001-33008	10.30.1	01/06/09

10.28+	Employment Agreement, dated July 22, 2002, between ICO Satellite Services GP and Dennis Schmitt	10-12G	000-52006	10.31	05/15/06

10.28.1+	Separation Agreement dated as of December 18, 2008 by and between ICO Global Communications (Holdings) Limited and Dennis Schmitt	8-K	001-33008	10.1	12/23/08

10.29+	Employment Agreement, dated June 23, 2000, between ICO Global Communications Services Inc. and Robert Day	10-12G	000-52006	10.32	05/15/06

10.29.1+	Amendment to Executive Employment Letter dated as of December 30, 2008, by and between ICO Global Communications (Holdings) Limited and Robert Day	8-K	001-33008	10.32.1	01/06/09

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	SEC File No.	Exhibit	Filing Date
10.30+	Employment Letter Agreement, dated December 16, 2005, between ICO Satellite Services GP and David Zufall	10-12G	000-52006	10.34	05/15/06

10.30.1+	Amendment to Executive Employment Letter dated as of December 30, 2008 by and between ICO Satellite Services G.P. and David Zufall	8-K	001-33008	10.34.1	01/06/09

10.31+	Consulting Services Agreement, dated March 1, 2006, between ICO Global Communications (Holdings) Limited and R. Gerard Salemme	10-12G	000-52006	10.35	05/15/06

10.31.1+	Amendment No. 1 to Consulting Services Agreement, dated March 1, 2007, between ICO Global Communications (Holdings) Limited and R. Gerard Salemme	10-Q	001-33008	10.35.1	08/14/07

10.32+	Employment Letter Agreement, effective April 1, 2006, between ICO Global Communications (Holdings) Limited and Donna P. Alderman	10-K	001-33008	10.36	04/02/07

10.32.1+	Separation Agreement dated as of March 4, 2008, between ICO Global Communications (Holdings) Limited and Donna P. Alderman	8-K	001-33008	10.1	03/06/08

10.33+	Employment Letter Agreement, dated April 19, 2006, between ICO Global Communications (Holdings) Limited and Craig Jorgens	10-12G	000-52006	10.37	05/15/06

10.33.1+	Amendment to Executive Employment Letter dated as of December 30, 2008 by and between ICO Global Communications (Holdings) Limited and Craig Jorgens	8-K	001-33008	10.37.1	01/06/09

10.34+	Employment Letter Agreement, dated April 19, 2006, between ICO and John Flynn	10-12G	000-52006	10.38	05/15/06

10.34.1+	Amendment to Executive Employment Letter dated as of December 30, 2008 by and between ICO Global Communications (Holdings) Limited and John Flynn	8-K	001-33008	10.38.1	01/06/09

10.35	Collateral Trust Joinder, dated as of December 22, 2006, by ICO Satellite North America Limited	8-K	001-33008	10.39	12/28/06

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	SEC File No.	Exhibit	Filing Date
10.36+	Employment Letter Agreement dated October 19, 2007, between ICO and Michael P. Corkery	10-K	001-33008	10.40	03/28/08

10.36.1+	Amendment to Executive Employment Letter dated as of December 30, 2008 by and between ICO Satellite Services G.P. and Michael P. Corkery	8-K	001-33008	10.40.1	01/06/09

10.37†	Form of Satellite Launch and In-Orbit Insurance Policy	10-K	001-33008	10.41	03/28/08

10.38	Amended and Restated Revolving Credit Agreement, dated April 7, 2008, by and among ICO North America, Inc., the Subsidiary Guarantors parties thereto, the Lenders party thereto, Jefferies Finance LLC and The Bank of New York	10-Q	001-33008	10.42	05/12/08

10.39	Form of Securities Purchase Agreement	8-K	001-33008	10.1	06/06/08

21.1	List of Subsidiaries					X

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					X

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of the principal executive officer and principal financial and accounting officer required by Rule 13a-14(a) or Rule 15d-14(a)					X

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350)					X

+	Management contract or compensatory plan or arrangement.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.