Form 10-Q
period 2009-03-31
ICO Global Communications (Holdings) LTD
filed 2009-05-11
CIK 1359555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

As of May 1, 2009, the registrant had 154,407,549 shares of Class A common stock and 53,660,000 shares of Class B common stock outstanding.

ICO GLOBAL COMMUNICATIONS (HOLDINGS) LIMITED

FORM 10-Q

For the three months ended March 31, 2009

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$23,117	$29,261
Investments – available-for-sale securities	2,170	5,961
Investments – trading securities	4,340	—
Prepaid expenses and other current assets	2,859	8,890

Total current assets	32,486	44,112
Property in service-net of accumulated depreciation of $1,055 and $953, respectively	970	1,059
Satellite system under construction	548,236	544,514
Investments – available-for-sale securities	25,382	29,214
Investments – trading securities	27,923	34,210
Debt issuance costs-net of accumulated amortization of $26,323 and $24,225, respectively	3,235	5,333
Other assets	4,776	5,522

Total	$643,008	$663,964

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY IN ASSETS
Current liabilities:
Accounts payable	$2,786	$556
Accrued satellite system construction payable	8,017	8,973
Accrued expenses	23,023	21,503
Deferred satellite performance incentives	1,396	1,680
Accrued interest	26,655	39,171
Working capital facility	43,722	43,722
Convertible debt – net of discount of $3,549 and $5,824, respectively	732,727	700,488
Current portion of capital lease obligations	16,287	15,624

Total current liabilities	854,613	831,717
Capital lease obligations, less current portion	583	1,296
Income tax	10,883	11,058
Deferred satellite performance incentives	9,292	9,204
Other	3,200	3,200

Total liabilities	878,571	856,475

Commitments and contingencies (Note 8)
Stockholders’ deficiency in assets:
Preferred stock, $.01 par value, 75,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.01 par value, 900,000,000 shares authorized, 212,505,449 and 212,005,449 shares issued, and 154,407,549 and 154,006,103 shares outstanding	2,125	2,120
Class B convertible common stock, $.01 par value, 150,000,000 shares authorized, 84,663,382 shares issued and 53,660,000 shares outstanding	847	847
Additional paid-in capital	2,792,510	2,790,967
Treasury stock, 58,097,900 and 57,999,346 shares of Class A common stock and 31,003,382 shares of Class B convertible common stock	(877,616)	(877,545)
Accumulated other comprehensive income	8,285	6,695
Deficit accumulated during the development stage	(2,161,714)	(2,115,595)

Total stockholders’ deficiency in assets	(235,563)	(192,511)

Total	$643,008	$663,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data, unaudited)

	Three months ended March 31,		February 9, 2000 (inception) to March 31, 2009 (development
	2009	2008	stage period)
Operating expenses:
General and administrative	$17,014	$17,287	$691,044
Research and development	1,544	1,606	83,692
Contract settlements	—	—	(74,955)
Impairment of property under construction	—	—	1,438,304
Loss on disposal of assets	—	—	11,117

Total operating expenses	18,558	18,893	2,149,202

Operating loss	(18,558)	(18,893)	(2,149,202)

Interest income	421	1,793	138,145
Interest expense	(22,323)	(9,242)	(253,133)
Other expense	(5,369)	(3,843)	(4,081)

Loss before income taxes	(45,829)	(30,185)	(2,268,271)
Income tax benefit (expense)	(290)	(533)	116,289

Net loss before cumulative effect of change in accounting principle	(46,119)	(30,718)	(2,151,982)
Cumulative effect of change in accounting principle	—	—	(1,944)

Net loss	$(46,119)	$(30,718)	$(2,153,926)

Basic and diluted loss per share:
Loss before cumulative effect of change in accounting principle	$(0.22)	$(0.15)	$(11.05)
Cumulative effect of change in accounting principle	—	—	(0.01)

Basic and diluted loss per share	$(0.22)	$(0.15)	$(11.06)

Weighted average shares outstanding used to compute basic and diluted loss per share	207,439,060	198,424,189	194,748,869

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, unaudited)

	Three months ended March 31,		February 9, 2000 (inception) to March 31, 2009 (development
	2009	2008	stage period)
Net loss	$(46,119)	$(30,718)	$(2,153,926)
Other comprehensive loss:
Cumulative translation adjustments	1,590	(1,117)	8,285

Comprehensive loss	$(44,529)	$(31,835)	$(2,145,641)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Three months ended March 31,		February 9, 2000 (inception) to March 31, 2009 (development
	2009	2008	stage period)
Operating activities:
Net loss	$(46,119)	$(30,718)	$(2,153,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,424	2,378	42,871
Depreciation	102	134	4,354
Non-cash interest expense	4,978	3,910	52,242
Non-cash settlement of litigation matter	—	—	2,385
Unrealized foreign exchange (gains) losses	1,054	(503)	(7,429)
Loss on disposal of assets	—	—	11,117
Deferred income tax benefit	—	—	(103)
Impairment of property under construction	—	—	1,438,304
Gain on contract settlements	—	—	(74,955)
Gain on Nextel share-pledge derivative	—	—	(9,168)
Deferred tax credit	—	—	(121,928)
Realized losses on sale of investment securities	1,155	—	3,789
Unrealized losses on investment securities	2,462	4,509	15,448
Fair value adjustment for ARS Put Option	691	—	(4,441)
Amortization of capitalized SAN operator incentive	—	—	2,593
Cost of issuance of shares to distribution partners	—	—	37,440
Other	—	—	29,713
Other changes in certain assets and liabilities:
Prepaid expenses and other current/non-current assets	5,302	(6,798)	46,832
Accrued interest income	7	79	109
Accounts payable	2,231	2,323	1,841
Accrued interest payable	17,262	5,142	74,610
Other accrued expenses	1,440	3,266	67,261

Net cash used in operating activities	(8,011)	(16,278)	(541,041)

Investing activities:
Proceeds from launch insurance	—	—	225,000
Debtor in possession advance in relation to Old ICO	—	—	(275,000)
Acquisition of net assets of Old ICO	—	—	(117,590)
Cash received from Old ICO at acquisition	—	—	107,436
Restricted cash	—	—	(5,074)
Purchases of satellite system under construction	(3,974)	(26,753)	(414,533)
Purchases of property under construction	—	—	(497,890)
Purchases of property in service	(13)	(59)	(3,547)
Investment in unconsolidated subsidiaries	—	—	(2,373)
Purchases of other assets	—	—	(14,000)
Purchases of investment securities	—	(126,850)	(4,404,343)
Maturities and sales of investment securities	5,995	40,954	4,326,246
Purchases of restricted investments	—	—	(94,283)
Maturities and sales of restricted investments	—	—	94,305
Proceeds from contract amendments	—	—	44,434
Proceeds from sale of assets	—	—	12,106

Net cash provided by (used in) investing activities	2,008	(112,708)	(1,019,106)

Financing activities:
Net proceeds from issuance of common stock	—	—	625,353
Proceeds from exercise of stock options	—	—	139
Net proceeds from issuance of convertible notes	—	—	620,442
Net proceeds from working capital facility	—	—	37,539
Proceeds from sales of subsidiary stock and stock options	—	—	9,920
Payment of withholding taxes from stock awards	(91)	—	(927)
Advances from affiliates	—	—	324,395
Repayment of advances from affiliates	—	—	(324,395)
Repayment of note payable to Eagle River	—	—	(37,500)
Repayment of operator financing	—	—	(5,727)
Proceeds from pledge of Nextel shares	—	—	351,600
Proceeds from loan from Teledesic LLC	—	—	20,000
Acquisition of ICO shares from minority interest stockholder	—	—	(30,868)

Net cash provided by (used in) financing activities	(91)	—	1,589,971

Effect of foreign exchange rate changes on cash	(50)	301	(6,707)

Net increase (decrease) in cash and cash equivalents	(6,144)	(128,685)	23,117
Cash and cash equivalents—beginning of period	29,261	146,657	—

Cash and cash equivalents—end of period	$23,117	$17,972	$23,117

(continued)

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows (Continued)

(In thousands, except share data, unaudited)

	Three months ended March 31,		February 9, 2000 (inception) to March 31, 2009 (development
	2009	2008	stage period)
Supplemental disclosures:
Income taxes paid	$—	$366	$7,870
Interest paid	339	56	150,948
Capitalized interest	704	9,745	98,154
Supplemental disclosure of non-cash activities:
Issuance of Class A common shares in respect of investment in Ellipso, Inc.	—	—	6,863
Issuance of Class B common shares in respect of investment in Ellipso, Inc.	—	—	74
Issuance of Class A common shares in respect of investment in Constellation Communications Holdings, Inc.	—	—	904
Issuance of Class A common shares for settlement of litigation matter	—	—	2,385
Issuance of Class A common shares for advisory services	125	125	1,653
Issuance of Class A common shares for stock-based compensation	107	—	3,715
Increase (decrease) in accrued satellite system construction payable, net of liquidated damages	(956)	9,177	8,017
Equipment acquired in capital lease agreements	—	—	42,096
Issuance of warrants for the repayment of debt	—	—	4,950
Interest payment on convertible debt in the form of additional notes	29,964	27,569	86,276
The following securities of ICO arose from the acquisition of Old ICO’s net assets:
93,700,041 Class A common shares and options to acquire Class A common shares issued	—	—	679,873
31,003,382 Class B common shares issued	—	—	275,000
1,600,000 Class A common shares issued to distribution partners	—	—	16,720
200,000 Class A common shares committed to distribution partners	—	—	2,090
50,000,000 warrants issued to acquire Class A common shares	—	—	180,000

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

On April 14, 2008, the Company successfully launched its first GEO satellite (“ICO G1”) and, on May 9, 2008, certified to the FCC that its MSS system was operational, satisfying its final milestone. On May 30, 2008, the Company received its 2 GHz authorization and was granted its spectrum selection in the 2 GHz band, 2010 – 2020 MHz and 2180 – 2190 MHz frequency bands. On January 15, 2009, the FCC approved the Company’s application to integrate ATC into its MSS system in order to provide integrated satellite and terrestrial services.

ICO North America is currently using ICO G1 to conduct an alpha trial of its ICO Mobile Interactive Media (“ICO mim™”) service in the Las Vegas, Nevada and Raleigh-Durham, North Carolina markets (“Alpha Trial”). ICO mim combines the Company’s unique interactive satellite capability with terrestrial network coverage to deliver mobile video services including live television content, navigation and enhanced roadside assistance.

2. Development Stage Enterprise and Liquidity Issues

The Company is a development stage enterprise as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises (“SFAS 7”), and will continue to be so until it commences commercial operations. The development stage is from February 9, 2000 (inception) through March 31, 2009.

The Company is not currently generating revenue from operations and it may be unable to obtain the funding necessary to repay its debt obligations due in 2009, complete the construction of its MSS/ATC System and development of its ICO mim service, fund its future working capital requirements, or achieve positive cash flow from operations. As of March 31, 2009, the Company had a working capital deficit (current liabilities exceeded current assets) of $822 million. This deficit is primarily due to the Company’s $40 million working capital facility due in May 2009 (“2009 Credit Facility”), the Company’s $650 million aggregate principal amount of convertible notes due in August 2009 (“2009 Notes”) and the Company’s investments in student loan backed auction rate securities (“ARS”) primarily recorded as long-term available-for-sale and trading investments as described in Note 4.

As discussed in Notes 6 and 7, subsequent to March 31, 2009, ICO North America entered into a series of Forbearance Agreements in April 2009 and May 2009 with the administrative agent, the holders of the 2009 Credit Facility and the holders of a majority of the aggregate principal amount of the 2009 Notes (“Majority Note Holders”), among others, pursuant to which the administrative agent, the holders of the 2009 Credit Facility and the Majority Note Holders have agreed to temporarily forbear from exercising rights and remedies against ICO North America with respect to specified defaults under the 2009 Credit Facility and 2009 Notes. The forbearance agreements require ICO North America to obtain a commitment to fund the repayment of the 2009 Credit Facility or secure the no cost loans as outlined in the UBS ARS settlement agreement (described below) by May 15, 2009, in order to extend the forbearance periods through June 5, 2009. The Company is actively pursuing a refinancing of the 2009 Credit Facility and 2009 Notes in order to fund their maturity. Based on the current credit crisis and volatility in the capital markets, there is no assurance that this refinancing will be completed on terms acceptable to the Company, if at all. If the forbearance agreements terminate or if the debt is not refinanced, the 2009 Credit Facility and the 2009 Notes could be declared due and payable and remedies could be initiated against the collateral. The outcome of these events cannot be predicted at this time, which raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Subject to the successful refinancing of its debt obligations, the Company intends to fund its remaining working capital needs for the next 12 months with cash on hand, liquidity generated from liquidation of its ARS and settlement activity related to its ARS as discussed below. To the extent the liquidation of its ARS and the ARS settlement activity does not generate sufficient liquidity required by the Company’s operating plan, or the Company does not secure additional funding, the Company plans to significantly reduce its operating and development expenditures, which would include, among others, capital expenditures for the terrestrial network development of its MSS/ATC System, related personnel and vendor support, and other overhead.

As described in Note 4, the Company holds ARS that have become illiquid as a result of failed auctions. As of March 31, 2009, the Company held ARS with a par value of approximately $74.4 million and fair value of $59.8 million. On November 14, 2008, the Company entered into a settlement agreement with UBS Financial Services, Inc. (“UBS”) whereby UBS agreed to purchase ARS it sold to the Company prior to February 13, 2008 which the Company still held (“Eligible ARS”). Under the terms of the settlement, at the Company’s option, the Company can require UBS to purchase Eligible ARS from the Company at par value during the period of June 30, 2010 through July 2, 2012 (“ARS Put Option”). Conversely, UBS has the right, at its discretion, to purchase or sell the Eligible ARS at any time until July 2, 2012, so long as the Company receives payment at par value upon any sale or disposition. UBS will also provide the Company with access to loans for a period until June 30, 2010 for an amount up to 75% of the market value of Eligible ARS, subject to certain restrictions in the indenture governing the Company’s 2009 Notes and 2009 Credit Facility. In addition, in December 2008, UBS reimbursed the Company $1.8 million for losses incurred on the sale of Eligible ARS in July of 2008. As of March 31, 2009, the Company held Eligible ARS with a par value of approximately $39.7 million. In April 2009, the Company sold $7 million par value of its Eligible ARS for $4.3 million of cash proceeds and sold $3.5 million par value of its available-for-sale ARS for $2.2 million of cash proceeds. Losses incurred on the sale of Eligible ARS in April 2009 are not recoverable from UBS.

3. Summary of Significant Accounting Policies

Interim Financial Statements—The financial information included in the accompanying condensed consolidated financial statements is unaudited and includes all adjustments, consisting of normal recurring adjustments and accruals, considered necessary for a fair presentation. Certain information and footnote disclosures have been condensed or omitted. The financial information as of December 31, 2008, is derived from the Company’s audited consolidated financial statements and notes, included in Item 8 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (“2008 10-K”), filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2009. The financial information included in this quarterly report should be read in conjunction with management’s discussion and analysis of financial condition and results of operations and the consolidated financial statements and notes included in the Company’s 2008 10-K. Operating results and cash flows for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009 or any other interim period.

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

Cash and Cash Equivalents—Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities from the date of purchase of 90 days or less. Cash and cash equivalents are comprised of the following (in thousands):

	March 31, 2009	December 31, 2008
Cash	$2,917	$2,334
Money market funds	20,200	26,927

	$23,117	$29,261

Short-Term and Long-Term Investments—As of March 31, 2009 and December 31, 2008, the Company’s short-term and long-term investments were held in ARS and classified as trading or available-for-sale. Trading securities are recorded at fair value with unrealized holdings gains and losses included in net loss in the accompanying condensed consolidated statements of operations. Available-for-sale securities are recorded at fair value, and any unrealized holding gains or losses are recorded, net of tax, in stockholders’ deficiency in assets as a component of accumulated other comprehensive income in the accompanying condensed consolidated balance sheets. The Company’s investments are measured using quoted prices in active markets, or valued based on other observable and unobservable inputs within the hierarchy established in SFAS No. 157, Fair Value Measurements (“SFAS 157”), which the Company adopted on January 1, 2008. Unrealized losses on available-for-sale securities are charged against net income (loss) when the fair value is below the cost basis and the decline is determined to be other-than-temporary. Management reviews several factors to determine whether a loss is other-than-temporary, including the length of time a security is in an unrealized loss position, the extent to which fair value is less than amortized cost, the impact of changing interest rates in the short and long term, the financial condition and near-term prospects of the issuer, and the Company’s ability and intent to hold the security until maturity or for a period of time sufficient to allow for any anticipated recovery in fair value. Realized gains and losses are accounted for using the specific identification method. Purchases and sales are recorded on a trade date basis. The Company does not currently hold any derivative financial instruments.

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

Satellite System Under Construction—Satellite system under construction includes third-party construction and engineering costs incurred in the design, manufacture, test and launch of the MSS/ATC System, satellite launch insurance costs, performance incentives expected to be paid to the Company’s satellite manufacturer, costs incurred for the procurement of equipment and technology for use in the ICO mim service and capitalized interest associated with the construction of its MSS/ATC System and ICO mim service to the extent these assets have future benefits. Interest capitalized to satellite system under construction for the three months ended March 31, 2009 and 2008 was $704,000 and $9.7 million, respectively. Satellite system under construction will be classified as property in service when the respective assets are placed into service and will be depreciated using the straight-line method based on the anticipated useful lives of the assets ranging from 5 to 15 years.

Other Assets—As of March 31, 2009 and December 31, 2008, other assets primarily consisted of an ARS Put Option associated with the UBS settlement agreement (see Note 4). The Company’s ARS Put Option is a separate freestanding instrument, accounted for separately from the ARS. The Company has elected to measure the ARS Put Option at fair value under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”).

Impairment of Long-Lived Assets—Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the carrying values of long-lived assets are reviewed whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Management considers whether specific events have occurred in determining whether long-lived assets are impaired at each balance sheet date or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The determination of whether impairment exists is based on any excess of the carrying value over the expected future cash flows. Any resulting impairment charge is measured based on the difference between the carrying value of the asset and its fair value, as estimated using undiscounted future cash flows expected to be generated by the assets. No impairment of long-lived assets was determined as a result of our analyses as of March 31, 2009 and December 31, 2008.

Debt Issuance Costs—Costs incurred in connection with the issuance of the 2009 Credit Facility and 2009 Notes have been capitalized and are included in prepaid expenses and other current assets and debt issuance costs on the Company’s condensed consolidated balance sheets. Debt issuance costs associated with the 2009 Credit Facility are being amortized using the effective interest method from April 2008 through maturity in May 2009. Debt issuance costs associated with the 2009 Notes are being amortized using the effective interest method from issuance in August 2005 through maturity in August 2009. Amortization of debt issuance costs is included in interest expense in the condensed consolidated statements of operations. Amortization of debt issuance costs for the three months ended March 31, 2009 and 2008 was $2.7 million and $1.9 million, respectively.

Deferred Satellite Performance Incentives—The Company has certain contracts with its satellite manufacturer that may require the Company to make future in-orbit performance incentive payments over the design life of ICO G1. These satellite performance incentives are payable in future periods ranging from one to 15 years dependent on the continued satisfactory performance of ICO G1. The Company records the net present value of these expected future payments as a liability and capitalizes these incentive payments as a component of the cost of the satellite. As of March 31, 2009 and December 31, 2008, the Company has accrued $10.7 million and $10.9 million related to its contingent satellite performance incentives, of which $1.4 million and $1.7 million has been classified as current and $9.3 million and $9.2 million has been classified as long-term, respectively.

Fair Value of Financial Instruments—Financial instruments include cash and cash equivalents, available-for-sale securities, trading securities, ARS Put Option, accounts payable, the 2009 Credit Facility, the 2009 Notes and certain other assets and accrued liabilities. The Company determines the fair value of its financial instruments based on the hierarchy established by SFAS 157. The three levels of inputs used to measure fair value are as follows:

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

As of March 31, 2009, the fair value of the Company’s available-for-sale securities, trading securities and ARS Put Option was determined using Level 2 and Level 3 inputs (see Note 4). The carrying amounts of all other financial instruments are reasonable estimates of their fair values because they are equivalent to cash or due to their short-term nature.

Accumulated Other Comprehensive Income—As of March 31, 2009 and December 31, 2008, the Company’s accumulated other comprehensive income consisted of cumulative translation adjustments of $8.3 million and $6.7 million, respectively.

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

Share-Based Payment—The Company records stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires measurement of all share-based payment awards based on the estimated fair value on the date of grant and the recognition of compensation cost over the requisite service period for awards expected to vest.

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

Foreign Currency Translation and Foreign Currency Transactions—The reporting currency for the Company’s operations is U.S. dollars. The Company translates the activities of its subsidiaries with functional currencies other than the U.S. dollar during the period at the average exchange rate prevailing during the period. Assets and liabilities denominated in foreign currencies are translated at the exchange rates prevailing at the balance sheet date. Translation adjustments resulting from these processes are recognized as a component of accumulated other comprehensive income (loss). The Company recognizes applicable cumulative translation adjustments as a component of operating income (loss) in the period in which a subsidiary is substantially liquidated. For the three months ended March 31, 2009 and 2008, there were no gains or losses resulting from the liquidation of subsidiaries.

Gains and losses on foreign currency transactions are recognized as a component of other income (expense) in the condensed consolidated statements of operations in the period in which they occur. For the three months ended March 31, 2009 and 2008, losses on intercompany foreign currency transactions of $5.8 million and gains on intercompany foreign currency transactions of $4.7 million, respectively, have been excluded from net loss and reported as a component of accumulated other comprehensive income due to their long-term investment nature.

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

The following table sets forth the computation of basic and diluted loss per share (in thousands, except share and per share data):

	Three months ended March 31,
	2009	2008
Net loss	$(46,119)	$(30,718)

Weighted average common shares outstanding	207,757,516	199,054,189
Less: weighted average unvested restricted stock awards	(318,456)	(630,000)

Shares used for computation of basic and diluted loss per share(1)	207,439,060	198,424,189

Basic and diluted loss per share	$(0.22)	$(0.15)

(1)	The effect of certain stock options and warrants was anti-dilutive, and they were not included in the calculation of diluted loss per share. As of March 31, 2009 and 2008, anti-dilutive stock options and warrants totaled 17,686,933 and 16,134,433, respectively.

If the 2009 Notes were converted into Class A common stock of ICO North America, the Company’s future earnings would be diluted as the Company’s ownership interest in ICO North America would be reduced to approximately 52%.

New Accounting Pronouncements—In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires transaction costs to be expensed as incurred; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Early adoption is not permitted. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB Statement No. 51 (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations, cash flows or disclosures.

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion are not addressed by paragraph 12 of APB 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants (“APB 14”). Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance in determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS 157 states is the objective of fair value measurement – to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. FSP FAS 157-4 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt the provisions of this FSP during the second quarter of 2009 and is currently assessing the impact on its financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires disclosures of qualitative and quantitative information about fair value for any financial instruments that are not currently reflected on the balance sheet of companies on a quarterly basis. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt the provisions of this FSP during the second quarter of 2009 and is currently assessing the impact on its financial statement disclosures.

In April 2009, the FASB issued FSP FAS 115-2 and FSP FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company plans to adopt the provisions of this FSP during the second quarter of 2009 and is currently assessing the impact on its financial position, results of operations, cash flows and disclosures.

4. Investments

As of March 31, 2009 and December 31, 2008, all of the Company’s investments were held in ARS, of which approximately $27.6 million and $35.2 million were classified as available-for-sale securities and $32.3 million and $34.2 million were classified as trading securities, respectively. The Company’s ARS are reflected at their estimated fair value on the condensed consolidated balance sheets.

As of March 31, 2009, the Company held ARS with a par value of approximately $74.4 million and fair value of $59.8 million. These ARS consisted of variable rate bonds, with maturities ranging from 22 to 39 years, for which the interest rates normally reset through a dutch auction each month. As a result of the impact of the current conditions in the global financial markets, these ARS have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. Therefore, the ARS cannot be liquidated until: (i) a successful auction occurs; (ii) the issuers of the ARS call the ARS at par; (iii) a liquid market develops for these ARS; or (iv) settlements by financial institutions which underwrote these securities become effective. These events may not occur for a period longer than one year. As of March 31, 2009, the Company had received cash proceeds of $6 million for ARS that have been called at par. In addition, the Company sold ARS with a par value of $15.4 million for $12.7 million of cash proceeds in July 2008 and sold ARS with a par value of $7 million for $5.8 million of cash proceeds in January 2009. In April 2009, the Company sold $10.5 million par value of its ARS for cash proceeds of $6.5 million. The fair value of the ARS sold in April 2009 has been classified as short-term available-for-sale and short-term trading investments on the Company’s condensed consolidated balance sheet at March 31, 2009. The Company has classified all other ARS as long-term investments on its condensed consolidated balance sheet at March 31, 2009 as it is unlikely the Company will be able to liquidate these investments within one year.

On November 14, 2008, the Company entered into a settlement agreement with UBS whereby UBS would purchase Eligible ARS it sold to the Company prior to February 13, 2008. Under the terms of the settlement, at the Company’s option, the Company may require UBS to purchase Eligible ARS from the Company at par value during the period of June 30, 2010 through July 2, 2012. Conversely, UBS has the right, at its discretion, to purchase or sell the Eligible ARS at any time until July 2, 2012, so long as the Company receives payment at par value upon any sale or disposition. The Company has elected to apply the provisions of SFAS 159 to its ARS Put Option and record the ARS Put Option at fair value with changes in fair value recorded in earnings each period. As of March 31, 2009 and December 31, 2008, the ARS Put Option was valued at $4.4 million and $5.1 million, respectively, and is reflected in other assets on the condensed consolidated balance sheet. The Company expects that future changes in the fair value of the ARS Put Option will approximate the fair value movements in the underlying ARS.

Prior to entering into the UBS settlement agreement, the Company recorded its Eligible ARS as available-for-sale investments. In connection with acceptance of the UBS settlement agreement in November 2008, the $39.7 million par value of Eligible ARS were transferred to a long-term trading classification on the condensed consolidated balance sheets and are being recorded at fair value with unrealized gains and losses recorded in earnings each period. The transfer to trading securities reflects management’s intent to exercise its ARS Put Option during the period June 30, 2010 to July 3, 2012. Prior to the Company’s agreement with UBS, management’s intent was to hold the Eligible ARS until the market recovered. The Company recognized a decline in the fair value of its Eligible ARS of $1.9 million in the first quarter of 2009, which has been recorded as other expense on the Company’s condensed consolidated statements of operations.

In addition, per the settlement agreement, UBS agreed to reimburse the Company for any losses incurred on the sale of Eligible ARS during a specified period. In December 2008, UBS reimbursed the Company $1.8 million for losses incurred on the sale of Eligible ARS in July of 2008. This reimbursement was recorded as other income (expense) on the Company’s consolidated statements of operations for the year ended December 31, 2008. As part of the settlement agreement, UBS will also provide the Company with access to loans for a period until June 30, 2010 for an amount up to 75% of the market value of Eligible ARS, subject to certain restrictions in the indenture governing the Company’s 2009 Notes and 2009 Credit Facility.

Typically, the fair value of ARS approximate par value due to the frequent resets of interest rate through the auction process. While the Company continues to earn interest on its ARS at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. As such, the Company has used a discounted cash flow model to determine the estimated fair value of its ARS classified as long-term investments at March 31, 2009. The assumptions used in preparing the discounted cash flow model are Level 3 inputs. Some of the inputs are unobservable in the market and have a significant effect on the valuation. The observable and unobservable inputs include, but are not limited to, periodic coupon rates, market required rates of return and the expected term of each security. The coupon rate was estimated using implied forward rate data on U.S. treasuries and interest rate swaps and limited, where necessary, by any contractual maximum rate paid under a scenario of continuing auction failures. In making assumptions of the market required rates of return, the Company considered historical credit spreads and applied an illiquidity premium to the credit spreads. The expected term for the ARS was based on a weighted probability-based estimate of the time the principal will become available to the Company. The estimated fair value of the Company’s ARS classified as short-term investments at March 31, 2009 was determined based upon actual proceeds received from the sale of these investments on April 2, 2009.

The following table summarizes the fair value of the Company’s investments and ARS Put Option by the different levels of inputs required by SFAS 157 as of March 31, 2009 (in thousands):

	Total fair value	Fair value measurement using:
		Quoted market prices (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Short-term investments – available-for-sale securities	$2,170	$—	$2,170	$—
Short-term investments – trading securities	4,340	—	4,340	—
Long-term investments – available-for-sale securities	25,382	—	—	25,382
Long-term investments – trading securities	27,923	—	—	27,923
ARS Put Option	4,441	—	—	4,441

The following table summarizes the change in fair value of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2009 (in thousands):

	Investments	ARS Put Option
Fair value, January 1, 2009	$69,385	$5,132
Purchases, issuances and settlements, net	(5,995)	—
Unrealized losses included in net loss	(2,462)	(691)
Realized losses included in net loss	(1,155)	—
Interest accretion on other-than-temporary impairment	42	—
Transfers out of Level 3 due to changes in observability of significant inputs	(6,510)	—

Fair value, March 31, 2009	$53,305	$4,441

Consistent with the guidance provided in FASB Staff Position FAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the Company evaluates its available-for-sale investments for other-than-temporary impairment. As of March 31, 2009, individual securities with a fair value below the cost basis were evaluated to determine if they were other-than-temporarily impaired. In determining whether the decline in fair value was other-than-temporary, the Company considered various factors including market price (when available), investment ratings, the financial condition and near-term prospects of the issuer, the length of time and the extent to which the fair value has been less than the cost basis, and its intent and ability to hold the investment until maturity or for a period of time sufficient to allow for any anticipated recovery in market value.

Based on the Company’s analysis of its portfolio of available-for-sale ARS, the uncertainty in the global financial market, its assessment of the period until recovery and its liquidity needs during the period until recovery, the Company determined that the decline in the fair value of its available-for-sale ARS as of March 31, 2009 was other-than-temporary. For the three months ended March 31, 2009, the Company recognized a pre-tax other-than-temporary impairment charge of $2.5 million as other expense on its condensed consolidated statements of operations. The Company did not record any unrealized gains or losses as a component of other comprehensive income (loss) relating to investments held at March 31, 2009.

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

The following table sets forth a summary of the transactions with the Company’s various SAN Operators (in thousands):

	Three months ended March 31,
	2009	2008
Total SAN liability, beginning of period	$49,966	$49,193
Expense recognized under SAN Operating Agreements	522	516
Interest expense related to SAN Infrastructure Agreements	831	962
Payments made to SAN Operators	(244)	(517)
Effect of changes in foreign currency exchange rates	(111)	631

Total SAN liability, end of period	$50,964	$50,785

The following table summarizes the Company’s total SAN liability with its SAN Operators and is included in the following line items on the condensed consolidated balance sheets (in thousands):

	March 31, 2009	December 31, 2008
Accrued expenses	$16,731	$16,450
Accrued interest (current portion)	17,363	16,596
Current portion of capital lease obligations	16,287	15,624
Capital lease obligations, less current portion	583	1,296

	$50,964	$49,966

6. Working Capital Facility

On March 27, 2008, ICO North America entered into a credit agreement with Jefferies & Company, Inc., among others, for a working capital facility of $40 million. The transaction closed on April 7, 2008 at which time the entire amount of the facility was drawn. The 2009 Credit Facility matures on May 1, 2009 and bears interest at a rate of 12.5% per year which is payable at maturity. On December 31, 2008, accrued interest on the 2009 Credit Facility was added to the outstanding principal balance in accordance with the terms of the credit agreement. As of March 31, 2009, the total amount due at maturity is expected to be $45.6 million. The 2009 Credit Facility is guaranteed by ICO North America and is collateralized by a first priority lien on substantially all of the assets of ICO North America. Proceeds from the 2009 Credit Facility are being used to provide necessary cash flow for operations.

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

On April 3, 2009, ICO North America entered into a forbearance agreement (“Forbearance Agreement”) with the administrative agent and the holders of the 2009 Credit Facility, among others, pursuant to which the administrative agent and the holders of the 2009 Credit Facility have agreed to temporarily forbear from exercising rights and remedies against ICO North America with respect to specified defaults under the 2009 Credit Facility arising from the fact that the ICO North America 2008 consolidated financial statements contained an explanatory paragraph regarding substantial doubt about its ability to continue as a going concern (“Going Concern Default”). The Forbearance Agreement was effective until the earlier of May 1, 2009 (the maturity date for the 2009 Credit Facility) or a termination event, as defined under the Forbearance Agreement. In consideration for the Forbearance Agreement, ICO North America paid a fee equal to 0.75% of the existing principal and the default interest rate provided under the 2009 Credit Facility increased to 14.5% during the term of the Forbearance Agreement.

On May 1, 2009, ICO North America entered into an additional forbearance agreement dated as of April 30, 2009 (“Second Forbearance Agreement”) with the administrative agent and the holders of the 2009 Credit Facility, among others, pursuant to which the administrative agent and the holders of the 2009 Credit Facility have agreed to temporarily forbear from exercising rights and remedies against ICO North America with respect to specified defaults under the 2009 Credit Facility arising from the fact that ICO North America failed to repay the 2009 Credit Facility and related obligations on the maturity date of May 1, 2009 (“Payment Default”), as well as the Going Concern Default. The Second Forbearance Agreement is effective until the earlier of May 15, 2009 or a termination event, as defined under the Second Forbearance Agreement. The Second Forbearance Agreement can be extended for an additional three week period in certain circumstances if ICO North America is able to obtain a commitment to fund the repayment of the 2009 Credit Facility or is able to secure the no cost loans as outlined in the UBS settlement agreement. ICO North America must meet a number of conditions for the continued effectiveness of the Second Forbearance Agreement. In consideration for the Second Forbearance Agreement, ICO North America is paying a fee equal to 1.25% of the existing principal and interest will be paid during the term of the Second Forbearance Agreement at a rate of 16.0%. In the event there is a partial repayment of the 2009 Credit Facility, the fee will be refunded. If the Second Forbearance Agreement terminates, a majority of the holders of the 2009 Credit Facility or the administrative agent could declare the 2009 Credit Facility due and payable and initiate remedies against the collateral.

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

The 2009 Notes mature in August 2009 and bear interest at a rate of 7.5% per year, payable semi-annually in arrears in cash on February 15 and August 15. Subject to certain exceptions, for the period from August 16, 2007 through August 15, 2009, ICO North America has the option of paying accrued interest due with additional notes in lieu of cash at an increased interest rate of 8.5% per annum. ICO North America elected to make its February 15, 2008, August 15, 2008 and February 15, 2009 interest payments of $27.6 million, $28.8 million and $30 million, respectively, in the form of additional notes. Therefore, the rate used to accrue interest on the outstanding 2009 Notes has been adjusted to 8.5% per annum effective August 16, 2007. The Company anticipates making future interest payments in the form of additional notes as well which will result in $767.6 million due at maturity.

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

The 2009 Notes have a registration rights agreement whereby a majority of the holders of the 2009 Notes can demand at any time, starting on August 15, 2008, that the Company register the ICO North America shares. If the Company fails to register the ICO North America shares within 60 days of a demand, or the registration of the ICO North America shares has not been declared effective by the SEC within 120 days, the interest rate on the 2009 Notes increases by 1% every 90 days up to a maximum of 13.5%. This additional interest would be required to be paid in cash. As of April 30, 2009, the maximum amount of additional interest expense the Company could incur if it failed to register the ICO North America shares would be approximately $948,000 through the maturity of the 2009 Notes. No demand for registration has been made to date, and the Company currently believes that it is not probable it will be required to remit any additional interest to the holders of the 2009 Notes for failing to obtain an effective registration statement.

The 2009 Notes also contain covenants including, but not limited to, restrictions on ICO North America’s future indebtedness and the payment of dividends. In addition, all of ICO North America’s stock is pledged and all of its existing and future assets are held as collateral for the 2009 Notes.

On May 1, 2009, ICO North America entered into a forbearance agreement dated as of April 30, 2009 (“Note Forbearance Agreement”) with the Majority Note Holders and the trustee, among others, pursuant to which the Majority Note Holders have agreed to, and to direct the trustee to, temporarily forbear from exercising rights and remedies against ICO North America with respect to the Payment Default. The Note Forbearance Agreement contains a term and conditions similar to the Second Forbearance Agreement as discussed in Note 6, as well as additional terms, but does not require payment. In addition, the Notes Forbearance Agreement contains similar events of termination. If the Note Forbearance Agreement terminates, the Majority Note Holders or the trustee could declare the 2009 Notes due and payable and initiate remedies against the collateral.

8. Commitments and Contingencies

Purchase Commitments—The Company has an agreement with Space Systems/Loral, Inc. (“Loral”) to design, develop, manufacture, test and deliver ICO G1 and to develop, test and implement a ground-based beam forming system (“GBBF”) related to the operation of the satellite. ICO G1 was delivered in February 2008 and was successfully launched on April 14, 2008. Loral has completed the satellite in-orbit testing and space segment in-orbit testing (GBBF working with ICO G1), and on December 23, 2008, the Company accepted the space segment. The Company may be obligated to make future in-orbit performance incentive payments over the design life of ICO G1 under its agreement with Loral. These satellite performance incentives are payable in future periods dependent on the continued satisfactory performance of ICO G1. The Company’s space segment, including ICO G1, continues to operate nominally and meets all technical performance requirements defined in the space segment contract with Loral and in the Company’s in-orbit insurance policy.

The Company has an agreement with Hughes Network Systems, LLC (“HNS”) to provide gateway equipment and services for the Company’s MSS/ATC System including the design, manufacture, delivery and test of the radio frequency subsystem, the gateway system controller, the gateway control network and the gateway system interconnections. The Company accepted the completed gateway system on February 20, 2009. The gateway is located at the HNS facility in North Las Vegas, Nevada. The Company retains an option through May 2009 to purchase a diverse site radio frequency terminal along with an associated diverse site facility. The Company also has an agreement with HNS to develop user equipment and a GEO Mobile Radio Interface (“GMR”) satellite base station for use in its Alpha Trial.

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

The Company has an agreement with Delphi Automotive Systems LLC (“Delphi”) to assist with development of equipment compatible with the Company’s ICO mim service that is capable of being manufactured for sale to original equipment manufacturers and aftermarket users as well as to provide the Company with consultation regarding technical issues related to the advancement of its ICO mim service.

The Company has an agreement with Qualcomm Incorporated (“Qualcomm”) whereby Qualcomm will integrate satellite and cellular communication technology in select multi-mode mobile baseband chips and include S-band capabilities in select radio frequency chipsets. This agreement will enable manufacturers of cellular devices to build products that operate in the S-band frequencies where the Company operates, both terrestrially and with the satellite. In connection with this agreement, the Company and SkyTerra Communications Inc. (“SkyTerra,” formerly Mobile Satellite Ventures), another MSS provider, have entered into a mutual non-assertion agreement related to relevant aspects of their respective patent portfolios.

As of March 31, 2009, the Company had purchase commitments of approximately $52.7 million related to the agreements described above as well as other secondary agreements related to the development of its MSS/ATC System and ICO mim service. Approximately $28.3 million of this amount, the majority of which relates to the achievement of certain construction, delivery and deployment milestones related to the development of the MSS/ATC System and the completion of certain agreed-upon services associated with the Company’s ICO mim service, is payable from 2009 to 2011. Additional payments of $24.4 million, including interest, related to in-orbit satellite performance incentives associated with ICO G1, are payable from 2009 through 2023.

Satellite System Operating Commitments—The Company has agreements with Intelsat, Ltd. (“Intelsat”) to provide satellite operational services to support the telemetry, tracking and control (“TT&C”) system of ICO G1 and its MEO satellite (“F2”). Under this agreement, the Company is obligated to pay Intelsat a recurring, monthly fee associated with TT&C and other satellite support services. The Company also has an agreement with HNS to provide operations, maintenance and hosting services for its GEO gateway located in North Las Vegas, Nevada. In addition to these agreements, the Company has commitments for operational services related to its MEO satellite and certain MEO SAN sites.

As of March 31, 2009, the Company had satellite system operating commitments of approximately $22.5 million related to the agreements described above as well as other secondary agreements related to the operation of its MSS/ATC System and its MEO satellite system.

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

The Company leases office space, a storage facility for its MEO satellites and certain equipment under noncancellable rental agreements accounted for as operating leases. In addition, the Company has lease commitments for the terrestrial network sites that support its Alpha Trial. Total rental expense under operating leases for the three months ended March 31, 2009 and 2008 was approximately $373,000 and $348,000, respectively, and is included in general and administrative expenses in the Company’s condensed consolidated statements of operations.

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

Through March 31, 2009, the Company has incurred approximately $19.1 million in pursuing this litigation and expects it will continue to incur additional costs through the ultimate resolution, which is uncertain.

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

9. Share-Based Payment

The Company records stock-based compensation on stock options and restricted stock awards issued to employees, directors and consultants in accordance with SFAS 123(R), which requires measurement of all share-based payment awards based on the estimated fair value on the date of grant, and recognition of compensation cost over the requisite service period for awards expected to vest. The Company estimates its forfeiture rate for stock options and restricted stock awards based on the Company’s historical rate of forfeitures due to terminations and expectations for forfeitures in the future. For the three months ended March 31, 2009 and 2008, the Company recognized non-cash stock-based compensation expense of $1.4 million and $2.4 million, respectively. Stock-based compensation is included in general and administrative expenses in the Company’s condensed consolidated statements of operations.

Stock Options—The Company has granted stock options to employees, directors and consultants in connection with their service to the Company. For the three months ended March 31, 2009 and 2008, the Company recognized non-cash stock-based compensation expense of $1.3 million and $1.8 million, respectively related to its stock options.

The Company did not grant any stock options during the three months ended March 31, 2009. The weighted average fair value of stock options granted during the three months ended March 31, 2008 was estimated using the Black-Scholes Model with the following assumptions:

Three Months Ended
March 31, 2008
Weighted average expected volatility	64%
Weighted average risk-free interest rate	3.5%
Expected dividend yield	0%
Weighted average expected term in years	6.3
Weighted average estimated fair value per option granted	$1.54

The expected volatility is based upon the Company’s historical stock price volatility which the Company believes is a reasonable indicator of expected volatility. The risk-free interest rate is based upon U.S. Treasury bond interest rates appropriate for the term of the Company’s employee stock options. The expected dividend yield is based on the Company’s history and expectation of dividend payments. The expected term has been estimated using the simplified method as described in Staff Accounting Bulletin (“SAB”) No. 110 which permit entities, under certain circumstances, to continue to use the simplified method in developing estimates of the expected term of “plain-vanilla” share options beyond December 31, 2007, as was allowed under SAB No. 107.

The Company’s stock option activity for the three months ended March 31, 2009 is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding — December 31, 2008	14,861,073	$4.16
Forfeited	(346,250)	$3.33

Outstanding — March 31, 2009	14,514,823	$4.18

Exercisable — March 31, 2009	7,553,573	$4.81

Vested and expected to vest — March 31, 2009	13,456,219	$4.23

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

In October 2007, the Company granted 580,000 shares of restricted Class A common stock to certain employees and consultants. The restricted stock awards contain performance and service conditions to encourage the attainment of key performance targets and retention of employees and consultants. Individual employees and consultants have different amounts of restricted stock awards allocated to the various performance conditions dependent on their responsibilities. The portion of restricted stock awards allocated to a particular performance condition vest 50% when that condition is achieved. After the performance condition is achieved, 25% of shares allocated to that condition vest one year after the performance condition is achieved and the remaining 25% of shares allocated to that condition vest two years after the performance condition is achieved. The total compensation cost associated with these restricted stock awards was $2.6 million and is being charged to expense over the requisite service periods. Restricted stock awards equal to 84,783 shares, 90,308 shares, 67,995 shares and 46,707 shares vested on May 9, 2008, December 23, 2008, December 31, 2008, and January 15, 2009, respectively, upon satisfaction of the respective performance conditions.

In December 2008, the Company granted 100,000 shares of its restricted Class A common stock to certain employees. These restricted stock awards had a grant date fair value of $108,000 and were charged to expense over the requisite service period ending January 31, 2009.

For the three months ended March 31, 2009 and 2008, the Company recognized non-cash stock-based compensation expense of $130,000 and $586,000 related to its restricted stock awards.

For the three months ended March 31, 2009, the Company did not grant any restricted stock awards. The Company’s restricted stock award activity for the three months ended March 31, 2009 is summarized as follows:

	Number of restricted stock awards	Weighted average fair value
Unvested — December 31, 2008	423,976	$3.64
Vested	(146,707)	$2.14
Forfeited	(8,751)	$4.46

Unvested — March 31, 2009	268,518	$4.44

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

11. Related Parties

ERSH, Eagle River Investments and Eagle River, Inc.—ERSH is the Company’s controlling stockholder with an economic interest of approximately 31.7% and a voting interest of approximately 67.3% as of March 31, 2009. This economic interest includes one million shares of the Company’s restricted Class A common stock granted to Eagle River Investments as a stock dividend in November 2005. Eagle River Investments subsequently assigned its shares of the Company’s stock to its affiliate, ERSH.

The Company has an agreement with Eagle River, Inc. to provide advisory services to the Company. This agreement has an annual fee of $500,000 and is payable in quarterly installments in stock or cash, at the Company’s option. To date, the Company has elected to make all payments in Class A common stock and has issued 958,032 shares as consideration. As of March 31, 2009 and December 31, 2008, the Company owed Eagle River, Inc. approximately $42,000 pursuant to the advisory services agreement, which was included in accrued expenses on the Company’s condensed consolidated balance sheets.

The Company also had a month-to-month agreement with Eagle River, Inc. to provide office space and administrative support to the Company in Kirkland, Washington, which terminated in November 2008. Total payments made to Eagle River, Inc. under this agreement were $11,000 for the three months ended March 31, 2008.

Clearwire Corporation—Eagle River Holdings, LLC (which, like ERSH, is ultimately beneficially owned by Craig McCaw) is a significant stockholder of Clearwire Corporation (“Clearwire”). The Company has a month-to-month agreement with Clearwire to provide office space for certain of its regulatory personnel in Washington, DC. Total payments made to Clearwire under this agreement for the three months ended March 31, 2009 and 2008 were $15,000. The Company also has an agreement with Clearwire to explore ways to collaborate on offering Clearwire’s broadband Internet offering in conjunction with the Company’s ICO mim service, and building out and sharing a terrestrial network (“Cooperation Agreement”). Pursuant to leases in connection with the Cooperation Agreement, the Company will reimburse Clearwire for utility usage at certain of Clearwire’s terrestrial towers and office space in Raleigh Durham as part of the Company’s Alpha Trial. Total payments made to Clearwire under this agreement for the three months ended March 31, 2009 were $7,000.

Davis Wright Tremaine—An officer of Eagle River, Inc. and Eagle River Investments, who is also a former board member of the Company and the current chairman of ICO North America, is the spouse of a partner at the law firm Davis Wright Tremaine LLP (“DWT”), which provides the Company with ongoing legal services. Total payments made to DWT under this agreement for the three months ended March 31, 2009 and 2008 were $70,000 and $4,000, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying notes included elsewhere in this quarterly report and the audited consolidated financial statements and notes included in our 2008 10-K.

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

We have met all the FCC milestones necessary to maintain authorization to use our assigned MSS spectrum in the United States. On April 14, 2008, we launched ICO G1 and on May 9, 2008, we certified to the FCC that our MSS system was operational, satisfying our final milestone. On May 30, 2008, we received our 2 GHz license and were granted our spectrum selection in the 2 GHz band, 2010 – 2020 MHz and 2180 – 2190 MHz. Our space segment, including ICO G1, continues to operate nominally and meets all technical performance requirements defined in the space segment contract with Loral and in our in-orbit insurance policy. We are initially using ICO G1 to conduct our Alpha Trial, which began in the fourth quarter of 2008. In January 2009, we received authorization from the FCC to provide commercial ATC service, subject to meeting certain “gating criteria.”

We are currently in the process of demonstrating the operational status of our MSS system on a trial basis. In order to achieve this objective, we have: (i) signed agreements with vendors to more fully develop technology that would permit video and data multicasting and voice and data interactivity from the satellite, as well as related integrated services for the terrestrial segment; (ii) designed and constructed a terrestrial network, including the leasing of towers; and (iii) installed radio equipment in the terrestrial network. During 2009, we plan to continue these activities; however, to the extent our investments in ARS do not become liquid or we do not secure additional financing as described below, we plan to reduce or delay our spending on these activities. In addition, the commencement of full scale commercial MSS/ATC service operations would require substantial additional capital. We may offer our services to strategic service providers who could incorporate our capabilities to offer integrated satellite and terrestrial services to their customers. Accordingly, we are meeting with potential strategic partners as well as exploring alternative sources of capital.

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

We have International Telecommunication Union (“ITU”) coordination priority on 25-60 MHz of 2 GHz spectrum on which to operate a MEO satellite system globally in compliance with regulations promulgated by the United Kingdom and the ITU. However, the U.K. Office of Communications (“Ofcom”) has stated its intent, pending the outcome of any judicial review, to write to the ITU on May 23, 2009 to “instruct that the ICO-P assignments currently recorded in the ITU Master Register be cancelled.” In addition, in Europe, on June 30, 2008, the European Parliament passed Decision No. 626/2008/EC under which, on August 7, 2008, the EC made a call for applications by October 7, 2008 for pan-European systems to provide MSS (“EC Call”). On September 26, 2008, we initiated proceedings in the European Court of First Instance seeking the annulment of Decision No. 626/2008/EC of the European Parliament, contending that the decision is illegal and should be annulled pursuant to Articles 230 and 231 of the Treaty establishing the European Community. As these proceedings had not been completed by the October 7, 2008 deadline to submit applications to the EC to provide mobile satellite services, ICO Satellite Limited filed an application with the EC as called for in the above mentioned decision, without prejudice, pending the outcome of the proceedings in the European Court of First Instance. On November 12, 2008 the EC admitted the application of ICO Satellite Limited into the EC Call process.

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

We are a development stage enterprise as defined in SFAS 7 and will continue to be so until we commence commercial operations. We are not currently generating revenue from operations and we may be unable to obtain the funding necessary to repay our debt obligations due in 2009, complete the construction of our MSS/ATC System and development of our ICO mim service, fund our future working capital requirements, or achieve positive cash flow from operations. In order to fund the maturity of our short-term debt obligations, we intend to refinance the 2009 Credit Facility and 2009 Notes.

As discussed in Notes 6 and 7 to our financial statements, subsequent to March 31, 2009, ICO North America entered into a series of forbearance agreements in April 2009 and May 2009 with the administrative agent, the holders of the 2009 Credit Facility and the Majority Note Holders, among others, pursuant to which the administrative agent, the holders of the 2009 Credit Facility and the Majority Note Holders have agreed to temporarily forbear from exercising rights and remedies against ICO North America with respect to specified defaults under the 2009 Credit Facility and 2009 Notes. The forbearance agreements require ICO North America to obtain a commitment to fund the repayment of the 2009 Credit Facility or secure the no cost loans as outlined in the UBS ARS settlement agreement by May 15, 2009, in order to extend the forbearance periods through June 5, 2009. We are actively pursuing a refinancing of the 2009 Credit Facility and 2009 Notes in order to fund their maturity. Based on the current credit crisis and volatility in the capital markets, there is no assurance that this refinancing will be completed on terms acceptable to us, if at all. If the forbearance agreements terminate or if the debt is not refinanced, the 2009 Credit Facility and the 2009 Notes could be declared due and payable and remedies could be initiated against the collateral. The outcome of these events cannot be predicted at this time, which raises substantial doubt about our ability to continue as a going concern.

Subject to the successful refinancing of our debt obligations, we intend to fund our remaining working capital needs for the next 12 months with cash on hand, liquidity generated from liquidation of our ARS and settlement activity related to our ARS as discussed below. To the extent the liquidation of our ARS and the ARS settlement activity does not generate sufficient liquidity required by our operating plan, or we do not secure additional funding, we plan to significantly reduce our operating and development expenditures, which would include, among others, capital expenditures for the terrestrial network development of our MSS/ATC System, related personnel and vendor support, and other overhead.

During the first quarter of 2008, we used the proceeds from the sale and maturity of certain of our investments and cash and cash equivalents to purchase student loan backed ARS that have become illiquid due to failed auctions. As of March 31, 2009, we held ARS with a par value of approximately $74.4 million and fair value of $59.8 million. On November 14, 2008, we entered into a settlement agreement with UBS whereby UBS agreed to purchase Eligible ARS it sold to us prior to February 13, 2008. Under the terms of the settlement, at our option, we can require UBS to purchase Eligible ARS from us at par value during the period of June 30, 2010 through July 2, 2012. Conversely, UBS has the right, at its discretion, to purchase or sell the Eligible ARS at any time until July 2, 2012, so long as we receive payment at par value upon any sale or disposition. UBS will also provide us with access to loans for a period until June 30, 2010 for an amount up to 75% of the market value of Eligible ARS, subject to certain restrictions in the indenture governing our 2009 Credit Facility and 2009 Notes. As of March 31, 2009, we held Eligible ARS with a par value of approximately $39.7 million. In April 2009, we sold $7 million par value of our Eligible ARS for $4.3 million of cash proceeds and sold $3.5 million par value of our available-for-sale ARS for $2.2 million of cash proceeds.

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

Critical Accounting Policies

Critical accounting policies require difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The judgments and uncertainties affecting the application of these policies include significant estimates and assumptions made by us using information available at the time the estimates are made. Actual results could differ materially from those estimates. Our critical accounting policies involve judgments associated with our accounting for the fair value of financial instruments, other-than-temporary impairments, contract settlements, share-based payments, income taxes and contingencies. There have been no significant changes to our critical accounting policies disclosed in our 2008 10-K.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R) which requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires transaction costs to be expensed as incurred; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Early adoption is not permitted. The adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

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

In March 2008, the FASB issued SFAS 161 which expands the disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement did not have a material impact on our financial position, results of operations, cash flows or disclosures.

In May 2008, the FASB issued FSP APB 14-1which clarifies that convertible debt instruments that may be settled in cash upon conversion are not addressed by paragraph 12 of APB 14. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 157-4 which provides additional guidance in determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS 157 states is the objective of fair value measurement – to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. FSP FAS 157-4 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We plan to adopt the provisions of this FSP during the second quarter of 2009 and are currently assessing its impact on our financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 which requires disclosures of qualitative and quantitative information about fair value for any financial instruments that are not currently reflected on the balance sheet of companies on a quarterly basis. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We plan to adopt the provisions of this FSP during the second quarter of 2009 and are currently assessing its impact on our financial statement disclosures.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 which amends other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We plan to adopt the provisions of this FSP during the second quarter of 2009 and are currently assessing its impact on our financial position, results of operations, cash flows and disclosures.

Results of Operations

The following table is provided to facilitate the discussion of our results of operations for the three months ended March 31, 2009 and 2008 (in thousands):

	Three months ended March 31,
	2009	2008
General and administrative expenses	$17,014	$17,287
Research and development expenses	1,544	1,606
Interest income	(421)	(1,793)
Interest expense	22,323	9,242
Other expense	5,369	3,843
Income tax expense	290	533

General and Administrative Expenses. General and administrative expenses are primarily comprised of personnel costs, stock-based compensation, third-party legal and professional fees, satellite storage, satellite system operating expenses and general office related costs.

General and administrative expenses decreased $273,000 for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The decrease is primarily due to a $4.3 million reduction in costs related to legal matters and other professional fees, a $1 million reduction in non-cash stock-based compensation expense and a $507,000 reduction in satellite storage-related costs, partially offset by $5.7 million of satellite insurance costs in the first quarter of 2009. Since December 31, 2008, as part of our overall efforts to curtail expenditures, we have eliminated seven full-time employee positions.

Research and Development Expenses. Research and development expenses principally consist of third-party engineering, consulting and development costs associated with technology being considered for use in our MSS/ATC System and ICO mim service as well as costs incurred to evaluate the usability and augmentation of a MEO satellite system.

Research and development expenses decreased $62,000 for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The decrease is primarily due to a reduction in costs associated with the evaluation of our MEO satellite system, partially offset by an increase in design and development activities related to our MSS/ATC System.

Interest Income. Interest income is primarily attributable to interest earned on the investment of the proceeds of our 2009 Notes, 2009 Credit Facility and the series of securities purchase agreements entered into during June 2008.

Interest income decreased $1.4 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. This decrease is primarily due to a reduction in our cash, cash equivalents, and investment balances as we continue to develop our MSS/ATC System and ICO mim service.

Interest Expense. Interest expense is comprised of interest incurred and the amortization of debt issuance costs related to our 2009 Credit Facility and 2009 Notes and the amortization of the debt discount allocated to the embedded beneficial conversion feature on our 2009 Notes. These expenses are partially offset by capitalized interest costs associated with the construction of our MSS/ATC System and ICO mim service.

Interest expense increased $13.1 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. This increase is primarily the result of a reduction in capitalized interest costs associated with the construction of our MSS/ATC System and ICO mim service during the first quarter of 2009 as well as interest expense associated with the 2009 Credit Facility.

Other Expense. Other expense for the three months ended March 31, 2009 is comprised primarily of net realized and unrealized losses associated with our ARS investments of $4.3 million and losses on foreign currency transactions of $1.1 million. Other expense for the three months ended March 31, 2008 is comprised primarily of other-than-temporary losses on available-for-sale investments of $4.5 million, partially offset by gains on foreign currency transactions of $498,000.

Income Tax Expense. Income tax expense is comprised primarily of interest and penalties related to uncertain tax positions and was nominal for the three and nine months ended March 31, 2009 and 2008.

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

During the first quarter of 2008, we used the proceeds from the sale and maturity of certain of our investments and cash and cash equivalents to purchase student loan backed ARS that have become illiquid due to failed auctions. As of March 31, 2009, we continue to hold ARS with a par value of approximately $74.4 million and fair value of $59.8 million. On November 14, 2008, we entered into a settlement agreement with UBS whereby UBS would purchase Eligible ARS it sold to us prior to February 13, 2008. Under the terms of the settlement, at our option, we can require UBS to purchase Eligible ARS from us at par value during the period of June 30, 2010 through July 2, 2012. Conversely, UBS has the right, at its discretion, to purchase or sell the Eligible ARS at any time until July 2, 2012, so long as we receive payment at par value upon any sale or disposition. UBS will also provide us with access to loans for a period until June 30, 2010 for an amount up to 75% of the market value of Eligible ARS, subject to certain restrictions in the indenture governing our 2009 Notes and 2009 Credit Facility. As of March 31, 2009, we held Eligible ARS with a par value of approximately $39.7 million. In April 2009, we sold $7 million par value of Eligible ARS for cash proceeds of $4.3 million and sold $3.5 million par value of our available-for-sale ARS for $2.2 million of cash proceeds.

On March 27, 2008, ICO North America obtained the 2009 Credit Facility which subsequently closed on April 7, 2008. The 2009 Credit Facility matures on May 1, 2009 and bears interest at a rate of 12.5% per year which is payable at maturity. The agreement governing the 2009 Credit Facility requires ICO North America to file year-end financials with an audit opinion that shall not be qualified as to scope or contain any going concern or other qualification or exemption. The opinion from our independent registered public accounting firm on the ICO North America 2008 consolidated financial statements contained an explanatory paragraph regarding substantial doubt about ICO North America’s ability to continue as a going concern. This resulted in a Going Concern Default under the 2009 Credit Facility.

On April 3, 2009, ICO North America entered into a Forbearance Agreement with the administrative agent and the holders of the 2009 Credit Facility, among others, pursuant to which the administrative agent and the holders of the 2009 Credit Facility have agreed to temporarily forbear from exercising rights and remedies against ICO North America with respect to the Going Concern Default. The Forbearance Agreement was effective until the earlier of May 1, 2009 (the maturity date for the 2009 Credit Facility) or a termination event, as defined under the Forbearance Agreement. In consideration for the Forbearance Agreement, ICO North America paid a fee equal to 0.75% of the existing principal and the default interest rate provided under the 2009 Credit Facility increased to 14.5% during the term of the Forbearance Agreement.

On May 1, 2009, ICO North America entered into a Second Forbearance Agreement with the administrative agent and the holders of the 2009 Credit Facility, among others, pursuant to which the administrative agent and the holders of the 2009 Credit Facility have agreed to temporarily forbear from exercising rights and remedies against ICO North America with respect to the Payment Default and the Going Concern Default. The Second Forbearance Agreement is effective until the earlier of May 15, 2009 or a termination event, as defined under the Second Forbearance Agreement. The Second Forbearance Agreement can be extended for an additional three week period in certain circumstances if ICO North America is able to obtain a commitment to fund the repayment of the 2009 Credit Facility or is able to secure the no cost loans as outlined in the UBS settlement agreement. ICO North America must meet a number of conditions for the continued effectiveness of the Second Forbearance Agreement. In consideration for the Second Forbearance Agreement, ICO North America is paying a fee equal to 1.25% of the existing principal and interest will be paid during the term of the Second Forbearance Agreement at a rate of 16.0%. In the event there is a partial repayment of the 2009 Credit Facility, the fee will be refunded.

Also on May 1, 2009, ICO North America entered into a Note Forbearance Agreement with the Majority Note Holders and the trustee, among others, pursuant to which the Majority Note Holders have agreed to, and to direct the trustee to, temporarily forbear from exercising rights and remedies against ICO North America with respect to the Payment Default. The Note Forbearance Agreement contains a term and conditions similar to the Second Forbearance Agreement, as well as additional terms, but does not require payment. In addition, the Second Forbearance Agreement and the Notes Forbearance Agreement contain similar events of termination.

If the forbearance agreements terminate or if the debt is not refinanced, a majority of the holders of the 2009 Credit Facility or the administrative agent could declare the 2009 Credit Facility due and payable and initiate remedies against the collateral, and the Majority Note Holders or the trustee could declare the 2009 Notes due and payable and initiate remedies against the collateral.

As of March 31, 2009, we had a working capital deficit (current liabilities exceeded current assets) of $822 million. This deficit is primarily due to our 2009 Notes and 2009 Credit Facility coming due within one year and the majority of our investments in ARS being recorded as long-term available-for-sale and trading investments as it is unlikely we will liquidate these investments within one year. We are actively pursuing a refinancing of the 2009 Credit Facility and 2009 Notes in order to fund their maturity. Based on the current credit crisis and volatility in the capital markets, there can be no assurance that this refinancing will be completed on terms acceptable to us, if at all. The outcome of these events cannot be predicted at this time, which raises substantial doubt about our ability to continue as a going concern.

Subject to the successful refinancing of our debt obligations, we intend to fund our remaining working capital needs for the next 12 months with cash on hand, liquidity generated from liquidation of our ARS and settlement activity related to our ARS. To the extent the liquidation of our ARS and the ARS settlement activity does not generate sufficient liquidity required by our operating plan, or we do not secure additional funding, we plan to significantly reduce our operating and development expenditures, which would include, among others, capital expenditures for the terrestrial network development of our MSS/ATC System, related personnel and vendor support, and other overhead.

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

Cash Flows. The following table is provided to facilitate the discussion of our liquidity and capital resources for the three months ended March 31, 2009 and 2008 (in thousands):

	Three months ended March 31,
	2009	2008
Net cash provided by (used in):
Operating activities	$(8,011)	$(16,278)
Investing activities	2,008	(112,708)
Financing activities	(91)	—
Effect of foreign exchange rate changes on cash	(50)	301

Net decrease in cash and cash equivalents	(6,144)	(128,685)
Cash and cash equivalents—beginning of period	29,261	146,657

Cash and cash equivalents—end of period	$23,117	$17,972

Cash, cash equivalents and short-term investments were $29.6 million at March 31, 2009 compared to $35.2 million at December 31, 2008.

For the three months ended March 31, 2009, cash used in operating activities consisted primarily of our net loss of $46.1 million adjusted for various non-cash items. These non-cash items include: (i) $30 million of interest expense on our 2009 Notes paid in the form of additional notes; (ii) $5 million of amortization of debt issuance costs related to our 2009 Notes and 2009 Credit Facility and amortization of debt discount allocated to the embedded beneficial conversion feature of our 2009 Notes; (iii) stock-based compensation expense of $1.4 million; and (iv) $4.3 million of realized and unrealized losses related to our ARS. Cash used in operating activities for the three months ended March 31, 2008 consisted primarily of our net loss of $30.7 million adjusted for various non-cash items including $27.6 million of interest expense on our 2009 Notes paid in the form of additional notes, $9.7 million of capitalized interest costs, $3.9 million of amortization of debt issuance costs and debt discount allocated to the embedded beneficial conversion feature of the 2009 Notes and stock-based compensation expense of $2.4 million.

For the three months ended March 31, 2009, the primary source of cash provided by investing activities was net proceeds from sales of investment securities of $6 million, partially offset by capital expenditures of $4 million associated with our MSS/ATC System and ICO mim service. Cash used in investing activities for the three months ended March 31, 2008 consisted primarily of $85.9 million of net purchases of available-for-sale investment securities and $26.8 million of capital expenditures related to our MSS/ATC System and ICO mim service, a significant portion of which related to satellite launch insurance.

For the three months ended March 31, 2009, cash used in financing activities consisted of $91,000 in payments of withholding taxes on restricted stock awards. There was no cash used in financing activities for the three months ended March 31, 2008.

Contractual Obligations. Our primary contractual obligations include our 2009 Notes and 2009 Credit Facility as well as payments and other obligations associated with the development of our MSS/ATC System and ICO mim service. In the table below, we set forth our contractual obligations as of March 31, 2009 (in millions):

	Total	Remainder of 2009	Years ending December 31,
			2010-2011	2012-2013	2014 and thereafter
Debt obligations, including interest(1)(2)	$813.2	$813.2	$—	$—	$—
Purchase obligations(3)	52.7	25.5	6.7	2.1	18.4
Satellite system operating obligations(4)	22.5	4.7	4.4	2.3	11.1
Capital lease obligations, including interest	24.6	23.2	1.4	—	—
Operating lease obligations	4.0	1.2	2.1	0.7	—

Total	$917.0	$867.8	$14.6	$5.1	$29.5

(1)

In August 2005, ICO North America completed the sale of its 2009 Notes. The 2009 Notes bear interest at a rate of 7.5% per year, payable semiannually in arrears in cash on February 15 and August 15. Subject to the satisfaction of certain conditions and certain exceptions, for the period from August 16, 2007 through August 15, 2009, ICO North America has the option of paying interest with additional notes in lieu of cash at an increased rate of 8.5% per annum. ICO North America elected to make its February 15, 2008, August 15, 2008 and February 15, 2009 interest payments in the form of additional notes and currently anticipates it will elect to make future interest payments in the form of additional notes as well, which will result in $767.6 million due at maturity. Therefore, the rate used to accrue interest on the outstanding 2009 Notes has been adjusted to 8.5% per annum effective August 16, 2007.

The 2009 Notes also contain covenants, including, but not limited to, restrictions on ICO North America’s future indebtedness and the payment of dividends. In addition, all of ICO North America’s stock is pledged and all of its existing and future assets are held as collateral for the 2009 Notes.

On May 1, 2009, ICO North America entered into a Note Forbearance Agreement with the Majority Note Holders and the trustee, among others, pursuant to which the Majority Note Holders have agreed to, and to direct the trustee to, temporarily forbear from exercising rights and remedies against ICO North America with respect to the Payment Default. The Note Forbearance Agreement contains a term and conditions similar to the Second Forbearance Agreement, as well as additional terms, but does not require payment. In addition, the Second Forbearance Agreement and the Notes Forbearance Agreement contain similar events of termination.

If the Note Forbearance Agreement terminates, the Majority Note Holders or the trustee could declare the 2009 Notes due and payable and initiate remedies against the collateral.

(2)	In March 2008, ICO North America entered into its 2009 Credit Facility. The transaction closed on April 7, 2008 at which time the entire amount of the facility was drawn. The 2009 Credit Facility matures on May 1, 2009 and bears interest at a rate of 12.5% per year which is payable at maturity. As of March 31, 2009, the total amount due at maturity is expected to be $45.6 million.

ICO North America has the option of repaying the facility at a premium of 2.5% to face value if repayment occurs within six months of the closing date, with the premium declining ratably thereafter to par at maturity. ICO North America will be required to prepay the facility in the event of any extraordinary receipts and certain asset sales, including 50% of the cumulative proceeds from the sale of ARS that exceed $57 million, with the proceeds of certain issuances of debt and capital stock, and in certain circumstances with insurance and condemnation proceeds. The 2009 Credit Facility contains other terms, conditions and affirmative and negative covenants. ICO North America is also required to maintain liquidity, which is defined as cash, cash equivalents and the market value of ARS, of $5 million.

On April 3, 2009, ICO North America entered into a Forbearance Agreement with the administrative agent and the holders of the 2009 Credit Facility, among others, pursuant to which the administrative agent and the holders of the 2009 Credit Facility have agreed to temporarily forbear from exercising rights and remedies against ICO North America with respect to the Going Concern Default. The Forbearance Agreement was effective until the earlier of May 1, 2009 (the maturity date for the 2009 Credit Facility) or a termination event, as defined under the Forbearance Agreement. In consideration for the Forbearance Agreement, ICO North America paid a fee equal to 0.75% of the existing principal and the default interest rate provided under the 2009 Credit Facility increased to 14.5% during the term of the Forbearance Agreement.

On May 1, 2009, ICO North America entered into a Second Forbearance Agreement with the administrative agent and the holders of the 2009 Credit Facility, among others, pursuant to which the administrative agent and the holders of the 2009 Credit Facility have agreed to temporarily forbear from exercising rights and remedies against ICO North America with respect to the Payment Default and the Going Concern Default. The Second Forbearance Agreement is effective until the earlier of May 15, 2009 or a termination event, as defined under the Second Forbearance Agreement. The Second Forbearance Agreement can be extended for an additional three week period in certain circumstances if ICO North America is able to obtain a commitment to fund the repayment of the 2009 Credit Facility or is able to secure the no cost loans as outlined in the UBS settlement agreement. ICO North America must meet a number of conditions for the continued effectiveness of the Second Forbearance Agreement. In consideration for the Second Forbearance Agreement, ICO North America is paying a fee equal to 1.25% of the existing principal and interest will be paid during the term of the Second Forbearance Agreement at a rate of 16.0%. In the event there is a partial repayment of the 2009 Credit Facility, the fee will be refunded.

If the Second Forbearance Agreement terminates, a majority of the holders of the 2009 Credit Facility or the administrative agent could declare the 2009 Credit Facility due and payable and initiate remedies against the collateral.

(3)	We have an agreement with Loral to design, develop, manufacture, test and deliver ICO G1 and to develop, test and implement a GBBF system related to the operation of ICO G1. ICO G1 was delivered in February 2008 and was successfully launched on April 14, 2008. Loral has completed the satellite in-orbit testing and space segment in-orbit testing (GBBF working with ICO G1), and on December 23, 2008, we accepted the space segment. We may be obligated to make future in-orbit performance incentive payments over the design life of ICO G1 under our agreement with Loral. These satellite performance incentives are payable in future periods dependent on the continued satisfactory performance of ICO G1. Our space segment, including ICO G1, continues to operate nominally and meets all technical performance requirements defined in the space segment contract with Loral and in our in-orbit insurance policy.

We have an agreement with HNS to provide gateway equipment and services for our MSS/ATC System, including the design, manufacture, test and delivery of the radio frequency subsystem, the gateway system controller, the gateway control network and the gateway system interconnections. We accepted the completed gateway system on February 20, 2009. The gateway is located at the HNS facility in North Las Vegas, Nevada. We retain an option through May 2009 to purchase a diverse site radio frequency terminal along with an associated diverse site facility. We also have an agreement with HNS to develop user equipment and a GMR satellite base station for use in our Alpha Trial.

We have an agreement with Alcatel-Lucent to provide certain architecture and technical design services to develop and manufacture equipment for our ICO mim service, including repeaters, satellite headend and gateway core equipment. Alcatel-Lucent is responsible for the delivery, installation and testing of this equipment which is an integral part of our ICO mim service.

We have an agreement with Delphi to assist with development of equipment compatible with our ICO mim service that is capable of being manufactured for sale to original equipment manufacturers and aftermarket users as well as to provide us with consultation regarding technical issues related to the advancement of ICO mim.

We have an agreement with Qualcomm whereby Qualcomm will integrate satellite and cellular communication technology in select multi-mode mobile baseband chips and include S-band capabilities in select radio frequency chipsets. This agreement will enable manufacturers of cellular devices to build products that operate in the S-band frequencies where we operate, both terrestrially and with the satellite. As a result, mobile devices will have the ability to have ubiquitous mobile communications coverage from anywhere in North America, including areas where traditional cellular service is currently unavailable or unreliable. In connection with this agreement, we have entered into a mutual non-assertion agreement with SkyTerra related to relevant aspects of our respective patent portfolios.

As of March 31, 2009, we had purchase obligations of approximately $52.7 million related to the agreements above as well as other secondary agreements related to the development of our MSS/ATC System and ICO mim service. Approximately $28.3 million of this amount, the majority of which relates to the achievement of certain construction, delivery and deployment milestones related to the development of the MSS/ATC System and the completion of certain agreed-upon services associated with our ICO mim service, is payable from 2009 to 2011. Additional payments of $24.4 million, including interest, related to in-orbit satellite performance incentives associated with ICO G1, are payable from 2009 through 2023.

(4)	We have agreements with Intelsat to provide satellite operational services to support the TT&C system of ICO G1 and F2. Under these agreements, we are obligated to pay Intelsat a recurring, monthly fee associated with TT&C and other satellite support services. We also have an agreement with HNS to provide operations, maintenance and hosting services for our GEO gateway located in North Las Vegas, Nevada. In addition to these agreements, we have commitments for operational services related to our MEO satellite and certain MEO SAN sites. As of March 31, 2009, we had satellite system operating commitments of approximately $22.5 million related to these agreements as well as other secondary agreements related to the operation of our MSS/ATC System and our MEO satellite system.

Under the terms of the indenture governing the 2009 Notes and the 2009 Credit Facility, we are required to obtain launch insurance and maintain in-orbit insurance coverage, each in an amount equal to the full replacement cost of ICO G1. In March 2009, we procured a renewal of our in-orbit insurance coverage in an amount greater than the full replacement cost of ICO G1. This in-orbit policy begins at the end of the original launch and in-orbit policy, April 14, 2009, and continues until April 14, 2010.

As of March 31, 2009, we have recorded a liability related to uncertain tax positions for income taxes, interest and penalties of $10.9 million. Settlement of this liability, including timing of future payment, if any, is currently uncertain. As a result, this amount was not included in our table of contractual obligations above.

Risks and Uncertainties

Certain risks and uncertainties that could materially affect our future results of operations or liquidity are discussed under “Part II—Other Information, Item 1A. Risk Factors” in this quarterly report and in our 2008 10-K. In particular, these risks and uncertainties include, but are not limited to, the following matters:

•

The 2009 Credit Facility and the 2009 Notes must be repaid in May 2009 and August 2009, respectively. As of March 31, 2009, the total amounts due at maturity are expected to be $45.6 million and $767.6 million, respectively. As a development stage company, ICO North America does not currently generate any operational cash flow nor do we expect it to generate sufficient cash flow in the future to be able to repay the 2009 Credit Facility and 2009 Notes at maturity. Failure to repay the 2009 Credit Facility would constitute an event of default under the 2009 Notes. ICO North America is actively pursuing a refinancing of the 2009 Credit Facility and 2009 Notes in order to fund their maturity.

On April 3, 2009, ICO North America entered into a Forbearance Agreement with the administrative agent and the senior holders of the 2009 Credit Facility, among others, pursuant to which the administrative agent and the holders of the 2009 Credit Facility have agreed to temporarily forbear from exercising rights and remedies against ICO North America with respect to the Going Concern Default. The Forbearance Agreement was effective until the earlier of May 1, 2009 (the maturity date for the 2009 Credit Facility) or a termination event, as defined under the Forbearance Agreement. In consideration for the Forbearance Agreement, ICO North America paid a fee equal to 0.75% of the existing principal and the default interest rate provided under the 2009 Credit Facility increased to 14.5% during the term of the Forbearance Agreement.

On May 1, 2009, ICO North America entered into a Second Forbearance Agreement with the administrative agent and the holders of the 2009 Credit Facility, among others, pursuant to which the administrative agent and the holders of the 2009 Credit Facility have agreed to temporarily forbear from exercising rights and remedies against ICO North America with respect to the Payment Default and the Going Concern Default. The Second Forbearance Agreement is effective until the earlier of May 15, 2009 or a termination event, as defined under the Second Forbearance Agreement. The Second Forbearance Agreement can be extended for an additional three week period in certain circumstances if ICO North America is able to obtain a commitment to fund the repayment of the 2009 Credit Facility or is able to secure the no cost loans as outlined in the UBS settlement agreement. ICO North America must meet a number of conditions for the continued effectiveness of the Second Forbearance Agreement. In consideration for the Second Forbearance Agreement, ICO North America is paying a fee equal to 1.25% of the existing principal and interest will be paid during the term of the Second Forbearance Agreement at a rate of 16.0%. In the event there is a partial repayment of the 2009 Credit Facility, the fee will be refunded.

Also on May 1, 2009, ICO North America entered into a Note Forbearance Agreement with the Majority Note Holders and the trustee, among others, pursuant to which the Majority Note Holders have agreed to, and to direct the trustee to, temporarily forbear from exercising rights and remedies against ICO North America with respect to the Payment Default. The Note Forbearance Agreement contains a term and conditions similar to the Second Forbearance Agreement, as well as additional terms, but does not require payment. In addition, the Second Forbearance Agreement and the Notes Forbearance Agreement contain similar events of termination.

If the forbearance agreements terminate or if the debt is not refinanced, a majority of the holders of the 2009 Credit Facility or the administrative agent could declare the 2009 Credit Facility due and payable and initiate remedies against the collateral, and the Majority Note Holders or the trustee could declare the 2009 Notes due and payable and initiate remedies against the collateral.

Based on the current credit crisis and volatility in the capital markets, there is no assurance that this refinancing will be completed on terms acceptable to us, if at all. The outcome of these events cannot be predicted at this time, which raises substantial doubt about our ability to continue as a going concern.

•

There are many risks inherent in maintaining a satellite. We have obtained one year of in-orbit insurance coverage, and intend to maintain such in-orbit coverage in the future. We have obtained insurance containing customary satellite insurance exclusions and/or deductibles. As is common in the industry, we are not insuring against business interruption, lost revenues or delay of revenues in the event of a total or partial loss of the communications capacity or life of our satellite. The total amount of insurance we may receive through the policy may not cover the cost to launch or insure a replacement satellite. Accordingly, we are not fully insured for all of the potential losses that may be incurred in the event of a satellite system failure.

Nearly all critical items in the satellite are redundant. ICO G1 contains 24 master locator oscillator (“MLO”) pairs (primary and redundant). Two of these MLO pairs for the return link may have lost some functionality in their primary unit and are now operating on their redundant, back-up unit. In the event there is a failure to the back-up unit with respect to these two MLO pairs, there could be degradation in the return link for users in some parts of the United States. Also, our in-orbit insurance policy would not cover such degradation in performance of the satellite with respect to a loss associated with those two MLO pairs. However, there may be mitigation techniques available on the ground using GBBF that could eliminate some or all of the impact of a failed MLO on the return link. All other MLOs on ICO G1 are operating nominally.

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

•

During the first quarter of 2008, we used the proceeds from the sale and maturity of certain of our investments and cash and cash equivalents to purchase student loan backed ARS that have become illiquid due to failed auctions. As of March 31, 2009, we held ARS with a par value of approximately $74.4 million and fair value of $59.8 million. Excluding our short-term debt obligations, we intend to fund our remaining working capital needs for the next 12 months with cash on hand and liquidity generated from settlement activity related to our ARS. To the extent the ARS settlement activity does not generate sufficient liquidity required by our operating plan, or we do not secure additional funding, we plan to significantly reduce our operating and development expenditures, which would include, among others, capital expenditures for the terrestrial network development of our MSS/ATC System, related personnel and vendor support, and other overhead.

•

We are engaged in litigation with BSSI and Boeing arising out of agreements for the development and launch of our MEO satellites. In October 2008, after a three-month trial, the jury found that BSSI had breached its contract with ICO Operations and engaged in fraud, and that BSSI’s parent, Boeing, had tortiously interfered with our contract. The jury further found that in dealing with us, BSSI and Boeing acted with malice, oppression or fraud. The verdicts totaled $371 million in compensatory damages and $236 million in punitive damages. On January 2, 2009, judgment was entered in favor of ICO, including $24 million of pre-judgment interest, in the amount of $631 million. On February 26, 2009, the Court denied six of the seven Boeing/BSSI post-trial motions and granted one motion regarding pricing fraud, reducing the judgment by approximately $28 million, or 4%. As a result, the judgment previously entered on the jury’s compensatory and punitive damages verdicts against both Boeing and its satellite subsidiary became final in the amount of $603.2 million. Other than determining the amount of recoverable costs to which we are entitled, these rulings were the last step in the trial court process that began in 2004. Beginning January 2, 2009, post-judgment interest will accrue on the full judgment amount at the rate of 10% per annum (simple interest), or approximately $60 million per year. The awards are subject to the risks of appeals and collection. Boeing and BSSI filed their notice of appeal on March 6, 2009, and we filed our notice of appeal on March 24, 2009. Through March 31, 2009, we have incurred approximately $19.1 million in pursuing this litigation and expect we will continue to incur additional costs through the ultimate resolution which is uncertain. To the extent the verdict reached in our case becomes subject to appeal, it is unlikely that we will generate any liquidity from this verdict in the next 12 months. If we are unable to continue to fund the litigation, or if we do not substantially prevail on appeal, this could materially negatively impact our liquidity and cash position.

•

There is considerable uncertainty as to how legacy MEO satellite systems, such as ours, would be treated in any new regulatory environment in Europe. While we continue to have dialogue with the appropriate regulatory authorities, the fact that we have been unable to fully deploy our MEO satellite system also continues to create regulatory uncertainty. We have received communications from Ofcom stating that, pending the outcome of any judicial review, it plans to take action by May 23, 2009 to attempt to cancel the ITU filing for coordination priority made on our behalf for our MEO satellite system. If Ofcom does not support us in international forums, and if we are unable to preserve our claim to priority and legacy rights, we will be entitled to pursue international S-band operations on the same terms as all other operators. We have initiated proceedings in the European Court of First Instance seeking the annulment of Decision No. 626/2008/EC of the European Parliament, under which, the EC made a call for applications by October 7, 2008 for pan-European systems to provide MSS. We have also filed an application with the EC as called for in the Decision, without prejudice, pending the outcome of the proceedings in the European Court of First Instance. On November 12, 2008, the EC admitted our application into the EC process. There remains significant uncertainty about our ability to continue development of our physical and regulatory MEO assets, depending on the outcome of any judicial proceedings and the EC Call Process, and the further development of a MEO business plan and the associated costs (including the costs to comply with the final milestone or any new milestones imposed) and the evolution of the regulatory environment for S-band systems globally, particularly in Europe, as well as the success of discussions with potential partners who could provide funding for the development of the MEO satellite system.

We are subject to additional risks and uncertainties discussed under “Part II—Other Information” in this quarterly report and in “Item 1A. Risk Factors” in our 2008 10-K, that could adversely affect the planned development, operation or commercialization of our MSS/ATC System and our costs, competitive position, financial condition and ability to realize earnings.

Inflation

The impact of inflation on our condensed consolidated financial condition and results of operations was not significant during any of the periods presented.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have assessed our vulnerability to certain market risks, including interest rate risk associated with our available-for-sale and trading securities, 2009 Credit Facility, 2009 Notes, accounts payable, capital lease obligations, and cash and cash equivalents and foreign currency risk associated with our capital lease obligations and cash held in foreign currencies.

As of March 31, 2009, our cash and investment portfolio consisted of fixed income debt securities, including money market funds and ARS, with a fair value of approximately $82.9 million. The primary objective of our investments in fixed income securities is to preserve principal, while maximizing returns and minimizing risk, and our policies require, at the time of purchase, that we make these investments in short-term, high rated securities.

Our ARS are classified as trading or available-for-sale securities. Trading securities are recorded at fair value with unrealized holdings gains and losses included in net income (loss). For available-for-sale securities with an active market, unrealized gains and losses are recorded in accumulated other comprehensive income (loss). Losses will not be recognized in the condensed consolidated statements of operations unless the individual securities are sold prior to recovery or determined to be other-than-temporarily impaired.

As described in Note 4 to our condensed consolidated financial statements, during the first quarter of 2008 we used the proceeds from the sale and maturity of certain of our investments and cash and cash equivalents to purchase student loan backed ARS. As of March 31, 2009, we held ARS with a par value of approximately $74.4 million and fair value of $59.8 million. Our ARS, which were purchased in accordance with our investment policy, are primarily AAA/Aaa rated and are collateralized by student loans. As a result of the impact of the current conditions in the global financial markets, these ARS have experienced multiple failed auctions. Since our ARS are not currently actively trading, cash from the sale of these ARS is not immediately available. Due to the uncertainty in the ARS market, our assessment of the period to recovery and our liquidity needs during the period until recovery, we have determined that these ARS are other-than-temporarily impaired and recognized unrealized losses on our condensed consolidated statement of operations for the three months ended March 31, 2009.

A portion of the market risk associated with our ARS portfolio has been reduced by a settlement offer from UBS that we accepted on November 14, 2008. Under this settlement, UBS agreed to purchase Eligible ARS it sold to us prior to February 13, 2008. Under the terms of the settlement, at our option, we can require UBS to purchase the Eligible ARS from us at par value during the period of June 30, 2010 through July 2, 2012. Conversely, UBS has the right, at its discretion, to purchase or sell the Eligible ARS at any time until July 2, 2012, so long as we receive payment at par value upon any sale or disposition. UBS will also provide us with access to loans for a period until June 30, 2010 for an amount up to 75% of the market value of Eligible ARS, subject to certain restrictions in the indenture governing our 2009 Notes and 2009 Credit Facility. In addition, in December 2008, UBS reimbursed us $1.8 million for losses incurred on the sale of Eligible ARS in July of 2008. As of March 31, 2009, we held Eligible ARS with a par value of approximately $39.7 million. In April 2009, we sold $7 million par value of Eligible ARS for cash proceeds of $4.3 million and sold $3.5 million par value of our available-for-sale ARS for $2.2 million of cash proceeds.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our acting chief executive officer/executive vice president and chief financial officer, evaluate the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). These disclosure controls and procedures ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial and accounting officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of March 31, 2009, based on an evaluation of our disclosure controls and procedures, our acting chief executive officer/ executive vice president and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no other changes in our internal control over financial reporting during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factor disclosure included under Part I, Item 1A. of our 2008 10-K has not changed materially other than as noted below.

Our primary subsidiary, ICO North America, has not generated sufficient cash to repay its 2009 Credit Facility and 2009 Notes upon maturity in May 2009 and August 2009, respectively.

As an update to the information included under the heading “Our primary subsidiary, ICO North America, has not generated sufficient cash to repay its 2009 Credit Facility and 2009 Notes upon maturity in May 2009 and August 2009, respectively,” in the risk factor section of our 2008 10-K, on April 3, 2009, ICO North America entered into a Forbearance Agreement (“Forbearance Agreement”) with the administrative agent and the holders of the 2009 Credit Facility, among others, pursuant to which the administrative agent and the holders of the 2009 Credit Facility have agreed to temporarily forbear from exercising rights and remedies against ICO North America with respect to specified defaults under the 2009 Credit Facility arising from the fact that the ICO North America 2008 consolidated financial statements contained an explanatory paragraph regarding substantial doubt about its ability to continue as a going concern (“Going Concern Default”). The Forbearance Agreement was effective until the earlier of May 1, 2009 (the maturity date for the 2009 Credit Facility) or a termination event, as defined under the Forbearance Agreement. In consideration for the Forbearance Agreement, ICO North America paid a fee equal to 0.75% of the existing principal and the default interest rate provided under the 2009 Credit Facility increased to 14.5% during the term of the Forbearance Agreement.

On May 1, 2009, ICO North America entered into an additional forbearance agreement dated as of April 30, 2009 (“Second Forbearance Agreement”) with the administrative agent and the holders of the 2009 Credit Facility, among others, pursuant to which the administrative agent and the holders of the 2009 Credit Facility have agreed to temporarily forbear from exercising rights and remedies against ICO North America with respect to specified defaults under the 2009 Credit Facility arising from the fact that ICO North America failed to repay the 2009 Credit Facility and related obligations on the maturity date of May 1, 2009 (“Payment Default”), as well as the Going Concern Default. The Second Forbearance Agreement is effective until the earlier of May 15, 2009 or a termination event, as defined under the Second Forbearance Agreement. The Second Forbearance Agreement can be extended for an additional three week period in certain circumstances if ICO North America is able to obtain a commitment to fund the repayment of the 2009 Credit Facility or is able to secure the no cost loans as outlined in the UBS settlement agreement. ICO North America must meet a number of conditions for the continued effectiveness of the Second Forbearance Agreement. In consideration for the Second Forbearance Agreement, ICO North America is paying a fee equal to 1.25% of the existing principal and interest will be paid during the term of the Second Forbearance Agreement at a rate of 16.0%. In the event there is a partial repayment of the 2009 Credit Facility, the fee will be refunded.

Also on May 1, 2009, ICO North America entered into a forbearance agreement dated as of April 30, 2009 (“Note Forbearance Agreement”) with the holders of a majority of aggregate principal amount of the 2009 Notes (“Majority Note Holders”) and the trustee, among others, pursuant to which the Majority Note Holders have agreed to, and to direct the trustee to, temporarily forbear from exercising rights and remedies against ICO North America with respect to the Payment Default. The Note Forbearance Agreement contains a term and conditions similar to the Second Forbearance Agreement, as well as additional terms, but does not require payment. In addition, the Second Forbearance Agreement and the Notes Forbearance Agreement contain similar events of termination.

If the forbearance agreements terminate or if the debt is not refinanced, a majority of the holders of the 2009 Credit Facility or the administrative agent could declare the 2009 Credit Facility due and payable and initiate remedies against the collateral, and the Majority Note Holders or the trustee could declare the 2009 Notes due and payable and initiate remedies against the collateral.

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

Date	Title	Number of shares	Consideration
March 2, 2009	Class A common stock	500,000(1)	—

(1)	Issued as compensation to Eagle River, Inc., for advisory services performed from December 1, 2008 through February 28, 2009.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Ex. 31.1*	Certification of the principal executive officer and principal accounting and financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

Ex. 32.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

*	Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

ICO GLOBAL COMMUNICATIONS (HOLDINGS) LIMITED
(Registrant)

Dated: May 11, 2009	By:	/s/ MICHAEL P. CORKERY
Michael P. Corkery
Acting Chief Executive Officer (Principal Executive Officer) and Executive Vice
President, Chief Financial Officer
(Principal Financial and Accounting Officer)