Form 10-Q
period 2009-06-30
ICO Global Communications (Holdings) LTD
filed 2009-08-17
CIK 1359555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 3, 2009, the registrant had 154,570,700 shares of Class A common stock and 53,660,000 shares of Class B common stock outstanding.

ICO GLOBAL COMMUNICATIONS (HOLDINGS) LIMITED

FORM 10-Q

For the three and six months ended June 30, 2009

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$11,342	$29,261
Investments – available-for-sale securities	—	5,961
Prepaid expenses and other current assets	1,063	8,890

Total current assets	12,405	44,112
Property in service – net of accumulated depreciation of $260 and $953, respectively	470	1,059
Satellite system under construction	—	544,514
Investments – available-for-sale securities	—	29,214
Investments – trading securities	—	34,210
Debt issuance costs – net of accumulated amortization of $24,225	—	5,333
Other assets	440	5,522
Investment in DBSD	23,650	—

Total	$36,965	$663,964

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY IN ASSETS
Current liabilities:
Accounts payable	$426	$556
Accrued satellite system construction payable	—	8,973
Accrued expenses	18,750	21,503
Deferred satellite performance incentives	—	1,680
Payable to affiliates	1,140	—
Accrued interest	19,617	39,171
Working capital facility	—	43,722
Convertible debt – net of discount of $5,824	—	700,488
Current portion of capital lease obligations	17,746	15,624

Total current liabilities	57,679	831,717
Capital lease obligations, less current portion	—	1,296
Income tax	12,023	11,058
Deferred satellite performance incentives	—	9,204
Other	—	3,200

Total liabilities	69,702	856,475

Commitments and contingencies (Note 9)
Stockholders’ deficiency in assets:
Preferred stock, $.01 par value, 75,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.01 par value, 900,000,000 shares authorized, 212,692,016 and 212,005,449 shares issued, and 154,580,452 and 154,006,103 shares outstanding	2,127	2,120
Class B convertible common stock, $.01 par value, 150,000,000 shares authorized, 84,663,382 shares issued and 53,660,000 shares outstanding	847	847
Additional paid-in capital	2,754,771	2,790,967
Treasury stock, 58,111,564 and 57,999,346 shares of Class A common stock and 31,003,382 shares of Class B convertible common stock	(877,625)	(877,545)
Accumulated other comprehensive income (loss)	(6,238)	6,695
Deficit accumulated during the development stage	(1,906,619)	(2,115,595)

Total stockholders’ deficiency in assets	(32,737)	(192,511)

Total	$36,965	$663,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data, unaudited)

	Three months ended June 30,		Six months ended June 30,		February 9, 2000 (inception) to June 30, 2009 (development stage period)

	2009	2008	2009	2008
Operating expenses:
General and administrative	$12,657	$12,755	$29,671	$30,042	$703,701
Research and development	95	639	1,639	2,245	83,787
Contract settlements	—	—	—	—	(74,955)
Impairment of property under construction	—	—	—	—	1,438,304
Loss on disposal of assets	—	—	—	—	11,117

Total operating expenses	12,752	13,394	31,310	32,287	2,161,954

Operating loss	(12,752)	(13,394)	(31,310)	(32,287)	(2,161,954)

Interest income	121	970	542	2,763	138,266
Interest expense	(12,464)	(10,071)	(34,787)	(19,313)	(265,597)
Gain on deconsolidation of DBSD	281,445	—	281,445	—	281,445
Other expense	(1,024)	(6,916)	(6,393)	(10,759)	(5,105)

Income (loss) before income taxes	255,326	(29,411)	209,497	(59,596)	(2,012,945)
Income tax benefit (expense)	(231)	(247)	(521)	(780)	116,058

Net income (loss) before cumulative effect of change in accounting principle	255,095	(29,658)	208,976	(60,376)	(1,896,887)
Cumulative effect of change in accounting principle	—	—	—	—	(1,944)

Net income (loss)	$255,095	$(29,658)	$208,976	$(60,376)	$(1,898,831)

Basic and diluted income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$1.23	$(0.15)	$1.01	$(0.30)	$(9.72)
Cumulative effect of change in accounting principle	—	—	—	—	(0.01)

Basic and diluted income (loss) per share	$1.23	$(0.15)	$1.01	$(0.30)	$(9.73)

Weighted average shares outstanding used to compute basic and diluted income (loss) per share	207,874,061	200,579,873	207,657,762	199,502,031	195,097,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,		February 9, 2000 (inception) to June 30, 2009 (development stage period)

	2009	2008	2009	2008
Net income (loss)	$255,095	$(29,658)	$208,976	$(60,376)	$(1,898,831)
Other comprehensive loss:
Cumulative translation adjustments	(14,522)	(324)	(12,932)	(1,441)	(6,238)

Comprehensive income (loss)	$240,573	$(29,982)	$196,044	$(61,817)	$(1,905,069)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Six months ended June 30,		February 9, 2000 (inception) to June 30, 2009 (development stage period)

	2009	2008
Operating activities:
Net income (loss)	$208,976	$(60,376)	$(1,898,831)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	3,685	4,548	45,132
Depreciation	181	269	4,433
Non-cash interest expense	7,374	8,418	54,638
Non-cash settlement of litigation matter	—	2,385	2,385
Gain on deconsolidation of DBSD	(281,445)	—	(281,445)
Unrealized foreign exchange (gains) losses	2,252	(125)	(6,231)
Losses on disposal of assets	—	—	11,117
Deferred income tax benefit	—	—	(103)
Impairment of property under construction	—	—	1,438,304
Gain on contract settlements	—	—	(74,955)
Gain on Nextel share-pledge derivative	—	—	(9,168)
Deferred income tax credit	—	—	(121,928)
Realized losses on sales of investment securities	5,145	—	7,779
Unrealized (gains) losses on investment securities	(1,608)	11,117	11,378
Fair value adjustment for ARS Put Option	690	—	(4,442)
Amortization of capitalized SAN operator incentive	—	—	2,593
Cost of issuance of shares to distribution partners	—	—	37,440
Other	500	—	30,213
Other changes in certain assets and liabilities:
Prepaid expenses and other current/non-current assets	4,336	(7,096)	45,866
Accrued interest income	57	381	159
Accounts payable	2,028	472	1,638
Accrued interest payable	27,131	10,930	84,479
Other accrued expenses	(1,287)	291	64,534

Net cash used in operating activities	(21,985)	(28,786)	(555,015)

Investing activities:
Proceeds from launch insurance	—	—	225,000
Debtor in possession advance in relation to Old ICO	—	—	(275,000)
Acquisition of net assets of Old ICO	—	—	(117,590)
Cash received from Old ICO at acquisition	—	—	107,436
Restricted cash	—	825	(5,074)
Purchases of satellite system under construction	(4,059)	(55,104)	(414,618)
Purchases of property under construction	—	—	(497,890)
Purchases of property in service	(14)	(68)	(3,548)
Investments in unconsolidated subsidiaries	(3,848)	—	(6,221)
Purchases of other assets	—	—	(14,000)
Purchases of investment securities	—	(126,850)	(4,404,343)
Maturities and sales of investment securities	12,505	44,254	4,332,756
Purchases of restricted investments	—	—	(94,283)
Maturities and sales of restricted investments	—	—	94,305
Proceeds from contract amendments	—	—	44,434
Proceeds from sale of assets	—	—	12,106

Net cash provided by (used in) investing activities	4,584	(136,943)	(1,016,530)

Financing activities:
Net proceeds from issuance of common stock	—	27,500	625,353
Proceeds from exercise of stock options	—	—	139
Net proceeds from issuance of convertible notes	—	—	620,442
Net proceeds from working capital facility	—	37,539	37,539
Proceeds from sales of subsidiary stock and stock options	—	—	9,920
Payment of withholding taxes from stock awards	(101)	(94)	(937)
Advances from affiliates	2,254	—	326,649
Repayment of advances from affiliates	—	—	(324,395)
Repayment of note payable to Eagle River	—	—	(37,500)
Repayment of operator financing	—	—	(5,727)
Proceeds from pledge of Nextel shares	—	—	351,600
Proceeds from loan from Teledesic LLC	—	—	20,000
Acquisition of ICO shares from minority interest stockholder	—	—	(30,868)

Net cash provided by financing activities	2,153	64,945	1,592,215

Effect of foreign exchange rate changes on cash	(2,671)	107	(9,328)

Net increase (decrease) in cash and cash equivalents	(17,919)	(100,677)	11,342
Cash and cash equivalents—beginning of period	29,261	146,657	—

Cash and cash equivalents—end of period	$11,342	$45,980	$11,342

(continued)

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows (Continued)

(In thousands, except share data, unaudited)

	Six months ended June 30,		February 9, 2000 (inception) to June 30, 2009 (development stage period)

	2009	2008
Supplemental disclosures:
Income taxes paid	$—	$388	$7,870
Interest paid	339	56	150,948
Capitalized interest	1,054	20,968	98,504
Supplemental disclosure of non-cash activities:
Issuance of Class A common shares in respect of investment in Ellipso, Inc.	—	—	6,863
Issuance of Class B common shares in respect of investment in Ellipso, Inc.	—	—	74
Issuance of Class A common shares in respect of investment in Constellation Communications Holdings, Inc.	—	—	904
Issuance of Class A common shares for settlement of litigation matter	—	2,385	2,385
Issuance of Class A common shares for advisory services	250	250	1,778
Issuance of Class A common shares for stock-based compensation	136	270	3,744
Payment in form of ARS as compensation for advisory services	500	—	500
Decrease in accrued satellite system construction payable, net of liquidated damages	(8,973)	(4,901)	—
Equipment acquired in capital lease agreements	—	—	42,096
Issuance of warrants for the repayment of debt	—	—	4,950
Interest payment on convertible debt in the form of additional notes	29,964	27,569	86,276
Investment in DBSD	23,650	—	23,650
The following securities of ICO arose from the acquisition of Old ICO’s net assets:
93,700,041 Class A common shares and options to acquire Class A common shares issued	—	—	679,873
31,003,382 Class B common shares issued	—	—	275,000
1,600,000 Class A common shares issued to distribution partners	—	—	16,720
200,000 Class A common shares committed to distribution partners	—	—	2,090
50,000,000 warrants issued to acquire Class A common shares	—	—	180,000

(concluded)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Business

ICO Global Communications (Holdings) Limited (“ICO Global”), along with its subsidiaries (collectively referred to as “Company”), is a next-generation mobile satellite service (“MSS”) operator. The Company has several medium earth orbit (“MEO”) satellites in advanced stages of completion and has successfully launched one MEO satellite (“F2”). The Company continues to explore the development of a business plan outside of North America which would use its MEO physical and regulatory assets and has signed several contracts to further evaluate the usability and augmentation of a MEO satellite system.

The Company’s majority-owned subsidiary, DBSD North America, Inc. (formerly ICO North America, Inc.), along with its subsidiaries, (collectively referred to as “DBSD”), is developing an advanced next-generation hybrid mobile satellite service/ancillary terrestrial component system (“MSS/ATC System”) combining both satellite and terrestrial communications capabilities. The MSS/ATC System will allow DBSD to provide wireless voice, video, data and/or Internet service throughout the United States on mobile and portable devices. DBSD is currently in the process of demonstrating the operational status of its mobile MSS system on a trial basis.

On May 15, 2009, ICO Global, DBSD, and certain holders of DBSD’s $650 million aggregate principal amount of convertible notes due in August 2009 (“2009 Notes”) executed a Support Agreement (“Support Agreement”) in connection with restructuring of the 2009 Notes and restructuring of the DBSD $40 million working capital facility due in May 2009 (“2009 Credit Facility”). The Support Agreement required DBSD, among other things, to file for Chapter 11 of Title 11 of the United States Bankruptcy Code by May 15, 2009. As a result, on May 15, 2009, DBSD filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code (“Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”).

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB Statement No. 51 (“SFAS 160”) a parent shall deconsolidate a subsidiary as of the date the parent ceases to have a controlling interest in the subsidiary. Bankruptcy represents a condition which can preclude consolidation as control rests with the bankruptcy court, rather than the majority owner. Accordingly, due to the Company’s loss of control of DBSD as a result of the Chapter 11 Cases, the Company has deconsolidated DBSD from its financial operating results effective May 15, 2009.

In order to exit the Chapter 11 Cases successfully, DBSD is required to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization or liquidation that satisfies the requirements of the Bankruptcy Code. On May 30, 2009, DBSD filed its proposed joint plan of reorganization pursuant to Chapter 11 of the Bankruptcy Code (as amended and modified by subsequent filings, the “Plan of Reorganization”) and corresponding disclosure statement (as amended and modified by subsequent filings, the “Disclosure Statement”). The primary purpose of the Plan of Reorganization is to effect the restructuring and substantial de-leveraging of DBSD’s capital structure to bring it into alignment with its future operating prospects and to provide DBSD with greater liquidity. Under the Plan of Reorganization, holders of the 2009 Notes would receive shares of common stock of DBSD representing approximately 95% of its outstanding equity and ICO Global would receive shares of common stock of DBSD representing approximately 5% of its outstanding equity. In addition, ICO Global would receive warrants to purchase at $0.01 per share up to an additional 10% of the equity of DBSD which shall be exercisable upon certain valuation events. As ICO Global does not currently have control or significant influence over the operating decisions of DBSD, and is not expected to regain control or significant influence over DBSD under the Plan of Reorganization, ICO Global will prospectively account for its remaining investment in DBSD as a cost method investment. See Note 5 for a discussion of the deconsolidation of DBSD and ICO Global’s accounting for its cost method investment in DBSD on a prospective basis.

2. Development Stage Enterprise

The Company is a development stage enterprise as defined in SFAS No. 7, Accounting and Reporting by Development Stage Enterprises (“SFAS 7”), and will continue to be so until it commences commercial operations. The development stage is from February 9, 2000 (inception) through June 30, 2009. As described in Note 1, the Company continues to explore the development of a business plan outside of North America which would use its MEO physical and regulatory assets. The Company is not currently generating revenue from operations and may be unable to obtain funding necessary to fund its future working capital requirements or achieve positive cash flow from operations. As of June 30, 2009, the Company had a working capital deficit (current liabilities exceeded current assets) of approximately $45 million. This deficit is primarily due to MEO satellite access node (“SAN”) obligations of $54.4 million (See Note 6), which are classified as current liabilities due to their contractual commitments. These SAN obligations are not anticipated to require significant cash payments during the next twelve months.

The Company intends to fund its remaining working capital needs for the next 12 months with cash on hand and cash equivalents. The Company’s existing cash and cash equivalents may not be sufficient to fund its remaining working capital needs in the event of unanticipated expenditures requiring cash payment. If that occurs, the Company would need to secure additional financing, which may include selling securities under its effective shelf registration statement. In the event that the Company is not able to realize its assets in the ordinary course of business, and is forced to realize the assets by divestment, there is no assurance that the carrying value of the assets could be recovered.

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

Management has evaluated events occurring between the end of its most recent fiscal quarter and August 17, 2009, the date of the filing of these condensed consolidated financial statements.

Use of Estimates—The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of June 30, 2009, significant estimates were used when accounting for the Company’s investment in DBSD, income taxes, contingencies and stock-based compensation awards, among others. As of December 31, 2008, significant estimates were used when accounting for income taxes, contingencies, asset useful lives, valuations of auction rate securities (“ARS”) and stock-based compensation awards, among others. Actual results could differ from those estimates. Estimates are evaluated on an ongoing basis.

Cash and Cash Equivalents—Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities from the date of purchase of 90 days or less. As of June 30, 2009, DBSD has been deconsolidated and its cash and cash equivalents are no longer included in the Company’s condensed consolidated balance sheet. Cash and cash equivalents are comprised of the following (in thousands):

	June 30, 2009	December 31, 2008
Cash	$513	$2,334
Money market funds	10,829	26,927

	$11,342	$29,261

Investments (Available-for-Sale and Trading Securities)—As of June 30, 2009, DBSD has been deconsolidated and investments in available-for-sale and trading securities held by DBSD are no longer included in the Company’s condensed consolidated balance sheet. As of December 31, 2008, the Company’s short-term and long-term investments were held in ARS and classified as trading or available-for-sale. The Company’s accounting policies for recording available for sale and trading securities is disclosed in its 2008 10-K.

Prepaid Expenses and Other Current Assets—As of June 30, 2009, prepaid expenses and other current assets consist primarily of prepayments related to director and officer’s insurance as well as security deposits associated with certain of the Company’s leased facilities. As of December 31, 2008, prepaid expenses and other current assets consisted primarily of payments made for satellite in-orbit insurance and debt issuance costs incurred in connection with issuance of DBSD’s 2009 Credit Facility.

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

Other Assets—As of June 30, 2009, other assets consists primarily of long-term security deposits associated with the Company’s leased facilities. As of December 31, 2008, other assets consisted primarily of a put option associated with a settlement agreement with UBS Financial Services, Inc. (“UBS”) whereby UBS agreed to purchase certain ARS it sold to DBSD (“ARS Put Option”). Effective May 15, 2009, DBSD was deconsolidated and its ARS Put Option is no longer included in the Company’s condensed consolidated balance sheet.

Impairment of Long-Lived Assets—Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the carrying values of long-lived assets are reviewed whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Management considers whether specific events have occurred in determining whether long-lived assets are impaired at each balance sheet date or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The determination of whether impairment exists is based on any excess of the carrying value over the expected future cash flows. Any resulting impairment charge is measured based on the difference between the carrying value of the asset and its fair value, as estimated using undiscounted future cash flows expected to be generated by the assets. No impairment of long-lived assets was determined as a result of our analyses as of June 30, 2009 and December 31, 2008.

Debt Issuance Costs—As of June 30, 2009, DBSD has been deconsolidated and its debt issuance costs are no longer included in the Company’s condensed consolidated balance sheet. As of December 31, 2008, costs incurred in connection with the issuance of the 2009 Credit Facility and 2009 Notes were capitalized and included in prepaid expenses and other current assets and debt issuance costs on the Company’s condensed consolidated balance sheet. Debt issuance costs associated with the 2009 Credit Facility were being amortized using the effective interest method from April 2008 through maturity in May 2009. Debt issuance costs associated with the 2009 Notes were being amortized using the effective interest method from issuance in August 2005 through maturity in August 2009. Amortization of debt issuance costs is included in interest expense in the Company’s condensed consolidated statements of operations. Amortization of debt issuance costs for the three and six months ended June 30, 2009 and 2008 was $1.3 million and $4.0 million and $2.5 million and $4.4 million, respectively.

Investment in DBSD—Under SFAS 160, consolidation of a majority-owned subsidiary is precluded when control, either directly or indirectly does not rest with the majority voting interest of an entity. Bankruptcy represents a condition which can preclude consolidation or equity method accounting as control rests with the bankruptcy court, rather than the majority owner. As described in Note 1 and elsewhere in this quarterly report, DBSD declared bankruptcy on May 15, 2009 and accordingly, the Company deconsolidated DBSD as of that date, which will eliminate all future operations of DBSD from the Company’s financial operating results. In accordance with SFAS 160, the Company recognized a gain of $281.4 million upon the deconsolidation of DBSD, which has been recorded as gain on deconsolidation of DBSD on the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2009. As the Company is not expected to maintain its majority ownership interest in DBSD under the Plan of Reorganization, nor will the Company regain significant influence or control of DBSD under the Plan of Reorganization, the Company will account for its remaining investment in DBSD as a cost method investment. As of June 30, 2009, the Company recorded a $23.7 million investment in DBSD on its condensed consolidated balance sheet equal to the fair value of the Company’s retained investment in DBSD, as determined based on the guidance in SFAS No. 157, Fair Value Measurements (“SFAS 157”). The Company will evaluate its cost method investment in DBSD on a quarterly basis. See Note 5 for further discussion regarding the deconsolidation of DBSD, including calculation of the resulting gain upon deconsolidation.

Fair Value of Financial Instruments— As of June 30, 2009, the Company’s financial instruments include cash and cash equivalents, accounts payable and certain other assets and accrued liabilities. The Company determines the fair value of its financial instruments based on the hierarchy established by SFAS 157. The carrying amounts of the Company’s financial instruments are reasonable estimates of their fair values because they are equivalent to cash or due to their short-term nature.

Accumulated Other Comprehensive Income (Loss)—As of June 30, 2009 and December 31, 2008, the Company’s accumulated other comprehensive income (loss) consisted of cumulative translation adjustments of $6.2 million and $6.7 million, respectively.

Research and Development Costs—Research and development costs, consisting of third-party engineering, consulting and development costs associated with technology being considered for use in DBSD’s MSS/ATC System and ICO Mobile Interactive Media (ICO mim TM) service, as well as costs associated with an evaluation of the usability of the Company’s MEO satellite system, are expensed as incurred. The Company reviews each of its research and development projects to determine if technological feasibility has been achieved, at which point, future development costs associated with that project are capitalized.

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

Foreign Currency Translation and Foreign Currency Transactions—The reporting currency for the Company’s operations is U.S. dollars. The Company translates the activities of its subsidiaries with functional currencies other than the U.S. dollar during the period at the average exchange rate prevailing during the period. Assets and liabilities denominated in foreign currencies are translated at the exchange rates prevailing at the balance sheet date. Translation adjustments resulting from these processes are recognized as a component of accumulated other comprehensive income (loss). The Company recognizes applicable cumulative translation adjustments as a component of operating income (loss) in the period in which a subsidiary is substantially liquidated. For the three and six months ended June 30, 2009 and 2008, there were no gains or losses resulting from the liquidation of subsidiaries.

Gains and losses on foreign currency transactions are recognized as a component of other income (expense) in the condensed consolidated statements of operations in the period in which they occur. For the three and six months ended June 30, 2009 and 2008, losses on intercompany foreign currency transactions of $10.5 million and $4.7 million and $1.3 million and $5.9 million, respectively, have been excluded from net income (loss) and reported as a component of accumulated other comprehensive income (loss) due to their long-term investment nature.

Income (Loss) Per Share—Basic income (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is calculated by dividing income (loss) allocable to common shareholders by the weighted average common shares outstanding plus dilutive potential common stock. Dilutive potential common stock includes unvested restricted stock awards, stock options and warrants, the dilutive effect of which is calculated using the treasury stock method. Prior to the satisfaction of vesting conditions, unvested restricted stock awards are considered contingently issuable consistent with SFAS No. 128, Earnings Per Share, and are excluded from weighted average common shares outstanding.

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income (loss)	$255,095	$(29,658)	$208,976	$(60,376)

Weighted average common shares outstanding	208,119,196	201,161,426	207,939,355	200,107,807
Less: weighted average unvested restricted stock	(245,135)	(581,553)	(281,593)	(605,776)

Shares used for computation of basic and diluted income (loss) per share(1)	207,874,061	200,579,873	207,657,762	199,502,031

Basic and diluted income (loss) per share	$1.23	$(0.15)	$1.01	$(0.30)

(1)	The effect of certain stock options and warrants was anti-dilutive, and they were not included in the calculation of diluted income (loss) per share. As of June 30, 2009 and 2008, anti-dilutive stock options and warrants totaled 17,606,683 and 16,149,433, respectively.

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

In December 2007, the FASB issued SFAS 160 which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows. However, the application of this statement in connection with the deconsolidation of DBSD did have a material impact on the Company’s financial position, results of operations, cash flows and disclosures.

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

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance in determining fair values when there is no active market or where the price inputs being used represent distressed sales. FSP FAS 157-4 reaffirms what SFAS 157 states is the objective of fair value measurement – to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. FSP FAS 157-4 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires disclosures of qualitative and quantitative information about fair value for any financial instruments that are not currently reflected on the balance sheet of companies on a quarterly basis. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this statement did not have a material impact on the Company’s financial statement disclosures.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations, cash flows or disclosures.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically, SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS 167 is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 will become effective for the Company in the third quarter of 2009 and will not have a material impact on our consolidated financial statements.

4. Available-for-Sale and Trading Securities

As of December 31, 2008, DBSD held ARS with a par value of approximately $81.5 million and fair value of $69.4 million. DBSD’s ARS are reflected at their estimated fair value in the Company’s condensed consolidated balance sheet as of December 31, 2008. As of December 31, 2008, approximately $35.2 million of these ARS are classified as available-for-sale securities and $34.2 million are classified as trading securities, respectively. As of May 15, 2009, DBSD was deconsolidated and available-for-sale and trading securities held by DBSD are no longer included in the Company’s condensed consolidated balance sheet.

The following table summarizes the change in fair value of DBSD’s ARS and ARS Put Option, measured at fair value on a recurring basis using significant Level 3 unobservable inputs based on the hierarchy established by SFAS 157, for the six months ended June 30, 2009 (in thousands):

	ARS	ARS Put Option
Fair value, January 1, 2009	$69,385	$5,132
Purchases, issuances and settlements, net	(6,495)	—
Unrealized losses included in net income	(2,382)	(691)
Realized losses included in net income	(1,155)	—
Interest accretion on other-than-temporary impairment	42	—
Transfers out of Level 3 due to changes in observability of significant inputs	(6,510)	—
Transfers out of Level 3 upon deconsolidation of DBSD	(52,885)	(4,441)

Fair value, June 30, 2009	$—	$—

For the three and six month ended June 30, 2009, the Company recognized realized and unrealized losses related to ARS of $80,000 and $4.2 million, respectively. Realized and unrealized gains and losses are reflected as other income (expense) on the Company’s condensed consolidated statements of operations.

5. Deconsolidation of DBSD

On May 15, 2009, ICO Global, DBSD and certain of DBSD’s noteholders executed the Support Agreement in connection with the restructuring of the 2009 Notes and 2009 Credit Facility. The Support Agreement required that DBSD file for protection under Chapter 11 of the U.S. Bankruptcy code by May 15, 2009. As a result, on May 15, 2009, DBSD filed for bankruptcy with the Bankruptcy Court. As described in Note 1, due to the Company’s loss of control of DBSD as a result of the Chapter 11 Cases, the Company has deconsolidated DBSD from its financial operating results as of May 15, 2009, eliminating all future operations of DBSD from the Company’s financial operating results.

In accordance with SFAS 160, the Company recognized a gain of $281.4 million upon the deconsolidation of DBSD, which has been recorded as a gain on deconsolidation of DBSD on the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2009. This gain was determined based upon the fair value of the Company’s retained investment in DBSD as of May 15, 2009 ($23.7 million) as described below, less the carrying value of DBSD’s net assets as of May 15, 2009 (net deficit of $257.7 million).

The Company, with the assistance of its financial advisor, determined the estimated fair value of DBSD using several valuation methods, including a market comparable analysis, a spectrum transaction analysis and a discounted cash flow model. The valuation methodologies utilized were based on both observable and unobservable inputs within the hierarchy established in SFAS 157, and included certain publicly available financial and other information regarding DBSD and similar companies in the MSS industry as well as DBSD’s projected future cash flows. The market comparable analysis and spectrum analysis were based largely on Level 2 observable inputs, whereas the discounted cash flow analysis relied primarily on Level 3 unobservable inputs. The market comparable analysis was based on enterprise values of publicly traded companies that have assets, operating, and financial characteristics similar to DBSD. This analysis evaluated publicly traded companies in the MSS industry and compared them to DBSD based upon industry benchmarks. The spectrum transaction analysis was based upon the value of relevant spectrum auctions and transactions and evaluated the range of transaction prices/MHz POP paid in recent spectrum auctions and transactions. The discounted cash flow analysis approach discounts the expected future cash flows by discount rate determined by calculating the average cost of debt and equity for publicly traded companies that are similar to DBSD. For purposes of the discounted cash flow analysis, the Company utilized DBSD’s expected future cash flows for its ICO mim business plan. The Company also utilized certain assumptions that market participants would use in pricing this asset, including assumptions about risk. The Company then evaluated each of these approaches, selected the results of the market comparable approach and applied a lack of marketability discount to reflect the illiquidity of the equity position relative to the public market comparables from which the value was estimated. Reliance on the market comparable approach was largely based on significant similarities between DBSD and comparable companies in the MSS industry segment. Each of the companies are in the development stage, operate under similar business plans and face capital market challenges due to ongoing funding requirements in an extremely capital intensive business. The valuation and analysis resulted in an estimate of the fair value of the Company’s retained investment in DBSD, based on its approximate 5% expected ownership interest, of approximately $23.7 million as of the date of deconsolidation.

As the Company does not currently have control or significant influence over the operating decisions of DBSD, and is not expected to regain control or significant influence of DBSD under the Plan of Reorganization, the Company will prospectively account for its remaining investment in DBSD as a cost method investment. As the Company’s determination of the fair value of its investment in DBSD was based primarily on observable inputs as noted above, this investment is classified as Level 2 under SFAS 157.

As of June 30, 2009, the carrying amount of this cost method investment was $23.7 million. The Company will continue to evaluate its cost method investment in DBSD on a quarterly basis.

6. SAN Agreements and Contract Settlements

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

The following table sets forth a summary of the transactions with the Company’s various SAN Operators (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Total SAN liability, beginning of period	$50,964	$50,785	$49,966	$49,193
Expense recognized under SAN Operating Agreements	554	516	1,076	1,032
Interest expense related to SAN Infrastructure Agreements	885	939	1,716	1,901
Payments made to SAN Operators	(249)	(474)	(493)	(991)
Effect of changes in foreign currency exchange rates	2,258	698	2,147	1,329

Total SAN liability, end of period	$54,412	$52,464	$54,412	$52,464

The following table summarizes the Company’s total SAN liability with its SAN Operators and is included in the following line items on the condensed consolidated balance sheets (in thousands):

	June 30, 2009	December 31, 2008
Accrued expenses	$17,049	$16,450
Accrued interest (current portion)	19,617	16,596
Current portion of capital lease obligations	17,746	15,624
Capital lease obligations, less current portion	—	1,296

	$54,412	$49,966

7. Working Capital Facility

On March 27, 2008, DBSD entered into a credit agreement with Jefferies & Company, Inc., among others, for a working capital facility of $40 million. The transaction closed on April 7, 2008 at which time the entire amount of the facility was drawn. The 2009 Credit Facility bore an initial interest at a rate of 12.5% per annum payable annually (plus 2% during an Event of Default) and matured on May 1, 2009.

On April 3, 2009 and April 30, 2009, DBSD entered into two forbearance agreements with the administrative agent and the holders of the 2009 Credit Facility (“2009 Credit Facility Forbearance Agreements”), pursuant to which the administrative agent and the holders of the 2009 Credit Facility agreed to forbear, through May 1, 2009 and May 15, 2009, respectively, from exercising certain rights and remedies against DBSD with respect to specified defaults under the 2009 Credit Facility arising from the failure of DBSD to produce audited financial statements without a going-concern qualification and the failure of DBSD to repay the 2009 Credit Facility in full on the May 1, 2009 maturity date (“Payment Default”). In addition, the 2009 Credit Facility Forbearance Agreements provided for an aggregate fee of 2% of the outstanding principal under the 2009 Credit Facility and an increase of the interest rate to 16% per annum (after giving effect to the default rate) effective May 1, 2009. As of May 15, 2009, DBSD was deconsolidated and the 2009 Credit Facility is no longer included in the Company’s condensed consolidated balance sheet.

8. Convertible Debt

In August 2005, DBSD completed the sale of $650 million aggregate principal amount of convertible notes to Qualified Institutional Buyers pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Rule 144A thereunder. The 2009 Notes mature in August 2009 and bear interest at a rate of 7.5% per year, payable semi-annually in arrears in cash on February 15 and August 15. Subject to certain exceptions, for the period from August 16, 2007 through August 15, 2009, DBSD has the option of paying accrued interest due with additional notes in lieu of cash at an increased interest rate of 8.5% per annum. DBSD has elected to make its February 15, 2008, August 15, 2008 and February 15, 2009 interest payments of $27.6 million, $28.8 million and $30 million, respectively, in the form of additional notes. Therefore, the rate used to accrue interest on the outstanding 2009 Notes was adjusted to 8.5% per annum effective August 16, 2007.

On May 1, 2009, DBSD entered into a forbearance agreement dated as of April 30, 2009 (“Note Forbearance Agreement”) with the holders of a majority of the 2009 Notes (“Majority Note Holders”) and the trustee, among others, pursuant to which the Majority Note Holders agreed to, and to direct the trustee to, temporarily forbear from exercising rights and remedies against DBSD with respect to the Payment Default. The Note Forbearance Agreement contained a term and conditions similar to the second forbearance agreement as discussed in Note 7, as well as additional terms. The rate used to accrue interest on the outstanding 2009 Notes increased to 9.5% per annum effective May 15, 2009 arising from the Payment Default. As of May 15, 2009, DBSD was deconsolidated and the 2009 Notes are no longer included in the Company’s condensed consolidated balance sheet.

9. Commitments and Contingencies

Satellite System Operating Commitments—The Company has an agreement with Intelsat, Ltd. (“Intelsat”) to provide satellite operational services to support the telemetry, tracking and control (“TT&C”) system of F2. Under this agreement, the Company is obligated to pay Intelsat a recurring, monthly fee associated with TT&C and other satellite support services. In addition to this agreement, the Company has commitments for operational services related to its MEO satellite system. As of June 30, 2009, the Company had satellite system operating commitments of approximately $3.4 million related to its MEO satellite system of which $2.4 million is payable in 2009 and $1.0 million is payable in 2010.

Lease and Operating Commitments—The Company has entered into agreements with ten SAN Operators that own and operate substantially all of the Company’s MEO SAN sites. Such agreements require the repayment of certain up-front capital asset costs incurred by each SAN Operator in establishing the initial infrastructure for the SAN. The Company continues to have lease commitments under certain of these agreements (see Note 6).

The Company leases office space, a storage facility for its MEO satellites and certain equipment under noncancellable rental agreements accounted for as operating leases. In addition, DBSD has lease commitments for the terrestrial network sites that support the alpha trial of its ICO mim service which have been included in the Company’s operating results up until deconsolidation of DBSD on May 15, 2009. Total rental expense under operating leases for the three and six months ended June 30, 2009 and 2008 was approximately $374,000 and $746,000 and $359,000 and $707,000, respectively, and is included in general and administrative expenses in the Company’s condensed consolidated statements of operations.

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

On January 2, 2009, the court presiding over the case entered judgment on the verdict, including pre-judgment interest, in the amount of $631.1 million. On February 26, 2009, the Court denied most of Boeing/BSSI’s post-trial motions and granted one, and the judgment became final in the amount of $603.2 million. Beginning January 2, 2009, post-judgment interest will accrue on the full judgment amount at the rate of 10% per annum (simple interest), or approximately $60 million per year. The awards are subject to the risks of appeals and collection. Boeing and BSSI filed their notice of appeal on March 6, 2009, and the Company filed its notice of appeal on March 24, 2009. In May 2009, Boeing posted the full bond required to stay enforcement of the judgment pending appeal in the amount of approximately $904 million.

Through June 30, 2009, the Company has incurred approximately $19.2 million in pursuing this litigation and expects it will continue to incur additional costs through the ultimate resolution, which is uncertain.

In the opinion of management, except for those matters described above and in Note 6, to the extent so described, litigation, contingent liabilities and claims against the Company in the normal course of business are not expected to involve any judgments or settlements that would be material to the Company’s financial condition, results of operations or cash flows.

10. Share-Based Payment

The Company records stock-based compensation on stock options and restricted stock awards issued to employees, directors and consultants in accordance with SFAS 123(R), which requires measurement of all share-based payment awards based on the estimated fair value on the date of grant, and recognition of compensation cost over the requisite service period for awards expected to vest. The Company estimates its forfeiture rate for stock options and restricted stock awards based on the Company’s historical rate of forfeitures due to terminations and expectations for forfeitures in the future. As a direct result of recent employee turnover activity, the Company elected to increase its estimated forfeiture rate from 5% to 25% in the second quarter of 2009.

As discussed in Note 1 in this quarterly report, DBSD declared bankruptcy on May 15, 2009 and accordingly, the Company deconsolidated DBSD as of that date. The deconsolidation of DBSD resulted in a change in grantee status from employee to nonemployee, for purposes of SFAS 123(R), for a significant number of the Company’s previously granted stock options and restricted stock awards issued to individuals who serve as employees, directors, and consultants for DBSD. As a result, the fair value of unvested stock options and restricted stock awards granted to these individuals was remeasured upon the deconsolidation. Individuals who serve as employees and consultants for DBSD continue to provide the same level of service for the Company as prior to deconsolidation, but are primarily engaged in DBSD activities. As the Company accounts for its remaining investment in DBSD as a cost method investment, such activities cannot be considered to substantially benefit the Company, and thus the Company immediately expensed $1.4 million, the remeasured fair value of unvested stock options and restricted stock awards granted to individuals who serve as employees, directors, and consultants for DBSD. Further, these awards will be remeasured and incrementally expensed, as necessary, on a quarterly basis until the awards’ contractual terms are complete.

For the three and six months ended June 30, 2009 and 2008, the Company recognized non-cash stock-based compensation expense of $2.3 million and $3.7 million and $2.2 million and $4.5 million, respectively. Stock-based compensation is included in general and administrative expenses in the Company’s condensed consolidated statements of operations.

Stock Options—The Company has granted stock options to employees, directors and consultants in connection with their service to the Company and DBSD. For the three and six months ended June 30, 2009 and 2008, the Company recognized non-cash stock-based compensation expense of $2.2 million and $3.5 million and $1.8 million and $3.6 million, respectively, related to its stock options.

The weighted average fair value of stock options granted during the six months ended June 30, 2009 and 2008 was estimated using the Black-Scholes Model with the following assumptions:

	Six months ended June 30,
	2009	2008
Weighted average expected volatility	115%	64%
Weighted average risk-free interest rate	3.0%	3.5%
Expected dividend yield	0%	0%
Weighted average expected term in years	10	6.1
Weighted average estimated fair value per option granted	$0.56	$1.54

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

The Company’s stock option activity for the six months ended June 30, 2009 is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding — December 31, 2008	14,861,073	$4.16
Granted	7,500	$0.60
Forfeited	(434,000)	$3.48

Outstanding — June 30, 2009	14,434,573	$4.18

Exercisable — June 30, 2009	7,840,823	$4.83

Vested and expected to vest — June 30, 2009	11,700,060	$4.38

Restricted Stock Awards—The Company has granted restricted stock awards to employees and consultants in connection with their service to the Company and DBSD. In November 2005, the Company granted 1,600,000 shares of restricted Class A common stock to Eagle River Investments, LLC (“Eagle River Investments”) (which subsequently assigned the shares to Eagle River Satellite Holdings, LLC (“ERSH”)) and certain employees and board members. Of these shares, 1,000,000 were granted to Eagle River Investments and treated as a stock dividend. The remaining 600,000 shares had a grant date fair value of $2.4 million and were charged to expense over the requisite service periods. Restricted stock awards equal to 1,500,000 shares, 50,000 shares and 50,000 shares vested on October 12, 2006, July 14, 2007 and July 14, 2008, respectively.

In October 2007, the Company granted 580,000 shares of restricted Class A common stock to certain employees and consultants. The restricted stock awards contain performance and service conditions to encourage the attainment of key performance targets and retention of employees and consultants. Individual employees and consultants have different amounts of restricted stock awards allocated to the various performance conditions dependent on their responsibilities. The portion of restricted stock awards allocated to a particular performance condition vest 50% when that condition is achieved. After the performance condition is achieved, 25% of shares allocated to that condition vest one year after the performance condition is achieved and the remaining 25% of shares allocated to that condition vest two years after the performance condition is achieved. The total compensation cost associated with these restricted stock awards was $2.6 million and is being charged to expense over the requisite service periods. Restricted stock awards equal to 84,783 shares, 90,308 shares, 67,995 shares, 46,707 shares and 40,920 shares vested on May 9, 2008, December 23, 2008, December 31, 2008, January 15, 2009, and May 9, 2009, respectively, upon satisfaction of the respective performance and service conditions.

In December 2008, the Company granted 100,000 shares of its restricted Class A common stock to certain employees. These restricted stock awards had a grant date fair value of $108,000 and were charged to expense over the requisite service period ending January 31, 2009.

For the three and six months ended June 30, 2009 and 2008, the Company recognized non-cash stock-based compensation expense of $105,000 and $235,000 and $354,000 and $940,000, respectively, related to its restricted stock awards.

For the six months ended June 30, 2009, the Company did not grant any restricted stock awards. The Company’s restricted stock award activity for the six months ended June 30, 2009 is summarized as follows:

	Number of restricted stock awards	Weighted average fair value
Unvested — December 31, 2008	423,976	$3.64
Vested	(187,627)	$2.65
Forfeited	(8,751)	$4.46

Unvested — June 30, 2009	227,598	$4.43

11. Stockholders’ Deficiency in Assets

As of December 31, 2008, the Company’s stockholder’s deficiency in assets, specifically its additional paid-in capital, included an embedded beneficial conversion feature with a value of $30.2 million, net of tax, associated with the DBSD 2009 Notes and $9.9 million associated with the proceeds from the sale of DBSD stock and stock options. Prior to deconsolidation, the Company’s accumulated other comprehensive income also included $12.6 million of cumulative translation adjustments associated with DBSD. Each of these amounts has been eliminated from the Company’s stockholder’s deficiency in assets upon deconsolidation of DBSD on May 15, 2009.

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

12. Income Taxes

As discussed in Note 1 and Note 5, on May 15, 2009, the Company ceased to have control of DBSD and accordingly, the Company deconsolidated DBSD as of that date. Under SFAS 160, when control of a subsidiary is lost, the parent derecognizes all of the assets and liabilities of the subsidiary. Upon deconsolidation, the Company recorded its investment in DBSD and a gain on deconsolidation.

Prior to the deconsolidation of DBSD, the Company did not provide for deferred taxes on its investment in DBSD because the subsidiary met one of the exceptions to recognition within SFAS No. 109, Accounting for Income Taxes. The Company’s utilization of deferred tax assets, including its investment in DBSD as of June 30, 2009, is dependent upon future taxable income that is not assured and, accordingly, a valuation allowance sufficient to reduce the deferred tax assets to an amount that is more likely than not to be realized has been provided.

For U.S. federal tax purposes, the Company and DBSD will continue to be treated as an affiliated group of companies subject to consolidation until DBSD has successfully proposed and obtained confirmation by the Bankruptcy Court of a plan of reorganization that satisfies the requirements of the Bankruptcy Code. Under the proposed plan, the Company would recognize taxable income upon the cancellation of debt. However, there are exceptions in bankruptcy to exclude the cancellation of debt from income. This will result in a reduction of DBSD’s tax attributes, but no change in the net deferred tax balances due to the valuation allowance.

13. Related Parties

DBSD—As of June 30, 2009, the Company had net payables to affiliates of $1.1 million related to transactions arising with DBSD in the normal course of business and reimbursement of payments made to the Company by DBSD for their respective share of stock awards that ultimately failed to vest.

ERSH, Eagle River Investments and Eagle River, Inc.—ERSH is the Company’s controlling stockholder with an economic interest of approximately 31.8% and a voting interest of approximately 67.3% as of June 30, 2009. This economic interest includes one million shares of the Company’s restricted Class A common stock granted to Eagle River Investments as a stock dividend in November 2005. Eagle River Investments subsequently assigned its shares of the Company’s stock to its affiliate, ERSH.

The Company has an agreement with Eagle River, Inc. to provide advisory services to the Company. This agreement has an annual fee of $500,000 and is payable in quarterly installments in stock or cash, at the Company’s option. To date, the Company has elected to make all payments in Class A common stock and has issued 1,144,599 shares as consideration. As of June 30, 2009 and December 31, 2008, the Company owed Eagle River, Inc. approximately $42,000 pursuant to the advisory services agreement, which was included in accrued expenses on the Company’s condensed consolidated balance sheets.

The Company also had a month-to-month agreement with Eagle River, Inc. to provide office space and administrative support to the Company in Kirkland, Washington, which terminated in November 2008. Total payments made to Eagle River, Inc. under this agreement for the three and six months ended June 30, 2008 were $18,000 and $29,000, respectively.

Clearwire Corporation—Eagle River Holdings, LLC (which, like ERSH, is ultimately beneficially owned by Craig McCaw) is a significant stockholder of Clearwire Corporation (“Clearwire”). The Company has a month-to-month agreement with Clearwire to provide office space for certain of its regulatory personnel in Washington, DC. Total payments made to Clearwire under this agreement for the three and six months ended June 30, 2009 and 2008 were $10,000 and $25,000 and $15,000 and $30,000, respectively. DBSD also has an agreement with Clearwire to explore ways to collaborate on offering Clearwire’s broadband Internet offering in conjunction with its ICO mim service, and building out and sharing a terrestrial network (“Cooperation Agreement”). Pursuant to leases in connection with the Cooperation Agreement, DBSD will reimburse Clearwire for utility usage at certain of Clearwire’s terrestrial towers and office space the support the alpha trial of its ICO mim service. Total payments made to Clearwire under this agreement for the three and six months ended June 30, 2009 were $2,000 and $9,000, respectively.

Davis Wright Tremaine—An officer of Eagle River, Inc. and Eagle River Investments, who is also a former board member of the Company and the current chairman of DBSD, is the spouse of a partner at the law firm Davis Wright Tremaine LLP (“DWT”), which provides the Company with ongoing legal services. Total payments made to DWT under this agreement for the three and six months ended June 30, 2009 and 2008 were $288,000 and $358,000 and $13,000 and $17,000, respectively.

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

Overview

We are a next-generation MSS operator. We have International Telecommunication Union (“ITU”) coordination priority on 25-60 MHz of 2 GHz spectrum on which to operate a MEO satellite system globally in compliance with regulations promulgated by the United Kingdom and the ITU. However, the U.K. Office of Communications (“Ofcom”) has stated its intent, pending the outcome of any judicial review, to write to the ITU to “instruct that the ICO-P assignments currently recorded in the ITU Master Register be cancelled.” We have filed a judicial review, which is currently pending. In addition, in Europe, on June 30, 2008, the European Parliament passed Decision No. 626/2008/EC under which, on August 7, 2008, the EC made a call for applications by October 7, 2008 for pan-European systems to provide MSS (“EC Call”). On September 26, 2008, we initiated proceedings in the European Court of First Instance seeking the annulment of Decision No. 626/2008/EC of the European Parliament, contending that the decision is illegal and should be annulled pursuant to Articles 230 and 231 of the Treaty establishing the European Community. As these proceedings had not been completed by the October 7, 2008 deadline to submit applications to the EC to provide MSS, ICO Satellite Limited filed an application with the EC as called for in the above mentioned decision, without prejudice, pending the outcome of the proceedings in the European Court of First Instance. On November 12, 2008 the EC admitted the application of ICO Satellite Limited into the EC Call process, and, on May 14, 2009, the EC announced that it had not selected the application of ICO Satellite Limited. We continue to evaluate a supplement to our filing regarding the EU process.

In addition to these regulatory uncertainties, while we have several MEO satellites in advanced stages of completion and we have successfully launched one MEO satellite, we have curtailed further construction of our MEO satellites due to disagreements with the manufacturer and launch manager of our MEO satellites. Despite the curtailment of construction of our MEO satellite system and the considerable uncertainty as to the cost and economics of restarting the MEO satellite program with our current manufacturer, we continue to explore the potential development of a satellite business plan outside of North America and have signed several contracts to help us further evaluate the usability and augmentation of a MEO satellite system. Our existing cash and cash equivalents are not sufficient to fund further development of our MEO satellite system and it would require significant additional capital to support such a development effort.

Our subsidiary, DBSD, is authorized to offer MSS throughout the United States using a geosynchronous earth orbit (“GEO”) satellite. The U.S. Federal Communications Commission (“FCC”) has authorized MSS operators, upon application and approval, to use MSS spectrum terrestrially to provide integrated satellite and terrestrial services. DBSD is currently developing an advanced next-generation hybrid MSS/ATC System combining both satellite and terrestrial communications capabilities. DBSD’s MSS/ATC System can provide wireless voice, video, data and/or Internet service throughout the United States on mobile and portable devices. DBSD is currently in the process of demonstrating the operational status of its MSS system on a trial basis.

On May 15, 2009, ICO Global, DBSD, and certain holders of DBSD’s 2009 Notes executed the Support Agreement in connection with restructuring of the DBSD 2009 Notes and restructuring of the DBSD 2009 Credit Facility. The Support Agreement required DBSD, among other things, to file for Chapter 11 of Title 11 of the United States Bankruptcy Code by May 15, 2009. As a result, on May 15, 2009, DBSD filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court. In accordance with SFAS 160, consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owners. Bankruptcy represents a condition which can preclude consolidation as control rests with the bankruptcy court, rather than the majority owner. Accordingly, due to our loss of control over DBSD as a result of the Chapter 11 Cases, we have deconsolidated DBSD from our financial operating results as of May 15, 2009.

In order to exit the Chapter 11 Cases successfully, DBSD is required to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization or liquidation that satisfies the requirements of the Bankruptcy Code. On May 30, 2009, DBSD filed their Plan of Reorganization and Disclosure Statement. The primary purpose of the Plan of Reorganization is to effect the restructuring and substantial de-leveraging of the DBSD capital structure to bring it into alignment with their future operating prospects and to provide DBSD with greater liquidity. Under the Plan of Reorganization, holders of the 2009 Notes would receive shares of common stock of DBSD representing approximately 95% of the outstanding equity of DBSD and ICO Global would receive shares of common stock of DBSD representing approximately 5% of the outstanding equity of DBSD. In addition, ICO Global would receive warrants to purchase at $0.01 per share up to an additional 10% of the equity of DBSD which shall be exercisable upon certain valuation events.

We have been engaged in litigation with Boeing and BSSI since 2004. The suit arises out of a different satellite system than the GEO satellite DBSD successfully launched in April 2008. In October 2008, after a three-month trial, the jury found that BSSI had breached its contract with ICO Operations and engaged in fraud, and that BSSI’s parent, Boeing, had tortiously interfered with our contract. The jury further found that in dealing with us, BSSI and Boeing acted with malice, oppression or fraud. The verdicts totaled $371 million in compensatory damages and $236 million in punitive damages. The jury also awarded us $91.6 million against Boeing for tortious interference. On January 2, 2009, judgment was entered in favor of ICO Global, including $24 million of pre-judgment interest, in the amount of $631 million. On February 26, 2009, the Court denied six of the seven Boeing/BSSI post-trial motions and granted one motion regarding pricing fraud, reducing the judgment by approximately $28 million, or 4%. As a result, the judgment previously entered on the jury’s compensatory and punitive damages verdicts against both Boeing and BSSI became final in the amount of $603.2 million. Beginning January 2, 2009, post-judgment interest will accrue on the full judgment amount at the rate of 10% per annum (simple interest), or approximately $60 million per year. The awards are subject to the risks of appeals and collection. Boeing and BSSI filed their notice of appeal on March 6, 2009, and we filed our notice of appeal on March 24, 2009. In May 2009, Boeing posted the full bond required to stay enforcement of the judgment pending appeal in the amount of approximately $904 million. To the extent the verdict reached in our case becomes subject to appeal, it is unlikely that we will generate any liquidity from this verdict in the next 12 months.

Critical Accounting Policies

Critical accounting policies require difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The judgments and uncertainties affecting the application of these policies include significant estimates and assumptions made by us using information available at the time the estimates are made. Actual results could differ materially from those estimates. Our critical accounting policies involve judgments associated with our accounting for the fair value of financial instruments, contract settlements, share-based payments, income taxes and contingencies. There have been no significant changes to our critical accounting policies disclosed in our 2008 10-K.

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

In December 2007, the FASB issued SFAS 160 which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The adoption of this statement did not have a material impact on our financial position, results of operations or cash flows. However, the application of this statement in connection with the deconsolidation of DBSD did have a material impact on our financial position, results of operations, cash flows and disclosures.

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

In April 2009, the FASB issued FSP FAS 157-4 which provides additional guidance in determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS 157 states is the objective of fair value measurement – to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. FSP FAS 157-4 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP did not have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 which requires disclosures of qualitative and quantitative information about fair value for any financial instruments that are not currently reflected on the balance sheet of companies on a quarterly basis. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP did not have a material impact on our financial position, results of operations, cash flows or disclosures

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 which amends other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The adoption of this FSP did not have a material impact on our financial position, results of operations, cash flows or disclosures.

In May 2009, the FASB issued SFAS 165 which sets forth general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of this statement did not have a material impact on our financial position, results of operations, cash flows or disclosures.

In June 2009, the FASB issued SFAS 166 which seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically, SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. We do not anticipate that the adoption of this statement will have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS 167 which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS 167 is effective for financial statements issued for fiscal years beginning after November 15, 2009. We do not anticipate that the adoption of this statement will have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS 168 which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 will become effective in the third quarter of 2009 and will not have a material impact on our consolidated financial statements.

Results of Operations

The following table is provided to facilitate the discussion of our results of operations for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009(1)	2008	2009(1)	2008
General and administrative expenses	$12,657	$12,755	$29,671	$30,042
Research and development expenses	95	639	1,639	2,245
Interest income	(121)	(970)	(542)	(2,763)
Interest expense	12,464	10,071	34,787	19,313
Gain on deconsolidation of DBSD	(281,445)	—	(281,445)	—
Other expense	1,024	6,916	6,393	10,759
Income tax expense	231	247	521	780

(1)	2009 results of operations reflect the deconsolidation of DBSD effective May 15, 2009. Accordingly, our results of operations for the three and six months ended June 30, 2009 reflect 1.5 months and 4.5 months, respectively, of DBSD operating activity. As DBSD will no longer be included in our financial operating results on a prospective basis, our operating expenditures are anticipated to decrease in future periods.

General and Administrative Expenses. General and administrative expenses are primarily comprised of personnel costs, stock-based compensation, third-party legal and professional fees, satellite storage, satellite system operating expenses and general office related costs.

General and administrative expenses decreased $98,000 for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. This decrease primarily reflects a reduction in personnel costs due to reduced staffing as well as an overall reduction in operating activity due to the deconsolidation of DBSD. This decrease is offset by costs associated with legal matters and other professional fees (primarily related to DBSD’s outstanding debt obligations) and amortization of satellite insurance costs. General and administrative expenses decreased $371,000 for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. This decrease primarily reflects a reduction in personnel costs and non-cash based stock compensation expense, a reduction in costs associated with legal matters (primarily costs related to Boeing litigation) and other professional fees and an overall decline in operating activity due to the deconsolidation of DBSD. This decrease is partially offset by amortization of satellite insurance costs in 2009. Since December 31, 2008, as part of our overall efforts to curtail expenditures, we have eliminated 14 full-time employee positions.

Research and Development Expenses. Research and development expenses principally consist of third-party engineering, consulting and development costs associated with technology being considered for use in DBSD’s MSS/ATC System and ICO mim service as well as costs incurred to evaluate the usability and augmentation of our MEO satellite system.

Research and development expenses decreased $544,000 for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 and decreased $606,000 for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. These decreases are primarily due to a reduction in design and development activities related to DBSD’s MSS/ATC System as well as a reduction in costs associated with the evaluation of our MEO satellite system.

Interest Income. Interest income is primarily attributable to interest earned on the investment of the proceeds of the 2009 Notes, 2009 Credit Facility and the series of securities purchase agreements entered into during June 2008.

Interest income decreased $849,000 for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 and decreased $2.2 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. These decreases are primarily due to a reduction in our cash, cash equivalents, and investment balances as we continued to develop the DBSD MSS/ATC System and ICO mim service as well as lower cash and investment balances due to the deconsolidation of DBSD from our operating results effective May 15, 2009.

Interest Expense. Interest expense is comprised of interest incurred and the amortization of debt issuance costs related to the 2009 Credit Facility and 2009 Notes and the amortization of the debt discount allocated to the embedded beneficial conversion feature on the 2009 Notes. These expenses are partially offset by capitalized interest costs associated with the construction of DBSD’s MSS/ATC System and ICO mim service.

Interest expense increased $2.4 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 and increased $15.5 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. These increases are primarily the result of a reduction in capitalized interest costs associated with the construction of DBSD’s MSS/ATC System and ICO mim service during 2009 and interest expense associated with the 2009 Credit Facility which closed in April 2008. These increases are partially offset by a reduction in interest expense as a result of the deconsolidation of DBSD effective May 15, 2009.

Gain on Deconsolidation of DBSD. In accordance with SFAS 160, we recognized a gain of $281.4 million upon the deconsolidation of DBSD as a result of its bankruptcy filing on May 15, 2009 as discussed under “Overview” above.

Other Expense. Other expense for the three months ended June 30, 2009 is comprised primarily of losses on foreign currency transactions of $1.0 million. Other expense for the six months ended June 30, 2009 is comprised primarily of net realized and unrealized losses of $4.2 million associated with ARS investments held by DBSD. Other expense for the three and six months ended June 30, 2008 is comprised primarily of other-than-temporary losses on available-for-sale investments of $6.6 million and $11.1 million, respectively.

Income Tax Expense. Income tax expense is comprised primarily of interest and penalties related to uncertain tax positions and was nominal for the three and six months ended June 30, 2009 and 2008.

We are still in the development stage and continue to incur losses. The tax benefit for these losses will not be recognized until realization is more likely than not.

Liquidity and Capital Resources

Overview. Substantially all of our capital expenditures and liquidity requirements to date have been related to the development of DBSD’s MSS/ATC System and ICO mim service. As a result of the DBSD bankruptcy, we have deconsolidated DBSD from our operating results as of May 15, 2009 and will no longer fund the capital expenditures and liquidity needs of DBSD. Our primary expected cash needs for the next 12 months are for the ongoing operating costs associated with our MEO satellite system and other general corporate purposes. Our existing cash and cash equivalents may not be sufficient to fund our working capital needs for the next 12 months in the event of unanticipated expenditures requiring cash payment. If that occurs, we would need to secure additional financing, which may include selling securities under our effective shelf registration statement.

As of June 30, 2009, we had a working capital deficit (current liabilities exceeded current assets) of approximately $45 million. This deficit is primarily due to our MEO SAN obligations of $54.4 million, which are classified as current liabilities due to their contractual commitments. These SAN obligations are not anticipated to require significant cash payments during the next twelve months. We intend to fund our remaining working capital needs for the next 12 months with cash and cash equivalents.

Cash Flows. The following table is provided to facilitate the discussion of our liquidity and capital resources for the six months ended June 30, 2009 and 2008 (in thousands):

	Six months ended June 30,
	2009	2008
Net cash provided by (used in):
Operating activities	$(21,985)	$(28,786)
Investing activities	4,584	(136,943)
Financing activities	2,153	64,945
Effect of foreign exchange rate changes on cash	(2,671)	107

Net decrease in cash and cash equivalents	(17,919)	(100,677)
Cash and cash equivalents—beginning of period	29,261	146,657

Cash and cash equivalents—end of period	$11,342	$45,980

Cash, cash equivalents and short-term investments were $11.3 million at June 30, 2009 compared to $35.2 million at December 31, 2008.

For the six months ended June 30, 2009, cash used in operating activities consisted primarily of our net income of $209.0 million adjusted for various non-cash items. These non-cash items include: (i) a $281.4 million gain recognized upon deconsolidation of DBSD; (ii) $30 million of interest expense on the 2009 Notes paid in the form of additional notes;

(iii) $7.4 million of amortization of debt issuance costs related to the 2009 Notes and 2009 Credit Facility and amortization of debt discount allocated to the embedded beneficial conversion feature of the 2009 Notes; (iv) $4.2 million of realized and unrealized losses related to ARS; and (v) stock-based compensation expense of $3.7 million. Cash used in operating activities for the six months ended June 30, 2008 consisted primarily of our net loss of $60.4 million adjusted for various non-cash items including an $11.1 million other-than-temporary impairment charge related to ARS, amortization of debt issuance costs and debt discount allocated to the embedded beneficial conversion feature of the 2009 Notes of $8.4 million, a $2.4 million non-cash settlement of a litigation matter, stock-based compensation expense of $4.5 million and various other non-cash items included in our net loss.

For the six months ended June 30 2009, the primary source of cash provided by investing activities was net proceeds from sales of investment securities of $12.5 million, partially offset by capital expenditures of $4.1 million associated with the DBSD MSS/ATC System and ICO mim service and a $3.9 million reduction in cash recognized upon the deconsolidation of DBSD. For the six months ended June 30, 2008, the primary use of cash for investing activities was net purchases of available-for-sale investment securities of $82.6 million and capital expenditures of $55.1 million, primarily related to satellite launch insurance.

For the six months ended June 30, 2009, cash provided by financing activities consisted of $2.3 million in net advances from affiliates, partially offset by $101,000 in payments of withholding taxes upon vesting of restricted stock awards. For the six months ended June 30, 2008, the primary source of cash provided by financing activities was $37.5 million in net proceeds from our 2009 Credit Facility and $27.5 million of cash proceeds from our securities purchase agreements.

Contractual Obligations. Our primary contractual obligations include payments and other obligations associated with our MEO satellite system. In the table below, we set forth our contractual obligations as of June 30, 2009 (in millions):

	Total	Remainder of 2009	Years ending December 31,
			2010-2011	2012-2013	2014 and thereafter
Satellite system operating obligations(1)	$3.4	$2.4	$1.0	$—	$—
Capital lease obligations, including interest	26.0	24.6	1.4	—	—
Operating lease obligations	3.1	0.7	1.9	0.5	—

Total	$32.5	$27.7	$4.3	$0.5	$—

(1)	We have an agreement with Intelsat to provide satellite operational services to support F2. Under this agreement, we are obligated to pay Intelsat a recurring, monthly fee associated with TT&C and other satellite support services. In addition to this agreement, we have commitments for operational services related to our MEO satellite and certain MEO SAN sites. As of June 30, 2009, we had satellite system operating commitments of approximately $3.4 million related to our MEO satellite system.

As of June 30, 2009, we have recorded a liability related to uncertain tax positions for income taxes, interest and penalties of $12.0 million. Settlement of this liability, including timing of future payment, if any, is currently uncertain. As a result, this amount was not included in our table of contractual obligations above.

Risks and Uncertainties

Certain risks and uncertainties that could materially affect our future results of operations or liquidity are discussed under “Part II—Other Information, Item 1A. Risk Factors” in this quarterly report and in our 2008 10-K. In particular, these risks and uncertainties include, but are not limited to, the following matters:

•

On May 15, 2009, DBSD filed a voluntary petition for relief under Chapter 11 in the Bankruptcy Court. ICO Global did not file a petition for relief and is not a debtor in the Chapter 11 Cases. Also on May 15, 2009, ICO Global and DBSD entered into a Support Agreement with entities holding approximately 57% of the total outstanding 2009 Notes (“Participating Holders”) to implement a financial restructuring of DBSD through the Plan of Reorganization in which the entire outstanding principal amount and accrued interest of the 2009 Notes (approximately $752 million as of May 15, 2009) would be converted into a number of shares of common stock of the restructured DBSD equal to approximately 95% of the total outstanding stock. As a result of the Plan of Reorganization, if it becomes effective, ICO Global’s equity ownership interest in DBSD will be reduced to between 4% and 5% of reorganized DBSD after accounting for the dilutive effect of shares to be issued to DBSD’s general unsecured creditors and reorganized DBSD’s exit financing lenders. In addition, ICO Global is expected to receive warrants to purchase at $0.01 per share up to an additional 10% of the common stock of reorganized DBSD, which shall be exercisable upon certain events concerning the valuation of DBSD. The Participating Holders have agreed, subject to the terms of the Support Agreement, to vote in favor of the Plan of Reorganization in the Chapter 11 Cases.

Confirmation of the Plan of Reorganization, and ICO Global’s ability to retain any equity interest in reorganized DBSD and other rights provided in the Support Agreement, is subject to a number of risks and uncertainties, including the possibility that the Bankruptcy Court may not confirm the Plan of Reorganization if for example, it determines that the Plan of Reorganization is not feasible, is not in the best interests of creditors, or does not comply with other Bankruptcy Code requirements for confirmation. The entities holding the debt under the 2009 Credit Facility (“First Lien Lenders”) and Sprint Nextel Corporation are expected to challenge the Plan of Reorganization on a number of grounds, including feasibility and the permissibility of the equity distribution to ICO Global. Although the official committee of unsecured creditors appointed in the Chapter 11 Cases has recommended that unsecured creditors vote in favor of the Plan of Reorganization, individual unsecured creditors could nonetheless decide to vote against the Plan of Reorganization. If any class of creditors or interest holders, including the First Lien Lenders or the general unsecured creditors, vote against the Plan of Reorganization, then the Plan of Reorganization may be confirmed only if DBSD meets the “cram-down” requirements set forth in section 1129(b) of the Bankruptcy Code. In addition, although the Participating Holders have agreed to vote for the Plan of Reorganization, confirmation of the Plan of Reorganization will require the affirmative vote of two-thirds in amount of the 2009 Notes and more than half in number of holders of the 2009 Notes that vote on the Plan of Reorganization. Moreover, DBSD is actively seeking an extension of certain deadlines set forth in the Support Agreement, as the scheduling of certain events in the Bankruptcy Court will not meet certain deadlines currently set forth therein. In the event DBSD is not successful in obtaining the waiver of the deadlines set forth in the Support Agreement, or is unsuccessful in implementing the restructuring through the Plan of Reorganization, the Support Agreement may be terminated by the Participating Holders. The Support Agreement is also subject to risks attendant to any agreement, including risks of breach by counterparties and enforcement. Moreover, the FCC must approve the transfer of control under the Plan of Reorganization, and if it does not do so, the Plan of Reorganization cannot be implemented even if confirmed by the Bankruptcy Court. Any of these risks could cause ICO Global to own less equity of reorganized DBSD than that contemplated by the Plan of Reorganization or no equity at all. If ICO Global owns less or no equity in reorganized DBSD, it could negatively affect its value.

•

We are engaged in litigation with BSSI and Boeing arising out of agreements for the development and launch of our MEO satellites. In October 2008, after a three-month trial, the jury found that BSSI had breached its contract with ICO Operations and engaged in fraud, and that BSSI’s parent, Boeing, had tortiously interfered with our contract. The jury further found that in dealing with us, BSSI and Boeing acted with malice, oppression or fraud. The verdicts totaled $371 million in compensatory damages and $236 million in punitive damages. The jury also awarded us $91.6 million against Boeing for tortious interference. On January 2, 2009, judgment was entered in favor of ICO Global, including $24 million of pre-judgment interest, in the amount of $631 million. On February 26, 2009, the Court denied six of the seven Boeing/BSSI post-trial motions and granted one motion regarding pricing fraud, reducing the judgment by approximately $28 million, or 4%. As a result, the judgment previously entered on the jury’s compensatory and punitive damages verdicts against both Boeing and its satellite subsidiary became final in the amount of $603.2 million. Beginning January 2, 2009, post-judgment interest will accrue on the full judgment amount at the rate of 10% per annum (simple interest), or approximately $60 million per year. The awards are subject to the risks of appeals and collection. Boeing and BSSI filed their notice of appeal on March 6, 2009, and we filed our notice of appeal on March 24, 2009. In May 2009, Boeing posted the full bond required to stay enforcement of the judgment pending appeal in the amount of approximately $904 million. Through June 30, 2009, we have incurred approximately $19.2 million in pursuing this litigation and expect we will continue to incur additional costs through the ultimate resolution which is uncertain. To the extent the verdict reached in our case becomes subject to appeal, it is unlikely that we will generate any liquidity from this verdict in the next 12 months. If we are unable to continue to fund the litigation, or if we do not substantially prevail on appeal, this could materially negatively impact our liquidity and cash position.

•

Following the deconsolidation of DBSD, our primary operations now consist of our legacy MEO satellite system. There is considerable uncertainty as to how legacy MEO satellite systems, such as ours, would be treated in any new regulatory environment in Europe. While we continue to have dialogue with the appropriate regulatory authorities, the fact that we have been unable to fully deploy our MEO satellite system also continues to create regulatory uncertainty. Ofcom has stated its intent, pending the outcome of any judicial review, to write to the ITU to “instruct that the ICO-P assignments currently recorded in the ITU Master Register be cancelled.” We have filed a judicial review, which is currently pending. If Ofcom does not support us in international forums, and if we are unable to preserve our claim to priority and legacy rights, we will be entitled to pursue international S-band operations on the same terms as all other operators. We have initiated proceedings in the European Court of First Instance seeking the annulment of Decision No. 626/2008/EC of the European Parliament, under which, the EC made a call for applications by October 7, 2008 for pan-European systems to provide MSS. We have also filed an application with the EC as called for in the Decision, without prejudice, pending the outcome of the proceedings in the European Court of First Instance. On November 12, 2008, the EC admitted our application into the EC process and, on May 14, 2009, the EC announced that it had not selected the application of ICO Satellite Limited. There remains significant uncertainty about our ability to continue development of our physical and regulatory MEO assets, depending on the outcome of any judicial proceedings and the EC Call Process, and the further development of a MEO business plan and the associated costs (including the costs to comply with the final milestone or any new milestones imposed) and the evolution of the regulatory environment for S-band systems globally, particularly in Europe, as well as the success of discussions with potential partners who could provide funding for the development of the MEO satellite system.

We are subject to additional risks and uncertainties discussed under “Part II—Other Information” in this quarterly report and in “Item 1A. Risk Factors” in our 2008 10-K, that could adversely affect our costs, competitive position, financial condition and ability to realize earnings.

Inflation

The impact of inflation on our condensed consolidated financial condition and results of operations was not significant during any of the periods presented.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have assessed our vulnerability to certain market risks, including interest rate risk associated with our accounts payable, capital lease obligations, and cash and cash equivalents and foreign currency risk associated with our capital lease obligations and cash held in foreign currencies.

As of June 30, 2009, our cash and investment portfolio consisted of both cash and money market funds, with a fair value of approximately $11.3 million. The primary objective of our investments in money market funds is to preserve principal, while maximizing returns and minimizing risk, and our policies require, at the time of purchase, that we make these investments in short-term, high rated securities.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our acting chief executive officer and executive vice president, chief financial officer, evaluate the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). These disclosure controls and procedures ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial and accounting officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of June 30, 2009, based on an evaluation of our disclosure controls and procedures, our acting chief executive officer and executive vice president, chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no other changes in our internal control over financial reporting during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Note 9 to our condensed consolidated financial statements, “Commitments and Contingencies” included in Part I, Item 1 of this quarterly report, for a discussion of the material legal proceedings to which we are a party.

Item 1A.	Risk Factors

The risk factor disclosure included under Part I, Item 1A. of our 2008 10-K has not changed materially other than as noted below.

Under the prearranged bankruptcy plan of DBSD, ICO Global’s equity ownership of DBSD is being reduced to approximately 5% (with warrants for an additional 10% under certain circumstances), and it is possible that ICO Global could retain less or no equity in DBSD if the proposed plan is not confirmed by the Bankruptcy Court.

On May 15, 2009, DBSD North America, Inc. (formerly ICO North America, Inc.), a 99.84% owned subsidiary of ICO Global Communications (Holdings) Limited (“ICO Global”), and each of its subsidiaries (collectively, “DBSD”) filed voluntary petitions for relief under chapter 11 of Title 11 of the United States Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”). DBSD’s bankruptcy cases are being jointly administered under Case No. 09-13061 (collectively, the “Chapter 11 Cases”). ICO Global did not file a petition for relief and is not a debtor in the Chapter 11 Cases. ICO Global also entered into a plan support agreement dated as of May 14, 2009 (“Support Agreement”) with those certain beneficial holders of the 7.5% Convertible Senior Secured Notes due 2009 (“2009 Notes”) holding approximately 57% of the total outstanding 2009 Notes (“Participating Holders”) and DBSD . Pursuant to the Support Agreement, DBSD, ICO Global and the Participating Holders agreed to implement a financial restructuring of DBSD through the Chapter 11 Cases (“Plan of Reorganization”) by which the entire outstanding principal balance and accrued interest of the 2009 Notes (totaling approximately $752 million as of May 15, 2009), would be converted into common stock of reorganized DBSD. As a result of the Plan of Reorganization if it becomes effective, ICO Global’s equity ownership interest in DBSD will be reduced to between 4% and 5% of reorganized DBSD after accounting for the dilutive effect of shares to be issued to DBSD’s general unsecured creditors and reorganized DBSD’s exit financing lenders. In addition, ICO Global is expected to receive warrants to purchase at $0.01 per share up to an additional 10% of the common stock of reorganized DBSD, which shall be exercisable upon certain events concerning the valuation of DBSD. The Participating Holders have agreed, subject to the terms of the Support Agreement, to vote in favor of the Plan of Reorganization in the Chapter 11 Cases.

Confirmation of the Plan of Reorganization, and ICO Global’s ability to retain any equity interest in reorganized DBSD and other rights provided in the Support Agreement, is subject to a number of risks and uncertainties, including the possibility that the Bankruptcy Court may not confirm the Plan of Reorganization if for example, it determines that the Plan of Reorganization is not feasible, is not in the best interests of creditors, or does not comply with other Bankruptcy Code requirements for confirmation. The entities holding the debt under the Amended and Restated Revolving Credit Agreement dated April 7, 2008 (“First Lien Lenders”) and Sprint Nextel Corporation are expected to challenge the Plan of Reorganization on a number of grounds, including feasibility and the permissibility of the equity distribution to ICO Global. Although the official committee of unsecured creditors appointed in the Chapter 11 Cases has recommended that unsecured creditors vote in favor of the Plan of Reorganization, individual unsecured creditors could nonetheless decide to vote against the Plan of Reorganization. If any class of creditors or interest holders, including the First Lien Lenders or the general unsecured creditors, vote against the Plan of Reorganization, then the Plan of Reorganization may be confirmed only if DBSD meets the “cram-down” requirements set forth in section 1129(b) of the Bankruptcy Code. In addition, although the Participating Holders have agreed to vote for the Plan of Reorganization, confirmation of the Plan of Reorganization will require the affirmative vote of two-thirds in amount of the 2009 Notes and more than half in number of holders of the 2009 Notes that vote on the Plan of Reorganization. Moreover, DBSD is actively seeking an extension of certain deadlines set forth in the Support Agreement, as the scheduling of certain events in the Bankruptcy Court will not meet certain deadlines currently set forth therein. In the event DBSD is not successful in obtaining the waiver of the deadlines set forth in the Support Agreement, or is unsuccessful in implementing the restructuring through the Plan of Reorganization, the Support Agreement may be terminated by the Participating Holders. The Support Agreement is also subject to risks attendant to any agreement, including risks of breach by counterparties and enforcement. Moreover, the Federal Communications Commission must approve the transfer of control under the Plan of Reorganization, and if it does not do so, the Plan of Reorganization cannot be implemented even if confirmed by the Bankruptcy Court. Any of these risks could cause ICO Global to own less equity of reorganized DBSD than that contemplated by the Plan of Reorganization or no equity at all. If ICO Global owns less or no equity in reorganized DBSD, it could negatively affect its value.

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

Date	Title	Number of shares	Consideration
June 1, 2009	Class A common stock	186,567(1)	—

(1)	Issued as compensation to Eagle River, Inc., for advisory services performed from March 1, 2009 through May 31, 2009.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

An annual meeting of stockholders of the Company was held on June 19, 2009 for the following purposes: (1) the election of directors; (2) the ratification of the Audit Committee’s selection of the independent registered public accounting firm of Deloitte & Touche LLP as the Company’s independent auditor for the fiscal year ending December 31, 2009; and (3) the Approval of an Amendment to the Company’s Restated Certificate of Incorporation that, if filed with the Secretary of State of Delaware at the Discretion of the Board of Directors, would (a) effect a Reverse Stock Split of the Company’s Common Stock at a Reverse Split Ratio of Between 1-for-5 and 1-for-20, as Determined by the Board of Directors, and (b) Decrease the Number of Authorized Shares of the Company’s Common Stock on a Basis Proportional to the Reverse Split Ratio Approved by the Board of Directors. The table below shows the results of the stockholders’ voting:

Proposal 1: Election of Directors.

	Votes For	Withheld
Craig O. McCaw	639,024,812	7,952,335
Samuel L. Ginn	646,287,440	689,707
Barry L. Rowan	646,308,044	669,103
Nicolas Kauser	646,119,257	857,890
H. Brian Thompson	643,594,653	3,382,494
David Wasserman	646,119,261	857,886

Proposal 2: Ratification of the selection by the Audit Committee of the Board of Directors of the independent registered public accounting firm of Deloitte & Touche LLP as the Company’s independent auditor for the fiscal year ending December 31, 2009.

Votes For	Votes Against	Abstentions
646,435,480	89,621	452,046

Proposal 3: Approval of an Amendment to the Company’s Restated Certificate of Incorporation that, if filed with the Secretary of State of Delaware at the Discretion of the Board of Directors, would (a) effect a Reverse Stock Split of the Company’s Common Stock at a Reverse Split Ratio of Between 1-for-5 and 1-for-20, as Determined by the Board of Directors, and (b) Decrease the Number of Authorized Shares of the Company’s Common Stock on a Basis Proportional to the Reverse Split Ratio Approved by the Board of Directors.

Votes For	Votes Against	Abstentions
646,101,506	410,628	465,013

Item 5.	Other Information

None.

Item 6.	Exhibits

Ex. 31.1*	Certification of the principal executive officer and principal accounting and financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

Ex. 32.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

*	Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

ICO GLOBAL COMMUNICATIONS (HOLDINGS) LIMITED
(Registrant)

Dated: August 17, 2009	By:	/s/ MICHAEL P. CORKERY
Michael P. Corkery
Acting Chief Executive Officer (Principal Executive Officer) and Executive Vice
President, Chief Financial Officer
(Principal Financial and Accounting Officer)