Form 10-Q
period 2009-09-30
ICO Global Communications (Holdings) LTD
filed 2009-11-09
CIK 1359555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

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

As of November 2, 2009, the registrant had 154,747,300 shares of Class A common stock and 53,660,000 shares of Class B common stock outstanding.

ICO GLOBAL COMMUNICATIONS (HOLDINGS) LIMITED

FORM 10-Q

For the three and nine months ended September 30, 2009

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$8,382	$29,261
Investments – available-for-sale securities	—	5,961
Prepaid expenses and other current assets	1,185	8,890

Total current assets	9,567	44,112
Property in service – net of accumulated depreciation of $304 and $953, respectively	426	1,059
Satellite system under construction	—	544,514
Investments – available-for-sale securities	—	29,214
Investments – trading securities	—	34,210
Debt issuance costs – net of accumulated amortization of $24,225	—	5,333
Other assets	321	5,522
Investment in DBSD	23,650	—

Total	$33,964	$663,964

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY IN ASSETS
Current liabilities:
Accounts payable	$855	$556
Accrued satellite system construction payable	—	8,973
Accrued expenses	19,236	21,503
Deferred satellite performance incentives	—	1,680
Payable to affiliates	1,426	—
Accrued interest	21,391	39,171
Working capital facility	—	43,722
Convertible debt – net of discount of $5,824	—	700,488
Current portion of capital lease obligations	18,238	15,624

Total current liabilities	61,146	831,717
Capital lease obligations, less current portion	—	1,296
Income tax	12,024	11,058
Deferred satellite performance incentives	—	9,204
Other	—	3,200

Total liabilities	73,170	856,475

Commitments and contingencies (Note 9)
Stockholders’ deficiency in assets:
Preferred stock, $.01 par value, 75,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.01 par value, 900,000,000 shares authorized, 212,870,587 and 212,005,449 shares issued, and 154,748,396 and 154,006,103 shares outstanding	2,129	2,120
Class B convertible common stock, $.01 par value, 150,000,000 shares authorized, 84,663,382 shares issued and 53,660,000 shares outstanding	847	847
Additional paid-in capital	2,755,355	2,790,967
Treasury stock, 58,122,191 and 57,999,346 shares of Class A common stock and 31,003,382 shares of Class B convertible common stock	(877,625)	(877,545)
Accumulated other comprehensive income (loss)	(6,438)	6,695
Deficit accumulated during the development stage	(1,913,474)	(2,115,595)

Total stockholders’ deficiency in assets	(39,206)	(192,511)

Total	$33,964	$663,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,		February 9, 2000 (inception) to September 30, 2009 (development stage period)
	2009	2008	2009	2008
Operating expenses:
General and administrative	$4,375	$11,846	$34,046	$41,888	$708,076
Research and development	—	2,337	1,639	4,582	83,787
Contract settlements	—	—	—	—	(74,955)
Impairment of property under construction	—	—	—	—	1,438,304
Loss on disposal of assets	—	—	—	—	11,117

Total operating expenses	4,375	14,183	35,685	46,470	2,166,329

Operating loss	(4,375)	(14,183)	(35,685)	(46,470)	(2,166,329)

Interest income	1	900	543	3,663	138,267
Interest expense	(971)	(9,755)	(35,758)	(29,068)	(266,568)
Gain (loss) on deconsolidation of DBSD	(474)	—	280,971	—	280,971
Other income (expense)	(791)	1,187	(7,184)	(9,572)	(5,896)

Income (loss) before income taxes	(6,610)	(21,851)	202,887	(81,447)	(2,019,555)
Income tax benefit (expense)	(245)	(233)	(766)	(1,013)	115,813

Net income (loss) before cumulative effect of change in accounting principle	(6,855)	(22,084)	202,121	(82,460)	(1,903,742)
Cumulative effect of change in accounting principle	—	—	—	—	(1,944)

Net income (loss)	$(6,855)	$(22,084)	$202,121	$(82,460)	$(1,905,686)

Basic and diluted income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(0.03)	$(0.11)	$0.97	$(0.41)	$(9.74)
Cumulative effect of change in accounting principle	—	—	—	—	(0.01)

Basic and diluted income (loss) per share	$(0.03)	$(0.11)	$0.97	$(0.41)	$(9.75)

Weighted average shares outstanding used to compute basic and diluted income (loss) per share	208,069,143	206,917,676	207,796,396	201,991,956	195,436,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,		February 9, 2000 (inception) to September 30, 2009 (development stage period)
	2009	2008	2009	2008
Net income (loss)	$(6,855)	$(22,084)	$202,121	$(82,460)	$(1,905,686)
Other comprehensive loss:
Cumulative translation adjustments	(201)	1,244	(13,133)	(197)	(6,438)

Comprehensive income (loss)	$(7,056)	$(20,840)	$188,988	$(82,657)	$(1,912,124)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(In thousands, except share data, unaudited)

	Nine months ended September 30,		February 9, 2000 (inception) to September 30, 2009 (development stage period)
	2009	2008
Operating activities:
Net income (loss)	$202,121	$(82,460)	$(1,905,686)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	4,145	6,291	45,592
Depreciation	225	407	4,477
Non-cash interest expense	7,374	13,117	54,638
Non-cash settlement of litigation matter	—	2,385	2,385
Gain on deconsolidation of DBSD	(280,971)	—	(280,971)
Unrealized foreign exchange (gains) losses	2,905	(1,258)	(5,578)
Losses on disposal of assets	—	—	11,117
Deferred income tax benefit	—	—	(103)
Impairment of property under construction	—	—	1,438,304
Gain on contract settlements	—	—	(74,955)
Gain on Nextel share-pledge derivative	—	—	(9,168)
Deferred income tax credit	—	—	(121,928)
Realized losses on sales of investment securities	5,145	2,647	7,779
Unrealized (gains) losses on investment securities	(1,608)	9,087	11,378
Fair value adjustment for ARS Put Option	690	—	(4,442)
Amortization of capitalized SAN operator incentive	—	—	2,593
Cost of issuance of shares to distribution partners	—	—	37,440
Other	500	—	30,213
Other changes in certain assets and liabilities:
Prepaid expenses and other current/non-current assets	4,292	(6,941)	45,822
Accrued interest income	58	226	160
Accounts payable	2,459	2,542	2,069
Accrued interest payable	28,579	15,136	85,927
Other accrued expenses	(1,031)	(129)	64,790

Net cash used in operating activities	(25,117)	(38,950)	(558,147)

Investing activities:
Proceeds from launch insurance	—	—	225,000
Debtor in possession advance in relation to Old ICO	—	—	(275,000)
Acquisition of net assets of Old ICO	—	—	(117,590)
Cash received from Old ICO at acquisition	—	—	107,436
Restricted cash	—	825	(5,074)
Purchases of satellite system under construction	(4,059)	(57,955)	(414,618)
Purchases of property under construction	—	—	(497,890)
Purchases of property in service	(14)	(199)	(3,548)
Investments in unconsolidated subsidiaries	(3,848)	—	(6,221)
Purchases of other assets	—	—	(14,000)
Purchases of investment securities	—	(126,850)	(4,404,343)
Maturities and sales of investment securities	12,505	57,274	4,332,756
Purchases of restricted investments	—	—	(94,283)
Maturities and sales of restricted investments	—	—	94,305
Proceeds from contract amendments	—	—	44,434
Proceeds from sale of assets	—	—	12,106

Net cash provided by (used in) investing activities	4,584	(126,905)	(1,016,530)

Financing activities:
Net proceeds from issuance of common stock	—	27,435	625,353
Proceeds from exercise of stock options	—	—	139
Net proceeds from issuance of convertible notes	—	—	620,442
Net proceeds from working capital facility	—	37,539	37,539
Proceeds from sales of subsidiary stock and stock options	—	—	9,920
Payment of withholding taxes from stock awards	(101)	(94)	(937)
Advances from affiliates	4,699	—	329,094
Repayment of advances from affiliates	—	—	(324,395)
Repayment of note payable to Eagle River	—	—	(37,500)
Repayment of operator financing	—	—	(5,727)
Proceeds from pledge of Nextel shares	—	—	351,600
Proceeds from loan from Teledesic LLC	—	—	20,000
Acquisition of ICO shares from minority interest stockholder	—	—	(30,868)

Net cash provided by financing activities	4,598	64,880	1,594,660

Effect of foreign exchange rate changes on cash	(4,944)	727	(11,601)

Net increase (decrease) in cash and cash equivalents	(20,879)	(100,248)	8,382
Cash and cash equivalents—beginning of period	29,261	146,657	—

Cash and cash equivalents—end of period	$8,382	$46,409	$8,382

(continued)

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows (Continued)

(In thousands, except share data, unaudited)

	Nine months ended September 30,		February 9, 2000 (inception) to September 30, 2009 (development stage period)
	2009	2008
Supplemental disclosures:
Income taxes paid	$—	$405	$7,870
Interest paid	339	110	150,948
Capitalized interest	1,054	32,579	98,504
Supplemental disclosure of non-cash activities:
Issuance of Class A common shares in respect of investment in Ellipso, Inc.	—	—	6,863
Issuance of Class B common shares in respect of investment in Ellipso, Inc.	—	—	74
Issuance of Class A common shares in respect of investment in Constellation Communications Holdings, Inc.	—	—	904
Issuance of Class A common shares for settlement of litigation matter	—	2,385	2,385
Issuance of Class A common shares for advisory services	375	375	1,903
Issuance of Class A common shares for stock-based compensation	136	270	3,744
Payment in form of ARS as compensation for advisory services	500	—	500
Decrease in accrued satellite system construction payable, net of liquidated damages	(8,973)	(2,654)	—
Equipment acquired in capital lease agreements	—	—	42,096
Issuance of warrants for the repayment of debt	—	—	4,950
Interest payment on convertible debt in the form of additional notes	29,964	56,312	86,276
Investment in DBSD upon deconsolidation	23,650	—	23,650
The following securities of ICO arose from the acquisition of Old ICO’s net assets:
93,700,041 Class A common shares and options to acquire Class A common shares issued	—	—	679,873
31,003,382 Class B common shares issued	—	—	275,000
1,600,000 Class A common shares issued to distribution partners	—	—	16,720
200,000 Class A common shares committed to distribution partners	—	—	2,090
50,000,000 warrants issued to acquire Class A common shares	—	—	180,000

(concluded)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Business

ICO Global Communications (Holdings) Limited (“ICO Global”), along with its subsidiaries (collectively referred to as “Company”), is a next-generation mobile satellite service (“MSS”) operator. The Company has several medium earth orbit (“MEO”) satellites in advanced stages of completion and has successfully launched one MEO satellite (“F2”). Due to disagreements with the manufacturer and launch manager of the MEO satellite system, and the litigation related to these disputes as outlined in Note 9, the Company has not advanced further development activity related to its MEO satellites. The Company continues to explore the development of a business plan outside of North America which would use its MEO physical and regulatory assets and continues to evaluate the usability and augmentation of a MEO satellite system. The cost of completing the development of the MEO satellite system in connection with such a business plan is uncertain at this time. As part of the exploration of these various alternatives, the Company continues to defend its spectrum assignments and claims.

The Company’s majority-owned subsidiary, DBSD North America, Inc. (formerly ICO North America, Inc.), along with its subsidiaries, (collectively referred to as “DBSD”), is developing an advanced next-generation hybrid mobile satellite service/ancillary terrestrial component system (“MSS/ATC System”) combining both satellite and terrestrial communications capabilities. The MSS/ATC System will allow DBSD to provide wireless voice, video, data and/or Internet service throughout the United States on mobile and portable devices. DBSD is currently in the process of demonstrating the operational status of its MSS/ATC System on a trial basis.

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

In accordance with Accounting Standards Codification (“ASC”) topic 810, Consolidation (“ASC 810”) (formerly Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB Statement No. 51), a parent shall deconsolidate a subsidiary as of the date the parent ceases to have a controlling interest in the subsidiary. Bankruptcy represents a condition which can preclude consolidation as control rests with the bankruptcy court, rather than the majority owner. Accordingly, due to the Company’s loss of control of DBSD as a result of the Chapter 11 Cases, the Company has deconsolidated DBSD from its financial operating results effective May 15, 2009.

In order to exit the Chapter 11 Cases successfully, DBSD is required to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization or liquidation that satisfies the requirements of the Bankruptcy Code. On May 30, 2009, DBSD filed its proposed joint plan of reorganization pursuant to Chapter 11 of the Bankruptcy Code (as amended and modified by subsequent filings, the “Plan of Reorganization”) and corresponding disclosure statement (as amended and modified by subsequent filings, the “Disclosure Statement”). On July 27, 2009, the Bankruptcy Court entered an order approving the Disclosure Statement and the solicitation procedures. DBSD presented their case for confirmation of the Plan of Reorganization at a hearing on September 22, 2009 through September 25, 2009. On October 26, 2009, the Bankruptcy Court issued a decision ruling in favor of confirmation of the Plan of Reorganization. The U.S. Federal Communications Commission (“FCC”) must approve the transfer of DBSD licenses to the reorganized DBSD under the Plan of Reorganization, and if it does not do so, the Plan of Reorganization cannot be implemented in its current form. On November 3, 2009, the Bankruptcy Court approved DBSD securing debtor-in-possession (“DIP”) financing in the amount of $25 million to fund their operations while they await FCC approval of the license transfers. The primary purpose of the Plan of Reorganization is to effect the restructuring and substantial de-leveraging of DBSD’s capital structure to bring it into alignment with its future operating prospects and to provide DBSD with greater liquidity. Under the Plan of Reorganization, holders of the 2009 Notes would receive shares of common stock of DBSD representing approximately 95% of its outstanding equity and ICO Global would receive shares of common stock of DBSD representing approximately 5% of its outstanding equity. In addition, ICO Global would receive warrants to purchase at $0.01 per share up to an additional 10% of the equity of DBSD which shall be exercisable upon certain valuation events. ICO Global does not currently have control or significant influence over the operating decisions of DBSD, and is not expected to regain control or significant influence over DBSD under the Plan of Reorganization. Effective May 15, 2009, ICO Global accounts for its remaining investment in DBSD as a cost method investment. See Note 5 for a discussion of the deconsolidation of DBSD and ICO Global’s accounting for its cost method investment in DBSD on a prospective basis.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

2. Development Stage Enterprise

The Company is a development stage enterprise as defined in ASC 915, Development Stage Entities (“ASC 915”) (formerly SFAS No. 7, Accounting and Reporting by Development Stage Enterprises), and will continue to be so until it commences commercial operations. The development stage is from February 9, 2000 (inception) through September 30, 2009. As described in Note 1, the Company continues to explore the development of a business plan outside of North America which would use its MEO physical and regulatory assets. The Company is not currently generating revenue from operations and may be unable to obtain funding necessary to fund its future working capital requirements or achieve positive cash flow from operations. As of September 30, 2009, the Company had a working capital deficit (current liabilities exceeded current assets) of approximately $51.6 million. This deficit is primarily due to MEO satellite access node (“SAN”) obligations of $56.6 million (see Note 6), which are classified as current liabilities due to their contractual commitments. The Company does not anticipate these SAN obligations to require significant cash payments during the next twelve months.

The Company’s existing cash and cash equivalents are not sufficient to fund its working capital needs for the next twelve months. In order to funds its remaining working capital needs beyond the third quarter of 2010, the Company plans to secure additional financing, which may include selling securities under its effective shelf registration statement. The outcome of these events cannot be predicted at this time, which raises material uncertainty about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To the extent the Company does not secure additional funding, the Company plans to significantly reduce its operating and development expenditures, which would include, among others, personnel, vendor support, and other overhead.

3. Summary of Significant Accounting Policies

Interim Financial Statements—The financial information included in the accompanying condensed consolidated financial statements is unaudited and includes all adjustments, consisting of normal recurring adjustments and accruals, considered necessary for a fair presentation. Certain information and footnote disclosures have been condensed or omitted. The financial information as of December 31, 2008 is derived from the Company’s audited consolidated financial statements and notes included in Item 8 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (“2008 10-K”), filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2009. The financial information included in this quarterly report should be read in conjunction with management’s discussion and analysis of financial condition and results of operations and the consolidated financial statements and notes included in the Company’s 2008 10-K. Operating results and cash flows for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009 or any other interim period.

Management has evaluated events occurring between the end of its most recent fiscal quarter and November 9, 2009, the date of the filing of these condensed consolidated financial statements.

Use of Estimates—The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of September 30, 2009, significant estimates were used when accounting for the Company’s investment in DBSD, income taxes, contingencies and stock-based compensation awards, among others. As of December 31, 2008, significant estimates were used when accounting for income taxes, contingencies, asset useful lives, valuations of auction rate securities (“ARS”) and stock-based compensation awards, among others. Actual results could differ from those estimates. Estimates are evaluated on an ongoing basis.

Cash and Cash Equivalents—Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities from the date of purchase of 90 days or less. Effective May 15, 2009, DBSD was deconsolidated and its cash and cash equivalents are no longer included in the Company’s condensed consolidated balance sheet. Cash and cash equivalents are comprised of the following (in thousands):

	September 30, 2009	December 31, 2008
Cash	$801	$2,334
Money market funds	7,581	26,927

	$8,382	$29,261

        Investments (Available-for-Sale and Trading Securities)—Effective May 15, 2009, DBSD has been deconsolidated and investments in available-for-sale and trading securities held by DBSD are no longer included in the Company’s condensed consolidated balance sheet. As of December 31, 2008, the Company’s short-term and long-term investments were held in ARS and classified as trading or available-for-sale. The Company’s accounting policies for recording available-for-sale and trading securities is disclosed in its 2008 10-K.

Prepaid Expenses and Other Current Assets—As of September 30, 2009, prepaid expenses and other current assets consist primarily of prepayments related to director and officer’s insurance as well as prepaid rent and security deposits associated with certain of the Company’s leased facilities. As of December 31, 2008, prepaid expenses and other current assets consisted primarily of payments made for satellite in-orbit insurance and debt issuance costs incurred in connection with issuance of the 2009 Credit Facility.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

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

Other Assets—As of September 30, 2009, other assets consists primarily of long-term security deposits associated with the Company’s leased facilities. As of December 31, 2008, other assets consisted primarily of a put option associated with a settlement agreement with UBS Financial Services, Inc. (“UBS”) whereby UBS agreed to purchase certain ARS it sold to DBSD (“ARS Put Option”). Effective May 15, 2009, DBSD was deconsolidated and its ARS Put Option is no longer included in the Company’s condensed consolidated balance sheet.

Impairment of Long-Lived Assets—Pursuant to ASC topic 360, Property, Plant and Equipment (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), the carrying values of long-lived assets are reviewed whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Management considers whether specific events have occurred in determining whether long-lived assets are impaired at each balance sheet date or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The determination of whether impairment exists is based on any excess of the carrying value over the expected future cash flows. Any resulting impairment charge is measured based on the difference between the carrying value of the asset and its fair value, as estimated using undiscounted future cash flows expected to be generated by the assets. No impairment of long-lived assets was determined as a result of the Company’s analyses as of September 30, 2009 and December 31, 2008.

Debt Issuance Costs—Effective May 15, 2009, DBSD has been deconsolidated and its debt issuance costs are no longer included in the Company’s condensed consolidated balance sheet. As of December 31, 2008, costs incurred in connection with the issuance of the 2009 Credit Facility and 2009 Notes were capitalized and included in prepaid expenses and other current assets and debt issuance costs on the Company’s condensed consolidated balance sheet. Debt issuance costs associated with the 2009 Credit Facility were being amortized using the effective interest method from April 2008 through maturity in May 2009. Debt issuance costs associated with the 2009 Notes were being amortized using the effective interest method from issuance in August 2005 through maturity in August 2009. Amortization of debt issuance costs is included in interest expense in the Company’s condensed consolidated statements of operations. Amortization of debt issuance costs for the three and nine months ended September 30, 2009 and 2008 was $0 and $4.0 million and $2.6 million and $6.9 million, respectively.

Investment in DBSD—Under ASC 810, consolidation of a majority-owned subsidiary is precluded when control, either directly or indirectly does not rest with the majority voting interest of an entity. Bankruptcy represents a condition which can preclude consolidation or equity method accounting as control rests with the bankruptcy court, rather than the majority owner. As described in Note 1, DBSD declared bankruptcy on May 15, 2009 and accordingly, the Company deconsolidated DBSD as of that date, which eliminates all future operations of DBSD from the Company’s financial operating results. In accordance with ASC 810, the Company recognized a gain of $281.0 million related to the deconsolidation of DBSD, which has been recorded as gain on deconsolidation of DBSD on the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2009. As the Company is not expected to maintain its majority ownership interest in DBSD under the Plan of Reorganization, nor will the Company regain significant influence or control of DBSD under the Plan of Reorganization, the Company will account for its remaining investment in DBSD as a cost method investment. As of September 30, 2009, the Company’s $23.7 million investment in DBSD is equal to the fair value of the Company’s retained investment in DBSD as of May 15, 2009, as determined based on the guidance in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) (formerly SFAS No. 157, Fair Value Measurements). The Company evaluates its cost method investment in DBSD for impairment on a quarterly basis. See Note 5 for further discussion regarding the deconsolidation of DBSD, including calculation of the resulting gain upon deconsolidation.

Fair Value of Financial Instruments—As of September 30, 2009, the Company’s financial instruments include its cash and cash equivalents, investment in DBSD, accounts payable and certain other assets and accrued liabilities. The Company determines the fair value of its financial instruments based on the hierarchy established by ASC 820. Refer to Note 5 for a discussion regarding the fair value of the Company’s investment in DBSD. The carrying amounts of the Company’s other financial instruments are reasonable estimates of their fair values because they are equivalent to cash or due to their short-term nature.

Accumulated Other Comprehensive Income (Loss)—As of September 30, 2009 and December 31, 2008, the Company’s accumulated other comprehensive income (loss) consisted of cumulative translation adjustments of $(6.4) million and $6.7 million, respectively.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Research and Development Costs—Research and development costs, consisting of third-party engineering, consulting and development costs incurred through May 15, 2009 associated with technology being considered for use in DBSD’s MSS/ATC System and ICO Mobile Interactive Media (ICO mim TM) service, as well as costs associated with an evaluation of the usability of the Company’s MEO satellite system, are expensed as incurred. The Company reviews each of its research and development projects to determine if technological feasibility has been achieved, at which point, future development costs associated with that project are capitalized.

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

Share-Based Payment—The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”) (formerly SFAS No. 123 (revised 2004), Share-Based Payment). ASC 718 requires measurement of all share-based payment awards based on the estimated fair value on the date of grant and the recognition of compensation cost over the requisite service period for awards expected to vest.

The Company records stock-based compensation on stock options and restricted stock awards issued to employees, directors and consultants. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model (“Black-Scholes Model”) based on the single option award approach. The fair value of restricted stock awards is determined based on the number of shares granted and the quoted market price of the Company’s Class A common stock on the date of grant. The fair value of stock options is amortized to expense on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of restricted stock awards with performance conditions is amortized to expense over the requisite service period using the accelerated method of expense recognition. The fair value of share-based payment awards as determined by the Black-Scholes Model is affected by the Company’s stock price as well as other assumptions. These assumptions include, but are not limited to, the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. ASC 718 requires forfeitures to be estimated at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Foreign Currency Translation and Foreign Currency Transactions—The reporting currency for the Company’s operations is U.S. dollars. The Company translates the activities of its subsidiaries with functional currencies other than the U.S. dollar during the period at the average exchange rate prevailing during the period. Assets and liabilities denominated in foreign currencies are translated at the exchange rates prevailing at the balance sheet date. Translation adjustments resulting from these processes are recognized as a component of accumulated other comprehensive income (loss). The Company recognizes applicable cumulative translation adjustments as a component of operating income (loss) in the period in which a subsidiary is substantially liquidated. For the three and nine months ended September 30, 2009 and 2008, there were no gains or losses resulting from the liquidation of subsidiaries.

Gains and losses on foreign currency transactions are recognized as a component of other income (expense) in the condensed consolidated statements of operations in the period in which they occur. For the three and nine months ended September 30, 2009 and 2008, gains (losses) on intercompany foreign currency transactions of $3.3 million and $8.1 million and $(7.5) million and $(1.5) million, respectively, have been excluded from net income (loss) and reported as a component of accumulated other comprehensive income (loss) due to their long-term investment nature.

Income (Loss) Per Share—Basic income (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is calculated by dividing income (loss) allocable to common shareholders by the weighted average common shares outstanding plus dilutive potential common stock. Dilutive potential common stock includes unvested restricted stock awards, stock options and warrants, the dilutive effect of which is calculated using the treasury stock method. Prior to the satisfaction of vesting conditions, unvested restricted stock awards are considered contingently issuable consistent with ASC 260, Earnings per Share (formerly SFAS No. 128, Earnings per Share), and are excluded from weighted average common shares outstanding.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income (loss)	$(6,855)	$(22,084)	$202,121	$(82,460)

Weighted average common shares outstanding	208,290,275	207,437,895	208,057,614	202,569,005
Less: weighted average unvested restricted stock	(221,132)	(520,219)	(261,218)	(577,049)

Shares used for computation of basic and diluted income (loss) per share(1)	208,069,143	206,917,676	207,796,396	201,991,956

Basic and diluted income (loss) per share	$(0.03)	$(0.11)	$0.97	$(0.41)

(1)	The effect of certain stock options and warrants was anti-dilutive, and they were not included in the calculation of diluted income (loss) per share. As of September 30, 2009 and 2008, anti-dilutive stock options and warrants totaled 17,307,308 and 16,250,683, respectively.

New Accounting Pronouncements—In December 2007, the Financial Accounting Standards Board (“FASB”) issued ASC 805, Business Combinations (“ASC 805”) (formerly SFAS No. 141(R), Business Combinations). The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires transaction costs to be expensed as incurred; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. ASC 805 is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Early adoption is not permitted. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued ASC 810 which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. ASC 810 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows. However, the application of this statement in connection with the bankruptcy of DBSD did have a material impact on the Company’s financial position, results of operations, cash flows and disclosures.

In March 2008, the FASB issued ASC 815, Derivatives and Hedging (“ASC 815”) (formerly SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133). ASC 815 expands the disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), about an entity’s derivative instruments and hedging activities. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations, cash flows or disclosures.

In April 2009, the FASB issued ASC 820 (formerly FASB Staff Position (“FSP”) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). ASC 820 provides additional guidance in determining fair values when there is no active market or where the price inputs being used represent distressed sales. ASC 820 reaffirms that the objective of fair value measurement is to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. ASC 820 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued ASC 820 (formerly FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments). ASC 820 requires disclosures of qualitative and quantitative information about fair value for any financial instruments that are not currently reflected on the balance sheet of companies on a quarterly basis. ASC 820 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this statement had an impact on the Company’s financial statement disclosures as it pertains to the Company’s investment in DBSD (see Note 5).

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

In April 2009, the FASB issued ASC 320, Investments—Debt and Equity Securities (“ASC 320”) (formerly FSP FAS 115-2 and FSP FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). ASC 320 amends other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations, cash flows or disclosures.

In May 2009, the FASB issued ASC 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events), which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations, cash flows or disclosures.

In June 2009, the FASB issued ASC 860, Transfers and Servicing (“ASC 860”) (formerly SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140). ASC 860 seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically, ASC 860 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. ASC 860 is effective for fiscal years beginning after November 15, 2009. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued ASC 810 (formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R)), which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. ASC 810 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, ASC 810 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. ASC 810 is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles (“ASC 105”) (formerly SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. ASC 105 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. ASC 105 became effective for the Company in the current quarter and the Company has disclosed applicable accounting guidance according to the new codification system.

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

The following table summarizes the change in fair value of ARS and the ARS Put Option, measured at fair value on a recurring basis using significant Level 3 unobservable inputs based on the hierarchy established by ASC 820, for the nine months ended September 30, 2009 (in thousands):

	ARS	ARS Put Option
Fair value, January 1, 2009	$69,385	$5,132
Purchases, issuances and settlements, net	(6,495)	—
Unrealized losses included in net income	(2,382)	(691)
Realized losses included in net income	(1,155)	—
Interest accretion on other-than-temporary impairment	42	—
Transfers out of Level 3 due to changes in observability of significant inputs	(6,510)	—
Transfers out of Level 3 upon deconsolidation of DBSD	(52,885)	(4,441)

Fair value, September 30, 2009	$—	$—

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

For the three and nine months ended September 30, 2009, the Company recognized realized and unrealized losses related to ARS of $0 and $4.2 million, respectively. Realized and unrealized gains and losses are reflected as other income (expense) on the Company’s condensed consolidated statements of operations.

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

In accordance with ASC 810, the Company recognized a gain of $281.4 million upon the deconsolidation of DBSD, which has been recorded as a gain on deconsolidation of DBSD on the Company’s condensed consolidated statement of operations. This gain was determined based upon the fair value of the Company’s retained investment in DBSD as of May 15, 2009 ($23.7 million) as described below, less the carrying value of DBSD’s net assets as of May 15, 2009 (net deficit of $257.7 million). During the three months ended September 30, 2009, the Company reduced its gain on deconsolidation of DBSD by $474,000 as a result of reimbursements due to DBSD for their respective share of stock awards that ultimately failed to vest.

The Company, with the assistance of its financial advisor, determined the estimated fair value of DBSD using several valuation methods, including a market comparable analysis, a spectrum transaction analysis and a discounted cash flow model. The valuation methodologies utilized were based on both observable and unobservable inputs within the hierarchy established in ASC 820, and included certain publicly available financial and other information regarding DBSD and similar companies in the MSS industry as well as DBSD’s projected future cash flows. The market comparable analysis and spectrum analysis were based largely on Level 2 observable inputs, whereas the discounted cash flow analysis relied primarily on Level 3 unobservable inputs. The market comparable analysis was based on enterprise values of publicly traded companies that have assets, operating, and financial characteristics similar to DBSD. This analysis evaluated publicly traded companies in the MSS industry and compared them to DBSD based upon industry benchmarks. The spectrum transaction analysis was based upon the value of relevant spectrum auctions and transactions and evaluated the range of transaction prices/MHz POP paid in recent spectrum auctions and transactions. The discounted cash flow analysis approach discounts the expected future cash flows by a discount rate determined by calculating the average cost of debt and equity for publicly traded companies that are similar to DBSD. For purposes of the discounted cash flow analysis, the Company utilized DBSD’s expected future cash flows for its ICO mim business plan. The Company also utilized certain assumptions that market participants would use in pricing this asset, including assumptions about risk. The Company then evaluated each of these approaches, selected the results of the market comparable approach and applied a lack of marketability discount to reflect the illiquidity of the equity position relative to the public market comparables from which the value was estimated. Reliance on the market comparable approach was largely based on significant similarities between DBSD and comparable companies in the MSS industry segment. Each of the companies are in the development stage, operate under similar business plans and face capital market challenges due to ongoing funding requirements in an extremely capital intensive business. The valuation and analysis resulted in an estimate of the fair value of the Company’s retained investment in DBSD, based on its approximate 5% expected ownership interest, of approximately $23.7 million as of the date of deconsolidation.

As the Company does not currently have control or significant influence over the operating decisions of DBSD, and is not expected to regain control or significant influence of DBSD under the Plan of Reorganization, the Company accounts for its investment in DBSD as a cost method investment. As the Company’s determination of the fair value of its investment in DBSD was based primarily on observable inputs as noted above, this investment is classified as Level 2 under ASC 820.

As of September 30, 2009, the carrying amount of this cost method investment was $23.7 million, equal to the fair value of the Company’s investment in DBSD as of May 15, 2009. There have been no identified events or changes in circumstances subsequent to May 15, 2009 that would affect the fair value of the Company’s investment in DBSD. The Company evaluated its investment in DBSD as of September 30, 2009 for any impairment indicators that would have a significant adverse effect on its fair value, and no matters came to the Company’s attention that indicated an impairment of its investment in DBSD. The Company will continue to evaluate its cost method investment in DBSD on a quarterly basis.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

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

The following table sets forth a summary of the transactions with the Company’s various SAN Operators (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Total SAN liability, beginning of period	$54,412	$52,464	$49,966	$49,193
Expense recognized under SAN Operating Agreements	370	534	1,446	1,566
Interest expense related to SAN Infrastructure Agreements	959	913	2,675	2,814
Payments made to SAN Operators	(406)	(290)	(899)	(1,281)
Effect of changes in foreign currency exchange rates	1,314	(2,328)	3,461	(999)

Total SAN liability, end of period	$56,649	$51,293	$56,649	$51,293

The following table summarizes the Company’s total SAN liability with its SAN Operators and is included in the following line items on the condensed consolidated balance sheets (in thousands):

	September 30, 2009	December 31, 2008
Accrued expenses	$17,020	$16,450
Accrued interest	21,391	16,596
Current portion of capital lease obligations	18,238	15,624
Capital lease obligations, less current portion	—	1,296

	$56,649	$49,966

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

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

8. Convertible Debt

In August 2005, DBSD completed the sale of $650 million aggregate principal amount of convertible notes to Qualified Institutional Buyers pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Rule 144A thereunder. The 2009 Notes matured in August 2009 and bore interest at a rate of 7.5% per year, payable semi-annually in arrears in cash on February 15 and August 15. Subject to certain exceptions, for the period from August 16, 2007 through August 15, 2009, DBSD had the option of paying accrued interest due with additional notes in lieu of cash at an increased interest rate of 8.5% per annum. DBSD elected to make its February 15, 2008, August 15, 2008 and February 15, 2009 interest payments of $27.6 million, $28.8 million and $30 million, respectively, in the form of additional notes. Therefore, the rate used to accrue interest on the outstanding 2009 Notes was adjusted to 8.5% per annum effective August 16, 2007.

On May 1, 2009, DBSD entered into a forbearance agreement dated as of April 30, 2009 (“Note Forbearance Agreement”) with the holders of a majority of the 2009 Notes (“Majority Note Holders”) and the trustee, among others, pursuant to which the Majority Note Holders agreed to, and to direct the trustee to, temporarily forbear from exercising rights and remedies against DBSD with respect to the Payment Default. The Note Forbearance Agreement contained a term and conditions similar to the 2009 Credit Facility Forbearance Agreement entered into on April 30, 2009 as discussed in Note 7, as well as additional terms. The rate used to accrue interest on the outstanding 2009 Notes increased to 9.5% per annum effective May 15, 2009 arising from the Payment Default. As of May 15, 2009, DBSD was deconsolidated and the 2009 Notes are no longer included in the Company’s condensed consolidated balance sheet.

9. Commitments and Contingencies

Satellite System Operating Commitments—The Company has an agreement with Intelsat, Ltd. (“Intelsat”) to provide satellite operational services to support the telemetry, tracking and control (“TT&C”) system of F2. Under this agreement, the Company is obligated to pay Intelsat a recurring, monthly fee associated with TT&C and other satellite support services. In addition to this agreement, the Company has commitments for operational services related to its MEO satellite system. As of September 30, 2009, the Company had satellite system operating commitments of approximately $3.3 million related to its MEO satellite system, of which $2.1 million is payable in 2009 and $1.2 million is payable in 2010.

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

The Company leases office space, a storage facility for its MEO satellites and certain equipment under noncancellable rental agreements accounted for as operating leases. In addition, DBSD has lease commitments for the terrestrial network sites that support the alpha trial of its ICO mim service, which have been included in the Company’s operating results up until deconsolidation of DBSD on May 15, 2009. Total rental expense under operating leases for the three and nine months ended September 30, 2009 and 2008 was approximately $363,000 and $1.1 million and $451,000 and $1.2 million, respectively, and is included in general and administrative expenses in the Company’s condensed consolidated statements of operations.

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

On January 2, 2009, the court presiding over the case entered judgment on the verdict, including pre-judgment interest, in the amount of $631.1 million. On February 26, 2009, the Court denied most of Boeing/BSSI’s post-trial motions and granted one, and the judgment became final in the amount of $603.2 million. Beginning January 2, 2009, post-judgment interest will accrue on the full

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

judgment amount at the rate of 10% per annum (simple interest), or approximately $60 million per year. The awards are subject to the risks of appeals and collection. Boeing and BSSI filed their notice of appeal on March 6, 2009, and the Company filed its notice of appeal on March 24, 2009. In May 2009, Boeing posted the full bond required to stay enforcement of the judgment pending appeal in the amount of approximately $904 million. On October 26, 2009, Boeing filed its opening brief.

Through September 30, 2009, the Company has incurred approximately $19.4 million in pursuing this litigation and expects it will continue to incur additional costs through the ultimate resolution, which is uncertain.

In the opinion of management, except for those matters described above and in Note 6, to the extent so described, litigation, contingent liabilities and claims against the Company in the normal course of business are not expected to involve any judgments or settlements that would be material to the Company’s financial condition, results of operations or cash flows.

10. Share-Based Payment

The Company records stock-based compensation on stock options and restricted stock awards issued to employees, directors and consultants in accordance with ASC 718, which requires measurement of all share-based payment awards based on the estimated fair value on the date of grant, and recognition of compensation cost over the requisite service period for awards expected to vest. The Company estimates its forfeiture rate for stock options and restricted stock awards based on the Company’s historical rate of forfeitures due to terminations and expectations for forfeitures in the future. As a direct result of employee turnover activity in 2009, the Company elected to increase its estimated forfeiture rate from 5% to 25% in the second quarter of 2009.

As discussed in Note 1, DBSD declared bankruptcy on May 15, 2009 and accordingly, the Company deconsolidated DBSD as of that date. The deconsolidation of DBSD resulted in a change in grantee status from employee to nonemployee, for purposes of ASC 718, for a significant number of the Company’s previously granted stock options and restricted stock awards issued to individuals who serve as employees, directors, and consultants for DBSD. As a result, the fair value of unvested stock options and restricted stock awards granted to these individuals was remeasured upon the deconsolidation. Individuals who serve as employees and consultants for DBSD continue to provide the same level of service for the Company as prior to deconsolidation, but are primarily engaged in DBSD activities. As the Company accounts for its remaining investment in DBSD as a cost method investment, such activities cannot be considered to substantially benefit the Company, and thus the Company immediately expensed $1.4 million in the second quarter of 2009, the remeasured fair value of unvested stock options and restricted stock awards granted to individuals who serve as employees, directors, and consultants for DBSD. Further, these awards will be remeasured and incrementally expensed, as necessary, on a quarterly basis until the awards’ requisite service period is completed.

For the three and nine months ended September 30, 2009 and 2008, the Company recognized non-cash stock-based compensation expense of $459,000 and $4.1 million and $1.7 million and $6.3 million, respectively. Stock-based compensation expense is included in general and administrative expenses in the Company’s condensed consolidated statements of operations.

Stock Options—The Company has granted stock options to employees, directors and consultants in connection with their service to the Company and DBSD. For the three and nine months ended September 30, 2009 and 2008, the Company recognized non-cash stock-based compensation expense of $435,000 and $3.9 million and $1.5 million and $5.1 million, respectively, related to its stock options.

The weighted average fair value of stock options granted during the nine months ended September 30, 2009 and 2008 was estimated using the Black-Scholes Model with the following assumptions:

	Nine months ended September 30,
	2009	2008
Weighted average expected volatility	122%	66%
Weighted average risk-free interest rate	3.3%	3.6%
Expected dividend yield	0%	0%
Weighted average expected term in years	9.3	6.2
Weighted average estimated fair value per option granted	$0.82	$1.59

The expected volatility is based upon the Company’s historical stock price volatility, which the Company believes is a reasonable indicator of expected volatility. The risk-free interest rate is based upon U.S. Treasury bond interest rates appropriate for the term of the Company’s employee stock options. The expected dividend yield is based on the Company’s history and expectation of dividend payments. The expected term has been estimated using the simplified method as described in ASC 718 (formerly Staff Accounting Bulletin (“SAB”) No. 110) which permit entities, under certain circumstances, to continue to use the simplified method in developing estimates of the expected term of “plain-vanilla” share options beyond December 31, 2007, as was allowed under SAB No. 107.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

The Company’s stock option activity for the nine months ended September 30, 2009 is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding—December 31, 2008	14,861,073	$4.16
Granted	7,500	$0.60
Forfeited	(733,375)	$3.44

Outstanding—September 30, 2009	14,135,198	$4.19

Exercisable—September 30, 2009	7,975,823	$4.80

Vested and expected to vest—September 30, 2009	11,660,368	$4.37

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

For the three and nine months ended September 30, 2009 and 2008, the Company recognized non-cash stock-based compensation expense of $24,000 and $259,000 and $259,000 and $1.2 million, respectively, related to its restricted stock awards.

For the nine months ended September 30, 2009, the Company did not grant any restricted stock awards. The Company’s restricted stock award activity for the nine months ended September 30, 2009 is summarized as follows:

	Number of restricted stock awards	Weighted average fair value
Unvested—December 31, 2008	423,976	$3.64
Vested	(187,627)	$2.65
Forfeited	(19,378)	$4.46

Unvested—September 30, 2009	216,971	$4.43

11. Stockholders’ Deficiency in Assets

As of December 31, 2008, the Company’s stockholder’s deficiency in assets, specifically its additional paid-in capital, included an embedded beneficial conversion feature with a value of $30.2 million, net of tax, associated with the 2009 Notes and $9.9 million associated with the proceeds from the sale of DBSD stock and stock options. Prior to deconsolidation, the Company’s accumulated other comprehensive income also included $12.6 million of cumulative translation adjustments associated with DBSD. Each of these amounts has been eliminated from the Company’s stockholder’s deficiency in assets upon deconsolidation of DBSD on May 15, 2009.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

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

12. Income Taxes

As discussed in Note 1 and Note 5, on May 15, 2009, the Company ceased to have control of DBSD and accordingly, the Company deconsolidated DBSD as of that date. Under ASC 810, when control of a subsidiary is lost, the parent derecognizes all of the assets and liabilities of the subsidiary. Upon deconsolidation, the Company recorded its investment in DBSD and a gain on deconsolidation.

Prior to the deconsolidation of DBSD, the Company did not provide for deferred taxes on its investment in DBSD because the subsidiary met one of the exceptions to recognition within ASC 740, Income Taxes (“ASC 740”) (formerly SFAS No. 109, Accounting for Income Taxes). The Company’s utilization of deferred tax assets, including its investment in DBSD as of September 30, 2009, is dependent upon future taxable income that is not assured and, accordingly, a valuation allowance sufficient to reduce the deferred tax assets to an amount that is more likely than not to be realized has been provided.

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

13. Related Parties

DBSD—As of September 30, 2009, the Company had net payables to affiliates of $1.4 million related to transactions arising with DBSD in the normal course of business and reimbursement of payments made to the Company by DBSD for their respective share of stock awards that ultimately failed to vest.

ERSH, Eagle River Investments and Eagle River, Inc.—ERSH is the Company’s controlling stockholder with an economic interest of approximately 31.9% and a voting interest of approximately 67.4% as of September 30, 2009. This economic interest includes one million shares of the Company’s restricted Class A common stock granted to Eagle River Investments as a stock dividend in November 2005. Eagle River Investments subsequently assigned its shares of the Company’s stock to its affiliate, ERSH.

The Company has an agreement with Eagle River, Inc. to provide advisory services to the Company. This agreement has an annual fee of $500,000 and is payable in quarterly installments in stock or cash, at the Company’s option. To date, the Company has elected to make all payments in Class A common stock and has issued 1,323,170 shares as consideration. As of September 30, 2009 and December 31, 2008, the Company owed Eagle River, Inc. approximately $42,000 pursuant to the advisory services agreement, which was included in accrued expenses on the Company’s condensed consolidated balance sheets.

The Company also had a month-to-month agreement with Eagle River, Inc. to provide office space and administrative support to the Company in Kirkland, Washington, which terminated in November 2008. Total payments made to Eagle River, Inc. under this agreement for the three and nine months ended September 30, 2008 were $23,000 and $52,000, respectively.

Clearwire Corporation—Eagle River Holdings, LLC (which, like ERSH, is ultimately beneficially owned by Craig McCaw) is a significant stockholder of Clearwire Corporation (“Clearwire”). The Company has a month-to-month agreement with Clearwire to provide office space for certain of its regulatory personnel in Washington, DC. Total payments made to Clearwire under this agreement for the three and nine months ended September 30, 2009 and 2008 were $20,000 and $45,000 and $15,000 and $45,000, respectively. DBSD also has an agreement with Clearwire to explore ways to collaborate on offering Clearwire’s broadband Internet offering in conjunction with its ICO mim service, and building out and sharing a terrestrial network (“Cooperation Agreement”). Pursuant to leases in connection with the Cooperation Agreement, DBSD reimburses Clearwire for utility usage at certain of Clearwire’s terrestrial towers and office space that supports the alpha trial of its ICO mim service. Payments pursuant to these leases have been included in the Company’s operating results up until deconsolidation of DBSD on May 15, 2009. Total payments made to Clearwire under this agreement for the three and nine months ended September 30, 2009 and 2008 were $0 and $9,000 and $7,000 and $7,000, respectively.

Davis Wright Tremaine—An officer of Eagle River, Inc. and Eagle River Investments, who is also a former board member of the Company and the current chairman of DBSD, is the spouse of a partner at the law firm Davis Wright Tremaine LLP (“DWT”), which provides the Company with ongoing legal services. Total payments made to DWT under this agreement for the three and nine months ended September 30, 2009 and 2008 were $1,000 and $359,000 and $32,000 and $49,000, respectively.

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

Overview

We are a next-generation MSS operator. We have International Telecommunication Union (“ITU”) coordination priority on 25-60 MHz of 2 GHz spectrum on which to operate a MEO satellite system globally in compliance with regulations promulgated by the United Kingdom and the ITU. However, the U.K. Office of Communications (“Ofcom”) has stated its intent, pending the outcome of any judicial review, to write to the ITU to “instruct that the ICO-P assignments currently recorded in the ITU Master Register be cancelled.” We have filed a judicial review, which has been accepted for hearing by the court and is currently pending. In addition, in Europe, on June 30, 2008, the European Parliament passed Decision No. 626/2008/EC under which, on August 7, 2008, the EC made a call for applications by October 7, 2008 for pan-European systems to provide MSS (“EC Call”). On September 26, 2008, we initiated proceedings in the European Court of First Instance seeking the annulment of Decision No. 626/2008/EC of the European Parliament, contending that the decision is illegal and should be annulled pursuant to Articles 230 and 231 of the Treaty establishing the European Community. As these proceedings had not been completed by the October 7, 2008 deadline to submit applications to the EC to provide MSS, ICO Satellite Limited filed an application with the EC as called for in the above mentioned decision, without prejudice, pending the outcome of the proceedings in the European Court of First Instance. On November 12, 2008 the EC admitted the application of ICO Satellite Limited into the EC Call process, and, on May 14, 2009, the EC announced that it had not selected the application of ICO Satellite Limited. In response, on September 4, 2009, we filed an additional challenge in the European Court of First Instance to the outcome of the EU process.

In addition to these regulatory uncertainties, while we have several MEO satellites in advanced stages of completion and we have successfully launched one MEO satellite, we have curtailed further construction of our MEO satellites due to disagreements with the manufacturer and launch manager of our MEO satellites. Despite the curtailment of construction of our MEO satellite system and the considerable uncertainty as to the cost and economics of restarting the MEO satellite program with our current manufacturer, we continue to explore the potential development of a satellite business plan outside of North America and continue to evaluate the usability and augmentation of a MEO satellite system. Our existing cash and cash equivalents are not sufficient to fund further development of our MEO satellite system and it would require significant additional capital to support such a development effort.

We are a development stage enterprise as defined in ASC 915 (formerly SFAS 7) and will continue to be so until we commence commercial operations. Our existing cash and cash equivalents are not sufficient to fund our working capital needs for the next twelve months. In order to fund our remaining working capital needs beyond the third quarter of 2010, we intend to secure additional financing, which may include selling securities under our effective shelf registration statement. The outcome of these events cannot be predicted at this time, which raises material uncertainty about our ability to continue as a going concern. To the extent we do not secure additional funding, we plan to significantly reduce our operating and development expenditures, which would include, among others, personnel, vendor support, and other overhead.

Our cost basis investment, DBSD, is authorized to offer MSS throughout the United States using a geosynchronous earth orbit (“GEO”) satellite. The FCC has authorized MSS operators, upon application and approval, to use MSS spectrum terrestrially to provide integrated satellite and terrestrial services. DBSD is currently developing an advanced next-generation hybrid MSS/ATC System combining both satellite and terrestrial communications capabilities. DBSD’s MSS/ATC System can provide wireless voice, video, data and/or Internet service throughout the United States on mobile and portable devices. DBSD is currently in the process of demonstrating the operational status of its MSS/ATC System on a trial basis.

On May 15, 2009, ICO Global, DBSD, and certain holders of the 2009 Notes executed the Support Agreement in connection with restructuring of the 2009 Notes and restructuring of the 2009 Credit Facility. The Support Agreement required DBSD, among other things, to file for Chapter 11 of Title 11 of the United States Bankruptcy Code by May 15, 2009. As a result, on May 15, 2009, DBSD filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court. In accordance with ASC 810, consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owners. Bankruptcy represents a condition which can preclude consolidation as control rests with the bankruptcy court, rather than the majority owner. Accordingly, due to our loss of control over DBSD as a result of the Chapter 11 Cases, we have deconsolidated DBSD from our financial operating results as of May 15, 2009.

In order to exit the Chapter 11 Cases successfully, DBSD is required to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization or liquidation that satisfies the requirements of the Bankruptcy Code. On May 30, 2009, DBSD filed their Plan of Reorganization and Disclosure Statement. On July 27, 2009, the Bankruptcy Court entered an order approving the Disclosure Statement and the solicitation procedures. DBSD presented their case for confirmation of the Plan of Reorganization at a hearing on September 22, 2009 through September 25, 2009. On October 26, 2009, the Bankruptcy Court issued a decision ruling in favor of confirmation of the Plan of Reorganization. The FCC must approve the transfer of DBSD licenses to the reorganized DBSD under the Plan of Reorganization, and if it does not do so, the Plan of Reorganization cannot be implemented in its current form. On November 3, 2009, the Bankruptcy Court approved DBSD securing DIP financing in the amount of $25 million to fund their operations while they await FCC approval of the license transfers. The primary purpose of the Plan of Reorganization is to effect the restructuring and substantial de-leveraging of the DBSD capital structure to bring it into alignment with their future operating prospects and to provide DBSD with greater liquidity. Under the Plan of Reorganization, holders of the 2009 Notes would receive shares of common stock of DBSD representing approximately 95% of the outstanding equity of DBSD and ICO Global would receive shares of common stock of DBSD representing approximately 5% of the outstanding equity of DBSD. In addition, ICO Global would receive warrants to purchase at $0.01 per share up to an additional 10% of the equity of DBSD which shall be exercisable upon certain valuation events.

We have been engaged in litigation with Boeing and BSSI since 2004. The suit arises out of a different satellite system than the GEO satellite DBSD successfully launched in April 2008. In October 2008, after a three-month trial, the jury found that BSSI had breached its contract with ICO Operations and engaged in fraud, and that BSSI’s parent, Boeing, had tortiously interfered with our contract. The jury further found that in dealing with us, BSSI and Boeing acted with malice, oppression or fraud. The verdicts totaled $371 million in compensatory damages and $236 million in punitive damages. The jury also awarded us $91.6 million against Boeing for tortious interference. On January 2, 2009, judgment was entered in favor of ICO Global, including $24 million of pre-judgment interest, in the amount of $631 million. On February 26, 2009, the Court denied six of the seven Boeing/BSSI post-trial motions and granted one motion regarding pricing fraud, reducing the judgment by approximately $28 million, or 4%. As a result, the judgment previously entered on the jury’s compensatory and punitive damages verdicts against both Boeing and BSSI became final in the amount of $603.2 million. Beginning January 2, 2009, post-judgment interest will accrue on the full judgment amount at the rate of 10% per annum (simple interest), or approximately $60 million per year. The awards are subject to the risks of appeals and collection. Boeing and BSSI filed their notice of appeal on March 6, 2009, and we filed our notice of appeal on March 24, 2009. In May 2009, Boeing posted the full bond required to stay enforcement of the judgment pending appeal in the amount of approximately $904 million. On October 26, 2009, Boeing filed its opening brief. It is unlikely that we will generate any liquidity from this verdict in the next twelve months.

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

New Accounting Pronouncements

In December 2007, the FASB issued ASC 805 (formerly SFAS No. 141(R)) which requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires transaction costs to be expensed as incurred; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. ASC 805 is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Early adoption is not permitted. The adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued ASC 810 (formerly SFAS 160) which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. ASC 810 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The adoption of this statement did not have a material impact on our financial position, results of operations or cash flows. However, the application of this statement in connection with the bankruptcy of DBSD did have a material impact on our financial position, results of operations, cash flows and disclosures.

In March 2008, the FASB issued ASC 815 (formerly SFAS 161) which expands the disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement did not have a material impact on our financial position, results of operations, cash flows or disclosures.

In April 2009, the FASB issued ASC 820 (formerly FSP FAS 157-4) which provides additional guidance in determining fair values when there is no active market or where the price inputs being used represent distressed sales. ASC 820 reaffirms that the objective of fair value measurement is to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. ASC 820 (is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP did not have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued ASC 820 (formerly FSP FAS 107-1 and APB 28-1) which requires disclosures of qualitative and quantitative information about fair value for any financial instruments that are not currently reflected on the balance sheet of companies on a quarterly basis. ASC 820 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this statement had an impact on our financial statement disclosures as it pertains to our investment in DBSD (see Note 5 to our condensed consolidated financial statements).

In April 2009, the FASB issued ASC 320 (formerly FSP FAS 115-2 and FAS 124-2) which amends other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The adoption of this FSP did not have a material impact on our financial position, results of operations, cash flows or disclosures.

In May 2009, the FASB issued ASC 855 (formerly SFAS 165) which sets forth general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of this statement did not have a material impact on our financial position, results of operations, cash flows or disclosures.

In June 2009, the FASB issued ASC 860 (formerly SFAS 166) which seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically, ASC 860 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. ASC 860 is effective for fiscal years beginning after November 15, 2009. We do not anticipate that the adoption of this statement will have a material impact on our consolidated financial statements.

In June 2009, the FASB issued ASC 810 (formerly SFAS 167) which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. ASC 810 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, ASC 810 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. ASC 810 is effective for financial statements issued for fiscal years beginning after November 15, 2009. We do not anticipate that the adoption of this statement will have a material impact on our consolidated financial statements.

In June 2009, the FASB issued ASC 105 (formerly SFAS 168) which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. ASC 105 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. ASC 105 became effective in the current quarter and we have disclosed applicable accounting guidance according to the new codification system.

Results of Operations

The following table is provided to facilitate the discussion of our results of operations for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009(1)	2008	2009(1)	2008
General and administrative expenses	$4,375	$11,846	$34,046	$41,888
Research and development expenses	—	2,337	1,639	4,582
Interest income	(1)	(900)	(543)	(3,663)
Interest expense	971	9,755	35,758	29,068
(Gain) loss on deconsolidation of DBSD	474	—	(280,971)	—
Other (income) expense	791	(1,187)	7,184	9,572
Income tax expense	245	233	766	1,013

(1)	2009 results of operations reflect the deconsolidation of DBSD effective May 15, 2009. Accordingly, our results of operations for the three months ended September 30, 2009 do not include any DBSD operating activity and our results of operations for the nine months ended September 30, 2009 only reflect 4.5 months of DBSD operating activity. As DBSD is no longer included in our financial operating results effective May 15, 2009, our operating expenditures are anticipated to decrease in future periods.

General and Administrative Expenses. General and administrative expenses are primarily comprised of personnel costs, stock-based compensation, third-party legal and professional fees, satellite storage, satellite system operating expenses and general office related costs.

General and administrative expenses decreased $7.5 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 and decreased $7.8 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. These decreases primarily reflect a reduction in personnel costs due to reduced staffing, a reduction in costs associated with legal matters and other professional fees (primarily related to DBSD’s outstanding debt obligations), lower non-cash stock based compensation expense and an overall reduction in operating activity due to the deconsolidation of DBSD. The decrease for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 is partially offset by amortization of satellite insurance costs in 2009. Since December 31, 2008, as part of our overall efforts to curtail expenditures, we have eliminated 16 full-time employee positions.

Research and Development Expenses. Research and development expenses principally consist of third-party engineering, consulting and development costs associated with technology being considered for use in DBSD’s MSS/ATC System and ICO mim service as well as costs incurred to evaluate the usability and augmentation of our MEO satellite system.

Research and development expenses decreased $2.3 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 and decreased $2.9 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. These decreases are primarily due to a reduction in design and development activities related to the MSS/ATC System due to the deconsolidation of DBSD as well as a reduction in costs associated with the evaluation of our MEO satellite system.

Interest Income. Interest income is primarily attributable to interest earned on the investment of the proceeds of the 2009 Notes, 2009 Credit Facility and the series of securities purchase agreements entered into during June 2008.

Interest income decreased $899,000 for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 and decreased $3.1 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. These decreases are primarily due to a reduction in our cash, cash equivalents, and investment balances as we continued to develop the DBSD MSS/ATC System and ICO mim service as well as lower cash and investment balances due to the deconsolidation of DBSD from our operating results effective May 15, 2009.

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

Interest expense decreased $8.8 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. This decrease is primarily due to the deconsolidation of DBSD effective May 15, 2009. Interest expense increased $6.7 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The increase is primarily the result of a reduction in capitalized interest costs associated with the construction of DBSD’s MSS/ATC System and ICO mim service during 2009 and interest expense associated with the 2009 Credit Facility which closed in April 2008, partially offset by a reduction in interest expense as a result of the deconsolidation of DBSD effective May 15, 2009.

(Gain) Loss on Deconsolidation of DBSD. As discussed under “Overview” above, we recognized a gain of $281.4 million on May 15, 2009, upon the deconsolidation of DBSD as a result of its bankruptcy filing. During the three months ended September 30, 2009, we reduced our gain on deconsolidation of DBSD by $474,000 as a result of reimbursements due to DBSD for their respective share of stock awards that ultimately failed to vest.

Other (Income) Expense. Other expense for the three months ended September 30, 2009 is comprised primarily of losses on foreign currency transactions. Other expense for the nine months ended September 30, 2009 is comprised primarily of net realized and unrealized losses of $4.2 million associated with ARS investments held by DBSD as well as losses on foreign currency transactions of $2.9 million. Other income for the three months ended September 30, 2008 is comprised primarily of gains on foreign currency transactions of $1.1 million and the recovery of value-added taxes of $679,000 that were previously written off, partially offset by other-than-temporary impairment charges on available-for-sale investments of $650,000. Other expense for the nine months ended September 30, 2008 is comprised primarily of net realized losses and other-than-temporary impairment charges on available-for-sale investments of $11.7 million, partially offset by gains on foreign currency transactions of $1.2 million and the recovery of the value-added taxes described above.

Income Tax Expense. Income tax expense is comprised primarily of interest and penalties related to uncertain tax positions and was nominal for the three and nine months ended September 30, 2009 and 2008.

We are still in the development stage and continue to incur losses. The tax benefit for these losses will not be recognized until realization is more likely than not.

Liquidity and Capital Resources

Overview. Substantially all of our capital expenditures and liquidity requirements to date have been related to the development of DBSD’s MSS/ATC System and ICO mim service. As a result of the DBSD bankruptcy, we have deconsolidated DBSD from our operating results as of May 15, 2009 and will no longer fund the capital expenditures and liquidity needs of DBSD. Our primary expected cash needs for the next twelve months are for the ongoing operating costs associated with our MEO satellite system and other general corporate purposes.

As of September 30, 2009, we had a working capital deficit (current liabilities exceeded current assets) of approximately $51.6 million. This deficit is primarily due to our MEO SAN obligations of $56.6 million, which are classified as current liabilities due to their contractual commitments. We do not anticipate these SAN obligations to require significant cash payments during the next twelve months. Our existing cash and cash equivalents are not sufficient to fund our working capital needs for the next twelve months. In order to fund our remaining working capital needs beyond the third quarter of 2010, we intend to secure additional financing, which may include selling securities under our effective shelf registration statement. The outcome of these events cannot be predicted at this time, which raises material uncertainty about our ability to continue as a going concern. To the extent we do not secure additional funding, we plan to significantly reduce our operating and development expenditures, which would include, among others, personnel, vendor support, and other overhead.

Cash Flows. The following table is provided to facilitate the discussion of our liquidity and capital resources for the nine months ended September 30, 2009 and 2008 (in thousands):

	Nine months ended September 30,
	2009	2008
Net cash provided by (used in):
Operating activities	$(25,117)	$(38,950)
Investing activities	4,584	(126,905)
Financing activities	4,598	64,880
Effect of foreign exchange rate changes on cash	(4,944)	727

Net decrease in cash and cash equivalents	(20,879)	(100,248)
Cash and cash equivalents—beginning of period	29,261	146,657

Cash and cash equivalents—end of period	$8,382	$46,409

Cash, cash equivalents and short-term investments were $8.4 million at September 30, 2009 compared to $35.2 million at December 31, 2008. The decrease is primarily due to the deconsolidation of DBSD effective May 15, 2009, as DBSD held a substantial portion of our cash, cash equivalents and short-term investments at December 31, 2008.

For the nine months ended September 30, 2009, cash used in operating activities consisted primarily of our net income of $202.1 million adjusted for various non-cash items. These non-cash items include: (i) a $281.0 million gain resulting from the deconsolidation of DBSD; (ii) $30.0 million of interest expense on the 2009 Notes paid in the form of additional notes; (iii) $7.4 million of amortization of debt issuance costs related to the 2009 Notes and 2009 Credit Facility and amortization of debt discount allocated to the embedded beneficial conversion feature of the 2009 Notes; (iv) $4.2 million of realized and unrealized losses related to ARS; and (v) stock-based compensation expense of $4.1 million. For the nine months ended September 30, 2008, cash used in operating activities consisted primarily of our net loss of $82.5 million adjusted for various non-cash items. These non-cash items include: (i) $56.3 million of interest expense on our 2009 Notes paid in the form of additional notes; (ii) $32.6 million of capitalized interest costs associated with the construction of our MSS/ATC System and ICO mim service; (iii) $13.1 million of amortization of debt issuance costs related to our 2009 Notes and 2009 Credit Facility and amortization of debt discount allocated to the embedded beneficial conversion feature of our 2009 Notes; (iv) $11.7 million of net realized losses and other-than-temporary impairment charges related to our ARS; and (v) stock-based compensation expense of $6.3 million.

For the nine months ended September 30, 2009, the primary source of cash provided by investing activities was net proceeds from sales of investment securities of $12.5 million, partially offset by capital expenditures of $4.1 million associated with the DBSD MSS/ATC System and ICO mim service and a $3.9 million reduction in cash recognized upon the deconsolidation of DBSD. For the nine months ended September 30, 2008, the primary use of cash for investing activities was net purchases of available-for-sale investment securities of $69.6 million and capital expenditures of $58.0 million, primarily related to satellite launch insurance.

For the nine months ended September 30, 2009, cash provided by financing activities consisted of $4.7 million in net advances from affiliates, partially offset by $101,000 in payments of withholding taxes upon vesting of restricted stock awards. For the nine months ended September 30, 2008, the primary source of cash provided by financing activities was $37.5 million in net proceeds from our 2009 Credit Facility and $27.4 million of net cash proceeds from our securities purchase agreements.

Contractual Obligations. Our primary contractual obligations include payments and other obligations associated with our MEO satellite system. In the table below, we set forth our contractual obligations as of September 30, 2009 (in millions):

	Total	Remainder of 2009	Years ending December 31,
			2010-2011	2012-2013	2014 and thereafter
Satellite system operating obligations(1)	$3.3	$2.1	$1.2	$—	$—
Capital lease obligations, including interest	26.7	25.3	1.4	—	—
Operating lease obligations	2.8	0.4	1.9	0.5	—

Total	$32.8	$27.8	$4.5	$0.5	$—

(1)	We have an agreement with Intelsat to provide satellite operational services to support F2. Under this agreement, we are obligated to pay Intelsat a recurring, monthly fee associated with TT&C and other satellite support services. In addition to this agreement, we have commitments for operational services related to our MEO satellite and certain MEO SAN sites. As of September 30, 2009, we had satellite system operating commitments of approximately $3.3 million related to our MEO satellite system.

As of September 30, 2009, we have recorded a liability related to uncertain tax positions for income taxes, interest and penalties of $12.0 million. Settlement of this liability, including timing of future payment, if any, is currently uncertain. As a result, this amount was not included in our table of contractual obligations above.

Risks and Uncertainties

Certain risks and uncertainties that could materially affect our future results of operations or liquidity are discussed under “Part II—Other Information, Item 1A. Risk Factors” in this quarterly report and in our 2008 10-K. In particular, these risks and uncertainties include, but are not limited to, the following matters:

•

On May 15, 2009, DBSD filed voluntary petitions for relief under Chapter 11 in the Bankruptcy Court. ICO Global did not file a petition for relief and is not a Debtor in the Chapter 11 Cases. Also on May 15, 2009, ICO Global and DBSD entered into a Support Agreement with entities holding approximately 57% of the total outstanding 2009 Notes (“Participating Holders”) to implement a financial restructuring of DBSD through a plan of reorganization (“Plan of Reorganization”) in which the entire outstanding principal amount and accrued interest of the 2009 Notes (approximately $752 million as of May 15, 2009) would be converted into a number of shares of common stock in reorganized DBSD equal to approximately

95% of the total outstanding common stock. If the Plan of Reorganization becomes effective, ICO Global’s equity ownership interest in DBSD will be reduced to between 4% and 5% of reorganized DBSD after accounting for the dilutive effect of shares to be issued to DBSD’s general unsecured creditors and reorganized DBSD’s exit financing lenders. In addition, ICO Global is expected to receive warrants to purchase at $0.01 per share up to an additional 10% of the common stock of reorganized DBSD, which shall be exercisable upon certain events concerning the valuation of DBSD. On October 26, 2009, the Bankruptcy Court issued a decision ruling in favor of confirmation of the Plan of Reorganization.

The ability of the Plan of Reorganization to go effective, and ICO Global’s ability to retain any equity interest in reorganized DBSD or the other rights provided to ICO Global in the Support Agreement, is subject to a number of risks and uncertainties. Although the Bankruptcy Court approved the Plan of Reorganization, parties that challenged the Plan of Reorganization may appeal entry of the confirmation order, once entered. The entity holding the debt under the Debtors’ 2009 Credit Facility (“First Lien Lender”) and Sprint Nextel Corporation challenged the Plan of Reorganization on a number of grounds, including feasibility, the proposed treatment of the First Lien Lender’s debt, and the appropriateness of the equity distribution provided to ICO Global. Moreover, the FCC must approve the transfer of the Debtors’ licenses to the reorganized Debtors under the Plan of Reorganization, and if it does not do so, the Plan of Reorganization cannot be implemented in its current form. Any of these risks could cause ICO Global to own less equity of reorganized DBSD than that contemplated by the Plan of Reorganization, or no equity at all. If ICO Global owns less equity than is contemplated by the Plan of Reorganization, or holds no equity in reorganized DBSD at all, it could negatively affect the value of ICO Global.

•

We are engaged in litigation with BSSI and Boeing arising out of agreements for the development and launch of our MEO satellites. In October 2008, after a three-month trial, the jury found that BSSI had breached its contract with ICO Operations and engaged in fraud, and that BSSI’s parent, Boeing, had tortiously interfered with our contract. The jury further found that in dealing with us, BSSI and Boeing acted with malice, oppression or fraud. The verdicts totaled $371 million in compensatory damages and $236 million in punitive damages. The jury also awarded us $91.6 million against Boeing for tortious interference. On January 2, 2009, judgment was entered in favor of ICO Global, including $24 million of pre-judgment interest, in the amount of $631 million. On February 26, 2009, the Court denied six of the seven Boeing/BSSI post-trial motions and granted one motion regarding pricing fraud, reducing the judgment by approximately $28 million, or 4%. As a result, the judgment previously entered on the jury’s compensatory and punitive damages verdicts against both Boeing and its satellite subsidiary became final in the amount of $603.2 million. Beginning January 2, 2009, post-judgment interest will accrue on the full judgment amount at the rate of 10% per annum (simple interest), or approximately $60 million per year. The awards are subject to the risks of appeals and collection. Boeing and BSSI filed their notice of appeal on March 6, 2009, and we filed our notice of appeal on March 24, 2009. In May 2009, Boeing posted the full bond required to stay enforcement of the judgment pending appeal in the amount of approximately $904 million. On October 26, 2009, Boeing filed its opening brief. Through September 30, 2009, we have incurred approximately $19.4 million in pursuing this litigation and expect we will continue to incur additional costs through the ultimate resolution which is uncertain. It is unlikely that we will generate any liquidity from this verdict in the next twelve months. If we are unable to continue to fund the litigation, or if we do not substantially prevail on appeal, this could materially negatively impact our liquidity and cash position.

•

Following the deconsolidation of DBSD, our primary operations now consist of our legacy MEO satellite system. There is considerable uncertainty as to how legacy MEO satellite systems, such as ours, would be treated in any new regulatory environment in Europe. While we continue to have dialogue with the appropriate regulatory authorities, the fact that we have been unable to fully deploy our MEO satellite system also continues to create regulatory uncertainty. Ofcom has stated its intent, pending the outcome of any judicial review, to write to the ITU to “instruct that the ICO-P assignments currently recorded in the ITU Master Register be cancelled.” We have filed a judicial review, which has been accepted for hearing by the court and is currently pending. If Ofcom does not support us in international forums, and if we are unable to preserve our claim to priority and legacy rights, we will be entitled to pursue international S-band operations on the same terms as all other operators. We have initiated proceedings in the European Court of First Instance seeking the annulment of Decision No. 626/2008/EC of the European Parliament, under which, the EC made a call for applications by October 7, 2008 for pan-European systems to provide MSS. We have also filed an application with the EC as called for in the Decision, without prejudice, pending the outcome of the proceedings in the European Court of First Instance. On November 12, 2008, the EC admitted our application into the EC process and, on May 14, 2009, the EC announced that it had not selected the application of ICO Satellite Limited. In response, on September 4, 2009, we filed an additional challenge in the European Court of First Instance to the outcome of the EU process. There remains significant uncertainty about our ability to continue development of our physical and regulatory MEO assets, depending on the outcome of any judicial proceedings and the EC Call Process. The outcome of further development of a MEO business plan and the associated costs, the evolution of the regulatory environment for S-band systems globally, and the success of discussions with potential partners who could provide funding for the development of the MEO satellite system all remain uncertain at this time.

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

As of September 30, 2009, our cash and investment portfolio consisted of both cash and money market funds, with a fair value of approximately $8.4 million. The primary objective of our investments in money market funds is to preserve principal, while maximizing returns and minimizing risk, and our policies require, at the time of purchase, that we make these investments in short-term, high rated securities.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our acting chief executive officer and executive vice president, chief financial officer, evaluate the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). These disclosure controls and procedures ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial and accounting officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of September 30, 2009, based on an evaluation of our disclosure controls and procedures, our acting chief executive officer and executive vice president, chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no other changes in our internal control over financial reporting during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 15, 2009, DBSD and certain of its subsidiaries (collectively, “Debtors”) filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (“Chapter 11 Cases”) in the bankruptcy court for the Southern District of New York (“Bankruptcy Court”). ICO Global did not file a petition for relief and is not a Debtor in the Chapter 11 Cases. Also on May 15, 2009, ICO Global and DBSD entered into an agreement (“Support Agreement”) with entities holding approximately 57% of the total outstanding 2009 Notes (“Participating Holders”) to implement a financial restructuring of DBSD through a plan of reorganization (“Plan”) in which the entire outstanding principal amount and accrued interest of the 2009 Notes (approximately $752 million as of May 15, 2009) would be converted into a number of shares of common stock in reorganized DBSD equal to approximately 95% of the total outstanding common stock. If the Plan becomes effective, ICO Global’s equity ownership interest in DBSD will be reduced to between 4% and 5% of reorganized DBSD after accounting for the dilutive effect of shares to be issued to DBSD’s general unsecured creditors and reorganized DBSD’s exit financing lenders. In addition, ICO Global is expected to receive warrants to purchase at $0.01 per share up to an additional 10% of the common stock of reorganized DBSD, which shall be exercisable upon certain events concerning the valuation of DBSD. On October 26, 2009, the Bankruptcy Court issued a decision ruling in favor of confirmation of the Plan.

The ability of the Plan to go effective, and ICO Global’s ability to retain any equity interest in reorganized DBSD or the other rights provided to ICO Global in the Support Agreement, is subject to a number of risks and uncertainties. Although the Bankruptcy Court approved the Plan, parties that challenged the Plan may appeal entry of the confirmation order, once entered. The entity holding the debt under the Debtors’ prepetition working capital facility (“First Lien Lender”) and Sprint Nextel Corporation challenged the Plan on a number of grounds, including feasibility, the proposed treatment of the First Lien Lender’s debt, and the appropriateness of the equity distribution provided to ICO Global. Moreover, the FCC must approve the transfer of the Debtors’ licenses to the reorganized Debtors under the Plan, and if it does not do so, the Plan cannot be implemented in its current form. Any of these risks could cause ICO Global to own less equity of reorganized DBSD than that contemplated by the Plan, or no equity at all. If ICO Global owns less equity than is contemplated by the Plan, or holds no equity in reorganized DBSD at all, it could negatively affect the value of ICO Global.

We are currently not in compliance with NASDAQ rules for continued listing of our Class A Common Stock.

Our shares of Class A Common Stock are currently not in compliance with NASDAQ rules for continued listing. On September 15, 2009, we received notification from The NASDAQ Stock Market’s Listing Qualifications Department indicating that our Class A Common Stock had closed below the minimum $1.00 per share for 30 consecutive business days and therefore is not in compliance with NASDAQ Marketplace Rule 5450(a)(1) (“Minimum Share Price Rule”). We have 180 calendar days, or until March 15, 2010, to regain compliance with the Minimum Share Price Rule. During this period, our Class A Common Stock will continue to trade on The NASDAQ Global Market.

We intend to actively evaluate and monitor the closing bid price for our Class A Common Stock between now and March 15, 2010. We intend to maintain the listing of our Class A Common Stock on The NASDAQ Global Market and will consider implementation of options available to us if our Class A Common Stock does not trade at a level that is likely to regain compliance, including effecting a reverse stock split of our common stock. Our shareholders have approved the amendment of our restated certificate of incorporation to permit our directors to effect a reverse stock split at a reverse stock split ratio of between 1-for-5 and 1-for-20. The delisting of our Class A Common Stock from The NASDAQ Global Market would significantly affect the ability of investors to trade our securities and could significantly negatively affect the value and liquidity of our Class A Common Stock. In addition, the delisting of our Class A Common Stock from NASDAQ could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from NASDAQ could also have other negative results, including the potential loss of confidence by investors, the loss of institutional investors and fewer business development opportunities.

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

Date	Title	Number of shares		Consideration
September 1, 2009	Class A common stock	178,571	(1)	—

(1)	Issued as compensation to Eagle River, Inc., for advisory services performed from June 1, 2009 through August 31, 2009.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Ex. 31.1*	Certification of the principal executive officer and principal accounting and financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

Ex. 32.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

*	Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

ICO GLOBAL COMMUNICATIONS (HOLDINGS) LIMITED
(Registrant)

Dated: November 9, 2009	By:	/s/ MICHAEL P. CORKERY
Michael P. Corkery
Acting Chief Executive Officer (Principal Executive Officer) and Executive Vice
President, Chief Financial Officer
(Principal Financial and Accounting Officer)