Form 10-K
period 2009-12-31
ICO Global Communications (Holdings) LTD
filed 2010-03-16
CIK 1359555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

As of June 30, 2009, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $81,403,420.

As of March 11, 2010, the registrant had 199,846,308 shares of Class A common stock and 53,660,000 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

ICO GLOBAL COMMUNICATIONS (HOLDINGS) LIMITED

2009 ANNUAL REPORT ON FORM 10-K

PART I

This Annual Report on Form 10-K (“Form 10-K”) contains certain forward-looking statements regarding future events and our future operating results that are subject to the safe harbors created under the Securities Act of 1933, as amended (“Securities Act”), and the Securities Exchange Act of 1934, as amended (“Exchange Act”). Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified below under “Risk Factors.” Actual events or results could differ materially due to a number of factors, including those described herein and in the documents incorporated herein by reference.

Item 1.	Business.

Overview

ICO Global Communications (Holdings) Limited (“ICO Global”), along with its consolidated subsidiaries (collectively referred to as “us,” “we,” or the “Company”) is a development stage next-generation mobile satellite service (“MSS”) operator. We have one medium earth orbit (“MEO”) satellite in orbit (“F2”) and have ten additional MEO satellites in various stages of completion. Due to disagreements with Boeing Satellite Services International, Inc. (“BSSI”), the manufacturer and launch manager of our MEO satellite system, and the related litigation, as described below, we have not advanced the development of our MEO satellites since 2004. Prior to the cessation of our MEO development activities, we had invested approximately $2.6 billion into our MEO satellite system. We continue to explore ways to capitalize on our substantial investment in our MEO system and its related regulatory assets and to defend our spectrum assignments and claims. However, there is no assurance we will be successful, as discussed further below, and we could elect to discontinue our MEO-related efforts at such time as we conclude that we are unlikely to enhance stockholder value through such efforts.

Since August 2004, we have been engaged in litigation with The Boeing Company (“Boeing”) and BSSI arising out of agreements we had with BSSI for the development and launch of our MEO satellites. In October 2008, we received an award against Boeing and BSSI totaling $371 million in compensatory damages and $236 million in punitive damages. On January 2, 2009, the court presiding over the litigation entered judgment on the verdict, including pre-judgment interest, in the amount of $631.1 million. On February 26, 2009, the court denied most of Boeing and BSSI’s post-trial motions and granted one, and the judgment became final in the amount of $603.2 million. Since January 2, 2009, post-judgment interest has accrued on the full judgment amount at the rate of 10% simple interest per annum, or approximately $60 million per year. Boeing and BSSI filed their notice of appeal of the award on March 6, 2009, and we filed our notice of appeal on March 24, 2009. In May 2009, Boeing posted the full bond required to stay enforcement of the judgment, pending appeal, in the amount of approximately $904 million. Boeing and BSSI filed their appellate brief on October 26, 2009, and our appellate brief is currently due by March 22, 2010. Further reply briefing and oral argument will follow. We cannot predict the timing or outcome of the appeal process.

We are a Delaware corporation and were incorporated on March 17, 2000. Our principal executive office is located at 11700 Plaza America Drive, Suite 1010, Reston, Virginia 20190, and our telephone number is (703) 964-1400. Our website address is www.ico.com. The information contained in, or that can be accessed through, our website is not part of this Form 10-K.

In this Form 10-K, we use the terms “ICO,” “ICO Global,” the “Company,” “we,” “our” and “us” to refer to ICO Global Communications (Holdings) Limited and its consolidated subsidiaries and, where the context indicates, its predecessor corporation. Because, as described below, we deconsolidated DBSD North America, Inc. (formerly ICO North America, Inc.) and its subsidiaries from our financial operating results as of May 15, 2009, we do not include DBSD North America, Inc. or its subsidiaries in these terms for the period from May 15, 2009 forward. For various historical, operational and regulatory reasons, we have many subsidiaries through which we hold our assets and conduct our operations. We have included a chart with a summary of our organizational structure which appears in “Item 1—Business” within this Form 10-K.

Recent Developments

Bankruptcy of DBSD North America, Inc.

On May 15, 2009, one of our majority-owned subsidiaries, DBSD North America, Inc., along with its subsidiaries (collectively referred to as “DBSD”) filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (“Chapter 11 cases”) in the U.S. Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”). In order to exit the Chapter 11 cases successfully, DBSD is required to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization that satisfies the requirements of the bankruptcy code. On May 30, 2009, DBSD filed its proposed plan of reorganization (as amended and modified by subsequent filing, the “Plan of Reorganization”). The primary purpose of the Plan of Reorganization is to effect the restructuring and substantial de-leveraging of DBSD’s capital structure. Under the Plan of Reorganization, holders of the DBSD’s $650 million aggregate principal amount of convertible notes would receive shares of common stock in the reorganized DBSD representing approximately 95% of its outstanding equity and we would receive shares of common stock representing approximately 5% of its outstanding equity, prior to dilution from any future new capital (beyond that committed in the exit financing) and made available to DBSD’s employees and other service providers. In addition, we would receive warrants, exercisable upon certain valuation events, to purchase at $0.01 per share up to an additional approximately 10% of the equity of reorganized DBSD. On October 26, 2009, the Bankruptcy Court issued a decision ruling in favor of confirmation of the Plan of Reorganization, and the Bankruptcy Court entered the order on November 23, 2009. On December 19, 2009, DBSD filed with the U.S. Federal Communications Commission (“FCC”) for approval of the transfer of control of DBSD spectrum licenses in accordance with the Plan of Reorganization, which is a condition precedent to DBSD’s exit from bankruptcy. The FCC is reviewing the transfer request, and if it does not approve the transfer, the Plan of Reorganization cannot be implemented in its current form. We cannot predict when the FCC will act on the request for transfer.

Rights Offering

On February 17, 2010, ICO Global launched a rights offering to its existing stockholders (“Rights Offering”), pursuant to which ICO Global offered to its stockholders shares of its Class A common stock at a purchase price of $0.70 per share (“Subscription Right”). Pursuant to the Rights Offering, we distributed one non-transferrable Subscription Right, at no charge, to each holder of our Class A common stock and one non-transferrable Subscription Right for each share of our Class B common stock held as of 5:00 p.m., New York City time, on February 8, 2010, the record date for the Rights Offering. Each non-transferrable Subscription Right represents the right to purchase 0.2056 of a share of our Class A common stock at a price of $0.70 per share. Subscription Rights were exercisable at any time prior to 5:00 p.m., New York City time, on March 9, 2010, the scheduled expiration of the Rights Offering. In total, Subscription Rights were distributed for the purchase of up to approximately 42,870,000 shares of our Class A common stock. The Subscription Rights are not transferable and were evidenced by Subscription Rights certificates. Fractional shares of our Class A common stock were not issued.

In connection with the Rights Offering, each of Eagle River Partners, LLC (“ERP”), certain accounts managed by Highland Capital Management, L.P. (collectively, “Highland Capital”) and Harbinger Capital Partners Masters Fund I, Ltd (“Harbinger”), each an existing stockholder of the Company or affiliates thereof, agreed to acquire from us, at the same subscription price of $0.70 per share, any shares of Class A common stock that are not purchased by the Company’s other stockholders (pursuant to the exercise of their basic subscription privilege and/or over-subscription privilege) in the Rights Offering, subject to certain conditions (“Standby Commitment”). Subsequently, Knighthead Master Fund, L.P. (“Knighthead”) and Caspian Capital Advisors, LLC (“Caspian”), or affiliates thereof, each agreed to assume one-half of Harbinger’s Standby Commitment. The maximum commitments accepted by ERP, Highland Capital, Knighthead and Caspian were $17.25 million, $8.5 million, $2.125 million and $2.125 million, respectively. We did not need to call on the Standby Commitment because the exercise of basic subscription and over-subscription privileges was sufficient to complete the Rights Offering. No compensation was paid to the standby purchasers for these standby arrangements.

The Rights Offering closed on March 9, 2010 and we received proceeds of approximately $30 million. The proceeds from the Rights Offering are currently expected to be used for ongoing operational expenses. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, products and technologies, as well as for capital expenditures. Pending these uses, we expect to invest the net proceeds in short-term, investment-grade securities.

Tax Benefits Preservation Plan

Effective January 29, 2010, our Board of Directors adopted a Tax Benefits Preservation Plan (“Tax Benefits Plan”) designed to preserve stockholder value and the value of certain tax assets primarily associated with net operating loss carry forwards (“NOLs”) under Section 382 of the Internal Revenue Code (“Section 382”). In connection with the Tax Benefits Plan, a dividend of Class A Rights and Class B rights, described more fully below, was paid to our stockholders of record at the close of business on February 8, 2010.

The Board of Directors adopted the Tax Benefits Plan in an effort to help us preserve our ability to utilize fully our NOLs, and to preserve potential future NOLs, in order to reduce potential future federal income tax obligations. As of December 31, 2009, we have substantial existing NOLs of approximately $353 million as well as additional potential NOLs. Under the Internal Revenue Code and the Treasury Regulations issued thereunder, we may “carry forward” these losses in certain circumstances to offset any current and future income and thus reduce its federal income tax liability, subject to certain restrictions. To the extent that the NOLs do not otherwise become limited, we believe that we will be able to carry forward a significant amount of NOLs, and therefore the NOLs could be a substantial asset for us. However, if we experience an “ownership change,” as defined in Section 382, the timing of usage and our ability to use the NOLs could be significantly limited.

The Tax Benefits Plan is intended to act as a deterrent to any person or group acquiring, without the approval of our Board of Directors, beneficial ownership of 4.9% or more of our securities, defined to include (i) shares of our Class A common stock and Class B common stock, (ii) shares of our preferred stock, (iii) warrants, rights, or options to purchase our securities, and (iv) any interest that would be treated as “stock” of the Company for purposes of Section 382 of the Internal Revenue Code or pursuant to Treasury Regulation § 1.382-2T(f)(18).

Pursuant to the Tax Benefits Plan, we issued one Class A Right for each share of our Class A common stock and one Class B Right for each share of our Class B common stock outstanding at the close of business on February 8, 2010, the record date, and our Board of Directors has authorized the issuance of one Class A Right for each share of Class A common stock and one Class B Right for each share of Class B common stock issued (except as otherwise provided in the Tax Benefits Plan, as defined below) between the record date and the Distribution Date (as defined below). Upon the occurrence of certain events, each Class A Right entitles the registered holder to purchase from us one one-thousandth of a share (“Unit”) of our Series A Junior Participating Preferred Stock, par value $0.01 per share (“Series A Preferred”) and each Class B Right entitles the registered holder to purchase from us one Unit of our Series B Junior Participating Preferred Stock, par value $0.01 per share (“Series B Preferred”) in each case at a purchase price of $12.40 per Unit, subject to adjustment. The description and terms of the Class A Rights and Class B Rights are set forth in the Tax Benefits Plan. Pursuant to the Tax Benefits Plan, subject to certain conditions and determinations by our Board of Directors, the “Distribution Date” will occur upon the earlier of (i) ten business days following a public announcement that a person or group of affiliated or associated persons has acquired or otherwise obtained beneficial ownership of 4.9% of our then-outstanding securities (as described below) and (ii) ten business days (or such later date as may be determined by our Board of Directors) following the commencement of a tender offer or exchange offer that would result in a person or group acquiring or otherwise obtaining beneficial ownership of 4.9% of our then-outstanding securities.

Holders of 4.9% or more of our securities outstanding as of the close of business on January 29, 2010 will not trigger the Tax Benefits Plan so long as they do not (i) acquire additional securities constituting one-half of one percent (0.5%) or more of our securities outstanding as of the date of the Tax Benefits Plan (as adjusted), or (ii) fall under 4.9% ownership of our securities and then re-acquire 4.9% or more of our securities (as adjusted).

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

On October 31, 1999, Eagle River Investments, LLC (“Eagle River Investments”) and affiliates, executed a binding letter agreement with Old ICO. Pursuant to the binding letter agreement, Eagle River Investments and several other investors advanced $225 million to Old ICO under a debtor-in-possession (“DIP”) credit agreement. From February 9, 2000 through May 16, 2000, an Eagle River Investments affiliate, ICO Global Limited, advanced Old ICO an additional $275 million under a separate debtor-in-possession credit agreement.

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

As of March 11, 2010, we had 199,846,308 shares of Class A common stock (which has one vote per share) and 53,660,000 shares of Class B common stock (which has ten votes per share) outstanding. ERSH remains our controlling stockholder, and has an economic interest of approximately 31.6% and a voting interest of approximately 67.2%.

Post-reorganization. After the reorganization, we established a new management team who oversaw the construction of our MEO satellites and ground systems and developed our technical plan for the MEO satellite system. Following the launch failure of our first MEO satellite in March of 2000, as well as disagreements with the manufacturer and launch manager of our MEO satellites, disagreements that are the subject of litigation commenced in 2004, we significantly curtailed construction activity on our MEO satellite system. Nonetheless, we continue to explore the potential development of a MEO business plan outside of the United States and Canada.

As we focused on our MSS strategy for the United States, we devised and introduced to the FCC the concept of using MSS spectrum for an ancillary terrestrial component (“ATC”) or terrestrial re-use of MSS spectrum in order to address service coverage and economic limitations inherent to the MSS business plan. This ATC capability would allow us full access to urban customers by overcoming signal blockage related to buildings or terrain and capacity limitations inherent in satellite communications, thereby giving us greater flexibility to provide integrated satellite-terrestrial services.

In February 2003, the FCC issued an order establishing rules permitting MSS operators to seek authorization to integrate ATC into their networks. In May 2005, the FCC granted DBSD’s request to modify its reservation of spectrum for the provision of MSS in the United States using a geosynchronous earth orbit (“GEO”) satellite system rather than a MEO satellite system. On December 8, 2005, the FCC increased the assignment to DBSD of 2 GHz MSS spectrum from 8 MHz to 20 MHz due in part to the inability of all but one other licensee of the eight original MSS 2 GHz licensees to meet regulatory milestones and other matters.

In December 2004, we formed a new subsidiary, ICO North America, Inc. (subsequently renamed DBSD North America, Inc.) to develop an advanced next-generation hybrid mobile satellite service/ancillary terrestrial component system (“MSS/ATC System”), using a GEO satellite with the goal of providing wireless voice, video, data and/or Internet service throughout the United States on mobile and portable devices. DBSD procured a GEO satellite (“DBSD G1”) to support the new authorization in 2005. Also, in August 2005, DBSD issued $650 million aggregate principal amount of convertible notes due on August 15, 2009 (“2009 Notes”) to fund the development of its MSS/ATC System, and, in February 2006, it sold to certain of its note holders 323,000 shares of Class A common stock (approximately 0.2% of the outstanding shares of DBSD common stock) and stock options (exercisable at $4.25 per share) to purchase an additional 3,250,000 shares of Class A common stock (approximately 1.6% on a fully diluted share basis).

On July 14, 2006, our registration statement under the Exchange Act became effective with the U.S. Securities and Exchange Commission (“SEC”) and on September 13, 2006 our stock, which had previously traded on pink sheets, began trading on the NASDAQ Global Stock Market under the symbol “ICOG.”

On April 14, 2008, DBSD successfully launched DBSD G1 and on May 9, 2008, it certified to the FCC that its MSS system was operational, satisfying its final FCC milestone. On May 30, 2008, DBSD received its 2 GHz authorization and was granted its spectrum selection in the 2 GHz band, 2010 – 2020 MHz and 2180 – 2190 MHz. On January 15, 2009, the FCC approved DBSD’s application to integrate ATC into its MSS system, subject to meeting certain FCC gating criteria. DBSD has constructed terrestrial networks in Las Vegas, Nevada, and Reston, Virginia, and is currently using DBSD G1 to conduct an alpha trial of a wide range of satellite-terrestrial services in these trial markets. DBSD also recently concluded a one year alpha trial of its MSS/ATC services in Raleigh-Durham, North Carolina. During the alpha trials, tests have been conducted over the satellite-terrestrial network for a variety of services, including two-way cellular capabilities, Internet broadband services, and a mobile interactive media service which combined live television content, enhanced navigation and two-way communications service in a mobile environment.

On May 15, 2009, DBSD filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the U.S. Bankruptcy Code with the Bankruptcy Court, which is expected to result in our retention of an approximately 5% equity interest in reorganized DBSD if the Plan of Reorganization for DBSD is approved. Due to our loss of control over DBSD as a result of the Chapter 11 cases, we deconsolidated DBSD from our financial operating results as of May 15, 2009. DBSD is currently carried as a cost method investment in our consolidated balance sheet.

Business Opportunity and Strategy

We are a next-generation MSS operator. We have coordinated the spectrum to operate a MEO satellite system globally outside of the United States (with the exception of two Middle Eastern countries) in the 2 GHz S-band in compliance with regulations promulgated by the United Kingdom and by the International Telecommunication Union (“ITU”), an international organization within the United Nations system. We have in orbit one MEO satellite, through which we currently provide a service on commercial terms for an agency of the U.S. government. We have ten additional MEO satellites in storage, most of which are in advanced stages of completion. We are currently using one gateway equipped with five antennas located in the United States in Brewster, Washington, to uplink and downlink to/from the satellite as well as monitor our MEO satellite in orbit. In addition, we have other gateways around the world which we believe could be made operational with reasonable efforts to enhance coverage of our global system.

We continue to explore the potential development of a MEO business plan outside of the United States and Canada. Such a business plan would require Boeing’s agreement to complete our MEO satellites in storage, or we would need to construct new satellites. In either case, it would require substantial funding. We have taken numerous steps to explore business opportunities for F2, which provides global MSS coverage, and for deployment of a MEO constellation. We have conducted extensive research and analysis on services that can be provided by F2, including low-bit rate “store and send” capabilities for remote operations, real time voice and data connectivity and the potential future capability to support any number of voice, data, Internet and video services worldwide if a MEO constellation is deployed. We are also exploring ways to capitalize on the significant investment we have already made in our MEO system, which, in the absence of reaching agreement with Boeing, could involve the outright divestiture of our MEO assets. In any event, we intend to thoroughly evaluate how we can optimize shareholder value through the proceeds, if any, from the Boeing litigation, leveraging our substantial investment in our MEO assets and our potential tax losses, and our ongoing interest in and relationship with DBSD.

In February 2010, ICO Global and DBSD responded to an appeal from the ITU to provide communications capability for international relief agencies operating in response to the Haitian earthquake. ICO Global and DBSD are providing equipment from DBSD’s North American demonstration trials and utilizing ICO’s international spectrum assignments to provide Internet connectivity in fixed and mobile environments in Haiti pursuant to the 2007 memorandum of understanding between ICO, the Commonwealth Business Council (“CBC”) and the ITU. We are providing this service at no charge, and expect to provide this service at least until the second quarter of 2010.

We also maintain a cost basis investment in DBSD, which is developing an advanced next-generation hybrid MSS/ATC System. DBSD is authorized by the FCC to offer MSS throughout the United States using

DBSD G1. DBSD is also authorized (subject to meeting certain criteria) to integrate ATC into its MSS system in order to provide integrated satellite and terrestrial services.

DBSD successfully launched DBSD G1, which was built by Space Systems/Loral, Inc. (“Loral”), on April 14, 2008. In December 2008, it completed DBSD G1 in-orbit testing and testing of the ground-based beam forming (“GBBF”) system. The DBSD G1 satellite design is based on a Loral 1300 standard satellite platform that has been optimized for GEO MSS/ATC communications requirements. It has an expected service life of 15 years and has a 12-meter reflector (antenna). DBSD G1 was designed to provide continuous service coverage in all 50 states in the United States, as well as Puerto Rico and the U.S. Virgin Islands. If appropriate regulatory approval is granted by other countries, DBSD G1 is capable of providing service in Canada. The same 20 MHz frequency band allocated for 2 GHz MSS in the United States is also designated for MSS use in Canada. It is also adjacent to bands proposed for advanced wireless services and near existing personal communications services bands. DBSD has filed an application to provide MSS to significant portions of Canada.

The MSS/ATC System will allow DBSD to provide wireless voice, video, data and/or Internet service throughout the United States on mobile and portable devices. DBSD is currently in the process of demonstrating the operational status of its MSS/ATC System on a trial basis. DBSD has constructed terrestrial networks in Las Vegas, Nevada and Reston, Virginia, and recently concluded a one year trial of its MSS/ATC services in Raleigh-Durham, North Carolina. DBSD conducted the first-ever trials in North America of DVB-SH technology over a satellite-terrestrial network.

Competition

The communications industry is highly competitive. Any communications service offering we provide would compete with a number of other communications services, including existing satellite services offered by Iridium LLC (“Iridium”), Globalstar LLC (“Globalstar”), Inmarsat Global Ltd (“Inmarsat”) and Thuraya Telecommunications Company (“Thuraya”). Globalstar and Iridium are both licensed and operational in the Big LEO band and provide voice and data services using dozens of LEO satellites. Iridium’s coverage is nearly global, while Globalstar covers numerous countries. Inmarsat owns and operates a fleet of geostationary satellites, and its offerings consist of maritime voice, facsimile and data, as well as global land-based and aeronautical communications services. Inmarsat is the leading provider of satellite communications services to the maritime sector. Thuraya owns two geostationary satellites operating in the L Band across Europe, the Middle East, Africa and Asia, and offers voice and data products from small handheld terminals to data only modems in all types of vertical market segments.

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

Federal Communications Commission

The FCC generally regulates the construction, launch and operation of satellites, the use of satellite spectrum at particular orbital locations, the licensing of earth stations and mobile terminals, and the provision of satellite services in the United States. Although we are generally focused outside of the United States, the FCC regulates the U.S. earth station that controls F2.

International Telecommunication Union

The ITU regulates, on a global basis, the use of radio frequency bands and orbital locations used by satellite networks to provide communications services. The use of spectrum and orbital resources by us and other satellite networks must be coordinated pursuant to the ITU’s radio regulations in order to avoid interference among the respective networks. In 2004, Ofcom informed the ITU that our MEO system (also known as ICO-P) has been brought into operation and is using the spectrum assignments in 2 GHz band. In 2007, the ITU certified that request by entering our MEO system in the Master International Frequency Register (“ITU Master Register”) maintained by the ITU. For such a recorded assignment, other administrations take that system into account when making their own assignments, in order to avoid harmful interference.

U.K. Office of Communications

Our satellites are permitted to operate subject to compliance with regulations promulgated by the ITU and the United Kingdom through Ofcom and the U.K. Department for Business Enterprise and Regulatory Reform. The MEO satellite system was first filed at the ITU by the United Kingdom in 1994. Handsets to be used in the MEO satellite system for the provision of MSS were authorized in a 1999 U.K. statute. Under the ITU constitution, only nations that have full standing as ITU members may make filings to the ITU, and therefore we must rely on the United Kingdom for regulatory filings and coordination of our spectrum use and orbital location with all other potentially affected satellite operators that are represented by their respective national administrations. Ofcom has submitted our ITU filings on our behalf pursuant to our compliance with U.K. due diligence requirements for our MEO system. U.K. due diligence requirements include obligations to proceed with our business plans and to comply with Ofcom and ITU requirements related to filings made.

We have submitted materials that we believe comply with Ofcom’s due diligence requests, while preserving our legal rights regarding the propriety of the information we provided, but Ofcom stated that, pending the filing by a subsidiary of ICO Global of a judicial review (“Judicial Review”), it intended to write to the ITU on May 23, 2009 to “instruct that the ICO-P assignments currently recorded in the ITU Master Register be cancelled.” We have filed for a Judicial Review, which has been accepted for hearing by the U.K. court and is currently pending. If Ofcom were to file a letter with the ITU to cancel these rights and the ITU accepted such letter for cancellation, we would lose our ability to operate a MEO system based on our current ITU filing priority and MEO authorization, which in turn could have a material adverse effect on our ability to develop and operate the MEO satellite system. See “Risk Factors—Regulatory Risks.” In order to maintain our U.K. authorization to operate our MEO satellite system, we will need to continue to progress the build and launch of our MEO satellites. In addition, we must diligently participate in international coordination meetings arranged by Ofcom and coordinate with other national administrations in good faith.

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

On June 30, 2008, the European Parliament passed Decision No. 626/2008/EC under which, on August 7, 2008, the EC made a call for applications by October 7, 2008 for pan-European systems to provide MSS (“EC Call”). On September 26, 2008, we initiated proceedings in the European Court of First Instance seeking the annulment of Decision No. 626/2008/EC of the European Parliament, contending that the Decision is illegal and should be annulled pursuant to Articles 230 and 231 of the Treaty establishing the European Community (“First Proceeding”). As this proceeding had not been completed by the October 7, 2008 deadline to submit applications in response to the EC Call, ICO Satellite Limited filed an application with the EC as called for in the above mentioned EC Call, without prejudice, pending the outcome of the First Proceeding in the European Court of First Instance. On November 12, 2008, the EC admitted our application into the EC Call and, on May 14, 2009, the EC announced that it had not selected the application of ICO Satellite Limited. In response to this decision, on September 4, 2009, we filed an additional proceeding to challenge in the European Court of First Instance the outcome of the EU Call (“Second Proceeding” and together with the First Proceeding, “EC Proceedings”). The European Court has not yet ruled on our filing, and there is currently no set timeline for the case.

There remains significant uncertainty about our ability to continue development of our physical and regulatory MEO assets for use in Europe, depending on the outcome of the EC Proceedings.

Our MEO Satellite System

We have in orbit one MEO satellite, F2, launched in June 2001. Primary satellite control is provided under an agreement with Intelsat, Ltd. (“Intelsat”), with backup satellite control provided by us in Slough, United Kingdom. We are required to have the capability of controlling F2 from the United Kingdom as part of our U.K. authorization. We are currently using one gateway ground station equipped with five antennas to monitor F2.

In addition, we have ten MEO satellites, most of which are in advanced stages of completion, stored in a climate controlled leased storage facility in El Segundo, California. The MEO satellites, including F2, are a modified Hughes 601 and Hughes 702 design and have a designed in-orbit life of 12 years. The MEO satellites feature an active phased array S-band antenna capable of forming up to 490 beams for satellite-user links and with C-band hardware for satellite to gateway links.

Construction of our MEO satellites ceased in 2004 and is the subject of our litigation with Boeing and BSSI as discussed under “Item 3—Legal Proceedings.” In 2003, we also decided that we would no longer provide full funding to certain of our subsidiaries to pay the operators of gateways for the MEO satellite system unless the agreements with such operators were restructured to reduce service levels and payment obligations. As a result, eight of the ten operators have terminated their agreements, five of which have been successfully renegotiated and our obligations in four of these have been satisfied and thereunder released, and in the last case a payment plan agreed. In the other three gateways where the agreements have been terminated, we have not yet reached a settlement. In the case of the two gateways where we have agreements that have not been terminated, one agreement has been extended and the other one we continue to perform under as previously agreed. We also own a gateway facility in Itaborai, Brazil, on which certain gateway equipment for the MEO satellite system is located; however, this facility is not currently operational.

We have written down the assets related to our MEO satellite system to zero for accounting purposes in our consolidated financial statements. However, we continue to explore ways to capitalize on our substantial investment in our MEO satellite system and related regulatory assets.

The outcome of our efforts relating to our MEO assets remains uncertain at this time.

Summary Organizational Chart

The following chart is a summary of our organizational structure as of December 31, 2009. For various historical, operational and regulatory reasons, we have many subsidiaries through which we hold our assets and conduct our operations. This chart only lists our primary subsidiaries, including DBSD, which we no longer consolidate effective May 15, 2009.

ICO Global Communications (Operations) Limited is permitted to operate a MEO satellite system globally in compliance with regulations promulgated by the United Kingdom and by the ITU. Our operations outside of North America are primarily conducted by this wholly-owned subsidiary and its subsidiaries.

DBSD North America, Inc. was formed to develop the MSS/ATC System, and operations in North America are conducted by this subsidiary and its subsidiaries, collectively referred to as DBSD. DBSD has historically been 99.84% owned by ICO Global, but ICO Global’s ownership will be reduced to approximately 5% when the Plan of Reorganization for DBSD becomes effective.

Financial Information About Geographic Areas

As of December 31, 2009, our long-lived fixed assets primarily consist of furniture and fixtures, software and leasehold improvements held in the United States. As of December 31, 2008, our long-lived fixed assets were primarily associated with development activities related to the business operated by DBSD in North America, which was deconsolidated effective May 15, 2009. The following table contains the location of our long-lived assets as of December 31, 2009 and 2008 (in thousands):

	December 31,
	2009	2008
United States	$377	$545,569
Foreign	6	4

	$383	$545,573

Intellectual Property

ICO and the ICO logo are trademarks or registered trademarks of ours in the United States and other countries.

Employees

As of December 31, 2009, we had a total of 41 employees, including employees of DBSD. We have also engaged full and part-time consultants for the purpose of providing human resources, accounting services, strategy, regulatory and certain engineering specialties. Our employees are not subject to any collective bargaining agreements.

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

Risks Related to Our Business

We are engaged in litigation with Boeing and BSSI and expect to incur material expenses in pursuing this litigation.

We are engaged in litigation with Boeing and BSSI, arising out of agreements for the development and launch of MEO satellites for our subsidiary, ICO Global Communications (Operations) Limited (“ICO Operations”). In October 2008, after a three-month trial, the jury found that BSSI had breached its contract with ICO Operations and engaged in fraud, and that BSSI’s parent, Boeing, had tortiously interfered with our contract. The jury further found that in dealing with us, BSSI and Boeing acted with malice, oppression or fraud. The verdicts totaled $370.6 million in compensatory damages and $236 million in punitive damages. On February 26, 2009, after post-trial motions, final judgment was entered in favor of ICO in the amount of $603.2 million. Beginning January 2, 2009, post-judgment interest began accruing on the full judgment amount at the rate of 10% per annum (simple interest), or approximately $60 million per year.

Boeing and BSSI filed their notice of appeal on March 6, 2009, and we filed our notice of appeal on March 24, 2009. Boeing and BSSI filed their appellate brief on October 26, 2009, and our appellate brief is currently due by March 22, 2010. Further reply briefing and oral argument will follow. We cannot predict the timing or outcome of the appeal process. Even if we prevail on appeal, Boeing and BSSI may pursue additional review procedures. Through December 31, 2009, we have incurred approximately $19.8 million in pursuing this litigation and expect we will continue to incur substantial additional costs through the ultimate resolution which is uncertain. Given the appeals filed by Boeing and BSSI, and their potential post-appeal requests, it is unlikely that we will generate any liquidity from this verdict in the next 12 months. If we are unable to continue to fund the litigation, or if we do not substantially prevail on appeal, this could materially negatively impact our liquidity, cash position and value. Moreover, there is no certainty how we will use the proceeds, if any.

Under the prearranged bankruptcy plan of DBSD, our equity ownership of DBSD is being reduced to approximately 5% (with warrants for an additional 10% under certain circumstances), and it is possible that we could retain less or no equity in DBSD based on the final restructuring plan confirmed by the Bankruptcy Court.

On May 15, 2009, DBSD filed voluntary petitions for relief under Chapter 11 of Title 11 of the U.S. Code in the Bankruptcy Court. We did not file a petition for relief and are not a debtor in the Chapter 11 cases. Pursuant to the Plan of Reorganization of DBSD submitted to the Bankruptcy Court, the entire outstanding principal amount and accrued interest of DBSD’s 2009 Notes would be converted into a number of shares of common stock in reorganized DBSD equal to approximately 95% of its total outstanding common stock. If the Plan of Reorganization becomes effective, our equity ownership interest in DBSD will be reduced to approximately 5% of reorganized DBSD after accounting for the dilutive effect of shares to be issued to DBSD’s general unsecured creditors and reorganized DBSD’s exit financing lenders. In addition, we are expected to receive warrants to purchase at $0.01 per share up to an additional approximately 10% of the common stock of reorganized DBSD, which shall be exercisable upon certain events concerning the valuation of DBSD. On October 26, 2009, the Bankruptcy Court issued a decision ruling in favor of confirmation of the Plan of Reorganization, and it entered its order on November 23, 2009.

The ability of the Plan of Reorganization to become effective, and our ability to retain any equity interest in reorganized DBSD, is subject to a number of risks and uncertainties. Although the Bankruptcy Court approved the Plan of Reorganization, parties that challenged the Plan of Reorganization have appealed entry of the confirmation order. The entity holding the debt under DBSD’s prepetition working capital facility (“First Lien Lender”) and Sprint Nextel Corporation challenged the Plan of Reorganization on a number of grounds, including feasibility, the proposed treatment of the First Lien Lender’s debt, and the appropriateness of the equity distribution provided to us. Moreover, the FCC must approve the transfer of DBSD’s licenses to the reorganized DBSD under the Plan of Reorganization, and if it does not do so, the Plan of Reorganization cannot be implemented in its current form. Any of these risks could cause us to own less equity of reorganized DBSD than that contemplated by the Plan of Reorganization, or no equity at all. If we own less equity than is contemplated by the Plan of Reorganization, or hold no equity in reorganized DBSD at all, it could negatively affect our value.

We are a development stage enterprise and have no significant operations, revenues or operating cash flow and will need additional liquidity to fund our operations and fully fund all necessary capital expenditures.

We were restructured in a bankruptcy and, since May 2000, have had no significant operations or revenues and do not generate any cash from operations. With the exception of 2005, when we recognized net income due to non-cash gains recognized on certain contract settlements, and 2009, when we recognized net income due to a gain recognized on the deconsolidation of DBSD, we have incurred net losses since our inception. We expect to have losses for the foreseeable future. We continue to incur expenses, which must be funded out of cash reserves or the proceeds, if any, of future financings, including the Rights Offering. Successful completion of our development program and, ultimately, the attainment of profitable operations, are dependent upon future events, including obtaining adequate financing to fulfill our development activities, obtaining regulatory approval, and achieving a level of sales adequate to support our cost structure.

The implementation of our MEO satellite system requires significant funding, and the completion and launch of our MEO satellites currently in storage would require the agreement of BSSI to complete construction of those satellites. BSSI has to date been unwilling to complete our MEO satellites and there can be no assurance BSSI will ever agree to do so. In addition, our current assets will not be sufficient to fund our expenses through deployment of our MEO satellite system and commencement of revenue-generating operations based on that system. It is unclear when, or if, we will be able to generate sufficient cash from operations to cover our ongoing expenses and fund capital expenditures. There is a risk that we will not be able to obtain the additional funding required in the amounts or at the time the funds are required. If we are unable to obtain a partner or sufficient funds, we will not be able to pursue a MEO satellite system or any business plan requiring a MEO satellite system.

The ongoing financial instability and uncertainty about global economic conditions could have a material negative effect on our business, liquidity, results of operations, and financial condition.

The financial crisis that affected the banking system and financial markets and the ongoing financial instability and uncertainty about global economic conditions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit, equity and fixed income markets. There could be a number of follow-on effects from these economic developments on our business, including the difficulty in raising sufficient money to fund our operations and anticipated capital expenditures until we are able to generate positive cash flow, as well as the depression of the value of any assets that we may determine to sell or deploy together with strategic partners.

We may not be successful in completing our MEO satellite constellation, and this failure would have a material effect on our financial condition and ability to generate revenues from operations and realize earnings.

We may be unable to complete and launch our remaining MEO satellites. Only BSSI, the builder of our system, can complete the unlaunched satellites, and we have been involved in litigation with BSSI since 2004. We therefore may be unable to develop a full MEO network, or we may be unsuccessful at selling the services provided by such a network. If we are unable to complete and launch additional MEO satellites, or are unable to sell the services provided by such a network, our financial condition and ability to commence revenue-generating operations and realize earnings would be harmed.

There are significant risks associated with operating our satellite constellation.

Our business contemplates operating a constellation of MEO satellites, exposing us to risks inherent in satellite operations, including failure of the satellite to perform as specified. Satellites generally are subject to significant operational risks while in orbit. These risks include malfunctions, commonly referred to as anomalies, which can occur as a result of various factors, such as satellite manufacturers’ errors, problems with the power or control systems of the satellites and general failures resulting from operating satellites in the harsh environment of space. For example, in the past F2 has experienced an anomaly in orbit that interrupted some functionality on a number of occasions. We carry only third party liability insurance on F2.

There are significant intellectual property risks associated with development of our MEO system.

Other parties may have patents or pending patent applications related to satellite communications. Those parties may claim that our products or services infringe their intellectual property rights and bring suit against us for infringement of patent or other intellectual property rights. Although we believe that we do not (and we do not intend to), we may be found to infringe on or otherwise violate the intellectual property rights of others. If our products or services are found to infringe or otherwise violate the intellectual property rights of others, we may need to obtain licenses from those parties or design around such rights, increasing development costs and potentially making our system less efficient. We may not be able to obtain the necessary licenses on commercially reasonable terms, or at all, or to design around such rights. In addition, if a court finds that we infringe or otherwise violate the intellectual property rights of others, we could be required to pay substantial damages or be enjoined from making, using or selling the infringing product or technology. We could also be enjoined while an infringement suit was pending. Any such claim, suit or determination could have a material adverse effect on the operation of the MEO system or our competitive position and ability to generate revenues.

We will have to license hardware and software for our MEO system and products. There is a risk that the necessary licenses will not be available on acceptable commercial terms. Failure to obtain such licenses or other rights could have a material adverse effect on the operation of the MEO system and our ability to remain competitive and generate revenues from operations.

We face significant competition from companies that are larger or have greater resources.

We face significant competition from companies that are larger or have greater resources than us, and from companies that may introduce new technologies and new wireless spectrum. We face competition from many well-established and well-financed competitors, including existing wireless operators who have large established customer bases. Many of these competitors have substantially greater access to capital and have significantly more operating experience than we do. Further, due to their larger size, many of these competitors enjoy economies of scale benefits that are not available to us.

We may face competition from other MSS operators planning to offer services. We may also face competition from the entry of new competitors or from companies with new technologies, and we cannot at this time project the impact that this would have on our business plan or our future results of operations.

We may be unable to protect the proprietary information and intellectual property rights that our operations and future growth will depend on.

The success of our business plan depends, in part, on our ability to develop or acquire technical know-how and remain current on new technological developments. As a result, our ability to compete effectively will depend, in part, on our ability to protect our proprietary technologies and systems designs. While we have attempted to safeguard and maintain our proprietary rights, we do not know whether we have been or will be successful in doing so. We rely on licensed patents, trademarks, copyrights, trade secret laws and policies and procedures related to confidentiality to protect our technology, products and services. Some of our technology, products and services, however, are not covered by any of these protections.

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

Certain of our subsidiaries have agreements with the operators of the gateways for our MEO satellite system. We have discontinued the funding of certain of the gateway agreements and may discontinue the funding of certain of our subsidiaries who are parties to the gateway agreements. We may incur costs associated with further terminations and the operators of the gateways may try to hold us liable for these agreements. As of December 31, 2009, we had an accrued liability of $58.5 million related to these unsettled agreements. If we are unable to terminate and settle the remaining agreements on favorable terms, the cash required to settle the entire amount may have a material adverse effect on our financial condition.

Our success depends on certain key management personnel, and our limited liquidity and related business risks may make it difficult to maintain our key managers and, if necessary, attract new managers.

Our future success depends largely on the expertise and reputation of our senior management team. Our key managers have employment contracts limited to six months of severance in the event of a termination of employment, and some key managers have shorter severance periods or no severance periods. In addition, some of these contracts are with DBSD and are subject to limitations prescribed by the DBSD Chapter 11 cases. This severance protection is less than provided at some other companies, including some competitors and other peer entities. These factors create the risk that we may lose our key management personnel to other companies. For example, Michael P. Corkery, our then acting Chief Executive Officer and Chief Financial Officer, resigned on December 31, 2009. Benjamin G. Wolff was appointed Chairman of the Board of Directors, and Chief Executive Officer. Although other companies may face some or all of these risks, and the employment market is generally weak, many companies face fewer or none of these risks, and the market for key management personnel continues to exist, even if currently at a reduced level. The loss of any of our key personnel or the inability to recruit and retain qualified individuals could adversely affect our ability to implement our business strategy and operate our business.

Our ability to utilize our NOLs is dependent on avoiding an ownership change and securing future income.

As of December 31, 2009, we had substantial existing NOLs of approximately $353 million, as well as additional potential NOLs. Under the Internal Revenue Code and the Treasury Regulations issued thereunder, we may “carry forward” these losses in certain circumstances to offset any current and future income and thus reduce our federal income tax liability, subject to certain restrictions. To the extent that the NOLs do not otherwise become limited, we believe that we will be able to carry forward a significant amount of NOLs, and therefore the NOLs could be a substantial asset for us. However, if we experience an “ownership change,” as defined in Section 382, our ability to use the NOLs will be significantly limited, and the timing of the usage of the NOLs could be significantly limited, which could therefore significantly impair the value of that asset. The Rights Offering is not currently expected to result in an ownership change, but it may increase the likelihood that we may undergo an ownership change for purposes of Section 382 of the Internal Revenue Code in the future, which would limit our ability to use any U.S. federal and state NOLs as described above. Moreover, no assurances can be given that an ownership change under Section 382 of the Internal Revenue Code has not occurred prior to the Rights Offering or will not occur as a result of the Rights Offering. Our ability to fully utilize the NOLs is also dependent upon the generation of future taxable income before the expiration of the carry forward period attributable to these NOLs, which begin to expire in 2020.

Risks Related to our Rights Offering

The Rights Offering may limit our ability to use some or all of our NOLs.

As of December 31, 2009, we had NOLs for federal income tax purposes of approximately $353 million. Although there can be no assurance that our ability to use NOLs has not already become limited as a result of an ownership change, we expect to be able to carry NOLs forward to reduce taxable income in future years. These NOLs begin to expire in 2020. Our ability to utilize our NOLs could become subject to significant limitations under Section 382 of the Internal Revenue Code if we undergo an ownership change. We would undergo an ownership change if, among other things, the stockholders who own or have owned, directly or indirectly, five percent (5%) or more of our securities, or are otherwise treated as five percent (5%) stockholders under Section 382 and the regulations promulgated thereunder, increase their aggregate percentage ownership of our stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOLs. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOLs.

The recently completed Rights Offering is not currently expected to result in an ownership change, but it may increase the likelihood that we may undergo an ownership change for purposes of Section 382 of the Internal Revenue Code in the future, which would limit our ability to use any U.S. federal and state NOLs as described above. Moreover, no assurances can be given that an ownership change under Section 382 of the Internal Revenue Code has not occurred prior to the Rights Offering or will not occur as a result of the Rights Offering.

The subscription price determined for the Rights Offering is not an indication of our value.

The subscription price of $0.70 per share for our recently completed Rights Offering may not necessarily bear any relationship to the book value of our assets, past operations, cash flows, losses, financial condition or any other established criteria for value. You should not consider the subscription price as an indication of the value of our Class A common stock. In addition, you should not rely on the indications of interest by the standby purchasers to participate in the Rights Offering, or by other potential investors to purchase unsubscribed shares of our Class A common stock, as a recommendation or other indication that the subscription price is reflective of our value. After the date of our prospectus supplement, our Class A common stock may trade at prices above or below the subscription price.

Our management will have broad discretion in how we use our funds, including but not limited to the net proceeds from our Rights Offering and any proceeds we may receive from the Boeing litigation, and we may use the proceeds in ways with which you disagree or which does not yield a favorable, or any, return for us.

We have broad discretion in how we use our funds. This includes but is not limited to the net proceeds from our Rights Offering and any proceeds we may receive from the Boeing litigation. We may use our funds in ways with which you disagree or which does not yield a favorable, or any, return for us. We have not allocated specific amounts of our existing or possible future funds for any specific purpose. Our management will have significant flexibility in applying our funds and, accordingly, you will be relying on the judgment of our management with regard to the use of these net proceeds and will not have the opportunity, as part of your investment decision, to assess whether the proceeds will be used in ways with which you disagree. It is possible that our management may invest the net proceeds in ways that our some of our stockholders may not desire, or may not yield a favorable, or any, return for us. The failure of our management to use our funds effectively could have a material adverse effect on our business, financial condition, operating results and cash flow.

Risks Related to Our Class A Common Stock

Future sales of our Class A common stock could depress the market price.

The market price of our Class A common stock could decline as a result of sales of a large number of shares. Most of our Class A common stock that is held by non-affiliates can be sold without limitation under Rule 144 and certain holders of our Class A common stock are able to sell their shares in compliance with Rule 144. In addition, certain holders of our Class A common stock have the ability to cause us to register the resale of their shares, including, in the case of ERSH, shares of Class A common stock acquired upon conversion of their Class B common stock. These sales might also make it more difficult for us to sell shares in the future at a time and price that we deem appropriate.

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

Craig O. McCaw, a member of our Board of Directors, is the Chairman, Chief Executive Officer and sole manager and beneficial member of Eagle River Investments, which is the sole member of ERSH. Benjamin G. Wolff, our Chairman and Chief Executive Officer, is the President of Eagle River Investments, and is compensated by Eagle River Investments and the Company. ERP, which is also wholly owned by Craig McCaw, was a standby purchaser in the Rights Offering.

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

The Tax Benefits Plan that we entered into on January 29, 2010, as well as certain provisions in our restated certificate of incorporation, may discourage takeovers, which could affect the rights of holders of our Class A common stock.

The Tax Benefits Plan we have in place is intended to act as a deterrent against any person or group acquiring or otherwise obtaining beneficial ownership of more than 4.9% of our securities without the approval of our Board of Directors. In addition, our restated certificate of incorporation provides that we will take all necessary and appropriate action to protect certain rights of our common stockholders that are set forth in the restated certificate of incorporation, including voting, dividend and conversion rights and their rights in the event of a liquidation, merger, consolidation or sale of substantially all of our assets. It also provides that we will not avoid or seek to avoid the observance or performance of those rights by charter amendment, entry into an inconsistent agreement or reorganization, recapitalization, transfer of assets, consolidation, merger, dissolution or the issuance or sale of securities. In particular, these rights include our Class B common stockholder’s right to ten votes per share on matters submitted to a vote of our stockholders and option to convert each share of Class B common stock into one share of Class A common stock. The provisions of the Tax Benefits Plan and our restated certificate of incorporation could discourage takeovers of our Company, which could adversely affect the rights of our stockholders.

We do not expect to pay cash dividends on our Class A common stock for the foreseeable future.

We have never paid a cash dividend on shares of our equity securities, and do not intend to pay any cash dividends on our Class A common shares in the foreseeable future. Since we were restructured in a bankruptcy in May 2000, we have had no significant operations or revenues and have incurred net losses (other than in 2005, due solely to gains on gateway contract settlements in that year, and 2009, due to a gain recognized on the deconsolidation of DBSD). We continue to incur expenses, which must be funded out of cash reserves or the proceeds (if any) of future financings. We expect to have losses for the foreseeable future.

We do not have any revenue generating operations. Our ability to generate cash in the future will depend on our ability to successfully develop the system and implement and manage projected growth and development. There is a risk that we will not be successful in these endeavors.

Regulatory Risks

We are subject to significant international governmental regulation.

Our ownership and operation of satellite and wireless communication systems is subject to regulation by the ITU, Ofcom, and the FCC. In general, laws, policies and regulations affecting the satellite and wireless communications industries are subject to change in response to industry developments, new technology or political considerations. Legislators or regulatory authorities in the United States, the United Kingdom and at the ITU are considering or may consider, or may in the future adopt, new laws, policies and regulations or changes to existing regulations regarding a variety of matters that could, directly or indirectly, affect our operations or increase the cost of providing services over our MEO system.

Ofcom submits ITU filings on our behalf, pursuant to our continuing compliance with U.K. due diligence requirements. Ongoing due diligence requires us to proceed with our business plans and to comply with Ofcom and ITU requirements related to filings made. U.K. law also imposes an indemnification requirement on us in the event its satellite causes damage to another satellite in flight. Although we have procured third party liability insurance to meet this requirement, there is no assurance that this insurance will cover any liability we may incur.

The ITU regulates the use of radio frequency bands and orbital locations used by satellite networks to provide communications services. The use of spectrum and orbital resources by us and other satellite networks must be coordinated pursuant to the ITU’s Radio Regulations in order to avoid interference among the respective networks.

The FCC generally regulates the construction, launch and operation of satellites, the use of satellite spectrum at particular orbital locations, the licensing of earth stations and mobile terminals, and the provision of satellite services in the United States. Although we are generally focused outside of the United States, the FCC regulates the earth station that controls F2.

Increased competition for spectrum and orbital locations may make it difficult and costly for us to obtain or retain the right to use the spectrum and orbital resources required for our operations. In the future, we may not be able to coordinate our satellite operations successfully under international telecommunications regulations and may not be able to obtain or retain spectrum and orbital resources required to provide future services. If we lose international regulatory authorizations for orbital resources or spectrum, or fail to coordinate our use of the spectrum successfully, we could lose the right to operate, which would have a material adverse effect on our business.

Our MEO satellite system and claim to S-Band spectrum rights face substantial regulatory uncertainty.

There is considerable uncertainty as to how our MEO satellite system will be treated from an international regulatory standpoint. While we continue to have dialogue with the appropriate regulatory authorities, the fact that we have been unable to fully deploy our MEO satellite system continues to create regulatory uncertainty.

We may be unable to maintain our spectrum priority for the S-Band globally. Ofcom has stated its intent, pending the outcome of Judicial Review, to write to the ITU to “instruct that the ICO-P assignments currently recorded in the ITU Master Register be cancelled.” We have filed a Judicial Review, which has been accepted for hearing by the court and is currently pending. If we do not win the Judicial Review, Ofcom does not support us before the ITU, and the ITU accepts a potential request for revocation of our filing in the ITU Master Register, we may be unable to preserve our claim to spectrum priority and rights.

We may also be unable to maintain spectrum rights in Europe. We have initiated proceedings in the European Court of First Instance seeking the annulment of Decision No. 626/2008/EC of the European Parliament, under which, the EC made a call for applications by October 7, 2008 for pan-European systems to provide MSS. We have also filed an application with the EC as called for in the Decision, without prejudice, pending the outcome of the proceedings in the European Court of First Instance. On November 12, 2008, the EC admitted our application into the EC process and, on May 14, 2009, the EC announced that it had not selected the application of ICO Satellite Limited. In response, on September 4, 2009, we filed an additional challenge in the European Court of First Instance to the outcome of the EU process. The European Court has not yet ruled on our filing, and there is currently no set timeline for the case.

There remains significant uncertainty about our ability to continue development of our physical and regulatory MEO assets in Europe, depending on the outcome of any judicial proceedings and the EC Call Process. The outcome of further development of a MEO business plan and the associated costs, the evolution of the regulatory environment for S-Band systems globally, and the success of discussions with potential partners who could provide funding for the development of the MEO satellite system all remain uncertain at this time.

Sprint is seeking regulatory action to impose an obligation on ICO Global regarding 2 GHz clearing reimbursement.

Sprint Nextel has asked the FCC to condition the approval of DBSD’s transfer of control application, which is necessary to effect DBSD’s exit from bankruptcy, on imposing an obligation on us to reimburse Sprint for certain costs. These costs are related to a long-standing dispute regarding relocation of incumbent 2 GHz MSS licensees and reimbursement for that relocation. The FCC’s rules require new entrants to the 2 GHz band, including 2 GHz MSS licensees, to relocate incumbent BAS users. Sprint Nextel, a new entrant in the 2 GHz band, is required to relocate incumbent BAS users in the 2 GHz MSS uplink band. In June 2008, Sprint Nextel filed an action in the U.S. District Court in the Eastern District of Virginia seeking a court order requiring a subsidiary of DBSD, known as New DBSD Satellite Services G.P., to reimburse Sprint Nextel for current and estimated future spectrum clearing costs Sprint claimed were due and owing up to $100 million. This case was stayed, removed from the active docket and referred to the FCC. In addition, Sprint sought recovery of up to $200 million from various DBSD subsidiaries in the bankruptcy proceeding, but the bankruptcy court ruled that only one subsidiary, if any, could be liable for reimbursement and rejected Sprint’s claims that the FCC license was an executory contract and that the DBSD subsidiary would therefore need to reimburse Sprint as part of the bankruptcy process to retain its spectrum license. Sprint has appealed the first ruling but not the second regarding the executor contract. The FCC’s rules establish the circumstances under which, and from whom, Sprint Nextel may seek reimbursement of clearing costs from MSS licensees. We do not believe the FCC’s rules require payment under the existing circumstances, which have arisen because of Sprint Nextel’s failure to meet its clearing obligations, or that those rules can be changed to impose liability retroactively or on entities other than the MSS licensee. However, we cannot guarantee the outcome of this issue, which could have a material negative impact on our financial condition.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters are located in Reston, Virginia, where we occupy approximately 17,258 square feet of space under sublease. Upon expiration of our various leases, we do not anticipate any difficulty in obtaining renewals or alternative space.

The following table lists our leased properties, both in the United States and in the United Kingdom:

Location	Operation	Lease Term	Square Footage (Approx.)
Reston, VA	U.S. Corporate Headquarters	Expires May 30, 2012	7,508
Reston, VA	U.S. Corporate Headquarters	Expires June 30, 2010	9,750
Walnut Creek, CA	Corporate Office	Expires September 30, 2010	152
El Segundo, CA	Space Segment Engineering	Expires May 31, 2010	1,948
El Segundo, CA	Satellite Warehouse Facility	Expires November 30, 2012	23,959
North Las Vegas, NV	Network Operations	Expires September 30, 2010	3,000
Bellevue, WA	Finance/Information Technology	Expires December 31, 2010	6,368
Washington, DC	Regulatory	Month-to-Month	1,195
Slough, Berkshire, U.K.	U.K. Registered Office(1)	Expires June 25, 2011	4,070
Slough, Berkshire, U.K.	Archive Warehouse	Expires June 23, 2010	2,570
Slough, Berkshire, U.K.	Service Offices	Expires February 28, 2011	484

(1)	Also serves as the backup satellite control center for our MEO satellite.

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

The awards are subject to appeals and collection. Boeing and BSSI filed their notice of appeal on March 6, 2009, and we filed our notice of appeal on March 24, 2009. Boeing and BSSI filed their appellate brief on October 26, 2009, and our appellate brief is currently due by March 22, 2010. Further reply briefing and oral argument will follow. We cannot predict the timing or outcome of the appeal process. Through December 31, 2009, we have incurred material costs in pursuing this litigation and expect we will continue to incur substantial additional costs through the ultimate resolution, which is uncertain.

Item 4.	Removed and Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Class A Common Stock

Our Class A common stock trades on the Nasdaq Global Market under the symbol “ICOG.”

The table below sets forth the high and low sales prices of our Class A common stock in U.S. dollars for each of the periods presented. Stock prices represent amounts published on the Nasdaq Global Market. As of March 11, 2010, the closing sales price of our Class A common stock was $1.28 per share.

	2009		2008
Period	High	Low	High	Low
First Quarter	$1.70	$0.20	$3.32	$1.96
Second Quarter	$0.95	$0.34	$4.83	$2.89
Third Quarter	$1.74	$0.44	$4.05	$1.08
Fourth Quarter	$1.45	$0.62	$3.74	$0.12

As of March 11, 2010, there were approximately 367 record holders of our Class A common stock.

Market for Our Class B Common Stock

There is no established trading market for our Class B common stock, of which we have 53,660,000 shares outstanding with two holders of record, and 1,571,000 shares underlying outstanding Class B common stock options. Each share of Class B common stock is convertible at any time at the option of its holders into one share of Class A common stock.

Dividends

We have never paid a cash dividend on shares of our equity securities. We do not intend to pay any cash dividends on our common shares during the foreseeable future. It is anticipated that earnings, if any, from operations will be used to finance growth. We do not have independent operations, and our ability to pay any cash dividends will be dependent on the ability of our subsidiaries to transfer funds to us in the form of cash dividends.

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

Date	Title	Number of shares
December 1, 2009	Class A common stock	143,678	(1)

(1)	Issued as compensation to Eagle River, Inc., for advisory services performed from September 1, 2009 through November 30, 2009.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and accompanying notes included in this Form 10-K.

	Year Ended December 31,
	2009(1)	2008	2007	2006	2005
	(in thousands, except per share data)
Operating expenses:
General and administrative	$38,803	$54,771	$43,651	$36,100	$27,850
Research and development	1,644	5,080	7,738	6,603	570
Contract settlements(2)	—	—	—	—	(74,955)
(Gain) loss on disposal of assets	—	17	—	(8)	(2,030)

Operating expenses, net	40,447	59,868	51,389	42,695	(48,565)
Operating income (loss)	(40,447)	(59,868)	(51,389)	(42,695)	48,565
Net interest expense	(36,252)	(36,262)	(24,492)	(25,773)	(16,496)
Gain on deconsolidation of DBSD	280,971	—	—	—	—
Other income (expense)	(7,286)	(4,175)	1,738	853	76

Income (loss) before income taxes	196,986	(100,305)	(74,143)	(67,615)	32,145
Income tax expense	(1,508)	(2,872)	(1,175)	(202)	(785)

Net income (loss)	$195,478	$(103,177)	$(75,318)	$(67,817)	$31,360

Basic and diluted income (loss) per share	$0.94	$(0.51)	$(0.38)	$(0.34)	$0.16
Total assets	$30,308	$663,964	$602,133	$646,600	$714,984
Long-term obligations, including current portion of capital lease obligations(3)	$31,557	$40,382	$685,263	$646,392	$639,446

(1)	Our 2009 selected financial data reflects the deconsolidation of DBSD effective May 15, 2009. Accordingly, our selected financial data for the year ended December 31, 2009 only includes 4.5 months of DBSD operating activity.

(2)	Certain of our subsidiaries had agreements with ten operators of gateways for our MEO satellite system. Eight of the ten operators have terminated their agreements with us. Of these eight, four have been settled with no further obligation by us. With respect to the gateways that have not been settled, we have continued to accrue expenses according to our subsidiaries’ contractual obligation until such obligations have been released and the operator has ceased providing services, although in most instances our subsidiaries have suspended or significantly reduced actual payments to the operators. In 2005, upon reaching settlement with four operators, pursuant to which the operators’ claims were legally released, we eliminated the accrued liability and recognized a gain on contract settlements of $75 million.

(3)	In August 2008, the DBSD 2009 Notes were reclassified from long-term to current convertible debt on our consolidated balance sheets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a development stage next-generation MSS operator. We have one MEO satellite in orbit and have ten additional MEO satellites in various stages of completion. Due to disagreements with Boeing, the manufacturer and launch manager of our MEO satellites, and the related litigation described below, we have not advanced the development of our MEO satellites since 2004. Prior to the cessation of our MEO development activities, we had invested approximately $2.6 billion into our MEO satellite system. We are exploring ways to capitalize on the significant investment we have already made in our MEO system which, in the absence of reaching agreement with Boeing, could involve the outright divestiture of our MEO assets. In any event, we intend to thoroughly evaluate how we can optimize shareholder value through the proceeds, if any, from the Boeing litigation, leveraging our substantial investment in our MEO assets and our potential tax losses, and our ongoing interest in and relationship with DBSD.

We continue to explore the potential development of a MEO satellite business plan outside of the United States and Canada. We have taken numerous steps to explore business opportunities for F2 and for deployment of a constellation of MEO satellites. We have conducted extensive research and analysis on services that can be provided by F2, including low-bit rate “store and send” capabilities for remote operations, real time voice and data connectivity and the potential future capability to support any number of voice, data, Internet and video services worldwide if a MEO constellation is deployed. Our existing cash and cash equivalents are not sufficient to continue development of our MEO satellite system and it would require substantial funding to support such a development effort.

In February 2010, together with DBSD, we responded to an appeal from the ITU to provide communications capability for international relief agencies operating in response to the Haitian earthquake. We are providing equipment from DBSD’s North American demonstration trials and utilizing our international spectrum assignments to provide Internet connectivity in fixed and mobile environments in Haiti pursuant to the 2007 memorandum of understanding between us, the CBC and the ITU. We are providing this service at no charge and expect to provide this service at least until the second quarter of 2010.

We have ITU coordination priority on 25-60 MHz of 2 GHz spectrum on which to operate a MEO satellite system globally outside of the United States (with the exception of two Middle Eastern countries) in compliance with regulations promulgated by the United Kingdom and the ITU. However, Ofcom has stated its intent, pending the filing by one of our subsidiaries of any Judicial Review, to write to the ITU to “instruct that the ICO-P assignments currently recorded in the ITU Master Register be cancelled.” We have filed a Judicial Review, which has been accepted for hearing by the U.K. court and is currently pending. In addition, in Europe, on June 30, 2008, the European Parliament passed Decision No. 626/2008/EC under which, on August 7, 2008, the EC made a call for applications by October 7, 2008 for pan-European systems to provide MSS (“EC Call”). On September 26, 2008, we initiated proceedings in the European Court of First Instance seeking the annulment of Decision No. 626/2008/EC of the European Parliament, contending that the decision is illegal and should be annulled pursuant to Articles 230 and 231 of the Treaty establishing the European Community (“First Proceeding’). As this proceeding had not been completed by the October 7, 2008 deadline to submit applications in response to the EC to provide MSS in Europe, ICO Satellite Limited filed an application with the EC as called for in the above mentioned EC Call, without prejudice, pending the outcome of the First Proceeding in the European Court of First Instance. On November 12, 2008 the EC admitted the application of ICO Satellite Limited into the EC Call, and, on May 14, 2009, the EC announced that it had not selected the application of ICO

Satellite Limited. In response to this decision, on September 4, 2009, we filed in the European Court of First Instance an additional proceeding to challenge the outcome of the EC Call process. The European Court has not yet ruled on our filing, and there is currently no set timeline for the case.

We are a development stage enterprise as defined in Accounting Standards Codification (“ASC”) 915, Development Stage Entities (“ASC 915”) (formerly Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises), and will continue to be so until we commence commercial operations. We are not currently generating revenue from operations and may be unable to obtain funding necessary to fund our future working capital requirements or achieve positive cash flow from operations. Successful completion of our development program and, ultimately, the attainment of profitable operations, are dependent upon future events, including obtaining adequate financing to fulfill our development activities, obtaining regulatory approval, and achieving a level of sales adequate to support our cost structure. On March 9, 2010, we completed our previously announced Rights Offering, under which a total of approximately 42.9 million subscription receipts were subscribed for by right holders. We received proceeds of approximately $30 million from the Rights Offering, which are currently expected to be utilized to fund our working capital needs for the next two years. We may also use a portion of the proceeds to acquire or invest in complementary businesses, products and technologies, as well as for capital expenditures.

Our cost basis investee, DBSD, is currently developing an advanced next-generation hybrid MSS/ATC System. DBSD is authorized by the FCC to offer MSS throughout the United States using DBSD G1. DBSD is also authorized (subject to meeting certain gating criteria) to integrate ATC into its MSS system in order to provide integrated satellite and terrestrial services. The DBSD MSS/ATC System can provide wireless voice, video, data and/or Internet service throughout the United States on mobile and portable devices. DBSD is currently in the process of demonstrating the operational status of its MSS/ATC System on a trial basis. DBSD has constructed terrestrial networks in Las Vegas, Nevada and Reston, Virginia to demonstrate its MSS/ATC system, and recently concluded a one year trial in Raleigh-Durham, North Carolina.

On May 15, 2009, ICO Global, DBSD, and certain holders of the DBSD 2009 Notes executed a support agreement (“Support Agreement”) in connection with restructuring of the DBSD 2009 Notes and restructuring of the DBSD $40 million working capital facility due in May 2009 (“2009 Credit Facility”). The Support Agreement required DBSD, among other things, to file for Chapter 11 of Title 11 of the U.S. Bankruptcy Code by May 15, 2009. As a result, on May 15, 2009, DBSD filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the U.S. Bankruptcy Code with the Bankruptcy Court. In accordance with ASC 810, Consolidation (“ASC 810”) (formerly SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51), a parent shall deconsolidate a subsidiary as of the date the parent ceases to have a controlling interest in the subsidiary. Bankruptcy represents a condition which can preclude consolidation as control rests with the Bankruptcy Court, rather than the majority owner. Accordingly, due to our loss of control over DBSD as a result of the Chapter 11 cases, we have deconsolidated DBSD from our financial operating results as of May 15, 2009.

In order to exit the Chapter 11 cases successfully, DBSD is required to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization or liquidation that satisfies the requirements of the Bankruptcy Code. On May 30, 2009, DBSD filed its Plan of Reorganization and corresponding disclosure statement (as amended and modified by subsequent filings, the “Disclosure Statement”). The primary purpose of the Plan of Reorganization is to effect the restructuring and substantial de-leveraging of the DBSD capital structure to bring it into alignment with their future operating prospects and to provide DBSD with greater liquidity. Under the Plan of Reorganization, holders of the DBSD 2009 Notes would receive shares of common stock of DBSD representing approximately 95% of the outstanding equity of DBSD and ICO Global would receive shares of common stock of DBSD representing approximately 5% of the outstanding equity of DBSD. In addition, ICO Global would receive warrants to purchase at $0.01 per share up to an additional 10% of the equity of DBSD which shall be exercisable upon certain valuation events. On July 27, 2009, the Bankruptcy Court entered an order approving the Disclosure Statement and the solicitation procedures.

DBSD presented their case for confirmation of the Plan of Reorganization at a hearing on September 22, 2009 through September 25, 2009. On October 26, 2009, the Bankruptcy Court issued a decision ruling in favor of confirmation of the Plan of Reorganization, and the Bankruptcy Court entered its order on November 23, 2009. The FCC must approve the transfer of DBSD licenses to the reorganized DBSD under the Plan of Reorganization, and if it does not do so, the Plan of Reorganization cannot be implemented in its current form. On December 16, 2009, the Bankruptcy Court authorized DBSD to secure DIP financing in the amount of $25 million to fund their operations while they await FCC approval of the license transfers and emergence from bankruptcy. On December 19, 2009, DBSD filed with the FCC for approval of the transfer of control of DBSD spectrum licenses in accordance with the Plan of Reorganization.

We have been engaged in litigation with Boeing and BSSI since 2004. In October 2008, after a three-month trial, the jury found that BSSI had breached its contract with ICO Operations and engaged in fraud, and that BSSI’s parent, Boeing, had tortiously interfered with our contract. The jury further found that in dealing with us, BSSI and Boeing acted with malice, oppression or fraud. The verdicts totaled $371 million in compensatory damages and $236 million in punitive damages. The jury also awarded us $91.6 million against Boeing for tortious interference. On January 2, 2009, judgment was entered in favor of ICO Global, including $24 million of pre-judgment interest, in the amount of $631 million. On February 26, 2009, the Court denied six of the seven Boeing/BSSI post-trial motions and granted one motion regarding pricing fraud, reducing the judgment by approximately $28 million, or 4%. As a result, the judgment previously entered on the jury’s compensatory and punitive damages verdicts against both Boeing and BSSI became final in the amount of $603.2 million. Beginning January 2, 2009, post-judgment interest will accrue on the full judgment amount at the rate of 10% per annum (simple interest), or approximately $60 million per year. The awards are subject to the risks of appeals and collection. Boeing and BSSI filed their notice of appeal on March 6, 2009, and we filed our notice of appeal on March 24, 2009. In May 2009, Boeing posted the full bond required to stay enforcement of the judgment, pending appeal, in the amount of approximately $904 million. Boeing and BSSI filed their appellate brief on October 26, 2009, and our appellate brief is currently due by March 22, 2010. Further reply briefing and oral argument will follow. We cannot predict the timing or outcome of the appeal process. Given the appeals filed by Boeing and BSSI, and their potential post-appeal requests, it is unlikely that we will generate any liquidity from this verdict in the next 12 months.

Critical Accounting Policies

The accounting policies described below are considered critical in preparing our consolidated financial statements. Critical accounting policies require difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The judgments and uncertainties affecting the application of these policies include significant estimates and assumptions made by us using information available at the time the estimates are made. Actual results could differ materially from those estimates. Our critical accounting policies involve judgments associated with our accounting for the fair value of financial instruments, contract settlements, share-based payments, income taxes and contingencies, each of which is described below.

Fair Value of Financial Instruments. We determine the fair value of our financial instruments based on the hierarchy established by ASC 820, Fair Value of Measurements and Disclosures (“ASC 820”) (formerly SFAS No. 157, Fair Value Measurements).

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

In determining the fair value of our investment in DBSD, we used several valuation methods, including a market comparable analysis and a spectrum transaction analysis. The valuation methodologies utilized were based on both observable and unobservable inputs within the hierarchy established in ASC 820, and included certain publicly available financial and other information regarding DBSD and similar companies in the MSS industry as well as DBSD’s projected future cash flows.

Impairment. We evaluate our cost method investment in DBSD for impairment on a quarterly basis in accordance with ASC 325, Cost Method Investments (“ASC 325”), which specifically addresses accounting for cost method investments subsequent to initial measurement. In assessing impairment under ASC 325, we consider various factors that might indicate whether a decrease in the value of our cost method investment in DBSD has occurred. We recognize losses when a decline in the fair value of our investment in DBSD below its cost basis is determined to be other-than-temporary.

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

Share-Based Payment. We record stock-based compensation in accordance with ASC 718, Stock Compensation (“ASC 718”) (formerly SFAS No. 123 (revised 2004), Share-Based Payment). ASC 718 requires measurement of all share-based payment awards based on the estimated fair value on the date of grant and recognition of compensation cost over the requisite service period for awards expected to vest.

We record stock-based compensation on restricted stock awards and stock options issued to employees, directors and consultants. Determining the appropriate fair value model and calculating the fair value of share-based awards at the date of grant requires judgment. The fair value of restricted stock awards is determined based on the number of shares granted and the quoted market price of our Class A common stock on the date of grant. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model (“Black-Scholes Model”) based on the single option award approach. Option pricing models, including Black-Scholes, require the use of input assumptions, including expected volatility, risk-free interest rate, expected dividend yield, expected term and expected forfeiture rates. The expected volatility is based upon our historical stock price volatility, which we believe is a reasonable indicator of expected volatility. The risk-free interest rate is based upon U.S. Treasury bond interest rates appropriate for the term of our stock options. The expected dividend yield is based on our history and expectation of dividend payments. The expected term has been estimated using the simplified method as described in ASC 718 (formerly Staff Accounting Bulletin No. 110), which permits entities, under certain circumstances, to continue to use the simplified method in developing estimates of the expected term of “plain-vanilla” share options. We estimate our forfeiture rate for restricted stock awards and stock options based on our historical rate of forfeitures due to terminations and the fact that we have a limited number of employees, many of whom are critical to us, and expectations for forfeitures in the future.

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

We account for uncertain tax positions in accordance with ASC 740, Income Taxes (formerly Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109). The application of income tax law is inherently complex. As such, we are required to make many assumptions and judgments regarding our income tax positions and the likelihood whether such tax positions would be sustained if challenged. Interpretations and guidance surrounding income tax laws and regulations change over time, and changes in our assumptions and judgments can materially affect amounts recognized in our consolidated financial statements.

Contingencies. The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. ASC 450, Contingencies (formerly SFAS No. 5, Accounting for Contingencies), requires that an estimated loss from a loss contingency such as a legal proceeding or claim should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position, results of operations or cash flows.

New Accounting Pronouncements

In December 2007, the FASB issued ASC 805, Business Combinations (“ASC 805”) (formerly SFAS No. 141(R), Business Combinations). ASC 805 requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires transaction costs to be expensed as incurred; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. ASC 805 is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Early adoption is not permitted. The adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued ASC 810 which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. ASC 810 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement did not have a material impact on our financial position, results of operations or cash flows. However, the application of this statement in connection with the bankruptcy of DBSD did have a material impact on our financial position, results of operations and disclosures.

In March 2008, the FASB issued ASC 815, Derivatives and Hedging (“ASC 815”) (formerly SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133). ASC 815 expands the disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities about an entity’s derivative instruments and hedging activities. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement did not have a material impact on our financial position, results of operations, cash flows or disclosures.

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

In April 2009, the FASB issued ASC 820 (formerly FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments). ASC 820 requires disclosures of qualitative and quantitative information about fair value for any financial instruments that are not currently reflected on the balance sheet of companies on a quarterly basis. ASC 820 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this statement had an impact on our financial statement disclosures as it pertains to our investment in DBSD (see Note 5 to our consolidated financial statements).

In April 2009, the FASB issued ASC 320, Investments—Debt and Equity Securities (“ASC 320”) (formerly FSP FAS 115-2 and FSP FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). ASC 320 amends other-than-temporary impairment guidance in U.S. generally accepted accounting principles (“GAAP”) for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The adoption of this FSP did not have a material impact on our financial position, results of operations, cash flows or disclosures.

In May 2009, the FASB issued ASC 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events), which sets forth general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of this statement did not have a material impact on our financial position, results of operations, cash flows or disclosures.

In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles (“ASC 105”) (formerly SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162), which establishes the ASC as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. ASC 105 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. ASC 105 became effective in the third quarter of 2009 and we have disclosed applicable accounting guidance according to the new codification system.

Results of Operations

The following table is provided to facilitate the discussion of our results of operations for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year ended December 31,
	2009(1)	2008	2007
General and administrative expenses	$38,803	$54,771	$43,651
Research and development expenses	1,644	5,080	7,738
Loss on disposal of assets	—	17	—
Interest income	(543)	(4,803)	(11,555)
Interest expense	36,795	41,065	36,047
Gain on deconsolidation of DBSD	(280,971)	—	—
Other (income) expense	7,286	4,175	(1,738)
Income tax expense	1,508	2,872	1,175

(1)	2009 results of operations reflect the deconsolidation of DBSD effective May 15, 2009. Accordingly, our results of operations for the year ended December 31, 2009 only includes 4.5 months of DBSD operating activity. As DBSD is no longer included in our financial operating results effective May 15, 2009, our operating expenditures are anticipated to decrease in future periods.

General and Administrative Expenses. General and administrative expenses are primarily comprised of personnel costs, stock-based compensation, third-party legal and professional fees, satellite storage, satellite system operating expenses and general office related costs.

General and administrative expenses decreased $16.0 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. Approximately $19 million of the net decrease in general administrative expenses is directly attributable to the deconsolidation of DBSD effective May 15, 2009. The remaining $3.0 million net increase in general and administrative expenses reflects approximately $7.0 million of satellite in-orbit insurance expenses recognized in 2009 and a $2.6 million reduction in costs associated with legal matters and other professional fees (primarily substantial costs incurred in 2008 pertaining to the Boeing litigation, partially offset by costs incurred in 2009 associated with DBSD legal matters prior to deconsolidation).

General and administrative expenses increased $11.1 million for the year ended December 31, 2008 compared to the year ended December 31, 2007. The increase is primarily due to a $5 million increase in costs related to legal matters and other professional fees, $3.8 million of higher personnel costs related to the hiring of additional employees to support the development of the DBSD MSS/ATC System and DBSD ICO Mobile Interactive Media (“ICO mim TM”) service and $2 million of incremental non-cash stock-based compensation expense. As of December 31, 2008, as part of our overall efforts to curtail expenditures, we had eliminated seven full-time employee positions.

Research and Development Expenses. Research and development expenses principally consist of third-party engineering, consulting and development costs associated with technology being considered for use in the DBSD MSS/ATC System and ICO mim service as well as costs incurred to evaluate the usability and augmentation of our MEO satellite system.

Research and development expenses decreased $3.4 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. This decrease is primarily due to a $3.1 million reduction in design and development activities related to the DBSD MSS/ATC System as a result of the deconsolidation of DBSD effective May 15, 2009 and a $325,000 reduction in costs associated with the evaluation of our MEO satellite system.

Research and development expenses decreased $2.7 million for the year ended December 31, 2008 compared to the year ended December 31, 2007. The decrease is primarily due to costs incurred in 2007 associated with the development of a demonstration system to communicate with DBSD G1 using the MSS 2 GHz spectrum and costs incurred to evaluate the feasibility of video use over our MEO satellite system, partially offset by an increase in design and development activities in 2008 related to the DBSD MSS/ATC System.

Interest Income. Interest income is primarily attributable to interest earned on the investment of the proceeds from the DBSD 2009 Notes, the DBSD 2009 Credit Facility and the series of securities purchase agreements entered into during June 2008.

Interest income decreased $4.3 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. This decrease is primarily due to a reduction in our cash, cash equivalents, and investment balances prior to the deconsolidation of DBSD reflecting continued development of the DBSD MSS/ATC System and ICO mim service, as well as lower cash and investment balances subsequent to the deconsolidation of DBSD. DBSD has been excluded from our operating results effective May 15, 2009 and we no longer include interest income earned on any cash and investments held by DBSD after May 15, 2009.

Interest income decreased $6.8 million for the year ended December 31, 2008 compared to the year ended December 31, 2007 This decrease is primarily due to a reduction in our cash, cash equivalents, and investment balances as we continued to develop the DBSD MSS/ATC System and ICO mim service in 2008.

Interest Expense. Interest expense is comprised of interest incurred and the amortization of debt issuance costs related to the DBSD 2009 Notes and DBSD 2009 Credit Facility and the amortization of the debt discount allocated to the embedded beneficial conversion feature on the DBSD 2009 Notes. These expenses are partially offset by capitalized interest costs associated with the construction of the DBSD MSS/ATC System and ICO mim service.

Interest expense decreased $4.3 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. The decrease is primarily the result of the deconsolidation of DBSD effective May 15, 2009, partially offset by a reduction in capitalized interest costs associated with the construction of the DBSD MSS/ATC System and ICO mim service in 2009 prior to the deconsolidation of DBSD.

Interest expense increased $5 million for the year ended December 31, 2008 compared to the year ended December 31, 2007. This increase is primarily the result of a higher interest rate used to accrue interest on the outstanding DBSD 2009 Notes in 2008, reflecting our election to make interest payments subsequent to August 15, 2007 in the form of additional notes in lieu of cash, an increase in interest expense related to our gateway infrastructure agreements and interest expense associated with the DBSD 2009 Credit Facility. This increase is partially offset by an increase in capitalized interest costs associated with the construction of the DBSD MSS/ATC System and ICO mim service during 2008.

Gain on Deconsolidation of DBSD. During 2009, we recognized a gain of $281 million associated with the deconsolidation of DBSD as a result of its bankruptcy filing on May 15, 2009.

Other (Income) Expense. Other expense for the year ended December 31, 2009 is comprised primarily of net realized and unrealized losses of $4.2 million through May 15, 2009 associated with investments in auction rate securities (“ARS”) held by DBSD, as well as losses on foreign currency transactions of $3.1 million.

Other expense for the year ended December 31, 2008 is comprised primarily of net realized and unrealized losses associated with ARS investments held by DBSD of $14.9 million, partially offset by $5.1 million of other income attributable to a put option associated with a settlement agreement with UBS Financial Services, Inc. (“UBS”) whereby UBS agreed to purchase certain ARS it sold to DBSD (“ARS Put Option”), gains on foreign currency transactions of $3.2 million, a $1.8 million reimbursement from UBS for losses incurred on the sale of ARS subject to the settlement agreement, and the recovery of value-added taxes of $679,000 that were previously written off.

Other income for the year ended December 31, 2007 was nominal and consists primarily of gains and losses on foreign currency transactions.

Income Tax Expense. Income tax expense for the years ended December 31, 2009 and 2008 is comprised primarily of interest and penalties related to uncertain tax positions. Income tax expense for the year ended December 31, 2007 includes tax on income of certain of our foreign entities that generated taxable income on a stand-alone basis and also includes interest and penalties related to uncertain tax positions.

We are still in the development stage and continue to incur losses. The tax benefit for these losses will not be recognized until realization is more likely than not.

Liquidity and Capital Resources

Overview. Substantially all of our capital expenditures and liquidity requirements to date have been related to the development of the DBSD MSS/ATC System and ICO mim service. As a result of the DBSD bankruptcy, we have deconsolidated DBSD from our operating results as of May 15, 2009. Our primary expected cash needs for the next twelve months are for the ongoing operating costs associated with our MEO satellite system and other general corporate purposes.

As of December 31, 2009, we had a working capital deficit (current liabilities exceeded current assets) of approximately $56.7 million. This deficit is primarily due to our MEO gateway obligations of $58.5 million, which are classified as current liabilities due to their contractual commitments. We do not anticipate these gateway obligations to require significant cash payments during the next twelve months; however, the counterparties could assert payment for these obligations.

On March 9, 2010, we completed our previously announced Rights Offering, under which a total of approximately 42.9 million subscription receipts were subscribed for by right holders. In connection with the Rights Offering, certain of our existing stockholders agreed to acquire any shares not purchased by other stockholders in the Rights Offering, with a maximum commitment not to exceed $30 million. We received proceeds of approximately $30 million from the Rights Offering, which are currently expected to be utilized to fund our working capital needs for at least the next twelve months. We may also use a portion of the proceeds to acquire or invest in complementary businesses, products and technologies, as well as for capital expenditures.

Cash Flows. The following table is provided to facilitate the discussion of our liquidity and capital resources for the years ended December 31, 2009 and 2008 (in thousands):

	Year ended December 31,
	2009	2008
Net cash provided by (used in):
Operating activities	$(26,460)	$(50,563)
Investing activities	4,295	(133,742)
Financing activities	(101)	64,815
Effect of foreign exchange rate changes on cash	(2,012)	2,094

Net decrease in cash and cash equivalents	(24,278)	(117,396)
Cash and cash equivalents—beginning of period	29,261	146,657

Cash and cash equivalents—end of period	$4,983	$29,261

Cash, cash equivalents and short-term investments were $5.0 million at December 31, 2009 compared to $35.2 million at December 31, 2008. This decrease is primarily due to incurrence of ongoing operating costs associated with our MEO satellite system and other general corporate expenditures in 2009, as well as the deconsolidation of DBSD effective May 15, 2009. DBSD held approximately $17.4 million of our cash, cash equivalents and short-term investments at December 31, 2008. At December 31, 2009, DBSD’s cash, cash equivalents and short-term investments are not included in our consolidated balance sheet.

For the year ended December 31, 2009, cash used in operating activities consisted primarily of our net income of $195.5 million adjusted for various non-cash items. These non-cash items include: (i) a $281.0 million gain resulting from the deconsolidation of DBSD; (ii) $30.0 million of interest expense on the DBSD 2009 Notes paid in the form of additional notes; (iii) $7.4 million of amortization of debt issuance costs related to the DBSD

2009 Notes and DBSD 2009 Credit Facility and amortization of debt discount allocated to the embedded beneficial conversion feature of the DBSD 2009 Notes; (iv) stock-based compensation expense of $5.1 million; and (v) $4.2 million of realized and unrealized losses related to ARS held by DBSD. For the year ended December 31, 2008, cash used in operating activities consisted primarily of our net loss of $103.2 million adjusted for various non-cash items. These non-cash items include: (i) $56.3 million of interest expense on the DBSD 2009 Notes paid in the form of additional notes; (ii) $43.2 million of capitalized interest costs associated with the construction of the DBSD MSS/ATC System and ICO mim service; (iii) $18 million of amortization of debt issuance costs related to the DBSD 2009 Notes and DBSD 2009 Credit Facility and amortization of debt discount allocated to the embedded beneficial conversion feature of the DBSD 2009 Notes; (iv) $14.9 million of realized and unrealized losses related to our ARS; (v) a $5.1 million gain related to our ARS Put Option; and (vi) stock-based compensation expense of $8.5 million.

For the year ended December 31, 2009, the primary source of cash provided by investing activities was net proceeds from sales of investment securities of $12.5 million, partially offset by capital expenditures of $4.1 million associated with the DBSD MSS/ATC System and ICO mim service and a $3.9 million reduction in cash as a result of the deconsolidation of DBSD. For the year ended December 31, 2008, the primary use of cash for investing activities was net purchases of available-for-sale and trading investment securities of $69.5 million and capital expenditures of $64.7 million associated with the DBSD MSS/ATC System and ICO mim service, a significant portion of which related to satellite launch insurance.

For the year ended December 31, 2009, cash used in financing activities consisted of $101,000 in payments of withholding taxes upon vesting of restricted stock awards. For the year ended December 31, 2008, the primary source of cash provided by financing activities was $37.5 million in net proceeds from the DBSD 2009 Credit Facility and $27.4 million of net proceeds from our securities purchase agreements.

Contractual Obligations. Our primary contractual obligations include payments and other obligations associated with our MEO satellite system. In the table below, we set forth our contractual obligations as of December 31, 2009 (in millions):

	Years ending December 31,
	Total	2010	2011-2012	2013-2014	2015 and Thereafter
Satellite system operating obligations(1)	$2.3	$2.3	$—	$—	$—
Capital lease obligations, including interest(2)	26.9	26.9	—	—	—
Operating lease obligations	3.4	1.5	1.8	0.1	—

Total	$32.6	$30.7	$1.8	$0.1	$—

(1)	We have an agreement with Intelsat to provide satellite operational services to support F2. Under this agreement, we are obligated to pay Intelsat a recurring, monthly fee associated with telemetry, tracking and control and other satellite support services. In addition to this agreement, we have commitments for other operational services related to our MEO satellite and certain MEO gateway sites. As of December 31, 2009, our satellite system operating commitments were approximately $2.3 million.

(2)	Our capital lease obligations represent future minimum payments due under capital lease commitments arising from agreements associated with certain of our MEO gateway sites. The amount of our contractual obligations as of December 31, 2009 represents principal and interest payable in accordance with the terms of the contractual agreements.

We have also entered into other noncancellable agreements with parties that own and operate our MEO gateway sites (“Gateway Operators”) which provide for varying levels of support required to operate the gateway sites. The majority of the Gateway Operators have terminated their agreements with us and discontinued

providing the requisite level of services. Certain of the terminated agreements have not been settled and remain outstanding. Subsequent to the date of termination, we have continued to accrue estimated late payment fees associated with these agreements, if applicable. Settlement of these liabilities, including timing of future payment, if any, is currently uncertain and therefore this amount was not included in our table of contractual obligations above.

As of December 31, 2009, we have recorded a liability related to uncertain tax positions for income taxes, interest and penalties of $13.2 million, of which we estimate a reduction in our unrecognized tax benefits of less than $1.0 million to occur within the next twelve months due to the expiration of the statute of limitations. Settlement of this liability, including timing of future payment, if any, is currently uncertain. As a result, this amount was not included in our table of contractual obligations above.

Risks and Uncertainties

Certain risks and uncertainties that could materially affect our future results of operations or liquidity are discussed under “Item 1A. of Part I—Risk Factors” in this Form 10-K. In particular, these risks and uncertainties include, but are not limited to, the following matters:

•

On May 15, 2009, DBSD filed voluntary petitions for relief under Chapter 11 of Title 11 of the U.S. Bankruptcy Code in the Bankruptcy Court. ICO Global did not file a petition for relief and is not a Debtor in the Chapter 11 cases. Also on May 15, 2009, ICO Global and DBSD entered into a Support Agreement with entities holding approximately 57% of the total outstanding DBSD 2009 Notes (“Participating Holders”) to implement a financial restructuring of DBSD through a plan of reorganization (“Plan of Reorganization”) in which the entire outstanding principal amount and accrued interest of the DBSD 2009 Notes (approximately $752 million as of May 15, 2009) would be converted into a number of shares of common stock in reorganized DBSD equal to approximately 95% of the total outstanding common stock. If the Plan of Reorganization becomes effective, ICO Global’s equity ownership interest in DBSD will be reduced to approximately 5% of reorganized DBSD after accounting for the dilutive effect of shares to be issued to DBSD’s general unsecured creditors and reorganized DBSD’s exit financing lenders. In addition, ICO Global is expected to receive warrants to purchase at $0.01 per share up to an additional 10% of the common stock of reorganized DBSD, which shall be exercisable upon certain events concerning the valuation of DBSD. On October 26, 2009, the Bankruptcy Court issued a decision ruling in favor of confirmation of the Plan of Reorganization, and the Bankruptcy Court entered its order on November 23, 2009.

The ability of the Plan of Reorganization to become effective, and ICO Global’s ability to retain any equity interest in reorganized DBSD or the other rights provided to ICO Global in the Support Agreement, is subject to a number of risks and uncertainties. Although the Bankruptcy Court approved the Plan of Reorganization, parties that challenged the Plan of Reorganization have appealed entry of the confirmation order. The entity holding the debt under the DBSD 2009 Credit Facility (“First Lien Lender”) and Sprint Nextel Corporation challenged the Plan of Reorganization on a number of grounds, including feasibility, the proposed treatment of the First Lien Lender’s debt, and the appropriateness of the equity distribution provided to ICO Global. Moreover, the FCC must approve the transfer of the DBSD licenses to the reorganized DBSD under the Plan of Reorganization, and if it does not do so, the Plan of Reorganization cannot be implemented in its current form. DBSD filed with the FCC for approval of the transfer of control of DBSD spectrum licenses in accordance with the Plan of Reorganization on December 11, 2009. We cannot predict when the FCC will act on the request for transfer. Any of these risks could cause ICO Global to own less equity of reorganized DBSD than that contemplated by the Plan of Reorganization, or no equity at all. If ICO Global owns less equity than is contemplated by the Plan of Reorganization, or holds no equity in reorganized DBSD at all, it could negatively affect the value of ICO Global.

•

We are engaged in litigation with BSSI and Boeing arising out of agreements for the development and launch of our MEO satellites. In October 2008, after a three-month trial, the jury found that BSSI had breached its contract with ICO Operations and engaged in fraud, and that BSSI’s parent, Boeing, had tortiously interfered with our contract. The jury further found that in dealing with us, BSSI and Boeing acted with malice, oppression or fraud. The verdicts totaled $371 million in compensatory damages and $236 million in punitive damages. The jury also awarded us $91.6 million against Boeing for tortious interference. On January 2, 2009, judgment was entered in favor of ICO Global, including $24 million of pre-judgment interest, in the amount of $631 million. On February 26, 2009, the Court denied six of the seven Boeing/BSSI post-trial motions and granted one motion regarding pricing fraud, reducing the judgment by approximately $28 million, or 4%. As a result, the judgment previously entered on the jury’s compensatory and punitive damages verdicts against both Boeing and its satellite subsidiary became final in the amount of $603.2 million. Beginning January 2, 2009, post-judgment interest will accrue on the full judgment amount at the rate of 10% per annum (simple interest), or approximately $60 million per year. The awards are subject to the risks of appeals and collection. Boeing and BSSI filed their notice of appeal on March 6, 2009, and we filed our notice of appeal on March 24, 2009. In May 2009, Boeing posted the full bond required to stay enforcement of the judgment, pending appeal, in the amount of approximately $904 million. Boeing and BSSI filed their appellate brief on October 26, 2009, and our appellate brief is currently due by March 22, 2010. Further reply briefing and oral argument will follow. We cannot predict the outcome of the appeal process and even if we prevail on appeal, Boeing may pursue additional review procedures. Through December 31, 2009, we have incurred approximately $19.8 million in pursuing this litigation and expect we will continue to incur substantial additional costs through the ultimate resolution which is uncertain. Given the appeals filed by Boeing and BSSI, and their potential post-appeal requests, it is unlikely that we will generate any liquidity from this verdict in the next 12 months. If we are unable to continue to fund the litigation, or if we do not substantially prevail on appeal, this could materially negatively impact our liquidity, cash position and value. Moreover, there is no guarantee how we will use the proceeds, if any.

•

Following the deconsolidation of DBSD, our primary operations now consist of our legacy MEO satellite system. There is considerable uncertainty as to how legacy MEO satellite systems, such as ours, would be treated in any regulatory environment. While we continue to have dialogue with the appropriate regulatory authorities, the fact that we have been unable to fully deploy our MEO satellite system also continues to create regulatory uncertainty. Ofcom has stated its intent, pending the outcome of the Judicial Review, to write to the ITU to “instruct that the ICO-P assignments currently recorded in the ITU Master Register be cancelled.” We have filed for a Judicial Review, which has been accepted for hearing by the court and is currently pending. If these rights are cancelled, we could lose our ability to operate a MEO system based on our current ITU filing priority and MEO authorization, which in turn could have a material adverse effect on our ability to develop and operate the MEO satellite system. In order to maintain our U.K. authorization to operate our MEO satellite system, we will need to continue to progress the build and launch of our MEO satellites. In addition, we must diligently participate in international coordination meetings arranged by Ofcom and coordinate with other national administrations in good faith. On June 30, 2008, the European Parliament passed Decision No. 626/2008/EC under which, on August 7, 2008, the EC made a call for applications by October 7, 2008 for pan-European systems to provide MSS (“EC Call”). On September 26, 2008, we initiated proceedings in the European Court of First Instance seeking the annulment of Decision No. 626/2008/EC of the European Parliament, contending that the Decision is illegal and should be annulled pursuant to Articles 230 and 231 of the Treaty establishing the European Community (“First Proceeding”). As these proceedings had not been completed by the October 7, 2008 deadline to submit applications to the EC to provide MSS in Europe, ICO Satellite Limited filed an application with the EC as called for in the above mentioned EC Call, without prejudice, pending the outcome of the First Proceeding in the European Court of First Instance. On November 12, 2008, the EC admitted our application into the EC Call and, on May 14, 2009, the EC announced that it had not selected the application of ICO Satellite Limited. In response, on September 4, 2009, we filed an additional proceeding to challenge in the European Court of First Instance the outcome of the EU process (“Second Proceeding” and together with the First Proceeding, “EC Proceedings”). There remains significant uncertainty about our ability to continue development of our physical and regulatory MEO assets, depending on the outcome of the EC Proceedings. The outcome of further development of a MEO business plan and the associated costs, the evolution of the regulatory environment for S-band systems globally, and the success of discussions with potential partners who could provide funding for the development of the MEO satellite system all remain uncertain at this time.

We are subject to additional risks and uncertainties discussed under “Item 1A. of Part I—Risk Factors” included in this Form 10-K, that could adversely affect our costs, competitive position, financial condition and ability to realize earnings.

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

As of December 31, 2009, our cash and investment portfolio consisted of both cash and money market funds, with a fair value of approximately $5.0 million. The primary objective of our investments in money market funds is to preserve principal, while maximizing returns and minimizing risk, and our policies require, at the time of purchase, that we make these investments in short-term, high rated securities.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ICO Global Communications (Holdings) Limited and Subsidiaries

Bellevue, Washington

We have audited the accompanying consolidated balance sheets of ICO Global Communications (Holdings) Limited and subsidiaries (a development-stage enterprise) (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive loss, cash flows, and changes in stockholders’ equity (deficiency in assets) for each of the three years in the period ended December 31, 2009, and for the period from February 9, 2000 (inception) to December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The Company’s financial statements for the period from February 9, 2000 (date of inception) to December 31, 2002, were audited by other auditors whose report, dated November 21, 2003 (except for the second paragraph which is dated May 15, 2006), expressed an unqualified opinion on those statements. The financial statements for the period February 9, 2000 (date of inception) to December 31, 2002, reflect a net loss of $756,209,000 of the related total for the period from February 9, 2000 (date of inception) through December 31, 2009. The other auditors’ report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, and for the period from February 9, 2000 (date of inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The Company is in the development stage as of December 31, 2009. As discussed in Note 2 to the consolidated financial statements, successful completion of the Company’s development program and, ultimately, the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to fulfill its development activities, obtaining regulatory approval, and achieving a level of sales adequate to support the Company’s cost structure.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2010, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

March 16, 2010

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

PricewaterhouseCoopers LLP

Seattle, Washington

November 21, 2003, except for the second paragraph above as to which the date is May 15, 2006

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$4,983	$29,261
Investments – available-for-sale securities	—	5,961
Prepaid expenses and other current assets	1,039	8,890

Total current assets	6,022	44,112
Property in service – net of accumulated depreciation of $347 and $953, respectively	383	1,059
Satellite system under construction	—	544,514
Investments – available-for-sale securities	—	29,214
Investments – trading securities	—	34,210
Debt issuance costs – net of accumulated amortization of $24,225	—	5,333
Investment in DBSD	23,650	—
Other	253	5,522

Total	$30,308	$663,964

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY IN ASSETS
Current liabilities:
Accounts payable	$1,174	$556
Accrued satellite system construction payable	—	8,973
Accrued expenses	19,233	21,503
Deferred satellite performance incentives	—	1,680
Payable to affiliates	1,292	—
Accrued interest	22,657	39,171
Working capital facility	—	43,722
Convertible debt – net of discount of $5,824	—	700,488
Current portion of capital lease obligations	18,385	15,624

Total current liabilities	62,741	831,717
Capital lease obligations, less current portion	—	1,296
Income tax	13,172	11,058
Deferred satellite performance incentives	—	9,204
Other	—	3,200

Total liabilities	75,913	856,475

Commitments and contingencies (Note 9)

Stockholders’ deficiency in assets:
Preferred stock, $.01 par value, 75,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.01 par value, 900,000,000 shares authorized, 213,014,265 and 212,005,449 shares issued, and 154,876,313 and 154,006,103 shares outstanding	2,130	2,120
Class B convertible common stock, $.01 par value, 150,000,000 shares authorized, 84,663,382 shares issued and 53,660,000 shares outstanding	847	847
Additional paid-in capital	2,756,406	2,790,967
Treasury stock, 58,137,952 and 57,999,346 shares of Class A common stock and 31,003,382 shares of Class B convertible common stock	(877,648)	(877,545)
Accumulated other comprehensive income (loss)	(7,223)	6,695
Deficit accumulated during the development stage	(1,920,117)	(2,115,595)

Total stockholders’ deficiency in assets	(45,605)	(192,511)

Total	$30,308	$663,964

The accompanying notes are an integral part of these consolidated financial statements.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year ended December 31,			February 9, 2000 (inception) to December 31, 2009 (development stage period)
	2009	2008	2007
Operating expenses:
General and administrative	$38,803	$54,771	$43,651	$712,833
Research and development	1,644	5,080	7,738	83,792
Contract settlements	—	—	—	(74,955)
Impairment of property under construction	—	—	—	1,438,304
Loss on disposal of assets	—	17	—	11,117

Total operating expenses	40,447	59,868	51,389	2,171,091

Operating loss	(40,447)	(59,868)	(51,389)	(2,171,091)
Interest income	543	4,803	11,555	138,267
Interest expense	(36,795)	(41,065)	(36,047)	(267,605)
Gain on deconsolidation of DBSD	280,971	—	—	280,971
Other income (expense)	(7,286)	(4,175)	1,738	(5,998)

Income (loss) before income taxes	196,986	(100,305)	(74,143)	(2,025,456)
Income tax benefit (expense)	(1,508)	(2,872)	(1,175)	115,071

Net income (loss) before cumulative effect of change in accounting principle	195,478	(103,177)	(75,318)	(1,910,385)
Cumulative effect of change in accounting principle	—	—	—	(1,944)

Net income (loss)	$195,478	$(103,177)	$(75,318)	$(1,912,329)

Basic income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$0.94	$(0.51)	$(0.38)	$(9.76)
Cumulative effect of change in accounting principle	—	—	—	(0.01)

Basic income (loss) per share	$0.94	$(0.51)	$(0.38)	$(9.77)

Diluted income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$0.94	$(0.51)	$(0.38)	$(9.76)
Cumulative effect of change in accounting principle	—	—	—	(0.01)

Diluted income (loss) per share	$0.94	$(0.51)	$(0.38)	$(9.77)

Weighted average shares outstanding used to compute basic income (loss) per share	207,908,805	203,259,583	198,196,880	195,762,226
Weighted average shares outstanding used to compute diluted income (loss) per share	208,169,858	203,259,583	198,196,880	195,762,226

The accompanying notes are an integral part of these consolidated financial statements.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year ended December 31,			February 9, 2000 (inception) to December 31, 2009 (development stage period)
	2009	2008	2007
Net income (loss)	$195,478	$(103,177)	$(75,318)	$(1,912,329)
Other comprehensive gain (loss):
Unrealized gain on investments, net of $0 tax	—	—	18	—
Cumulative translation adjustments	(13,918)	2,602	(2,198)	(7,223)

Comprehensive income (loss)	$181,560	$(100,575)	$(77,498)	$(1,919,552)

The accompanying notes are an integral part of these consolidated financial statements.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

(In thousands, except share data)

	Year ended December 31,			February 9, 2000 (inception) to December 31, 2009 (development stage period)
	2009	2008	2007
Operating activities:
Net income (loss)	$195,478	$(103,177)	$(75,318)	$(1,912,329)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	5,072	8,463	6,449	46,519
Depreciation	268	521	268	4,520
Non-cash interest expense	7,374	17,957	14,533	54,638
Non-cash settlement of litigation matter	—	2,385	—	2,385
Gain on deconsolidation of DBSD	(280,971)	—	—	(280,971)
Unrealized foreign exchange (gains) losses	3,060	(3,211)	(130)	(5,423)
Losses on disposal of assets	—	17	—	11,117
Deferred income tax benefit	—	—	(103)	(103)
Impairment of property under construction	—	—	—	1,438,304
Gain on contract settlements	—	—	—	(74,955)
Gain on Nextel share-pledge derivative	—	—	—	(9,168)
Deferred tax credit	—	—	—	(121,928)
Realized losses on sale of investment securities	5,145	2,634	—	7,779
Unrealized (gains) losses on investment securities	(1,608)	12,297	—	11,378
Fair value adjustment for ARS Put Option	690	(5,132)	—	(4,442)
Amortization of capitalized gateway operator incentive	—	—	—	2,593
Cost of issuance of shares to distribution partners	—	—	—	37,440
Other	651	—	(860)	30,364
Changes in:
Prepaid expenses and other current/non-current assets	4,497	(6,968)	(976)	46,027
Accrued interest income	58	218	2,998	160
Accounts payable	2,779	(269)	204	2,389
Accrued interest payable	29,741	21,082	(27,196)	87,089
Other accrued expenses	1,306	2,620	3,153	67,127

Net cash used in operating activities	(26,460)	(50,563)	(76,978)	(559,490)

Investing activities:
Proceeds from launch insurance	—	—	—	225,000
Debtor in possession advance in relation to Old ICO	—	—	—	(275,000)
Acquisition of net assets of Old ICO	—	—	—	(117,590)
Cash received from Old ICO at acquisition	—	—	—	107,436
Restricted cash	—	825	—	(5,074)
Purchases of satellite system under construction	(4,059)	(64,706)	(45,465)	(414,618)
Purchases of property under construction	—	—	—	(497,890)
Purchases of property in service	(14)	(386)	(1,116)	(3,548)
Investments in unconsolidated subsidiaries	(3,848)	—	—	(6,221)
Payments to affiliates	(289)	—	—	(289)
Purchases of other assets	—	—	—	(14,000)
Purchases of investment securities	—	(126,850)	(546,602)	(4,404,343)
Maturities and sales of investment securities	12,505	57,375	607,657	4,332,756
Maturities and sales of restricted investments	—	—	46,270	94,305
Purchases of restricted investments	—	—	(50)	(94,283)
Proceeds from contract amendments	—	—	—	44,434
Proceeds from sale of assets	—	—	—	12,106

Net cash provided by (used in) investing activities	4,295	(133,742)	60,694	(1,016,819)

(continued)

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows (Continued)

(In thousands, except share data)

	Year ended December 31,			February 9, 2000 (inception) to December 31, 2009 (development stage period)
	2009	2008	2007
Financing activities:
Proceeds from issuance of common stock	—	27,435	—	625,353
Proceeds from exercise of stock options	—	—	139	139
Proceeds from issuance of convertible notes	—	—	—	650,000
Convertible notes debt issuance costs	—	—	—	(29,558)
Proceeds from working capital facility	—	40,000	—	40,000
Working capital facility debt issuance costs	—	(2,461)	—	(2,461)
Proceeds from sale of subsidiary stock and stock options	—	—	—	9,920
Payment of withholding taxes from stock awards	(101)	(159)	—	(937)
Advances from affiliates	—	—	—	324,395
Repayment of advances from affiliates	—	—	—	(324,395)
Repayment of note payable to Eagle River Investments, LLC	—	—	—	(37,500)
Repayment of operator financing	—	—	—	(5,727)
Proceeds from pledge of Nextel shares	—	—	—	351,600
Net proceeds from loan from Teledesic LLC	—	—	—	20,000
Acquisition of ICO shares from minority interest stockholder	—	—	—	(30,868)

Net cash provided by (used in) financing activities	(101)	64,815	139	1,589,961

Effect of foreign exchange rate changes on cash	(2,012)	2,094	(257)	(8,669)

Net increase (decrease) in cash and cash equivalents	(24,278)	(117,396)	(16,402)	4,983
Cash and cash equivalents—beginning of period	29,261	146,657	163,059	—

Cash and cash equivalents—end of period	$4,983	$29,261	$146,657	$4,983

Supplemental disclosures:
Income taxes paid	$1	$405	$38	$7,871
Interest paid	339	207	48,750	150,948
Capitalized interest	1,054	43,161	33,074	98,504
Supplemental disclosure of non-cash activities:
Issuance of Class A common shares in respect of investment in Ellipso, Inc.	—	—	—	6,863
Issuance of Class B common shares in respect of investment in Ellipso, Inc.	—	—	—	74
Issuance of Class A common shares in respect of investment in Constellation Communications Holdings, Inc.	—	—	—	904
Issuance of Class A common shares for settlement of litigation matter	—	2,385	—	2,385
Issuance of Class A common shares for advisory services	500	500	500	2,028
Issuance of Class A common shares for stock-based compensation	219	590	—	3,827
Payment in form of ARS as compensation for advisory services	500	—	—	500
Increase (decrease) in accrued satellite system construction payable, net of liquidated damages	(8,973)	(94)	9,024	—
Equipment acquired in capital lease agreements	—	—	—	42,096
Issuance of warrants for the repayment of debt	—	—	—	4,950
Interest payment on convertible debt in the form of additional notes	29,964	56,312	—	86,276
Investment in DBSD upon deconsolidation	23,650	—	—	23,650
Increase in payables to affiliates	1,582	—	—	1,582
The following securities of ICO arose from the acquisition of Old ICO’s net assets:
93,700,041 Class A common shares and options to acquire Class A common shares issued	—	—	—	679,873
31,003,382 Class B common shares issued	—	—	—	275,000
1,600,000 Class A common shares issued to distribution partners	—	—	—	16,720
200,000 Class A common shares committed to distribution partners	—	—	—	2,090
50,000,000 warrants issued to acquire Class A common shares	—	—	—	180,000

(concluded)

The accompanying notes are an integral part of these consolidated financial statements.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency in Assets)

(In thousands, except share data)

	Common stock			Additional paid-in capital	Treasury stock	Deferred stock-based compensation	Accumulated other comprehensive income (loss)	Deficit accumulated during the development stage	Total stockholders’ equity (deficiency in assets)
	Class A shares	Class B shares	Amount
Balance at inception, February 9, 2000	—	—	$—	$—	$—	$—	$—	$—	$—
Issuance of Class B common stock for shares of Nextel Communications, Inc.	—	36,345,786	363	401,152	—	—	—	—	401,515
Deferred tax liability associated with Nextel Communications, Inc. share contribution	—	—	—	(124,420)	—	—	—	—	(124,420)
Initial issuance of Class A common stock for cash	222	—	1	—	—	—	—	—	1
Issuance of securities to acquire assets of Old ICO:
Issuance of Class A common stock	160,000,040	—	1,600	1,372,813	—	—	—	—	1,374,413
Issuance of Class B common stock	—	31,003,382	310	274,690	—	—	—	—	275,000
Issuance of Class A common stock to distribution partners	1,550,000	—	16	16,181	—	—	—	—	16,197
Issuance of warrants	—	—	—	180,000	—	—	—	—	180,000
Issuance of Class A common stock and options	24,920,353	—	249	267,712	—	—	—	—	267,961
Issuance of Class B common stock and options	—	19,454,214	195	208,990	—	—	—	—	209,185
Cost of issuance of common stock	—	—	—	(3,211)	—	—	—	—	(3,211)
Stock-based compensation	69,750	—	1	749	—	—	—	—	750
Other compensation	—	—	—	18,436	—	—	—	—	18,436
Other comprehensive loss	—	—	—	—	—	—	(26,326)	—	(26,326)
Net loss	—	—	—	—	—	—	—	(118,794)	(118,794)
Treasury stock	(57,968,892)	(31,003,382)	—	—	(877,489)	—	—	—	(877,489)

Balance, December 31, 2000	128,571,473	55,800,000	2,735	2,613,092	(877,489)	—	(26,326)	(118,794)	1,593,218
Issuance of Class A common stock and options to acquire Ellipso Class A common stock	492,611	—	5	3,833	—	—	—	—	3,838
Issuance of securities to acquire assets of Old ICO:
Issuance of Class A common stock to Old ICO creditors	700,000	—	7	5,453	—	—	—	—	5,460
Issuance of Class A common stock to distributors and gateway operators	6,750,000	—	68	52,715	—	—	—	—	52,783
Issuance of Class A common stock	138,218	—	1	1,507	—	—	—	—	1,508
Cost of issuance of common stock	—	—	—	(176)	—	—	—	—	(176)
Other comprehensive loss	—	—	—	—	—	—	(8,036)	—	(8,036)
Net loss	—	—	—	—	—	—	—	(225,900)	(225,900)

Balance, December 31, 2001	136,652,302	55,800,000	$2,816	$2,676,424	$(877,489)	$—	$(34,362)	$(344,694)	$1,422,695

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

(continued)

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency in Assets) (Continued)

(In thousands, except share data)

	Common stock			Additional paid-in capital	Treasury stock	Deferred stock-based compensation	Accumulated other comprehensive income (loss)	Deficit accumulated during the development stage	Total stockholders’ equity (deficiency in assets)
	Class A shares	Class B shares	Amount
Balance, December 31, 2007	145,379,431	53,660,000	$2,880	$2,752,269	$(877,489)	$—	$4,093	$(2,012,418)	$(130,665)
Issuance of Class A common stock under securities purchase agreements	7,574,416	—	76	27,360	—	—	—	—	27,436
Issuance of Class A common stock for advisory services	232,710	—	2	498	—	—	—	—	500
Issuance of Class A common stock for settlement of litigation matter	750,000	—	8	2,377	—	—	—	—	2,385
Class A shares withheld at vesting to cover income tax withholding obligations	(17,516)	—	—	—	(56)	—	—	—	(56)
Stock-based compensation and issuance of restricted stock, net of forfeitures	87,062	—	1	8,463	—	—	—	—	8,464
Other comprehensive income	—	—	—	—	—	—	2,602	—	2,602
Net loss	—	—	—	—	—	—	—	(103,177)	(103,177)

Balance, December 31, 2008	154,006,103	53,660,000	$2,967	$2,790,967	$(877,545)	$—	$6,695	$(2,115,595)	$(192,511)
Issuance of Class A common stock for advisory services	1,008,816	—	10	490	—	—	—	—	500
Class A shares withheld at vesting to cover income tax withholding obligations	(123,847)	—	—	—	(103)	—	—	—	(103)
Stock-based compensation and issuance of restricted stock, net of forfeitures	(14,759)	—	—	5,072	—	—	—	—	5,072
Deconsolidation of DBSD	—	—	—	(40,123)	—	—	(12,640)	—	(52,763)
Other comprehensive loss	—	—	—	—	—	—	(1,278)	—	(1,278)
Net income	—	—	—	—	—	—	—	195,478	195,478

Balance, December 31, 2009	154,876,313	53,660,000	$2,977	$2,756,406	$(877,648)	$—	$(7,223)	$(1,920,117)	$(45,605)

(concluded)

The accompanying notes are an integral part of these consolidated financial statements.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

1. Organization and Business

Overview—ICO Global Communications (Holdings) Limited (“ICO Global”) is a development stage next-generation mobile satellite service (“MSS”) operator. ICO Global was incorporated in the State of Delaware in 2000 to purchase the assets and assume certain liabilities of ICO Global Communications (Holdings) Limited (“Old ICO”), a Bermuda corporation, on its emergence from Chapter 11 bankruptcy. Effective November 28, 2001, ICO Global merged with ICO Global Limited, a holding company which was formed on February 9, 2000. ICO Global and ICO Global Limited were under the common control of Eagle River Investments, LLC (“Eagle River Investments”) and its affiliates prior to their merger. Eagle River Investments subsequently assigned its shares of the Company’s stock to its affiliate, Eagle River Satellite Holdings, LLC (“ERSH”). As of December 31, 2009, ERSH remains ICO Global’s controlling stockholder with an economic interest of approximately 31.9% and a voting interest of approximately 67.4%. Accounting principles generally accepted in the United States of America (“GAAP”) require the merger of entities under common control to be accounted for in a manner similar to pooling-of-interests accounting. The assets, liabilities and stockholders’ deficiency in assets for ICO Global Limited and ICO Global were recorded at historical cost as of the effective date of the transaction. The consolidated financial statements include the accounts of ICO Global, a development stage enterprise, and its subsidiaries (collectively referred to as “Company”). As discussed below, effective May 15, 2009 the Company’s majority owned subsidiary, DBSD North America, Inc. (formerly ICO North America, Inc.), along with its subsidiaries (collectively referred to as “DBSD”), filed a voluntary petition for bankruptcy and has been deconsolidated for financial accounting and reporting purposes. The consolidated statements of operations, of comprehensive income (loss), of cash flows and of changes in stockholders’ equity (deficiency in assets) present the activity for ICO Global Limited and ICO Global from February 9, 2000, the date of inception of ICO Global Limited, through December 31, 2009.

The Company has successfully launched one medium earth orbit (“MEO”) satellite (“F2”) and has ten additional MEO satellites in various stages of completion. Following the purchase of assets and assumption of certain liabilities of Old ICO, the Company established a new management team who oversaw the construction of the MEO satellites and ground systems and developed the technical plan for the MEO satellite system. Following one launch failure in March 2000, as well as disagreements with the manufacturer and launch manager of the MEO satellite system, and the litigation related to these disputes as outlined in Note 9, the Company has not advanced the development of its MEO satellites since 2004. Prior to the cessation of its MEO development activities, the Company had invested approximately $2.6 billion into its MEO satellite system. The Company is exploring ways to capitalize on the significant investment it has already made in its MEO system, and continues to defend its spectrum assignments and claims. The Company has taken numerous steps to explore business opportunities for F2 and for deployment of a constellation of MEO satellites. The Company has conducted extensive research and analysis on services that can be provided by F2, including low-bit rate “store and send” capabilities for remote operations, real time voice and data connectivity and the potential future capability to support any number of voice, data, Internet and video services worldwide if a MEO constellation is deployed. The cost of completing the development of the MEO satellite system in connection with such a business plan is uncertain at this time. It is unclear when, or if, the Company will be able to generate sufficient cash from operations to cover its ongoing expenses and fund capital expenditures, and there is a risk that the Company will not be able to obtain the additional funding required to pursue a MEO satellite system or any business plan requiring a MEO satellite system.

DBSD is developing an advanced next-generation hybrid mobile satellite service/ancillary terrestrial component system (“MSS/ATC System”) combining both satellite and terrestrial communications capabilities. The DBSD MSS/ATC System will allow DBSD to provide wireless voice, video, data and/or Internet service throughout the United States on mobile and portable devices. DBSD is currently in the process of demonstrating the operational status of its MSS/ATC System on a trial basis.

DBSD Chapter 11 Filing—On May 15, 2009, ICO Global, DBSD, and certain holders of DBSD’s $650 million aggregate principal amount of convertible notes due in August 2009 (“2009 Notes”) executed a Support Agreement (“Support Agreement”) in connection with restructuring of the DBSD 2009 Notes and restructuring of the DBSD $40 million working capital facility due in May 2009 (“2009 Credit Facility”). The Support Agreement required DBSD, among other things, to file for Chapter 11 of Title 11 of the United States Bankruptcy Code by May 15, 2009. As a result, on May 15, 2009, DBSD filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code (“Chapter 11 cases”) in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”).

In order to exit the Chapter 11 cases successfully, DBSD is required to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization or liquidation that satisfies the requirements of the Bankruptcy Code. On May 30, 2009, DBSD filed its proposed joint plan of reorganization pursuant to Chapter 11 of the Bankruptcy Code (as amended and modified by subsequent filings, the “Plan of Reorganization”) and corresponding disclosure statement (as amended and modified by subsequent filings, the “Disclosure Statement”). The primary purpose of the Plan of Reorganization is to effect the restructuring and substantial de-leveraging of DBSD’s capital structure to bring it into alignment with its future operating prospects and to provide DBSD with greater working capital. Under the Plan of Reorganization, holders of the DBSD 2009 Notes would receive shares of common stock of DBSD representing approximately 95% of its outstanding equity and ICO Global would receive shares of common stock of DBSD representing approximately 5% of its outstanding equity. In addition, ICO Global would receive warrants to purchase at $0.01 per share up to an additional 10% of the equity of DBSD which shall be exercisable upon certain future valuation events. ICO Global does not currently have control or significant influence over the operating decisions of DBSD, and is not expected to regain control or significant influence over DBSD under the Plan of Reorganization. On July 27, 2009, the Bankruptcy Court entered an order approving the Disclosure Statement and the solicitation procedures. DBSD presented their case for confirmation of the Plan of Reorganization at a hearing on September 22, 2009 through September 25, 2009. On October 26, 2009, the Bankruptcy Court issued a decision ruling in favor of confirmation of the Plan of Reorganization, and the Bankruptcy Court entered its order on November 23, 2009. The U.S. Federal Communications Commission (“FCC”) must approve the transfer of DBSD licenses to the reorganized DBSD under the Plan of Reorganization, and if it does not do so, the Plan of Reorganization cannot be implemented in its current form. On December 16, 2009, the Bankruptcy Court authorized DBSD to secure debtor-in-possession (“DIP”) financing in the amount of $25 million to fund their operations while they await FCC approval of the license transfers.

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

2. Development Stage Enterprise and Liquidity Issues

The Company is a development stage enterprise as defined in ASC 915, Development Stage Entities (“ASC 915”) (formerly SFAS No. 7, Accounting and Reporting by Development Stage Enterprises), and will continue to be so until it commences commercial operations. The development stage is from February 9, 2000 (inception) through December 31, 2009. As described in Note 1, the Company continues to explore the development of a business plan outside of the United States and Canada which would use its MEO physical and regulatory assets. The Company is not currently generating revenue from operations and may be unable to obtain funding necessary to fund its future working capital requirements or achieve positive cash flow from operations. Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations, are dependent upon future events, including obtaining adequate financing to fulfill its development activities, obtaining regulatory approval, and achieving a level of sales adequate to support the Company’s cost structure. As of December 31, 2009, the Company had a working capital deficit (current liabilities exceeded current assets) of approximately $56.7 million. This deficit is primarily due to MEO gateway obligations of $58.5 million (see Note 6), which are classified as current liabilities due to their contractual commitments. The Company does not anticipate these gateway obligations to require significant cash payments during the next twelve months; however, the counterparties could assert payment for these obligations.

On March 9, 2010, the Company completed its previously announced $30 million rights offering (“Rights Offering”), under which a total of approximately 42.9 million subscription receipts were subscribed for by right holders. The Company received proceeds of approximately $30 million from the Rights Offering, which are currently expected to be utilized to fund its working capital needs for at least the next twelve months. The Company may also use a portion of the proceeds to acquire or invest in complementary businesses, products and technologies, as well as for capital expenditures. Refer to Note 15 for additional details pertaining to the Rights Offering.

In the event that DBSD does not emerge from bankruptcy or the Company is forced to realize its assets by divestment, there is no assurance that the carrying value of the assets could be recovered.

3. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation—The consolidated financial statements of the Company include its results of operations for the years ended December 31, 2009, 2008 and 2007, and the development stage period from February 9, 2000 (inception) to December 31, 2009. These consolidated financial statements include all of the assets, liabilities and results of operations of the Company and its subsidiaries, excluding the assets, liabilities and results of operations of DBSD subsequent to the deconsolidation of DBSD effective May 15, 2009 (see Note 5). All intercompany transactions and balances have been eliminated in consolidation. All information in these financial statements is in U.S. dollars. These financial statements have been prepared in accordance with GAAP.

Segment Information—The Company operates in and reports on one segment (satellite telecommunications) based upon the provisions of ASC 280, Segment Reporting (formerly SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information).

Risks and Uncertainties—The Company is subject to the risks and challenges of a company in the development stage, including dependence on key individuals, successful development and marketing of products and services, competition from substitute products and services, having adequate access to funding during the development stage, and larger companies with greater financial, technical and marketing resources.

Use of Estimates—The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of December 31, 2009, significant estimates were used when accounting for the Company’s investment in DBSD, income taxes, contingencies, stock-based compensation awards and foreign currency transactions. As of December 31, 2008, significant estimates were used when accounting for income taxes, contingencies, asset useful lives, valuations of auction rate securities (“ARS”) and stock-based compensation awards, among others. Actual results could differ from those estimates. Estimates are evaluated on an ongoing basis.

Cash and Cash Equivalents—Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities from the date of purchase of 90 days or less. Effective May 15, 2009, DBSD was deconsolidated and its cash and cash equivalents are not included in the Company’s consolidated balance sheet at December 31, 2009. Cash and cash equivalents are comprised of the following (in thousands):

	December 31,
	2009	2008
Cash	$902	$2,334
Money market funds	4,081	26,927

	$4,983	$29,261

Investments (Available-for-Sale and Trading Securities)—Effective May 15, 2009, DBSD has been deconsolidated and investments in available-for-sale and trading securities held by DBSD are not included in the Company’s consolidated balance sheet at December 31, 2009. As of December 31, 2008, the Company’s short-term and long-term investments were held in ARS and classified as trading or available-for-sale. Trading securities are recorded at fair value with unrealized holdings gains and losses included in net income (loss) in the accompanying consolidated statements of operations. Available-for-sale securities are recorded at fair value, and any unrealized holding gains or losses are recorded, net of tax, in stockholders’ deficiency in assets as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. The Company’s investments are measured using quoted prices in active markets, or valued based on other observable and unobservable inputs within the hierarchy established in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) (formerly SFAS No. 157, Fair Value Measurements), which the Company adopted on January 1, 2008. Unrealized losses on available-for-sale securities are charged against net income (loss) when the fair value is below the cost basis and the decline is determined to be other-than-temporary. Management reviews several factors to determine whether a loss is other-than-temporary, including the length of time a security is in an unrealized loss position, the extent to which fair value is less than amortized cost, the impact of changing interest rates in the short and long term, the financial condition and near-term prospects of the issuer, and the Company’s ability and intent to hold the security until maturity or for a period of time sufficient to allow for any anticipated recovery in fair value. Realized gains and losses are accounted for using the specific identification method. Purchases and sales are recorded on a trade date basis. The Company does not currently hold any derivative financial instruments.

Prepaid Expenses and Other Current Assets—As of December 31, 2009, prepaid expenses and other current assets consist primarily of prepayments related to director and officer’s insurance as well as prepaid rent and security deposits associated with certain of the Company’s leased facilities. As of December 31, 2008, prepaid expenses and other current assets consisted primarily of payments made for satellite in-orbit insurance and debt issuance costs incurred in connection with issuance of the DBSD 2009 Credit Facility.

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

Satellite System Under Construction—Effective May 15, 2009, DBSD has been deconsolidated and costs associated with its satellite system under construction are not included in the Company’s consolidated balance sheet at December 31, 2009. As of December 31, 2008, satellite system under construction included third-party construction and engineering costs incurred in the design, manufacture, test and launch of the DBSD MSS/ATC System, satellite launch insurance costs, performance incentives expected to be paid to the satellite manufacturer, costs incurred for the procurement of equipment and technology for use in the DBSD ICO Mobile Interactive Media (“ICO mimTM”) service and capitalized interest associated with the construction of the DBSD MSS/ATC System and ICO mim service. Interest capitalized to satellite system under construction for the years ended December 31, 2009, 2008 and 2007 was $1.1 million, $43.2 million and $33.1 million, respectively.

Other Assets—As of December 31, 2009, other assets consist primarily of long-term security deposits associated with the Company’s leased facilities. As of December 31, 2008, other assets consisted primarily of a put option associated with a settlement agreement with UBS Financial Services, Inc. (“UBS”) whereby UBS agreed to purchase certain ARS it sold to DBSD (“ARS Put Option”). Effective May 15, 2009, DBSD was deconsolidated and its ARS Put Option is not included in the Company’s consolidated balance sheet at December 31 2009.

Impairment of Long-Lived Assets—Pursuant to ASC topic 360, Property, Plant and Equipment (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), the carrying values of long-lived assets are reviewed whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Management considers whether specific events have occurred in determining whether long-lived assets are impaired at each balance sheet date or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The determination of whether impairment exists is based on any excess of the carrying value over the expected future cash flows. Any resulting impairment charge is measured based on the difference between the carrying value of the asset and its fair value, as estimated using undiscounted future cash flows expected to be generated by the assets. No impairment of long-lived assets was determined as a result of the Company’s analyses as of December 31, 2009 and 2008.

Debt Issuance Costs—Effective May 15, 2009, DBSD has been deconsolidated and its debt issuance costs are not included in the Company’s consolidated balance sheet at December 31, 2009. As of December 31, 2008, costs incurred in connection with the issuance of the DBSD 2009 Credit Facility and DBSD 2009 Notes were capitalized and included in prepaid expenses and other current assets and debt issuance costs in the Company’s consolidated balance sheet. Debt issuance costs associated with the DBSD 2009 Credit Facility were being amortized using the effective interest method from April 2008 through maturity in May 2009. Debt issuance costs associated with the DBSD 2009 Notes were being amortized using the effective interest method from issuance in August 2005 through maturity in August 2009. Amortization of debt issuance costs is included in interest expense in the Company’s consolidated statements of operations. Amortization of debt issuance costs for the years ended December 31, 2009, 2008 and 2007 was $4.0 million, $9.6 million and $7.2 million, respectively.

Investment in DBSD—Under ASC 810, consolidation of a majority-owned subsidiary is precluded when control, either directly or indirectly does not rest with the majority voting interest of an entity. Bankruptcy represents a condition which can preclude consolidation or equity method accounting as control rests with the Bankruptcy Court, rather than the majority owner. As described in Note 1, DBSD filed for bankruptcy protection on May 15, 2009. Accordingly, the Company deconsolidated DBSD as of that date, which eliminates the results of DBSD’s operations from the Company’s operations beginning May 15, 2009. As the Company is not expected to maintain its majority ownership interest in DBSD under the Plan of Reorganization, nor will the Company regain significant influence or control of DBSD under the Plan of Reorganization, the Company is accounting for its remaining investment in DBSD as a cost method investment. As of December 31, 2009, the carrying value of the Company’s investment in DBSD is $23.7 million, equal to the fair value of the Company’s retained investment in DBSD as of May 15, 2009. As of December 31, 2009, the fair value of the Company’s cost method investment in DBSD was determined to be approximately $33 million based on the guidance in ASC 820. The Company evaluates its cost method investment in DBSD for impairment on a quarterly basis. See Note 5 for further discussion regarding the deconsolidation of DBSD, including calculation of the resulting gain upon deconsolidation.

Deferred Satellite Performance Incentives—Effective May 15, 2009, DBSD has been deconsolidated and its deferred satellite performance incentives are not included in the Company’s consolidated balance sheet at December 31, 2009. As of December 31, 2008, the Company had accrued $10.9 million related to its deferred satellite performance incentives, of which $1.7 million has been classified as current and $9.2 million has been classified as long-term. DBSD has certain contracts with its satellite manufacturer that may require DBSD to make future in-orbit performance incentive payments over the design life of its GEO satellite (“DBSD G1”). These satellite performance incentives are payable in future periods ranging from one to 15 years dependent on the continued satisfactory performance of DBSD G1. Prior to the deconsolidation of DBSD on May 15, 2009, the Company recorded the net present value of these expected future payments as a liability and capitalized these incentive payments as a component of the cost of the satellite.

Fair Value of Financial Instruments—As of December 31, 2009, the Company’s financial instruments include its cash and cash equivalents, investment in DBSD, accounts payable and certain other assets and accrued liabilities. The Company determines the fair value of its financial instruments based on the hierarchy established by ASC 820. Refer to Note 5 for a discussion regarding the fair value of the Company’s investment in DBSD. The carrying amounts of the Company’s other financial instruments are reasonable estimates of their fair values because they are equivalent to cash or due to their short-term nature. As of December 31, 2008, the fair value of the Company’s available-for-sale securities, trading securities and ARS Put Option was determined using Level 3 inputs. The fair value of the DBSD 2009 Notes and DBSD 2009 Credit Facility, for the purpose of disclosure, was determined using Level 3 inputs. The carrying amounts of all other financial instruments are reasonable estimates of their fair values because they are equivalent to cash or due to their short-term nature.

Accumulated Other Comprehensive Income (Loss)—As of December 31, 2009 and 2008, the Company’s accumulated other comprehensive income (loss) consisted of cumulative translation adjustments of $(7.2) million and $6.7 million, respectively.

Revenue Recognition—The Company is a development stage enterprise and does not currently have any revenue from operations.

Research and Development Costs—Research and development costs, consisting of third-party engineering, consulting and development costs incurred through May 15, 2009 associated with technology being considered for use in the DBSD MSS/ATC System and ICO mim service, as well as costs associated with an evaluation of the usability of the Company’s MEO satellite system, are expensed as incurred. The Company reviews each of its research and development projects to determine if technological feasibility has been achieved, at which point, future development costs associated with that project are capitalized.

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

Share-Based Payment —The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”) (formerly SFAS No. 123 (revised 2004), Share-Based Payment). ASC 718 requires measurement of all share-based payment awards based on the estimated fair value on the date of grant and the recognition of compensation cost over the requisite service period for awards expected to vest.

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

Foreign Currency Translation and Foreign Currency Transactions— The reporting currency for the Company’s operations is U.S. dollars. The Company translates the activities of its subsidiaries with functional currencies other than the U.S. dollar during the period at the average exchange rate prevailing during the period. Assets and liabilities denominated in foreign currencies are translated at the exchange rates prevailing at the balance sheet date. Translation adjustments resulting from these processes are recognized as a component of accumulated other comprehensive income (loss). The Company recognizes applicable cumulative translation adjustments as a component of operating income (loss) in the period in which a subsidiary is substantially liquidated. For the years ended December 31, 2009 and 2008, there were no gains or losses resulting from the liquidation of subsidiaries. For the year ended December 31, 2007, the Company recognized a gain of $860,000 upon the liquidation of a subsidiary.

Gains and losses on foreign currency transactions are recognized as a component of other income (expense) in the consolidated statements of operations in the period in which they occur. For the years ended December 31, 2009, 2008 and 2007, gains (losses) on intercompany foreign currency transactions of $9.7 million, $(16.4) million and $3.0 million, respectively, have been excluded from net income (loss) and reported as a component of accumulated other comprehensive income (loss) due to their long-term investment nature.

Income Taxes—The Company accounts for income taxes using the asset and liability method under ASC 740, Income Taxes (“ASC 740”) (formerly SFAS No. 109, Accounting for Income Taxes). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded when it is more likely than not that the assets will not be realized. The Company’s policy is to recognize interest and/or penalties related to unrecognized tax benefits as income tax expense. The Company accounts for its uncertain tax positions in accordance with ASC 740 (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109).

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

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except share and per share data):

	Year ended December 31,
	2009	2008	2007
Net income (loss)	$195,478	$(103,177)	$(75,318)

Weighted average common shares outstanding	208,169,858	203,817,433	198,383,291
Less: weighted average unvested restricted stock awards	(261,053)	(557,850)	(186,411)

Shares used for computation of basic income (loss) per share(1)	207,908,805	203,259,583	198,196,880
Add back: weighted average unvested restricted stock awards	261,053	—	—

Shares used for computation of diluted income (loss) per share(1)	208,169,858	203,259,583	198,196,880

Basic income (loss) per share	$0.94	$(0.51)	$(0.38)

Diluted income (loss) per share	$0.94	$(0.51)	$(0.38)

(1)	The effect of certain stock options and warrants was anti-dilutive, and they were not included in the calculation of diluted loss per share. Anti-dilutive options and warrants totaled 17,149,558, 18,033,183 and 15,744,433 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

In December 2007, the FASB issued ASC 810 which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. ASC 810 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows. However, the application of this statement in connection with the bankruptcy of DBSD did have a material impact on the Company’s financial position, results of operations, and disclosures as described in Note 5.

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

In April 2009, the FASB issued ASC 320, Investments—Debt and Equity Securities (“ASC 320”) (formerly FSP FAS 115-2 and FSP FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). ASC 320 amends other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations, cash flows or disclosures.

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

In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles (“ASC 105”) (formerly SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. ASC 105 explicitly recognizes rules and interpretive releases of the U.S. Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. ASC 105 became effective for the Company in the third quarter of 2009 and the Company has disclosed applicable accounting guidance according to the new codification system.

4. Available-for-Sale and Trading Securities

As of December 31, 2008, DBSD held ARS with a par value of approximately $81.5 million and fair value of $69.4 million. DBSD’s ARS are reflected at their estimated fair value in the Company’s consolidated balance sheet as of December 31, 2008. As of December 31, 2008, approximately $35.2 million of these ARS are classified as available-for-sale securities and $34.2 million are classified as trading securities, respectively. As of May 15, 2009, DBSD was deconsolidated and available-for-sale and trading securities held by DBSD are not included in the Company’s consolidated balance sheet at December 31, 2009.

The following table summarizes the change in fair value of ARS and the ARS Put Option, measured at fair value on a recurring basis using significant Level 3 unobservable inputs based on the hierarchy established by ASC 820, for the year ended December 31, 2009 (in thousands):

	ARS	ARS Put Option
Fair value, January 1, 2009	$69,385	$5,132
Purchases, issuances and settlements, net	(6,495)	—
Unrealized losses included in net income	(2,382)	(691)
Realized losses included in net income	(1,155)	—
Interest accretion on other-than-temporary impairment	42	—
Transfers out of Level 3 due to changes in observability of significant inputs	(6,510)	—
Transfers out of Level 3 upon deconsolidation of DBSD	(52,885)	(4,441)

Fair value, December 31, 2009	$—	$—

For the year ended December 31, 2009, the Company recognized realized and unrealized losses related to its ARS of $4.2 million. Realized and unrealized gains and losses are reflected as other income (expense) on the Company’s consolidated statements of operations.

5. Deconsolidation of DBSD

On May 15, 2009, ICO Global, DBSD and certain of DBSD’s noteholders executed the Support Agreement in connection with the restructuring of the DBSD 2009 Notes and DBSD 2009 Credit Facility. The Support Agreement required that DBSD file for protection under Chapter 11 of the U.S. Bankruptcy code by May 15, 2009. As a result, on May 15, 2009, DBSD filed for bankruptcy protection with the Bankruptcy Court. As described in Note 1, due to the Company’s loss of control of DBSD as a result of the Chapter 11 cases, the Company has deconsolidated DBSD as of May 15, 2009, which eliminates the results of DBSD’s operations from the Company’s operations beginning May 15, 2009.

In accordance with ASC 810, the Company recognized a gain of $281.4 million upon the deconsolidation of DBSD, which has been recorded as a gain on deconsolidation of DBSD on the Company’s consolidated statement of operations. This gain was determined based upon the fair value of the Company’s retained investment in DBSD as of May 15, 2009 ($23.7 million) as described below, less the carrying value of DBSD’s net assets as of May 15, 2009 (net deficit of $257.7 million). During the period from May 15, 2009 to December 31, 2009, the Company reduced its gain on deconsolidation of DBSD by $474,000 as a result of reimbursements due to DBSD for their respective share of stock awards that ultimately failed to vest.

The Company determined the estimated fair value of DBSD using several valuation methods, including a market comparable analysis, a spectrum transaction analysis and a discounted cash flow model. The valuation methodologies utilized were based on both observable and unobservable inputs within the hierarchy established in ASC 820, and included certain publicly available financial and other information regarding DBSD and similar companies in the MSS industry as well as DBSD’s projected future cash flows. The market comparable analysis and spectrum analysis were based largely on Level 2 observable inputs, whereas the discounted cash flow analysis relied primarily on Level 3 unobservable inputs. The market comparable analysis was based on enterprise values of publicly traded companies that have assets, operating, and financial characteristics similar to DBSD. This analysis evaluated publicly traded companies in the MSS industry and compared them to DBSD based upon industry benchmarks. The spectrum transaction analysis was based upon the value of relevant spectrum auctions and transactions and evaluated the range of transaction prices/MHz POP paid in recent spectrum auctions and transactions. The discounted cash flow analysis approach discounts the expected future cash flows by a discount rate determined by calculating the average cost of debt and equity for publicly traded companies that are similar to DBSD. For purposes of the discounted cash flow analysis, the Company utilized

DBSD’s expected future cash flows for its ICO mim business plan. The Company also utilized certain assumptions that market participants would use in pricing this asset, including assumptions about risk. The Company then evaluated each of these approaches, selected the results of the market comparable approach and applied a lack of marketability discount to reflect the illiquidity of the equity position relative to the public market comparables from which the value was estimated. Reliance on the market comparable approach was largely based on significant similarities between DBSD and comparable companies in the MSS industry segment. Each of the companies are in the development stage, operate under similar business plans and face capital market challenges due to ongoing funding requirements in an extremely capital intensive business. The valuation and analysis resulted in an estimate of the fair value of the Company’s retained investment in DBSD, based on its approximate 5% expected ownership interest, of approximately $23.7 million as of the date of deconsolidation.

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

As of December 31, 2009, the carrying amount of the Company’s cost method investment in DBSD was $23.7 million and the fair value was approximately $33 million. The fair value of the Company’s investment in DBSD at December 31, 2009 was determined using assumptions consistent with the analysis used to determine the fair value as of May 15, 2009. The Company also evaluated its investment in DBSD for any impairment indicators that would have a significant adverse effect on its fair value, and no matters came to the Company’s attention that indicated an impairment of its investment in DBSD. The Company will continue to evaluate its cost method investment in DBSD for impairment on a quarterly basis.

6. Gateway Agreements and Contract Settlements

As part of the ground infrastructure for its MEO satellite system, the Company established gateway sites in eleven countries throughout the world. Prior to 2000, the Company entered into noncancellable agreements with certain vendors (“Gateway Operators”) that own and operate the Company’s gateway sites. All of the agreements provide for varying levels of support required to operate the gateway sites (“Gateway Operating Agreements”). Additionally, certain of the agreements require the repayment of certain up-front infrastructure costs incurred on the Company’s behalf (“Gateway Infrastructure Agreements”) that represent capital leases payable with initial interest rates ranging from 8.5% to 20%.

Over the past several years, the Company has significantly curtailed further construction on its MEO satellite system which has increased the likelihood that many of these gateway sites would not be utilized in a timely fashion in the contemplated MEO satellite system. As a result, eight of the ten Gateway Operators have terminated their agreements with the Company and discontinued providing the requisite level of services. Certain of the terminated agreements were settled in exchange for a nominal level of consideration, including cash and the transfer of certain gateway assets. Certain of the terminated agreements have not been settled and remain outstanding.

Subsequent to the date of termination, the Company has continued to accrue estimated late payment fees, if applicable, and the interest expense on the capital leases in effect pursuant to the Gateway Infrastructure Agreements. Upon reaching settlement with the Gateway Operator where the Gateway Operator’s claims are legally released, the Company has written off the liability, resulting in the recognition of a gain on contract settlement.

The following table sets forth a summary of the transactions with the Company’s various Gateway Operators (in thousands):

	Year ended December 31,
	2009	2008	2007
Total gateway liability, beginning of period	$49,966	$49,193	$45,591
Expense recognized under Gateway Operating Agreements	1,960	2,085	1,886
Interest expense related to Gateway Infrastructure Agreements	3,699	3,615	3,246
Payments made to Gateway Operators	(1,009)	(1,747)	(2,767)
Effect of changes in foreign currency exchange rates	3,849	(3,180)	1,237

Total gateway liability, end of period	$58,465	$49,966	$49,193

The following table summarizes the Company’s total gateway liability with its Gateway Operators and is included in the following line items on the consolidated balance sheets (in thousands):

	December 31,
	2009	2008
Accrued expenses	$17,423	$16,450
Accrued interest (current portion)	22,657	16,596
Current portion of capital lease obligations	18,385	15,624
Capital lease obligations, less current portion	—	1,296

	$58,465	$49,966

7. Working Capital Facility

On March 27, 2008, DBSD entered into a credit agreement with Jefferies & Company, Inc., among others, for a working capital facility of $40 million. The transaction closed on April 7, 2008 at which time the entire amount of the facility was drawn. The DBSD 2009 Credit Facility bore an initial interest at a rate of 12.5% per annum payable annually (plus 2% during an Event of Default) and matured on May 1, 2009.

On April 3, 2009 and April 30, 2009, DBSD entered into two forbearance agreements with the administrative agent and the holders of the DBSD 2009 Credit Facility (“2009 Credit Facility Forbearance Agreements”), pursuant to which the administrative agent and the holders of the DBSD 2009 Credit Facility agreed to forbear, through May 1, 2009 and May 15, 2009, respectively, from exercising certain rights and remedies against DBSD with respect to specified defaults under the DBSD 2009 Credit Facility arising from the failure of DBSD to produce audited financial statements without a going concern qualification and the failure of DBSD to repay the DBSD 2009 Credit Facility in full on the May 1, 2009 maturity date (“Payment Default”). In addition, the DBSD 2009 Credit Facility Forbearance Agreements provided for an aggregate fee of 2% of the outstanding principal under the DBSD 2009 Credit Facility and an increase of the interest rate to 16% per annum (after giving effect to the default rate) effective May 1, 2009. As of May 15, 2009, DBSD was deconsolidated and the DBSD 2009 Credit Facility is not included in the Company’s consolidated balance sheet at December 31, 2009.

8. Convertible Debt

In August 2005, DBSD completed the sale of $650 million aggregate principal amount of convertible notes to Qualified Institutional Buyers pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Rule 144A thereunder. The DBSD 2009 Notes matured in August 2009 and bore interest at a rate of 7.5% per year, payable semi-annually in arrears in cash on February 15 and August 15. Subject to certain exceptions, for the period from August 16, 2007 through August 15, 2009, DBSD had the option of paying accrued interest due with additional notes in lieu of cash at an increased interest rate of 8.5% per annum. DBSD elected to make its February 15, 2008, August 15, 2008 and February 15, 2009 interest payments of $27.6 million, $28.8 million and $30 million, respectively, in the form of additional notes. Therefore, the rate used to accrue interest on the outstanding DBSD 2009 Notes was adjusted to 8.5% per annum effective August 16, 2007.

On May 1, 2009, DBSD entered into a forbearance agreement dated as of April 30, 2009 (“Note Forbearance Agreement”) with the holders of a majority of the DBSD 2009 Notes (“Majority Note Holders”) and the trustee, among others, pursuant to which the Majority Note Holders agreed to, and to direct the trustee to, temporarily forbear from exercising rights and remedies against DBSD with respect to the Payment Default as discussed in Note 7. The Note Forbearance Agreement contained terms and conditions similar to the DBSD 2009 Credit Facility Forbearance Agreement entered into on April 30, 2009 as discussed in Note 7, as well as additional terms. As of May 15, 2009, DBSD was deconsolidated and the DBSD 2009 Notes are not included in the Company’s consolidated balance sheet at December 31, 2009.

9. Commitments and Contingencies

Satellite System Operating Commitments—The Company has an agreement with Intelsat, Ltd. (“Intelsat”) to provide satellite operational services to support the telemetry, tracking and control (“TT&C”) system of F2. Under this agreement, the Company is obligated to pay Intelsat a recurring, monthly fee associated with TT&C and other satellite support services. In addition to this agreement, the Company has commitments for operational services related to its MEO satellite system. As of December 31, 2009, the Company had satellite system operating commitments of approximately $2.3 million related to its MEO satellite system, all of which is payable in 2010.

Lease and Operating Commitments—The Company has entered into agreements with ten Gateway Operators that own and operate substantially all of the Company’s MEO gateway sites. Such agreements require the repayment of certain up-front capital asset costs incurred by each Gateway Operator in establishing the initial infrastructure for the gateway. The Company continues to have lease commitments under certain of these agreements (see Note 6).

The Company leases office space, a storage facility for its MEO satellites that are in various stages of development and certain equipment under noncancellable rental agreements accounted for as operating leases. In addition, DBSD has lease commitments for the terrestrial network sites that support the alpha trial of its ICO mim service, which have been included in the Company’s operating results up until deconsolidation of DBSD on May 15, 2009. Total rental expense under operating leases for the years ended December 31, 2009, 2008 and 2007 was approximately $767,000, $1.7 million and $1.0 million, respectively, and is included in general and administrative expenses in the Company’s consolidated statements of operations. Subsequent to the deconsolidation of DBSD on May 15, 2009, rental expense under operating leases is reflected net of related party expenses allocated between the Company and DBSD under a shared services arrangement.

As of December 31, 2009, future minimum payments under the Company’s lease agreements were as follows (in thousands):

	Gateway infrastructure agreements	Operating leases
2010	$26,922	$1,485
2011	—	1,006
2012	—	793
2013	—	68
2014	—	—

Total minimum payments	26,922	$3,352

Less amount representing interest	(8,537)

Present value of capital lease payments	18,385
Less: current portion of capital leases	(18,385)

Capital lease obligations, less current portion	$—

There were no assets recorded on the Company’s consolidated balance sheets that related to capital leases as of December 31, 2009 and 2008 due to the write down of assets in prior years associated with the Company’s Gateway Infrastructure Agreements.

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

On January 2, 2009, the court presiding over the case entered judgment on the verdict, including pre-judgment interest, in the amount of $631.1 million. On February 26, 2009, the Court denied most of Boeing/BSSI’s post-trial motions and granted one, and the judgment became final in the amount of $603.2 million. Beginning January 2, 2009, post-judgment interest will accrue on the full judgment amount at the rate of 10% per annum (simple interest), or approximately $60 million per year. The awards are subject to the risks of appeals and collection. Boeing and BSSI filed their notice of appeal on March 6, 2009, and the Company filed its notice of appeal on March 24, 2009. In May 2009, Boeing posted the full bond required to stay enforcement of the judgment, pending appeal, in the amount of approximately $904 million. Boeing and BSSI filed their appellate brief on October 26, 2009, and the Company’s appellate brief is currently due by March 22, 2010. Further reply briefing and oral argument will follow.

Through December 31, 2009, the Company has incurred approximately $19.8 million in pursuing this litigation and expects it will continue to incur additional costs through the ultimate resolution, which is uncertain.

In the opinion of management, except for those matters described above and in Note 6, to the extent so described, litigation, contingent liabilities and claims against the Company in the normal course of business are not expected to involve any judgments or settlements that would be materially adverse to the Company’s financial condition, results of operations or cash flows.

10. Stockholders’ Deficiency in Assets

Common Stock—The Company’s Restated Certificate of Incorporation authorizes two classes of common stock, Class A and Class B. The rights of the holders of shares of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Holders of shares of Class A common stock are entitled to one vote per share. Holders of shares of Class B common stock are entitled to ten votes per share. The Class B common stock is convertible at any time at the option of its holder into shares of Class A common stock. Each share of Class B common stock is convertible into one share of Class A common stock. Additionally, subject to certain exceptions, shares of Class B common stock will automatically convert into shares of Class A common stock if the shares of Class B common stock are sold or transferred. Class A common stock is not convertible. As of December 31, 2009, ERSH remains the Company’s controlling stockholder with an economic interest of approximately 31.9% and a voting interest of approximately 67.4%.

Stock Incentive Plan—The 2000 Stock Incentive Plan as Amended and Restated Effective June 15, 2007 (“Stock Plan”) was initially adopted following stockholder approval on May 10, 2000 and was subsequently amended and restated on August 9, 2000, November 17, 2005 and June 15, 2007. The Stock Plan authorizes the grant of incentive stock options, as well as stock awards, to Company employees, board members and consultants. The Company’s Board of Directors has authorized a total of 20 million shares of its common stock for the issuance of stock options and stock awards under the Stock Plan, subject to adjustments for changes in the Company’s capital structure.

Under the Stock Plan, stock options by default vest and become exercisable over a four year period, with 25% vesting after one year and 1/48th vesting each month thereafter, and have generally been granted on a vesting schedule of 25% per year. Stock options generally expire 10 years after the date of grant or up to 90 days after termination of employment, whichever occurs earlier. Restricted stock awards vest over the corresponding service term, generally equal to two to three years. Additionally, until two years after an initial public offering by the Company, all shares acquired under the Stock Plan are subject to market standoff provisions, which prevent the sale of the shares until up to 180 days after an initial public offering of the Company’s stock.

As of December 31, 2009, a total of 20,000,000 shares of common stock have been authorized for issuance under the Stock Plan, of which 4,770,249 shares were reserved and remain available for grant. In addition, the Company has authorized 755,000 shares outside of the Stock Plan, but with similar terms and conditions as the Stock Plan, and has assumed 222,573 shares pursuant to its merger with ICO Global Limited (see Note 1).

Share-Based Payment—The Company records stock-based compensation on stock options and restricted stock awards issued to employees, directors and consultants in accordance with ASC 718, which requires measurement of all share-based payment awards based on the estimated fair value on the date of grant, and recognition of compensation cost over the requisite service period for awards expected to vest. The Company estimates its forfeiture rate for stock options and restricted stock awards based on the Company’s historical rate of forfeitures due to terminations and expectations for forfeitures in the future. As a direct result of employee turnover activity in 2009, the Company increased its estimated forfeiture rate to 25% and 40% in the second quarter of 2009 and fourth quarter of 2009, respectively.

As discussed in Note 1, DBSD filed for bankruptcy protection on May 15, 2009 and accordingly, the Company deconsolidated DBSD as of that date. The deconsolidation of DBSD resulted in a change in grantee status from employee to nonemployee, for purposes of ASC 718, for a significant number of the Company’s previously granted stock options and restricted stock awards issued to individuals who serve as employees, directors, and consultants for DBSD. As a result, the fair value of unvested stock options and restricted stock awards granted to these individuals was remeasured upon the deconsolidation. Individuals who serve as employees and consultants for DBSD continue to provide the same level of service for the Company as prior to deconsolidation, but are primarily engaged in DBSD activities. As the Company accounts for its remaining investment in DBSD as a cost method investment, such activities cannot be considered to substantially benefit the Company, and thus the Company immediately expensed $1.4 million in the second quarter of 2009, the remeasured fair value of unvested stock options and restricted stock awards granted to individuals who serve as employees, directors, and consultants for DBSD. Further, these awards will be remeasured and incrementally expensed, as necessary, on a quarterly basis until the awards’ requisite service periods are completed.

For the years ended December 31, 2009, 2008 and 2007, the Company recognized non-cash stock-based compensation expense of $5.1 million, $8.5 million and $6.4 million, respectively. Stock-based compensation expense is included in general and administrative expenses in the Company’s consolidated statements of operations.

At December 31, 2009, the balance of stock-based compensation cost to be expensed in future years related to unvested share-based awards, as adjusted for expected forfeitures, is as follows (in thousands):

2010	$597
2011	257
2012	122
2013	24

$1,000

The weighted average period over which the unearned stock-based compensation expense is expected to be recognized is approximately 1.3 years.

Stock Options—The Company has granted stock options to employees, directors and consultants in connection with their service to the Company and DBSD. For the years ended December 31, 2009, 2008 and 2007, the Company recognized non-cash stock-based compensation expense of $4.8 million, $6.9 million and $5.9 million, respectively, related to its stock options.

The weighted average fair value of stock options granted during the years ended December 31, 2009, 2008 and 2007 was estimated using the Black-Scholes Model with the following assumptions:

	Year ended December 31,
	2009	2008	2007
Weighted average expected volatility	122%	85%	45%
Weighted average risk-free interest rate	3.0%	2.5%	4.5%
Expected dividend yield	0%	0%	0%
Weighted average expected term in years	6.4	6.2	6.7
Weighted average estimated fair value per option granted	$0.71	$0.98	$2.25

The expected volatility is based upon the Company’s historical stock price volatility, which the Company believes is a reasonable indicator of expected volatility. The risk-free interest rate is based upon U.S. Treasury bond interest rates appropriate for the term of the Company’s employee stock options. The expected dividend yield is based on the Company’s history and expectation of dividend payments. The expected term has been estimated using the simplified method as described in ASC 718 (formerly Staff Accounting Bulletin (“SAB”) No. 110) which permit entities, under certain circumstances, to continue to use the simplified method in developing estimates of the expected term of “plain-vanilla” share options beyond December 31, 2007, as was allowed under SAB No. 107. The Company has not had sufficient stock option exercises to provide a reasonable basis upon which to estimate the expected term of its stock options.

The Company’s stock option activity for the years ended December 31, 2009, 2008 and 2007 is summarized as follows:

	Number of options	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value(1) (in thousands)
Outstanding at December 31, 2006	9,484,823	$5.04
Granted	4,152,500	4.29
Exercised	(185,000)	0.75
Cancelled or expired(2)	(880,000)	6.99

Outstanding at December 31, 2007	12,572,323	4.72
Granted	2,540,000	1.40
Exercised	—	—
Cancelled or forfeited	(251,250)	4.28

Outstanding at December 31, 2008	14,861,073	4.16
Granted	187,500	0.78
Exercised	—	—
Forfeited	(1,071,125)	3.28

Outstanding at December 31, 2009	13,977,448	$4.18	6.72	$90

Exercisable at December 31, 2009	10,403,135	$4.58	6.26	$9

Vested and expected to vest, December 31, 2009	12,000,571	$4.36	6.50	$80

(1)	Aggregate intrinsic value represents total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of 2009 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their stock options on the last business day of the fiscal year.

(2)	In 2007, the Company elected to cancel 555,000 stock options whose fair market value on the date of grant exceeded the exercise price of the respective option, and regrant stock options with identical terms of the cancelled stock options. This decision was made based upon the disadvantageous tax treatment that such option holders would otherwise be subject to under Section 409A of the Internal Revenue Code for option grants whose fair market value on the date of grant exceeded the exercise price of those options. Stock options granted during the year ended December 31, 2007, as disclosed above, include the regranted stock options.

The intrinsic value of stock options exercised during the year ended December 31, 2007 was $337,000. The total fair value of options which vested during the years ended December 31, 2009, 2008 and 2007 was approximately $3.1 million, $6.9 million and $5.2 million, respectively.

The following table summarizes significant ranges of outstanding and exercisable stock options as of December 31, 2009:

	Outstanding options			Exercisable options
Range of exercise prices	Number of options	Weighted average exercise price	Weighted average remaining life (in years)	Number of options	Weighted average exercise price
$0.65—$3.99	3,069,750	$1.86	8.6	1,066,500	$2.42
$4.11—$4.25	6,381,000	4.24	6.0	6,123,500	4.25
$4.38—$5.90	4,137,125	5.19	7.0	2,823,562	5.27
$10.45—$10.92	389,573	10.71	1.0	389,573	10.71

	13,977,448	$4.18	6.7	10,403,135	$4.58

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

In October 2007, the Company granted 580,000 shares of restricted Class A common stock to certain employees and consultants. The restricted stock awards contain performance and service conditions to encourage the attainment of key performance targets and retention of employees and consultants. Individual employees and consultants have different amounts of restricted stock awards allocated to the various performance conditions dependent on their responsibilities. The portion of restricted stock awards allocated to a particular performance condition vest 50% when that condition is achieved. After the performance condition is achieved, 25% of shares allocated to that condition vest one year after the performance condition is achieved and the remaining 25% of shares allocated to that condition vest two years after the performance condition is achieved. The total compensation cost associated with these restricted stock awards is being charged to expense over the requisite service periods. As of December 31, 2009, restricted stock awards equal to 404,550 shares have vested upon satisfaction of the respective performance and service conditions.

In December 2008, the Company granted 100,000 shares of its restricted Class A common stock to certain employees. These restricted stock awards had a grant date fair value of $108,000 and were charged to expense over the requisite service period ending January 31, 2009. The Company did not grant any restricted stock awards to its employees or consultants in 2009.

For the years ended December 31, 2009, 2008 and 2007, the Company recognized non-cash stock-based compensation expense of $286,000, $1.6 million and $573,000, respectively, related to its restricted stock awards.

The Company’s restricted stock award activity for the years ended December 31, 2009, 2008 and 2007 is summarized as follows:

	Number of restricted stock awards	Weighted average grant date fair value
Unvested — December 31, 2006	100,000	$3.95
Granted	580,000	4.44
Vested	(50,000)	3.95

Unvested — December 31, 2007	630,000	4.40
Granted	100,000	1.08
Vested	(293,086)	4.36
Forfeited	(12,938)	4.46

Unvested — December 31, 2008	423,976	3.64
Vested	(261,464)	3.15
Forfeited	(14,759)	4.18

Unvested — December 31, 2009	147,753	$4.46

Warrants—In connection with the initial financing of the Company upon emergence from bankruptcy, as well as the settlement of long-term debt, the Company issued warrants to purchase the Company’s Class A common stock. Each warrant contains provisions for the adjustment of the exercise price and the number of shares issuable upon the exercise of the warrant in the event of certain dilutive transactions. As of December 31, 2009, warrants to purchase a total of 3.2 million shares of the Company’s Class A common stock are outstanding, with an exercise price of $0.01 per share, and expire on December 12, 2012.

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

Other—As of December 31, 2008, the Company’s stockholders’ deficiency in assets, specifically its additional paid-in capital, included an embedded beneficial conversion feature with a value of $30.2 million, net of tax, associated with the DBSD 2009 Notes and $9.9 million associated with the proceeds from the sale of DBSD stock and stock options. Prior to deconsolidation, the Company’s accumulated other comprehensive income also included $12.6 million of cumulative translation adjustments associated with DBSD. Each of these amounts has been eliminated from the Company’s stockholders’ deficiency in assets upon deconsolidation of DBSD on May 15, 2009.

11. Income Taxes

The Company’s income tax expense for the years ended December 31, 2009, 2008 and 2007 consists of the following (in thousands):

	Year ended December 31,
	2009	2008	2007
Federal—deferred	$—	$—	$(103)
Foreign—current	1,508	2,872	1,278

	$1,508	$2,872	$1,175

A reconciliation of the federal statutory income tax rate of 34% to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2009	2008	2007
Statutory tax rate	34.00%	(34.00)%	(34.00)%
State income taxes	—	(0.75)	(0.92)
Permanent differences, including DBSD deconsolidation and non-deductible built-in losses	(48.33)	1.35	(4.55)
Change in state tax rate	—	(14.58)	—
Change in valuation allowance	14.43	47.97	38.16
Income tax reserve	0.76	2.76	1.75
Other	(0.09)	0.11	1.14

Effective tax rate	0.77%	2.86%	1.58%

The significant components of the Company’s net deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2009	December 31, 2008
Deferred tax assets:
Net operating losses	$125,930	$159,209
Impaired assets/basis differences	864,074	874,230
Capitalized costs	127,166	148,055
Accrued expenses and other	24,802	27,454

	1,141,972	1,208,948
Valuation allowance	(1,126,953)	(1,206,872)

Net deferred tax assets	$15,019	$2,076

Deferred tax liabilities:
Investment in DBSD	$(15,019)	$—
Embedded beneficial conversion feature within the DBSD 2009 Notes	—	(2,076)

Net deferred tax liabilities	$(15,019)	$(2,076)

Net deferred tax assets (liabilities)	$—	$—

At December 31, 2009, the Company had U.S. federal tax net operating loss carry forwards (“NOLs”) of approximately $353 million, which begin to expire in 2020. Of the Company’s total NOLs, $46 million relate to a formerly non-controlled subsidiary. The NOLS associated with this subsidiary are subject to limitation under Section 382 of the Internal Revenue Code (“Section 382”). The remaining NOLs could be subject to limitation under Section 382 if future stock offerings or equity transactions give rise to an ownership change as defined for purposes of Section 382. As of December 31, 2009, the Company also had California and Virginia NOLs of $30 million and $56 million, respectively. These NOLs begin to expire between 2011 and 2020. As discussed in Note 15, on January 29, 2010, the Board of Directors adopted a Tax Benefits Preservation Plan (“Tax Benefits Plan”) designed to preserve stockholder value and the value of certain tax assets primarily associated with NOLs under Section 382.

The Company has considered all available evidence, both positive and negative, and ongoing prudent and feasible tax planning strategies to determine whether, based on the weight of that evidence, a valuation allowance is needed to reduce the value of deferred tax assets. A valuation allowance sufficient to reduce the deferred tax assets to an amount that is more likely than not to be realized has been provided.

No deferred U.S. federal income taxes have been provided for the basis difference in the Company’s foreign subsidiaries. The Company has elected to reinvest its foreign earnings indefinitely. It is not practical to determine the amount of the additional tax that may be payable in the event these earnings are repatriated.

As discussed in Note 1 and Note 5, on May 15, 2009, the Company ceased to have control of DBSD and accordingly, the Company deconsolidated DBSD as of that date. Under ASC 810, when control of a subsidiary is lost, the parent derecognizes all of the assets and liabilities of the subsidiary. Accordingly, the deferred tax assets and liabilities reflected above as of December 31, 2009 exclude DBSD.

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

As of December 31, 2009 the Company’s liability for uncertain tax positions was $13.2 million, including $7.3 million in penalties and interest. As of December 31, 2008 the Company’s liability was $11.1 million, including penalties and interest of $5.9 million. During the years ended December 31, 2009, 2008 and 2007, the Company recorded penalties and interest within its income tax expense of $976,000, $2.1 million and $852,000, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2009	2008	2007
Total liability, beginning of period	$5,129	$5,331	$4,884
Additions for tax positions related to current year	—	96	447
Additions for tax positions related to prior years	780	363	—
Reductions for tax positions related to prior years	—	(661)	—

Total liability, end of period	$5,909	$5,129	$5,331

As of December 31, 2009, the Company had $5.9 million of tax contingencies of which $6.9 million, if fully recognized, would decrease the effective tax rate and the residual $1.0 million would decrease other comprehensive income. The Company estimates a reduction in its unrecognized tax benefits of less than $1.0 million to occur within the next twelve months due to the expiration of the statute of limitations.

The Company and its subsidiaries file income tax returns in the U.S. federal and various state and foreign jurisdictions. The Company is open to examination by U.S. federal tax jurisdictions for the years ended 2006-2009 and state jurisdictions for the years ended 2005-2009. The Company is also open to examination for the years ended 2000 and forward with respect to net operating losses generated and available for carry forward from those years. The Company is open to examination by certain foreign jurisdictions for tax years 1999 forward.

12. Employee Benefits

The Company provides its employees with medical and dental benefits, insurance arrangements to cover death in service, long-term disability and personal accident, as well as a defined contribution retirement plan. For the years ended December 31, 2009, 2008 and 2007, the expense related to contributions by the Company under the defined contribution retirement plan was $353,000, $1 million and $740,000, respectively. Subsequent to the deconsolidation of DBSD on May 15, 2009, expenses under both the Company’s and DBSD’s defined contribution retirement plans are reflected net of related party expenses allocated between the Company and DBSD under a shared services arrangement.

13. Related Parties

The Company considers its related parties to be DBSD as well as its principal shareholders and their affiliates. As described in Note 1, the Company’s acquisition of the assets and the assumption of certain liabilities of Old ICO occurred following investments from Eagle River Investments as well as other outside investors.

DBSD—As of December 31, 2009, the Company had net payables to affiliates of $1.3 million related to transactions arising with DBSD, including allocated employment-related costs and occupancy-related costs, and reimbursement of payments made to the Company by DBSD for their respective share of stock awards that ultimately failed to vest.

ERSH, Eagle River Investments and Eagle River, Inc.—ERSH is the Company’s controlling stockholder with an economic interest of approximately 31.9% and a voting interest of approximately 67.4% as of December 31, 2009. This economic interest includes one million shares of the Company’s restricted Class A common stock granted to Eagle River Investments as a stock dividend in November 2005. Eagle River Investments subsequently assigned its shares of the Company’s stock to its affiliate, ERSH.

The Company has an agreement with Eagle River, Inc. to provide advisory services to the Company. This agreement has an annual fee of $500,000 and is payable in quarterly installments in stock or cash, at the Company’s option. As of December 31, 2009, the Company has elected to make all payments in Class A common stock and has issued 1,466,848 shares as consideration. As of December 31, 2009 and December 31, 2008, the Company owed Eagle River, Inc. approximately $42,000 pursuant to the advisory services agreement, which was included in accrued expenses on the Company’s consolidated balance sheets.

The Company entered into a loan agreement with Eagle River Investments in 2002, which was subsequently transferred to ERSH. In connection with this loan agreement, the Company issued warrants to ERSH to purchase an aggregate of three million shares of its Class A common stock at a weighted average exercise price of $0.01 per share. On December 11, 2007, the Company entered into an amendment to extend by two years the Registration Rights Agreement between the Company and ERSH dated as of December 12, 2002, which applied to three million shares of the Company’s Class A Common Stock that ERSH had the right to acquire pursuant to a Warrant Agreement dated December 12, 2002. This Registration Rights Agreement expired on December 12, 2009, but the warrants remain outstanding at December 31, 2009 and are exercisable through December 12, 2012.

The Company also had a month-to-month agreement with Eagle River, Inc. to provide office space and administrative support to the Company in Kirkland, Washington, which terminated in November 2008. Total payments made to Eagle River, Inc. under this agreement for the years ended December 31, 2008 and 2007 were $61,000 and $62,000, respectively.

Benjamin G. Wolff, the Company’s Chairman and Chief Executive Officer, is the President of ERSH, Eagle River Investments and Eagle River, Inc., and is compensated by Eagle River Investments and the Company.

Eagle River Partners, LLC—In connection with the Company’s rights offering launched on February 17, 2010 (“Rights Offering”) as discussed in Note 15, Eagle River Partners, LLC (“ERP”), an affiliate of Eagle River, entered into a standby purchase agreement with the Company (“ERP Standby Commitment”). Pursuant to the ERP Standby Commitment, ERP agreed to acquire from the Company, at the same subscription price of $0.70 per share offered to other stockholders, shares of Class A common stock that are not purchased by the Company’s other stockholders in the Rights Offering, subject to certain conditions, in an amount up to

$17.25 million. The Company did not need to call on the ERP Standby Commitment because the exercise of basic subscription and over-subscription privileges was sufficient to complete the Rights Offering. ERP did not receive any compensation for its standby arrangement. Mr. Wolff is the President of ERP.

Clearwire Corporation—Eagle River Holdings, LLC (which, like ERSH, is ultimately beneficially owned by Craig McCaw) is a significant stockholder of Clearwire Corporation (“Clearwire”). The Company has a month-to-month agreement with Clearwire to provide office space for certain of its regulatory personnel in Washington, DC. Total payments made to Clearwire under this agreement were $60,000 for each of the years ended December 31, 2009, 2008 and 2007. DBSD also has an agreement with Clearwire to explore ways to collaborate on offering Clearwire’s broadband Internet offering in conjunction with its ICO mim service, and building out and sharing a terrestrial network (“Cooperation Agreement”). Pursuant to leases in connection with the Cooperation Agreement, DBSD reimburses Clearwire for utility usage at certain of Clearwire’s terrestrial towers and office space that supports the alpha trial of its ICO mim service. Payments pursuant to these leases have been included in the Company’s operating results up until deconsolidation of DBSD on May 15, 2009. Total payments made to Clearwire under this agreement for the years ended December 31, 2009 and 2008 were $9,000 and $11,000, respectively. Mr. Wolff is the co-founder and served as co-chairman of Clearwire until February 2010. Mr. Wolff also previously served as the Chief Executive Officer of Clearwire until March 2009.

Davis Wright Tremaine—Mr. Wolff is the spouse of a partner at the law firm Davis Wright Tremaine LLP (“DWT”), which provides the Company with ongoing legal services. Total payments made to DWT for the years ended December 31, 2009, 2008 and 2007 were $359,000, $57,000 and $265,000, respectively.

14. Quarterly Financial Data (Unaudited)

The following table contains selected unaudited statement of operations information for each quarter of the years ended December 31, 2009 and 2008. As discussed in Note 5, DBSD was deconsolidated as of May 15, 2009, which eliminates the results of DBSD’s operations from the Company’s operations beginning May 15, 2009. The quarterly financial data reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Unaudited quarterly results were as follows (in thousands, except per share data):

	Three months ended
	March 31,		June 30,		September 30,		December 31,
	2009	2008	2009	2008	2009	2008	2009	2008
Net income (loss)	$(46,119)	$(30,718)	$255,095	$(29,658)	$(6,855)	$(22,084)	$(6,643)	$(20,717)
Basic income (loss) per share	$(0.22)	$(0.15)	$1.23	$(0.15)	$(0.03)	$(0.11)	$(0.03)	$(0.10)
Diluted income (loss) per share	$(0.22)	$(0.15)	$1.23	$(0.15)	$(0.03)	$(0.11)	$(0.03)	$(0.10)

Cash Flow Statement Restatement—Subsequent to the issuance of the unaudited condensed consolidated financial statements for the quarter and six months ended June 30, 2009 and the quarter and nine months ended September 30, 2009, the Company discovered errors in its condensed consolidated statements of cash flows for the six months ended June 30, 2009 and nine months ended September 30, 2009. The errors resulted in an overstatement of other changes in assets and liabilities–other accrued expenses and net cash used in operating activities of $1.0 million, an overstatement of advances from affiliates and net cash provided by financing activities of $2.2 million and an overstatement of the effect of foreign exchange rate changes on cash of $1.2 million for the six months ended June 30, 2009. For the nine months ended September 30, 2009, the errors resulted in an overstatement of other changes in assets and liabilities–other accrued expenses and net cash used in operating activities of $1.5 million, an overstatement of advances from affiliates and net cash provided by financing activities of $4.7 million and an overstatement of the effect of foreign exchange rate changes on cash of $3.2 million. Management does not consider the errors to be material to the Company’s previously issued condensed consolidated financial statements. However, the errors will be corrected prospectively when the Company issues its condensed consolidated financial statements for the six months ended June 30, 2010 and nine months ended September 30, 2010. The errors to the unaudited condensed consolidated statements of cash flows do not affect the Company’s unaudited condensed consolidated balance sheets, unaudited condensed consolidated statements of comprehensive income (loss), unaudited condensed consolidated statements of operations, cash and cash equivalents, or earnings per share.

15. Subsequent Events

Tax Benefits Preservation Plan—Effective January 29, 2010, the Board of Directors adopted the Tax Benefits Plan designed to preserve stockholder value and the value of certain tax assets primarily associated with NOLs under Section 382. In connection with the Tax Benefits Plan, a dividend of Class A Rights and Class B Rights, described more fully below, was payable to the Company’s stockholders of record at the close of business on February 8, 2010.

The Board of Directors adopted the Tax Benefits Plan in an effort to help the Company preserve its ability to utilize fully its NOLs, and to preserve potential future NOLs, in order to reduce potential future federal income tax obligations. As of December 31, 2009, the Company has substantial existing NOLs of approximately $353 million as well as additional potential NOLs. Under the Internal Revenue Code and the Treasury Regulations issued thereunder, the Company may “carry forward” these losses in certain circumstances to offset any current and future income and thus reduce its federal income tax liability, subject to certain restrictions. To the extent that the NOLs do not otherwise become limited, the Company believes that it will be able to carry forward a significant amount of NOLs, and therefore the NOLs could be a substantial asset for the Company. However, if the Company experiences an “ownership change,” as defined in Section 382, the timing of usage and its ability to use the NOLs could be significantly limited.

The Tax Benefits Plan is intended to act as a deterrent to any person or group acquiring, without the approval of the Company’s Board of Directors, beneficial ownership of 4.9% or more of the Company’s securities, defined to include (i) shares of its Class A common stock and Class B common stock, (ii) shares of its preferred stock, (iii) warrants, rights, or options to purchase its securities, and (iv) any interest that would be treated as “stock” of the Company for purposes of Section 382 or pursuant to Treasury Regulation § 1.382-2T(f)(18).

Pursuant to the Tax Benefits Plan, the Company issued one Class A Right for each share of its Class A common stock and one Class B Right for each share of its Class B common stock outstanding at the close of business on February 8, 2010, the record date, and the Board of Directors has authorized the issuance of one Class A Right for each share of Class A common stock and one Class B Right for each share of Class B common stock issued (except as otherwise provided in the Tax Benefits Plan, as defined below) between the record date and the Distribution Date (as defined below). Upon the occurrence of certain events, each Class A Right entitles the registered holder to purchase from the Company one one-thousandth of a share (“Unit”) of its Series A Junior Participating Preferred Stock, par value $0.01 per share (“Series A Preferred”) and each Class B Right entitles the registered holder to purchase from the Company one Unit of its Series B Junior Participating Preferred Stock, par value $0.01 per share (“Series B Preferred”) in each case at a purchase price of $12.40 per Unit, subject to adjustment. The description and terms of the Class A Rights and Class B Rights are set forth in the Tax Benefits Plan. Pursuant to the Tax Benefits Plan, subject to certain conditions and determinations by the Board of Directors, the “Distribution Date” will occur upon the earlier of (i) ten business days following a public announcement that a person or group of affiliated or associated persons has acquired or otherwise obtained beneficial ownership of 4.9% of the Company’s then-outstanding securities (as described below) and (ii) ten business days (or such later date as may be determined by our board of directors) following the commencement of a tender offer or exchange offer that would result in a person or group acquiring or otherwise obtaining beneficial ownership of 4.9% of the Company’s then-outstanding securities.

Holders of 4.9% or more of the Company’s securities outstanding as of the close of business on January 29, 2010 will not trigger the Tax Benefits Plan so long as they do not (i) acquire additional securities constituting one-half of one percent (0.5%) or more of the Company’s securities outstanding as of the date of the Tax Benefits Plan (as adjusted), or (ii) fall under 4.9% ownership of the Company’s securities and then re-acquire 4.9% or more of the Company’s securities (as adjusted).

Rights Offering—On February 17, 2010, the Company launched its Rights Offering, pursuant to which the Company offered to its stockholders shares of its Class A common stock at a purchase price of $0.70 per share (“Subscription Right”). Pursuant to the Rights Offering, the Company distributed one non-transferrable Subscription Right, at no charge, to each holder of its Class A common stock and one non-transferrable Subscription Right for each share of Class B common stock held as of 5:00 p.m., New York City time, February 8, 2010, the record date for the Rights Offering. Each non-transferrable Subscription Right represents the right to purchase 0.2056 of a share of the Company’s Class A common stock at a price of $0.70 per share. Subscription Rights were exercisable at any time prior to 5:00 p.m., New York City time, on March 9, 2010, the scheduled expiration of the Rights Offering. In total, Subscription Rights were distributed for the purchase of up to approximately 42,870,000 shares of the Company’s Class A common stock. The Subscription Rights are not transferable and were evidenced by Subscription Rights certificates. Fractional shares of the Company’s Class A common stock were not issued.

In connection with the Rights Offering, each of ERP, certain accounts managed by Highland Capital Management, L.P. (collectively, “Highland Capital”) and Harbinger Capital Partners Masters Fund I, Ltd (“Harbinger”), each an existing stockholder of the Company or affiliates thereof, agreed to acquire from the Company, at the same subscription price of $0.70 per share, any shares of Class A common stock that are not purchased by the Company’s other stockholders (pursuant to the exercise of their basic subscription privilege and/or over-subscription privilege) in the Rights Offering, subject to certain conditions (“Standby Commitment”). Subsequently, Knighthead Master Fund, L.P. (“Knighthead”) and Caspian Capital Advisors, LLC (“Caspian”), or affiliates thereof, each agreed to assume one half of Harbinger’s Standby Commitment. The maximum commitments accepted by ERP, Highland Capital, Knighthead and Caspian were $17.25 million, $8.5 million, $2.125 million and $2.125 million, respectively. The Company did not need to call on the Standby Commitment because the exercise of basic subscription and over-subscription privileges was sufficient to complete the Rights Offering. No compensation was paid to the standby purchasers for these standby arrangements.

The Rights Offering closed on March 9, 2010 and the Company received proceeds of approximately $30 million. The proceeds from the Rights Offering are currently expected to be used for ongoing operational expenses. The Company may also use a portion of the proceeds to acquire or invest in complementary businesses, products and technologies, as well as for capital expenditures. Pending these uses, the Company expects to invest the proceeds in short-term, investment-grade securities.

Employment Agreement—On February 17, 2010, the Company announced that Benjamin G. Wolff had been appointed Chief Executive Officer of the Company, a role he had previously held in an interim capacity since December 2009. In connection with Mr. Wolff’s appointment as Chief Executive Officer, Mr. Wolff will receive a base salary of $500,000, commencing as of January 1, 2010. He will also be eligible for a bonus of up to 100% of his base salary, at the discretion of the Compensation Committee of the Company’s Board of Directors, based on objectives to be established by the Compensation Committee. In addition, Mr. Wolff was granted options to purchase 2,000,000 shares of the Company’s Class A common stock at the NASDAQ closing price for the Company’s Class A common stock on the date of grant. These options will vest and become exercisable in four equal annual installments, subject to accelerated vesting or termination. Mr. Wolff was also awarded 2,000,000 shares of restricted stock. The restrictions on 50% of the restricted stock lapse upon achievement of certain performance objectives established by the Compensation Committee (25% in connection with resolution of the Boeing litigation and 25% in connection with securing financing or consummating a transaction that enables the Company to use some or all of its net operating loss carry forwards), subject to an affirmative determination by the Board of Directors that the objectives have been met. The restrictions on the other 50% of the restricted stock lapse in four equal annual installments, subject to accelerated vesting or termination. The options and restricted stock were granted under the Company’s Stock Plan.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and interim chief financial officer have evaluated our disclosure controls and procedures as of December 31, 2009 and have concluded that these disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e)) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our chief executive officer and interim chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15f of the Exchange Act. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Our internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in “Item 9A—Controls and Procedures” within this Form 10-K.

Changes in Internal Control Over Financial Reporting

Effective December 31, 2009, Michael P. Corkery, our acting chief executive officer and executive vice president, chief financial officer, resigned from all of his positions with the Company to pursue another career opportunity. On February 17, 2010, in connection with Mr. Corkery’s departure, Benjamin G. Wolff was appointed chief executive officer of the Company, a role he had previously served in an interim capacity since December 31, 2009. Also on February 17, 2010, Timothy P. Leybold was appointed senior vice president and chief financial officer of the Company on an interim basis, a role he had been previously serving since January 25, 2010 under a consulting agreement with the Company.

Mr. Corkery played a significant role in our internal control over financial reporting, most notably performing review and approval functions with respect to accounting transactions and related disclosures. Subsequent to Mr. Corkery’s departure, management has evaluated the Company’s internal control over financial reporting and reassigned Mr. Corkery’s responsibilities to the appropriate personnel to ensure the integrity of our internal control environment. There have been no other changes in our internal control over financial reporting during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ICO Global Communications (Holdings) Limited and Subsidiaries

Bellevue, Washington

We have audited the internal control over financial reporting of ICO Global Communications (Holdings) Limited and subsidiaries (a development-stage enterprise) (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated March 16, 2010 expressed an unqualified opinion on those consolidated financial statements and includes an emphasis of matter paragraph relating to the Company being in the development stage.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

March 16, 2010

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

(a) The information regarding our directors required by this item is incorporated by reference to the section entitled “Election of Directors” in our Proxy Statement for our 2010 Annual Meeting of Stockholders.

(b) The information regarding our executive officers required by this item is incorporated by reference to the section entitled “Executive Officers” in our Proxy Statement for our 2010 Annual Meeting of Stockholders.

(c) The information regarding our Code of Ethics required by this item is incorporated by reference to the section entitled “Election of Directors—Corporate Governance” in our Proxy Statement for our 2010 Annual Meeting of Stockholders.

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference to the section entitled “Executive Compensation” in our Proxy Statement for our 2010 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our Proxy Statement for our 2010 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Independence of the Board of Directors” in our Proxy Statement for our 2010 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the section entitled “Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement for our 2010 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report

(1)	Consolidated financial statements

The following consolidated financial statements are included in Part II, Item 8 of this report:

•	Reports of Independent Registered Public Accounting Firms

•	Consolidated Balance Sheets as of December 31, 2009 and 2008

•	Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007 and the period from February 9, 2000 (inception) to December 31, 2009 (development stage period)

•

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2009, 2008 and 2007 and the period from February 9, 2000 (inception) to December 31, 2009 (development stage period)

•	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007 and the period from February 9, 2000 (inception) to December 31, 2009 (development stage period)

•

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency in Assets) for the years ended December 31, 2009, 2008 and 2007 and the period from February 9, 2000 (inception) to December 31, 2009 (development stage period)

•	Notes to Consolidated Financial Statements

(2)	Financial statement schedules

All other consolidated financial statements schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth in the schedules is included in the consolidated financial statements or the accompanying notes.

(3)	Exhibits

The Exhibits listed in the Index to Exhibits, which appears immediately following the signature page and is incorporated herein by reference, are filed as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICO GLOBAL COMMUNICATIONS (HOLDINGS) LIMITED
(Registrant)

Date: March 16, 2010	By:	/S/ BENJAMIN G. WOLFF
Benjamin G. Wolff Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Benjamin G. Wolff, Timothy P. Leybold and John L. Flynn, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on March 16, 2010:

Signature	Title	Date

/S/ BENJAMIN G. WOLFF Benjamin G. Wolff	Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer)	March 16, 2010

/S/ TIMOTHY P. LEYBOLD Timothy P. Leybold	Interim Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2010

/S/ CRAIG O. MCCAW Craig O. McCaw	Director	March 16, 2010

/S/ SAMUEL L. GINN Samuel L. Ginn	Director	March 16, 2010

/S/ NICOLAS KAUSER Nicolas Kauser	Director	March 16, 2010

/S/ BARRY L. ROWAN Barry L. Rowan	Director	March 16, 2010

/S/ H. BRIAN THOMPSON H. Brian Thompson	Director	March 16, 2010

/S/ DAVID WASSERMAN David Wasserman	Director	March 16, 2010

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	SEC File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of ICO Global Communications (Holdings) Limited	10-12G	000-52006	3.1	05/15/06

3.2	Restated Bylaws of ICO Global Communications (Holdings) Limited, as amended					X

3.3	Certificate of Designations of the Series A Junior Participating Preferred Stock of the Company	8-K	001-33008	3.1	02/01/10

3.4	Certificate of Designations of the Series B Junior Participating Preferred Stock of the Company	8-K	001-33008	3.2	02/01/10

4.1	Form of Certificate representing ICO Class A common stock	10-12G	000-52006	4.1	05/15/06

4.2	Form of Certificate representing ICO Class B common stock	S-8	333-137707	4.5	09/26/06

4.3	Tax Benefits Preservation Plan, dated as of January 29, 2010 by and between ICO Global Communications (Holdings) Limited and BNY Mellon Shareowner Services, as Rights Agent	8-K	001-33008	4.1	02/01/10

4.4	Subscription Form and Form of Rights Certificate	8-K	001-33008	4.19	02/18/10

10.1	Advisory Services Agreement, dated November 11, 2005, between ICO and Eagle River, Inc.	10-12G	000-52006	10.3	05/15/06

10.2	Restricted Stock Grant Agreement, effective November 11, 2005, between ICO and Eagle River Investments, LLC	10-12G	000-52006	10.4	05/15/06

10.3	Registration Rights Agreement, dated April 29, 2000, between New Satco Holdings, Inc. and Eagle River Investments, LLC	10-12G	000-52006	10.5	05/15/06

10.4	Registration Rights Agreement, dated July 26, 2000, between ICO-Teledesic Global Limited and CDR-Satco, LLC	10-12G	000-52006	10.6	05/15/06

10.5	Registration Rights Agreement, dated July 17, 2000, between ICO-Teledesic Global Limited and Cascade Investment, L.L.C.	10-12G	000-52006	10.7	05/15/06

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	SEC File No.	Exhibit	Filing Date
10.6	Warrant Agreement, dated December 12, 2002, between ICO and Eagle River Investments, LLC	10-12G	000-52006	10.8	05/15/06

10.7	Registration Rights Agreement, dated December 12, 2002, between ICO and Eagle River Investments, LLC	10-12G	000-52006	10.9	05/15/06

10.7.1	Amendment No. 1 to Registration Rights Agreement, dated December 11, 2007, between ICO and Eagle River Satellite Holdings LLC	8-K	001-33008	10.1	12/17/07

10.8	Assignment of Warrants, dated December 19, 2003, among ICO, The Boeing Company and Teledesic LLC	10-12G	000-52006	10.10	05/15/06

10.9	Indemnification Agreement, dated August 11, 2000, between ICO-Teledesic Global Limited and Eagle River Investments, LLC	10-12G	000-52006	10.14	05/15/06

10.10	Indemnification Agreement, dated July 26, 2000, among ICO-Teledesic Global Limited, CDR-Satco, L.L.C., Clayton, Dubilier & Rice, Inc. and The Clayton, Dubilier & Rice Fund VI Limited Partnership	10-12G	000-52006	10.15	05/15/06

10.11	Indemnification Agreement, dated July 17, 2000, between ICO-Teledesic Global Limited and Cascade Investment, LLC	10-12G	000-52006	10.16	05/15/06

10.12+	Amended and Restated ICO Global Communications (Holdings) Limited 2000 Stock Incentive Plan	10-12G	000-52006	10.20	05/15/06

10.12.1+	ICO Global Communications (Holdings) Limited 2000 Stock Incentive Plan, As Amended and Restated effective June 15, 2007	10-Q	001-33008	10.20.1	08/14/07

10.13+	Form of Class A Common Stock Option Agreement under ICO 2000 Stock Incentive Plan	10-12G	000-52006	10.21	05/15/06

10.14+	Form of Class B Common Stock Option Agreement under ICO 2000 Stock Incentive Plan	10-12G	000-52006	10.22	05/15/06

10.15+	Form of Restricted Stock Agreement under ICO 2000 Stock Incentive Plan	10-12G	000-52006	10.23	05/15/06

10.16+	ICO-Teledesic Global Limited 2000 Stock Incentive Plan	10-12G	000-52006	10.24	05/15/06

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	SEC File No.	Exhibit	Filing Date
10.17+	ICO Global Communications (Holdings) Limited Stock Option Letter Agreement with Craig Jorgens dated August 8, 2002	10-12G	000-52006	10.25	05/15/06

10.18+	ICO Global Communications (Holdings) Limited Stock Option Letter Agreement with Craig Jorgens dated August 8, 2002	10-12G	000-52006	10.26	05/15/06

10.19+	Board Compensation Policy	10-Q	001-33008	10.27	05/14/07

10.20+	Employment Letter Agreement, effective November 1, 2005, between ICO Global Communications (Holdings) Limited and J. Timothy Bryan	10-12G	000-52006	10.28	05/15/06

10.20.1+	Amendment to Executive Employment Letter dated as of December 30, 2008 by and between ICO Global Communications (Holdings) Limited and J. Timothy Bryan	8-K	001-33008	10.28.1	01/06/09

10.20.2+	Separation and Consulting Agreement, dated February 5, 2009, between ICO Global Communications (Holdings) Limited and J. Timothy Bryan	8-K	001-33008	10.1	02/06/09

10.21+	Employment Agreement, dated June 1, 2002, between ICO Satellite Services GP and David Bagley	10-12G	000-52006	10.29	05/15/06

10.21.1+	Amendment to Executive Employment Letter dated as of December 30, 2008 by and between ICO Satellite Services G.P. and David Bagley	8-K	001-33008	10.29.1	01/06/09

10.22+	Employment Agreement, dated September 1, 2002, between ICO Satellite Services GP and Suzanne Hutchings Malloy	10-12G	000-52006	10.30	05/15/06

10.22.1+	Amendment to Executive Employment Letter dated as of December 30, 2008 by and between ICO Satellite Services G.P. and Suzanne Hutchings Malloy	8-K	001-33008	10.30.1	01/06/09

10.23+	Employment Agreement, dated June 23, 2000, between ICO Global Communications Services Inc. and Robert Day	10-12G	000-52006	10.32	05/15/06

10.23.1+	Amendment to Executive Employment Letter dated as of December 30, 2008, by and between ICO Global Communications (Holdings) Limited and Robert Day	8-K	001-33008	10.32.1	01/06/09

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	SEC File No.	Exhibit	Filing Date
10.24+	Employment Letter Agreement, dated December 16, 2005, between ICO Satellite Services GP and David Zufall	10-12G	000-52006	10.34	05/15/06

10.24.1+	Amendment to Executive Employment Letter dated as of December 30, 2008 by and between ICO Satellite Services G.P. and David Zufall	8-K	001-33008	10.34.1	01/06/09

10.25+	Employment Letter Agreement, dated April 19, 2006, between ICO Global Communications (Holdings) Limited and Craig Jorgens	10-12G	000-52006	10.37	05/15/06

10.25.1+	Amendment to Executive Employment Letter dated as of December 30, 2008 by and between ICO Global Communications (Holdings) Limited and Craig Jorgens	8-K	001-33008	10.37.1	01/06/09

10.25.2+	Separation and Consulting Agreement dated June 22, 2009, between ICO Global Communications (Holdings) Limited and Craig Jorgens	8-K	001-33008	10.1	06/25/09

10.26+	Employment Letter Agreement, dated April 19, 2006, between ICO and John Flynn	10-12G	000-52006	10.38	05/15/06

10.26.1+	Amendment to Executive Employment Letter dated as of December 30, 2008 by and between ICO Global Communications (Holdings) Limited and John Flynn	8-K	001-33008	10.38.1	01/06/09

10.27+	Employment Letter Agreement dated October 19, 2007, between ICO and Michael P. Corkery	10-K	001-33008	10.40	03/28/08

10.27.1+	Amendment to Executive Employment Letter dated as of December 30, 2008 by and between ICO Satellite Services G.P. and Michael P. Corkery	8-K	001-33008	10.40.1	01/06/09

10.28	Form of Securities Purchase Agreement	8-K	001-33008	10.1	06/06/08

10.29	Form of ICO Global Communications (Holdings) Limited Indemnification Agreement	8-K	001-33008	10.1	04/07/09

10.30	Support Agreement dated May 14, 2009	8-K	001-33008	10.1	05/15/09

10.31	Standby Purchase Agreement, dated as of January 29, 2010, by and between ICO Global Communications (Holdings) Limited and Eagle River Partners, LLC	8-K	001-33008	10.1	02/04/10

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	SEC File No.	Exhibit	Filing Date
10.32	Standby Purchase Agreement, dated as of January 29, 2010, by and between ICO Global Communications (Holdings) Limited and certain accounts managed by Highland Capital Management, L.P.	8-K	001-33008	10.2	02/04/10

10.33	Standby Purchase Agreement, dated as of January 29, 2010, by and between ICO Global Communications (Holdings) Limited and certain accounts managed by Highland Capital Management, L.P.	8-K	001-33008	10.3	02/04/10

10.34	Standby Purchase Agreement, dated as of February 4, 2010, by and between ICO Global Communications (Holdings) Limited and Knighthead Master Fund, L.P.	8-K	001-33008	10.4	02/04/10

10.35	Standby Purchase Agreement, dated as of February 4, 2010, by and among ICO Global Communications (Holdings) Limited, Mariner LDC, Caspian Capital Partners LP and Caspian Select Credit Master Fund, Ltd.	8-K	001-33008	10.5	02/04/10

10.36	Agreement to Terminate Standby Purchase Agreement, dated as of February 4, 2010, by and between ICO Global Communications (Holdings) Limited and Harbinger Capital Partners Masters Fund I, Ltd.	8-K	001-33008	10.6	02/04/10

10.37+	Employment Letter Agreement dated February 19, 2010, between ICO and Benjamin G. Wolff	8-K	001-33008	10.1	02/23/10

10.38+	Interim Services Agreement dated January 22, 2010, between ICO and Tatum, LLC	8-K	001-33008	10.2	02/23/10

21.1	List of Subsidiaries					X

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					X

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a)					X

31.2	Certification of the principal financial and accounting officer required by Rule 13a-14(a) or Rule 15d-14(a)					X

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	SEC File No.	Exhibit	Filing Date
32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350)					X

+	Management contract or compensatory plan or arrangement.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.