Form 10-K/A
period 2009-12-31
ICO Global Communications (Holdings) LTD
filed 2010-04-30
CIK 1359555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K/A.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of April 15, 2010, the registrant had 199,836,056 shares of Class A common stock and 53,660,000 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Statement:

ICO Global Communications (Holdings) Limited (“ICO” or “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend our Form 10-K for the year ended December 31, 2009, initially filed with the U.S. Securities and Exchange Commission on March 16, 2010 (“Original 2009 Form 10-K”). This Form 10-K/A includes information required by Part III of Form 10-K (Items 10, 11, 12, 13, and 14). Our Original 2009 Form 10-K stated that information required by these Items would be incorporated by reference to the Company’s definitive proxy statement for the 2010 Annual Meeting of Shareholders, which was to be filed with the Securities and Exchange Commission on or before April 30, 2010.

This Form 10-K/A only amends and restates Items 10, 11, 12, 13, and 14 of Part III of the Original 2009 Form 10-K. No other items in the Original 2009 Form 10-K are amended hereby. This amendment does not change any previously reported financial results, modify or update disclosures in the original filing, or reflect events occurring after the date of the original filing. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10-K/A.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information about our current directors and executive officers, as of April 1, 2010.

Name	Age	Position Held with the Company
Benjamin G. Wolff	41	Chairman and Chief Executive Officer
Craig O. McCaw	60	Director
Samuel L. Ginn	73	Director
Nicolas Kauser	70	Director
Barry L. Rowan	53	Director
H. Brian Thompson	71	Director
David Wasserman	43	Director
John L. Flynn	44	Executive Vice President, General Counsel and Corporate Secretary
Timothy P. Leybold	52	Interim Senior Vice President, Chief Financial Officer
David Bagley	51	Senior Vice President – Corporate Development
Robert S. Day, Jr.	51	Senior Vice President – Space Systems
David Zufall	49	Senior Vice President – Network Systems

Each director serves until the next annual meeting of stockholders or until their successors are duly elected and qualified. There are no family relationships among our executive officers or directors.

Director Profiles

We have provided information below about our directors, including their names, years of service as a director, business experience and service on other boards of directors, including any other directorships held during the past five years. In addition, we have included information about each director’s specific experience, qualifications, attributes or skills that led the Board of Directors to conclude that the director should serve as a director of the Company at the time we are filing this Amendment No. 1 to Annual Report on Form 10-K, in light of our business and corporate structure.

Benjamin G. Wolff—Chairman and Chief Executive Officer of ICO Global Communications since December 2009 and previously served on the Board of Directors of ICO Global Communications from 2005 to 2008. Mr. Wolff was a Co-Founder of Clearwire Corporation (“Clearwire”), where he served in a variety of capacities including as a member of the Board of Directors, as Executive Vice President, company President, Co-CEO, CEO and finally Co-Chairman, a position he held until March 2009. Mr. Wolff also serves as the President of the Eagle River group of investment companies, a position he has served in since April 2004, and he serves on the board of directors of some of Eagle River’s privately held portfolio companies.

From January 1994 until April 2004, Mr. Wolff was a lawyer with Davis Wright Tremaine LLP (“DWT”), where he became a partner in 1998. Mr. Wolff’s practice focused on mergers and acquisitions, corporate finance and strategic alliance transactions. While with DWT, he co-chaired the firm’s Business Transactions Department and served on the firm’s Executive Committee. In 2003, Mr. Wolff was identified as one of the top 45 lawyers in the country under the age of 45 by the American Lawyer magazine.

Mr. Wolff has also served as Chairman of DBSD North America, Inc. (“DBSD”), a deconsolidated subsidiary of the Company, since 2008, and has been a member of the DBSD Board of Directors since 2005. In May 2009, DBSD, along with its subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. In November 2009, the Bankruptcy Court entered an order confirming DBSD’s Plan of Reorganization; however, DBSD’s exit from bankruptcy is conditioned upon approval by the U.S. Federal Communications Commission (“FCC”) of the transfer of control of DBSD spectrum licenses. This matter is still pending.

Mr. Wolff brings to our Board of Directors extensive senior management, finance and industry experience, in addition to having served on our Board of Directors from 2005 to 2008 and since December 2009. In particular, having served both as our Chairman and Chief Executive Officer and previously as Co-Chairman and Chief Executive Officer of Clearwire Corporation, Mr. Wolff possesses the operational, financial, strategic and governance experience needed to make significant contributions to our Board of Directors.

Craig O. McCaw—Director since May 2000 and Chairman of the Board of Directors from 2000 until 2009. Mr. McCaw served as a Director and Chairman of ICO North America from September 2005 thru December 16, 2008. Since 1993, Mr. McCaw has been Chairman, Chief Executive Officer, and a member of the Eagle River group of investment companies which focus on strategic investments in the telecommunications industry. Mr. McCaw founded Clearwire in October 2003 and currently serves as its Chairman of the Board. Mr. McCaw was a director of Nextel Communications, Inc., from July 1995 until December 2003, and a director of XO Communications, Inc. (formerly known as NEXTLINK Communications, Inc.) (“XO”), from January 1997 until January 2002. From September 1994 to July 1997, he was also XO’s Chief Executive Officer. From 1974 to September 1994, Mr. McCaw served as Chairman and CEO of McCaw Cellular Communications, Inc., which he built into the nation’s leading provider of cellular services in more than 100 U.S. cities, until the company was sold to AT&T Corp. in August 1994.

Mr. McCaw brings to our Board of Directors extensive understanding and knowledge of our business in particular and the wireless and satellite industries in general, as well as demonstrated leadership skills and operating experience, including those acquired during more than 20 years of serving as a senior executive and director of Clearwire, XO and McCaw Cellular Communications. As a director of other public and private companies in the telecommunications industry, Mr. McCaw also brings to the Company a broad-based business knowledge and substantial financial expertise.

Samuel L. Ginn—Director since May 2006 and from October 2001 to April 2004. Mr. Ginn has over 43 years of experience in the telecommunications industry. Mr. Ginn was Chairman and Chief Executive Officer of AirTouch Communications, Inc. from December 1993 until its merger with Vodafone Group Public Limited Company in June 1999. Upon the Vodafone-AirTouch merger, he became Chairman of Vodafone, a position he held until May 2000. Since leaving Vodafone, he has continued to be a private investor and advisor to several startup companies in the telecommunications industry. Mr. Ginn currently serves on the Board of Directors of Franklin Templeton Funds. During 2009, Mr. Ginn became a Senior Advisor to Greenbilt & Company. Mr. Ginn is a graduate of the School of Engineering of Auburn University.

Mr. Ginn brings to our Board of Directors significant experience in the telecommunications industry, including experience as chairman and chief executive officer at AirTouch Communications, Inc. and Vodafone, which provides him with the management experience to assist in the oversight of our operations and strategic objectives. He has served on the boards of directors of a number of companies, in addition to having served on our Board of Directors from 2001 to 2004 and since 2006.

Nicolas Kauser—Director since December 2008 and from May 2000 to May 2004. Mr. Kauser has spent over 40 years in the communications industry, including as President of Clearwire International LLC, and CTO of Clearwire, EVP and CTO for AT&T Wireless Services, Inc. (formerly McCaw Cellular Communications, Inc.), Sr. VP of Operations and VP of Engineering of Cantel, Inc., and spent 20 years in Venezuela where he first worked for the National Telephone Co. and subsequently co-founded two companies in the communications industry. Mr. Kauser is a Director of TriQuint Semiconductors, Inc. He earned his bachelor’s degree in electrical engineering from McGill University, Montreal, Quebec in 1963 and successfully completed graduate courses in Logic Design and Random Signal and Noise in Telecommunications Systems. In 1998, Mr. Kauser received the prestigious Gold Prize awarded by The Carnegie Melon Institute and American Management Systems for excellence in the application of information technology.

Mr. Kauser has been involved in the technology industry for many years and has particular experience with communications companies. In addition to his industry experience, Mr. Kauser’s experience as a senior officer at Clearwire International and AT&T Wireless Services, Inc. provides him with the management experience to assist in the oversight of our operations and strategic objectives. He has served on the board of directors of a number of companies, including RadioFrame Networks and TriQuint Semiconductors, Inc. Mr. Kauser was a director with ICO from 2000 to 2004 and is familiar with our operations and history.

Barry L. Rowan—Director since June 2006. Barry Rowan has over 25 years of financial and operational experience building technology and communications companies. Mr. Rowan has been the Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Vonage Holdings Corp. since March 2010. From August 2005 until June 2006, he was Executive Vice President, Chief Financial Officer of Nextel Partners and its subsidiaries. Mr. Rowan joined Nextel Partners in August 2003 as Vice President and Chief Financial Officer, and from August 2003 to August 2004 he also served as the company’s Treasurer. From January

2002 to August 2003, he was a principal at Rowan & Company, LLC, a consulting and private investment firm, and from 1999 to 2001, Mr. Rowan was the Chief Financial Officer at Velocom, Inc., an international communications company, during which time he served as Chief Executive Officer of Vesper, the company’s Brazilian subsidiary, for six months. From 1992 until 1999, Mr. Rowan held a number of executive management positions at Fluke Corporation, including Chief Financial Officer, and Senior Vice President and Division General Manager. Mr. Rowan earned his M.B.A. from the Harvard Business School, and his B.S., summa cum laude, in Business Administration and Chemical Biology from The College of Idaho.

As a senior finance executive for several public and private companies, Mr. Rowan possesses significant finance experience that qualifies him to serve as a director of our Company and as the Chairman of our Audit Committee. In addition to being a financial expert, Mr. Rowan is familiar with the technology industry, having served as a senior executive at Vonage Holdings Corp, and Nextel Partners. This experience as a senior executive also gives Mr. Rowan the management background necessary for the oversight of our financial and operational performance.

H. Brian Thompson—Director since May 2007. Mr. Thompson is Executive Chairman of Global Telecom & Technology, a global telecommunications network integrator that provides its clients with a broad portfolio of wide-area network and wireless mobility services from its headquarters in Northern Virginia and offices in London, Dusseldorf and Denver. Mr. Thompson continues to head his own private equity investment and advisory firm, Universal Telecommunications, Inc. From December 2002 to June 2007, Mr. Thompson was Chairman of Comsat International, one of the largest independent telecommunications operators serving all of Latin America. He also served as Chairman and Chief Executive Officer of Global TeleSystems Group, Inc. from March 1999 through September of 2000. Mr. Thompson was Chairman and CEO of LCI International from 1991 until its merger with Qwest Communications International Inc. in June 1998. Mr. Thompson became Vice Chairman of the board for Qwest until his resignation in December 1998. Mr. Thompson previously served as Executive Vice President of MCI Communications Corporation from 1981 to 1990, and prior to MCI, was a management consultant with the Washington, DC offices of McKinsey & Company for nine years, where he specialized in the management of telecommunications. He currently serves as a member of the board of directors of Axcelis Technologies, Inc., Penske Automotive Group, and Sonus Networks, Inc. He serves as a member of the Irish Prime Minister’s Ireland-America Economic Advisory Board, and from January-March 1999, he served as Non-Executive Chairman of Telecom Eireann, Ireland’s incumbent telephone company. Thompson received his M.B.A. from Harvard’s Graduate School of Business, and holds an undergraduate degree in chemical engineering from the University of Massachusetts.

Mr. Thompson brings to our Board of Directors significant experience in the telecommunications industry, including experience as an executive chairman at Global Telecom & Technology and chairman at Comsat International. His executive officer experience at Global TeleSystems Group and MCI Communications Corporation provides him with the management experience to assist in the oversight of our operations and strategic objectives. He has served on the board of directors of a number of companies, including Axcelis Technologies, Inc. and Sonus Networks, Inc.

David Wasserman—Director since April 2002. Mr. Wasserman is a financial principal at Clayton, Dubilier & Rice, Inc. (“CD&R”), which he joined in 1998. Prior to joining CD&R, he was employed at Goldman, Sachs & Co. in the Principal Investment Area. He has also been employed by Fidelity Capital and as a management consultant. Mr. Wasserman has served on the Board of Directors of Culligan Ltd. (since October 2004), ServiceMaster Global Holdings, Inc. (since March 2007) and Hertz Global Holdings (since August 2005). He formerly served as a director of Kinko’s Inc. (from November 2000 to February 2004) and Covansys Corporation (from April 2000 to July 2007).

Mr. Wasserman brings to our Board of Directors significant financial experience necessary to understand and offer guidance regarding our financial performance, having served as an executive at a private equity investment firm and as a management consultant. Mr. Wasserman’s experience as a director at other companies also enables him to understand the role of the Board of Directors in the oversight of our Company. In addition, Mr. Wasserman has served as a director since 2002 and is familiar with our operations and history.

Executive Officer Profiles

John L. Flynn—Executive Vice President, General Counsel and Corporate Secretary. In May 2006, Mr. Flynn became the Executive Vice President, General Counsel and Corporate Secretary of the Company and DBSD. From July 2003 until April 2006, Mr. Flynn was counsel to the law firm of Wilmer Cutler Pickering Hale and Dorr LLP, where his practice focused primarily on communications and intellectual property law. From November 2000 until January 2003, Mr. Flynn was Vice President and Deputy General Counsel of Commerce One, Inc., a software company, where he co-managed the legal department and advised the company on corporate, regulatory and litigation matters. Mr. Flynn also served as General Counsel and Vice President of Government Affairs of rStar Broadband Networks, Inc. and, before that, was an associate at Munger, Tolles & Olson. Mr. Flynn began his legal career by serving as a law clerk to Judge Edward R. Becker on the U.S. Court of Appeals for the Third Circuit and then to Justices Byron R. White and John Paul Stevens on the U.S. Supreme Court. Mr. Flynn graduated from Stanford University with a Bachelor’s degree in Political Science, with distinction, and a Master’s degree in International Policy Studies, and he holds his law degree, magna cum laude, from the Georgetown University Law Center.

Timothy P. Leybold—Interim Senior Vice President, Chief Financial Officer. Mr. Leybold has been with the Company since January 2010 and was appointed interim Senior Vice President, Chief Financial Officer in February 2010. He has more than 30 years of experience in financial leadership roles with public and private companies. Mr. Leybold is currently a partner with Tatum, LLC, a financial consulting firm. From 2007 to 2008, he was Executive Vice President and Chief Financial Officer of Coast Crane Company, a leading equipment distribution and rental company. From 2004 to 2007, he served as Executive Vice President and Chief Financial Officer for Port Townsend Paper Corp., a $350 million market leader in the corrugated paper industry. He has also held senior finance roles with The Port Blakely Company and RLC Industries, Inc. He was previously a CPA with a leading international public accounting firm. Mr. Leybold holds an M.B.A. from the University of Oregon and an undergraduate degree in business administration from the University of Portland.

Mr. Leybold was the Chief Financial Officer of Port Townsend Paper Corp. which, in January 2007, filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of Washington. Port Townsend Paper Corp. exited Bankruptcy in August 2007, under new management.

David Bagley—Senior Vice President, Corporate Development. Mr. Bagley has been Senior Vice President, Corporate Development since July 2002. Mr. Bagley has over 20 years of experience in the telecommunications industry. Mr. Bagley also serves as DBSD’s Senior Vice President, Corporate Development. From June 2000 to June 2001, he was Vice President of Business Development for IPWireless, where he was in charge of spectrum acquisition, strategic partnering and regulatory affairs. Mr. Bagley spent four years at AirTouch and Vodafone, which acquired AirTouch in 1999. He held various Corporate Development positions working on transactions throughout the world. His most recent position was head of Corporate Development for the Americas for Vodafone. Prior to AirTouch, Mr. Bagley spent eight years at SBC Communications in finance and Corporate Development positions. Mr. Bagley holds a Bachelor’s degree in Accounting and Economics from Pacific University and a Master’s degree in International Management from Thunderbird Graduate School of International Management.

Robert S. Day, Jr.—Senior Vice President, Space Systems. Mr. Day has been Senior Vice President, Space Systems since July 2002. Mr. Day has been with the Company for over nine years and has over 28 years of telecommunications industry experience. Mr. Day serves as Senior Vice President, Space Systems for both the Company and DBSD and is responsible for the design, procurement, deployment, and operation of the DBSD North America space segment. The space segment includes the DBSD satellite, launch vehicle, gateway, satellite control center, and satellite operations. His areas of expertise include satellite design, integration, test, launch, operations, and system engineering. Prior to joining the Company, he was the Vice President of Space Technology for Teledesic LLC. Mr. Day also spent 19 years at Hughes Space and Communications where he provided system engineering leadership or served as program manager for several major geosynchronous satellite programs. He led the integration, test, and launch team for the first HS601 satellite, and served as the Deputy Business Unit Leader for Spacecraft Design and Production at Hughes. Mr. Day holds a Bachelor’s degree in General Engineering from the University of Illinois, a Master’s degree in Mechanical Engineering from UCLA, and a certificate in Astronautical Engineering from UCLA.

David Zufall—Senior Vice President, Network Systems. Mr. Zufall has been Senior Vice President, Network Systems since January 2006. During the 12 years prior to joining the Company, Mr. Zufall served in a number of technical and operational capacities at Nextel Communications, Inc., including Vice President, Infrastructure Technology Development and Vice President, Network Architecture/Chief Architect. Nextel operated a nationwide digital cellular network in the United States. Mr. Zufall had responsibility for working with partners in Nextel’s strategy and marketing divisions to establish Nextel’s long-term network and technology roadmap. Mr. Zufall holds a Bachelor of Sciences degree in Electrical Engineering and an M.B.A. in Finance and International Business, both from Columbia University.

Each of Messrs. Flynn, Bagley, Day and Zufall also hold the same office with our deconsolidated subsidiary, DBSD. As described above, DBSD and its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. This matter is still pending.

Meetings of the Board of Directors

The Board of Directors met eleven times during the last fiscal year. All directors except David Wasserman attended at least 75% of the aggregate of the meetings of the Board of Directors, and of the committees on which they served, held during the period for which they were directors or committee members, respectively.

Information Regarding Committees of the Board of Directors

The Board of Directors has three standing committees: an Audit Committee, a Compensation Committee, and a Strategy Committee. The following table provides membership and meeting information for fiscal 2009 for each of the Board committees:

Name	Audit		Compensation		Strategy
Mr. Benjamin G. Wolff*
Mr. Craig O. McCaw					X	†
Mr. J. Timothy Bryan**
Mr. Samuel L. Ginn	X				X
Mr. Nicolas Kauser
Mr. Barry L. Rowan	X	†	X
Mr. H. Brian Thompson	X		X	†
Mr. David Wasserman
Total meetings in fiscal 2009	4		7		0

*	Mr. Wolff became a Director and Chairman of the Board of Directors effective December 7, 2009.
**	Mr. Bryan resigned as a Director and the Company’s Chief Executive Officer effective February 5, 2009.
†	Committee Chairperson.

Audit Committee

The Audit Committee of the Board of Directors was established by the Board of Directors in accordance with Section 10A(m) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and Nasdaq Marketplace Rule 4350(d) to assist the Board of Directors in overseeing the Company’s accounting and financial reporting processes and system of internal controls; evaluating the qualifications and independence of the Company’s independent auditor; and overseeing the Company’s independent auditor. For this purpose, the Audit Committee performs several functions. The Audit Committee: (i) evaluates the performance of and assesses the qualifications and independence of the independent auditor; (ii) determines and approves the engagement of the independent auditor; (iii) determines whether to retain or terminate the existing independent auditor or to appoint and engage a new independent auditor; (iv) reviews and approves the retention of the independent auditor to perform any proposed permissible non-audit services; (v) reviews and evaluates the qualifications, performance and independence of the lead audit partner of the independent auditor and assures the regular rotation of the lead audit partner, reviewing partner and other audit engagement team partners of the independent auditor as required by law; (vi) reviews and approves or rejects transactions between the Company and any related persons; (vii) confers with management and the independent auditor regarding the effectiveness of internal controls over financial reporting; (viii) establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submissions by employees of concerns regarding questionable accounting or auditing matters; (ix) meets to review the Company’s annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing the Company’s disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and discusses, as appropriate, any major issues as to the adequacy of the Company’s internal controls and the adequacy of disclosures about changes in internal control over financial reporting; (x) annually reviews the terms of the directors and executive officers insurance coverage and approves the terms prior to the renewal of the policy; (xi) reviews and assesses the adequacy of the Company’s investment policy and recommends any proposed changes to the Board of Directors; (xii) ensures the Company maintains an internal audit capability, at least annually evaluates the performance of the Company’s internal audit capability, and discusses with the independent auditor and management the internal audit capabilities responsibilities, budget and staffing and any recommended changes in the planned scope of the internal audit; and (xiii) has such other authority, duties and responsibilities as the Board of Directors delegates to the Audit Committee. The Audit Committee is composed of three directors: Messrs. Rowan (chairman), Ginn and Thompson. The Audit Committee met four times during the last fiscal year. The Board of Directors has adopted a written charter for the Audit Committee that is available to stockholders on the Company’s website at www.ico.com.

The Board of Directors reviewed the Nasdaq listing standards definition of independence for Audit Committee members and has determined that Messrs. Rowan, Ginn and Thompson are independent (as independence is currently defined in Nasdaq Marketplace Rule 4350(d)(2)(A)(i) and (ii)). The Board of Directors has also determined that Mr. Rowan qualifies as an “audit committee financial expert,” as defined in the applicable rules of the U.S. Securities and Exchange Commission (“SEC”) and The Nasdaq Global Market (“Nasdaq”). The Board of Directors made a qualitative assessment of Mr. Rowan’s level of knowledge and experience based on a number of factors, including his formal education and experience as a chief financial officer for public reporting companies.

Compensation Committee

The Compensation Committee of the Board of Directors was established by the Board of Directors to: (i) act on behalf of the Board of Directors in fulfilling the Board of Director’s responsibilities to oversee the Company’s compensation policies, plans and programs; (ii) review and determine the compensation to be paid to the Company’s executive officers and directors; (iii) review the Compensation Discussion and Analysis (“CD&A”) with management and make a recommendation as to whether the CD&A should be included in the Company’s annual report and/or proxy statement; (iv) prepare and review the Compensation Committee report included in the Company’s annual proxy statement in accordance with applicable rules and regulations of the SEC in effect from time to time; and (v) perform such other functions as may be deemed necessary or convenient in the efficient and lawful discharge of the foregoing.

The Compensation Committee is composed of two directors: Messrs. Thompson (chairman) and Rowan, each of whom is an independent director. The Compensation Committee met seven times during the last fiscal year. The Compensation Committee has adopted a written charter that is available to stockholders on the Company’s website at www.ico.com.

Strategy Committee

The Strategy Committee is available to assist the Board of Directors in shaping its business strategy as the Company develops, including recommending and evaluating potential strategic transactions. The Strategy Committee is composed of two directors: Messrs. McCaw (chairman) and Ginn. The Strategy Committee did not meet during the last fiscal year.

Board of Directors Leadership Structure

The Board of Directors believes that having Mr. Wolff hold the positions of Chairman and Chief Executive Officer provides an effective and appropriate leadership structure for the Company at this time. The Board of Directors believes that combining the roles of Chairman and CEO promotes unified leadership and direction for the Board of Directors and management. Moreover, in the view of the Board of Directors, this arrangement provides alignment and accountability in the development and execution of the Company’s strategic initiatives and business. Mr. Wolff is highly familiar with the Company’s business and industry from his previous service as a Director of the Company and Co-Chairman and CEO of Clearwire, and the Board of Directors believes he can best set the strategic direction for the Company and lead management to execute on that strategic direction by acting in his combined role.

Risk Oversight Policies

Our Board of Directors is responsible for providing risk oversight policies. Our management team is charged with implementing these policies and managing our risk profile on a daily basis.

The Board of Directors has an active role, as a whole and also at the committee level, in overseeing management of the Company’s risks. The Board of Directors regularly reviews information regarding the Company’s credit, liquidity and operations, as well as the risks associated with each. The Compensation Committee is responsible for overseeing the management of risks related to the Company’s executive compensation plans and arrangements. The Audit Committee oversees management of financial risks as well as having oversight of the enterprise risk management of the Company. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board of Directors is regularly informed through committee reports about such risks.

Risk Analysis of Compensation Plans

The Compensation Committee has reviewed the compensation policies as generally applicable to the Company’s employees and believes that these policies do not encourage excessive and unnecessary risk-taking that is reasonably likely to have a material adverse effect on the Company. The design of the compensation policies and programs encourage the employees to remain focused on both the short-and long-term goals of the Company. For example, while the cash bonus plan measures performance on an annual basis, the equity awards typically vest over a number of years, which we believe encourages the employees to focus on sustained stock price appreciation, thus limiting the potential for excessive risk-taking.

Corporate Governance

Compensation Committee Processes and Procedures

In accordance with its charter, the Compensation Committee meets at least one time annually and with greater frequency if necessary. In 2009, it met seven times. The Chairman of the Compensation Committee, the Chairman of the Board of Directors or the Chief Executive Officer may call meetings. From time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the Compensation Committee to make presentations, provide financial or other background information or advice, or otherwise participate in Compensation Committee meetings. The Chief Executive Officer may not participate in or be present during any deliberations or determinations of the Compensation Committee regarding his compensation. The charter of the Compensation Committee grants the Compensation Committee full access to all books, records, facilities and personnel of the Company, as well as the authority to obtain, at the expense of the Company, advice and assistance from internal and external legal, accounting or other advisors and consultants and other external resources that the Compensation Committee considers necessary or appropriate in the performance of its duties. In particular, the Compensation Committee has the authority to retain compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultants’ reasonable fees and other retention terms.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee is, or was during the Company’s last fiscal year, an officer or employee of ICO, and none of the Company’s executive officers serves, or during the Company’s last fiscal year served, as a member of a compensation committee (or other board committee performing equivalent functions) of any entity that has one or more executive officers serving as a member of the Company’s Compensation Committee. No member of the Compensation Committee during the last fiscal year was formerly an officer of the Company. No executive officer of the Company serves, or during the Company’s last fiscal year served, as a director of another entity, one of whose directors sits on the Company’s Compensation Committee.

Stockholder Communications with the Board of Directors

Historically, the Company has not provided a formal process related to stockholder communications with the Board of Directors. Nevertheless, the Company believes it has provided for the views of its stockholders to be heard by the Board of Directors or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner. Stockholders may submit questions to the Investor Relations department by going to the Investor Relations section of the Company’s website at www.ico.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2009, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with on a timely basis.

Code of Conduct and Ethics

The Company has adopted the ICO Global Communications (Holdings) Limited Code of Conduct and Ethics that applies to all officers, directors and employees. The Code of Conduct and Ethics is available on the Company’s website at www.ico.com. If the Company makes any substantive amendments to the Code of Conduct and Ethics or grants any waiver from a provision of the Code of Conduct and Ethics to any executive officer or director, the Company will promptly disclose the nature of the amendment or waiver on its website.

Independence of the Board of Directors

Controlled Company

Under the Nasdaq Marketplace Rules, a “controlled company” is a company of which more than 50% of the voting power is held by an individual, a group or another company. The Board of Directors has determined that ICO is a “controlled company” within the meaning of the Nasdaq listing standards. The basis for the Board of Directors’ determination that the Company is a “controlled company” is the beneficial ownership of approximately 65.8% of the voting power of the Company’s outstanding capital stock, as of April 1, 2010 by Eagle River Satellite Holdings, LLC (“ERSH”), Eagle River Partners, LLC (“ERP”) and Eagle River, Inc. Eagle River Investments, LLC is the sole member of ERSH. Benjamin G. Wolff, our Chairman and Chief Executive Officer, is the President of ERSH and Eagle River Investments, LLC and Craig

O. McCaw, one of our directors, is the sole manager and beneficial member of Eagle River Investments, LLC. As a “controlled company” under Nasdaq corporate governance requirements, ICO is exempted from complying with (1) Nasdaq’s requirement that a majority of the Board of Directors consist of independent directors, (2) Nasdaq’s requirement that the compensation of officers be determined, or recommended to the Board of Directors for determination, by a majority of the independent directors or a compensation committee comprised solely of independent directors, and (3) Nasdaq’s requirement that director nominees be selected, or recommended for the Board of Directors’ selection, by a majority of the independent directors or a nominating committee comprised solely of independent directors with a written charter or board resolution addressing the nomination process. The Company has elected to use these exemptions available to controlled companies. The members of the Compensation Committee of the Board of Directors are independent directors although this exemption permits the Board of Directors to appoint non-independent directors to the Compensation Committee.

Nominations Process

Because the Company qualifies as a “controlled company,” and in part as a result of the historically low turnover of its members, the Board of Directors has not established a nominating committee comprised solely of independent directors and has not adopted a nominating committee charter or a policy for the nomination of directors, other than as set out in the Company’s Bylaws.

The Board of Directors consults with the Company’s counsel to ensure that its determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of the Nasdaq, as in effect from time to time. Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditor, the Board of Directors has determined that Messrs. Ginn, Rowan, Thompson, and Wasserman are independent directors within the meaning of the applicable Nasdaq listing standards.

During the year ended December 31, 2009, there were no changes to the procedures by which stockholders may recommend nominees to our Board of Directors.

The Company does not have a formal policy on diversity for its Board of Directors.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

The primary goals of the Company’s executive officer compensation program are to tie compensation to achievement of specified performance objectives, to attract and retain talented and dedicated executives, and to align the Company’s executive officers’ interests with those of its stockholders. The elements of this executive compensation program (some or all of which may be applicable to any particular executive) include the following: base salary, annual bonus, equity incentive compensation and other compensation. Each element is designed to achieve one or more of the Company’s goals regarding performance, alignment and retention.

While the Compensation Committee sets and oversees compensation policy for all of the Company’s executive officers and directors, this discussion and analysis is limited to compensation granted to the Company’s named executive officers.

The Company or its indirect, deconsolidated subsidiary, DBSD Satellite Services G.P. (“DBSD Satellite”), have entered into employment letters or agreements with each of our named executive officers that, as modified by our Board of Directors or Compensation Committee from time to time, set the salary and, where applicable, targets for an annual discretionary bonus for the applicable calendar year. Compensation costs are shared between the Company and DBSD according to the amount of time of each named executive officer is expected to devote to each company, as determined by the Board of Directors of each company. In January 2010, in connection with the deconsolidation of DBSD from the Company, the Board of Directors of DBSD established a Compensation Committee composed of independent directors, which sets the compensation components and amounts paid by DBSD, including compensation to our named executive officers for work performed for DBSD.

Compensation Objectives

The Compensation Committee designs compensation packages that seek to serve the goals of performance, alignment and retention.

Performance

One goal of the Company’s executive compensation program is to reward individual performance and contributions toward Company performance over a long period of time. At this stage of its development, the Company measures its performance primarily based on achievement of key strategic goals such as the development of its satellite system and achievement of other operational milestones. The following elements of compensation are designed to achieve this goal:

•

equity incentive compensation in the form of stock options and restricted stock awards, the value of which is contingent upon the performance of the Company’s share price, and subject to vesting schedules that require continued service with the Company and/or the achievement of certain performance conditions;

•

in the case of Mr. Wolff, a discretionary cash bonus opportunity, provided under his employment agreement, equal to 100% of his current annual base salary, based upon individual and Company performance; and

•

in the case of Messrs. Flynn, Bagley and Day, a discretionary cash bonus opportunity, provided under each executive’s employment arrangement equal to 30% of each executives’ current annual base salary, based upon individual and Company performance.

Base salary amounts and cash bonuses are designed to reward annual achievements based upon responsibilities, demonstrated leadership, and management experience and effectiveness.

Alignment

The Company seeks to align the interests of its named executive officers with those of its stockholders by evaluating executive performance on the basis of key operational measurements which the Company believes closely correlate to long-term stockholder value. The element of compensation that most directly aligns the interests of named executive officers with stockholders is equity incentive compensation, which links a significant portion of compensation to stockholder value because the total value of those awards is tied to stock price appreciation.

Retention

The Company competes for executive talent in the technology and telecommunications industries and small and mid-cap public companies generally. The Company intends to pay competitive salaries as well as a competitive total compensation package. To encourage retention of its named executive officers, the Company makes a substantial portion of their compensation dependent upon continued service. The Company’s equity incentive compensation awards require long-term continued service to receive any, or the maximum, payout.

Implementing the Company’s Objectives

Determining Compensation

The Compensation Committee determines compensation for named executive officers after reviewing the overall performance of the Company and evaluating executive performance during the year. The Compensation Committee evaluates executive performance based upon leadership, operational performance, responsibilities, and career with the Company. Specific factors affecting compensation decisions for the Company’s named executive officers include:

•	achievement of specific operational goals for the Company, including sustained progress in furtherance of its business; and

•

achievement of strategic objectives such as maintaining the value of the Company’s assets, including those related to taxes, litigation and spectrum; entering into key transactions; and achieving financial and other corporate goals.

The Company considers competitive market compensation paid by other communications companies, but does not attempt to maintain a certain target percentile within a peer group or otherwise rely on data to determine executive compensation. The Company maintains flexibility in its compensation program and in the assessment process which enables the Company to respond to and adjust for its evolving business environment.

The Company designs the mix of compensation elements to reward recent results and to motivate long-term performance through a combination of cash and equity incentive awards. The Company also seeks to balance compensation elements that are based on operational and strategic measures with others that are based on the performance of its stock. The Company believes the most important indicator of whether its compensation objectives are being met is its ability to motivate and to retain its named executive officers on a cost-effective basis.

Management’s Role

Management coordinates the annual review of the compensation programs for all of the Company’s named executive officers. This includes an evaluation of individual and Company performance, competitive practices and trends, and various compensation issues. Based on the outcomes of this review, management makes recommendations to the Compensation Committee regarding the compensation of each of the named executive officers, other than the Chief Executive Officer. The Compensation Committee believes that input from management provides useful information and points of view to assist the Compensation Committee in making compensation decisions. Although the Compensation Committee receives information and recommendations regarding the design and level of compensation of the Company’s named executive officers from management, the Compensation Committee makes the final decisions as to the plan design and compensation levels for these executives.

Compensation Committee

The Compensation Committee has overall responsibility for the review, evaluation and approval of programs to ensure that they are reasonable, consistent with the Company’s stated compensation objectives and consistent with its business goals and objectives. The current members of the Compensation Committee are Mr. Thompson, who serves as the chairman, and Mr. Rowan.

The Compensation Committee has authority and responsibility for the review, evaluation and approval of the compensation for all of the Company’s executive officers and directors. This includes establishing compensation objectives, and policies and plans covering the Company’s executive officers. The Compensation Committee also conducts an annual review of the Chief Executive Officer and approves his annual compensation.

Annual Review of Executive Compensation

The pay of each executive officer is not determined by a formula, but in comparison to positions with similar responsibilities and impact on operations in the market generally and within our Company. Each year, the Compensation Committee evaluates each named executive officer’s total compensation, equity holdings and merit history, including management’s recommendations regarding the appropriate compensation for each named executive officer other than the Chief Executive Officer. In making its decisions on each named executive officer’s compensation, the Compensation Committee considers the nature and scope of all elements of the executive officer’s total compensation package, responsibilities, and his or her effectiveness in supporting the Company’s key strategic, operational and financial goals. The Compensation Committee also considers recommendations from the Chief Executive Officer regarding total compensation for those officers reporting directly to him.

For 2009, the Compensation Committee reviewed the information prepared by management, considered each executive’s contribution to the achievement of strategic goals and objectives, the executive’s overall compensation and other factors to determine the appropriate level and mix of incentive compensation.

Equity Grant Practices

The Company’s equity grant process authorizes the Company’s Chief Executive Officer to grant options to newly hired employees and consultants who do not directly report to him and are not reporting persons for purposes of Section 16 of the Exchange Act, subject to certain limitations. The option must have an exercise price equal to the closing share price on the date of grant, which is to be made on the 15th of each month that is on or after the service provider’s service start date. The number of shares covered by the option are limited based on the position (up to 250,000 shares for an employee who is a senior vice president), and the total number of shares covered by options granted by the Chief Executive Officer cannot exceed 2,000,000 shares unless further approval is obtained from the Board of Directors. For new hires not subject to the process described above, the Board of Directors (either by itself or through the Compensation Committee) continues to approve the relevant grants, with an exercise price equal to the closing share price on the date of grant, which is to be made on the 15th of the month that is on or following the new hire’s or consultant’s start date and the authorizing action of the Board of Directors or Compensation Committee.

Tax Deductibility

Section 162(m) of the Internal Revenue Code imposes a $1,000,000 limit on the amount that a public company may deduct for compensation paid to the Company’s Chief Executive Officer or any of the Company’s four most highly compensated executive officers (other than the Chief Executive Officer and Chief Financial Officer) who are employed as of the end of the year. This limitation does not apply to compensation that meets the requirements under Section 162(m) for “qualifying performance-based” compensation.

Employment Letters and Agreements

The Company or its indirect, deconsolidated subsidiary, DBSD Satellite, have entered into an employment letter or agreement with each of our named executive officers that, among other things, provides for a target base salary, subject to adjustment by the Compensation Committee from time to time. Each of our named executive officers serves at the will of the Board of Directors, and the Company may terminate each executive’s employment at any time. If the Company terminates the employment of Mr. Wolff without cause, or if Mr. Wolff leaves the Company for good reason, the Company must: (i) pay an amount equal to two times the sum of his base salary then in effect plus 100% of his target bonus, (ii) continue health benefits subject to certain conditions, and (iii) vest all options and shares of restricted stock in which he would have vested through the second anniversary of the date of termination. If the Company terminates Mr. Flynn without cause, the Company must pay continued salary and vesting of options and restricted stock (if applicable) for a period of six months. If the Company terminates the employment of Mr. Bagley without cause, the Company must pay him 30 days’ salary during that period (or may elect to give 30 days’ notice in the alternative) and pay one month of medical and dental benefits, plus a pro-rated bonus; however, as of the effective date of the Plan of Reorganization for DBSD, Mr. Bagley will be entitled to six months of base salary if he is terminated without cause. If the Company terminates the employment of Mr. Day without cause, the Company must pay him six month’s salary during that period (or may elect to give six months notice in the alternative). Mr. Leybold’s appointment is on an interim basis though a contractual arrangement with Tatum, LLC. This appointment may be terminated after the expiration of a 90 day minimum term by providing 30 days’ prior written notice. For additional information about the employment agreements, see “Potential Payments Upon Termination or Change-in-Control” below.

Compensation Elements

The Company’s executive compensation program includes the following elements: base salary, annual bonus, equity incentive compensation and other compensation (which collectively represent an executive officer’s total direct compensation, as reported below). For 2009, the mix of the total direct compensation elements for each of the named executive officers is as follows:

Percent of Total Direct Compensation

Officer	Base Salary and Other Compensation	Annual Bonus and Non-Equity Incentive Compensation	Equity and Long-Term Incentive Awards
Mr. Bryan*	100.0%	0.0%	0.0%
Mr. Corkery*	100.0%	0.0%	0.0%
Mr. Wolff*	0.0%	0.0%	0.0%
Mr. Jorgens*	100.0%	0.0%	0.0%
Mr. Flynn	81.4%	18.6%	0.0%
Mr. Bagley	81.5%	18.5%	0.0%
Mr. Day	81.4%	18.6%	0.0%

*	Effective February 5, 2009, Mr. Bryan resigned his position as Chief Executive Officer and became a consultant to the Company. Effective February 5, 2009, Mr. Corkery was named acting Chief Executive Officer and Executive Vice President, Chief Financial Officer by the Board of Directors, a position he held until December 31, 2009. Mr. Wolff became our interim Chief Executive Officer on December 31, 2009, and on February 17, 2010, was named our Chief Executive Officer effective as of January 1, 2010. Mr. Jorgens resigned his position as President effective June 30, 2009 and became a consultant to the Company. Mr. Jorgens’ consulting agreement expired on February 28, 2010. For additional information, see “Potential Payments Upon Termination or Change-In-Control, Employment Letters and Agreements” below.

Base Salary

Base salaries for the Company’s named executive officers are established based on the scope of their responsibilities, taking into account the Compensation Committee’s telecommunications industry experience and judgment in its determination of competitive salaries paid by other companies for similar positions. There were no increases in base pay for any of our named executive officers during 2009.

Annual Bonus

The employment agreement for Mr. Wolff provides that he is eligible for a discretionary annual bonus equal to 100% of his salary. This award is intended to compensate Mr. Wolff for achieving financial and operational goals and for achieving individual annual performance objectives as set by the Compensation Committee. The employment arrangements for Messrs. Flynn, Bagley and Day provide that they are eligible for a discretionary annual bonus based on 30% of each executive’s base salary. In addition to bonus awards provided for in executive employment agreements, the Compensation Committee has the authority to award discretionary annual bonuses and to set the terms and conditions of those bonuses.

The annual bonus awards are intended to compensate Messrs. Flynn, Bagley and Day for achieving financial and operational goals and for achieving individual annual performance objectives. The primary 2009 objectives for Mr. Flynn were to secure a court judgment based on the 2008 jury verdicts in the Company’s litigation against The Boeing Company (“Boeing”) and its satellite subsidiary, defeat post-trial motions directed against that judgment and progress the appeal of the case, as well as to meet all compliance obligations and advance the international litigation aimed at preserving the Company’s spectrum position. The primary 2009 objectives for Mr. Bagley were to develop and negotiate with potential strategic partners, manage and negotiate vendor contracts, evaluate new business opportunities, and lead international efforts to maintain the Company’s spectrum position. The primary 2009 objectives for Mr. Day were to safely operate the Company’s F2 Medium Earth Orbit (“MEO”) satellite, maintain the MEO hardware in storage and maintain the Company’s ground-based satellite access node operations, support the Boeing litigation and assist in the development of strategic partnerships.

On April 6, 2010, the Compensation Committee awarded cash bonuses to the Company’s named executive officers based upon the Company’s 2009 performance and the individual executive officer’s performance for 2009. The bonuses were awarded at 80% of target, which is 30% of each named executive’s current annual base salary, including for Mr. Flynn, who is now eligible for a 30% bonus target. In setting the bonuses at 80% of target, the Compensation Committee considered a number of factors, including the strong performance of each named executive officer in meeting respective objectives, the success of the Company in achieving operational goals, the need to retain key executives, and the fact that the Company’s subsidiary, DBSD, filed for bankruptcy protection, ultimately resulting in its deconsolidation from the Company. In April 2010, Messrs. Flynn, Bagley and Day received bonuses of $94,380, $69,290 and $65,805, respectively. Under the cost-sharing arrangement with DBSD, the Company paid $23,595, $10,394 and $9,871, respectively, of these amounts. For additional information about the employment agreements, see “Potential Payments Upon Termination or Change-in-Control” below.

Equity Incentive Compensation

The Company’s equity incentive compensation program consists of stock options and restricted stock awards. The Company grants equity awards as long-term incentive compensation for its named executive officers. Equity awards allow the executive to acquire and maintain stock ownership in the Company and encourage the executive to remain employed by the Company to satisfy the vesting conditions. The equity awards are granted under the 2000 Stock Incentive Plan as Amended and Restated Effective June 15, 2007 (“Plan”). The Plan permits the grant of options and stock awards.

The Company records stock-based compensation expense on stock options and restricted stock awards issued to its named executive officers in accordance with Accounting Standards Codification (“ASC”) 718 Stock Compensation (formerly Statement of Financial Accounting Standards 123 (revised 2004), Share-Based Payment (“ASC 718”).

In 2007, the Company awarded restricted stock awards to each of its named executive officers as part of a program extended to the Company’s employees in general. The restricted stock awards combine performance and time-based conditions to encourage both the meeting of key Company goals and retention. The restricted stock awards vest in accordance with specific performance conditions. The performance conditions are: (i) certify to the FCC that the

Company’s geosynchronous earth orbit satellite is operational (“ICO G1 Condition”); (ii) demonstrate DVB-SH/GMR through the DBSD Alpha Trial (“Alpha Trial Condition”); (iii) obtain Ancillary Terrestrial Component (“ATC”) authorization from the FCC (“ATC Condition”); and (iv) retain provisional authority in Europe (“Provisional Authority Condition”). Different named executive officers have different amounts of restricted stock awards allocated to the various performance conditions depending upon their responsibilities. The percentages allocated to each performance condition for our named executive officers range from 0-70%. The portion of restricted stock awards allocated to a particular performance condition vest 50% when that condition is achieved. After the performance condition is achieved, 25% of shares allocated to that condition vest one year after the performance condition is achieved and the remaining 25% of shares allocated to that condition vest two years after the performance condition is achieved, in each case, provided the individual performs continuous services for the Company through the vesting date. All performance conditions have been met and are now subject to time-based vesting.

In 2008, the Company awarded restricted stock grants to Messrs. Flynn and Day for extraordinary efforts and results relating to the Company’s litigation with Boeing and its subsidiary, Boeing Satellite Systems International, Inc. The restricted stock grants to Messrs. Flynn and Day fully vested on January 31, 2009. The Company did not grant equity awards in 2009 to its employees due to a number of factors. These included uncertainty regarding the Company’s capital structure in light of the deconsolidation of DBSD, the possibility of a reverse stock split to address the Company’s temporary inability to meet Nasdaq’s $1 minimum bid requirement for portions of 2009 (the Company regained compliance without executing the reverse split), and the need to raise additional financing. In 2010, these issues have been addressed, and the Company expects to resume continuing service grants of restricted stock or other equity awards.

Other Compensation

Each named executive officer is eligible to participate in the health, medical and other benefits the Company makes available to all employees. The Company pays the monthly premiums for health, dental, vision insurance, long term disability and life insurance for all employees. Additionally, for the period from January 1, 2009 to March 31, 2009, the Company made a non-elective employer contribution to employee 401(k) accounts equal to 12% of the employee’s base salary, subject to Internal Revenue Service limitations. Effective April 1, 2009, the Company’s non-elective employer contribution to an employee’s 401(k) account was reduced to 3%. In January 2010, the Company’s non-elective employer contribution to an employee’s 401(k) account was increased to 8%.

In 2009, the Company paid the premium related to Mr. Jorgen’s individual disability insurance for the period from January 1, 2009 to July 31, 2009. Additionally, in 2009, Mr. Bagley received $1,522 for travel stipends and Messrs. Bryan, Jorgens and Corkery received $33,726, $58,004, and $18,049, respectively, related to vacation payout upon their separations from the Company.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included in this Amendment No. 1 to Annual Report on Form 10-K with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to Annual Report on Form 10-K. The material in this report is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of the Company the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.

COMPENSATION COMMITTEE

Mr. H. Brian Thompson, Chairman

Mr. Barry L. Rowan

DIRECTOR COMPENSATION FOR FISCAL 2009

The following table shows for the fiscal year ended December 31, 2009 certain information with respect to the compensation of all non-employee directors of the Company:

Name	Fees Earned or Paid in Cash (1)		Option Awards (2)(3)(4)	Total
Craig O. McCaw	—		$21,000	$21,000
Samuel L. Ginn	$30,000		$21,000	$51,000
Nicolas Kauser	—		$21,000	$21,000
Barry L. Rowan	$30,000		$21,000	$51,000
H. Brian Thompson	$30,000		$21,000	$51,000
David Wasserman	$30,000	(5)	$21,000	$51,000
Benjamin G. Wolff*	—		—	—

*	Mr. Wolff became a director effective December 7, 2009. For additional information on Mr. Wolff’s compensation, see “Summary Compensation Table” below.
(1)	Amounts represent annual service cash payments in the amount of $30,000 for a full year of service on the Board of Directors in accordance with the Company’s Board Compensation Policy for directors who have been determined to be independent under Nasdaq Marketplace Rule 4200(a)(15). All service cash payments were paid in quarterly installments in arrears.
(2)	Amounts represent the aggregate grant date fair value computed in accordance with ASC 718. These amounts do not reflect the actual value that may be realized by the individuals. See Note 10 of Notes to Financial Statements set forth in the Company’s Form 10-K for fiscal year 2009, filed with the SEC on March 16, 2010, for the assumptions used in determining such amounts.
(3)	Each of the directors named above (excluding Mr. Wolff) was granted a non-qualified stock option on October 1, 2009 to purchase 30,000 shares of Class A common stock with an exercise price of $0.79 per share (which is equal to the closing market price of the Company’s common stock on the date of grant) under the Plan. Each option has a term of 10 years and vests over four years from the date of grant, with 25% vesting in equal increments at the end of each annual period thereafter. The grant date fair value of each October 1, 2009 option grant, determined in accordance with ASC 718, was $21,000.

(4)	The following table sets forth the aggregate number of option awards held by each director as of December 31, 2009:

Name	Aggregate Number of Option Awards
Craig O. McCaw	270,000
Samuel L. Ginn	370,000
Nicolas Kauser	130,000
Barry L. Rowan	345,000
H. Brian Thompson	290,000
David Wasserman	270,000	(6)
Benjamin G. Wolff	120,000

(5)	Represents fees paid to Clayton, Dubilier & Rice, LLC as assignee of compensation to Mr. Wasserman.
(6)	Represents 270,000 options granted to Clayton, Dubilier & Rice, LLC as assignee of compensation to Mr. Wasserman. Mr. Wasserman disclaims beneficial ownership of the options to purchase shares held by Clayton, Dubilier & Rice, LLC.

Director Equity Compensation

Pursuant to the Company’s Board Compensation Policy in effect at December 31, 2009, members of the Board of Directors who are not employees receive an initial service option grant to purchase 100,000 shares of Class A common stock at the current fair market value at the time they are elected to the Board of Directors. The initial service options will become 25% vested following each full year of service as a Board member, beginning with the date the options are granted, with the effect that the initial service options become fully vested following four years of service. On October 1 of each year, each non-employee director is automatically granted an annual service option grant to purchase 30,000 shares of Class A common stock at the current fair market value on the date of grant. The annual service option grants will become 25% vested following each year of service on the Board of Directors, beginning as of the date of grant and continuing through the following September 30, with the effect that the annual service options become fully vested and exercisable after four years of service on the Board.

Additionally, non-employee members of the Board of Directors who serve on the Audit Committee and Strategy Committee of the Board of Directors receive options to purchase 50,000 shares of Class A common stock at the current fair market value price, granted on the date of appointment to such committee. The member of the Audit Committee who serves as chairman receives a grant to purchase an additional 50,000 shares of Class A common stock on the date appointed as chairman of the Audit Committee. All committee option grants become 25% vested following each year of service on the committee, following the date of appointment, with the effect that the committee service option grants become fully vested after four years of service on the committee, or as chairman of the Audit Committee, as applicable.

Currently, non-employee members of the Board of Directors who serve on the Compensation Committee of the Board of Directors receive options to purchase 25,000 shares of Class A common stock at the current fair market value price, granted on the date of appointment to such committee. The member of the Compensation Committee who serves as chairman receives a grant to purchase an additional 25,000 shares of Class A common stock on the date appointed as chairman of the Compensation Committee. Compensation Committee option grants become 25% vested following each year of service on the committee, following the date of appointment, with the effect that the committee service option grants become fully vested after four years of service on the committee, or as chairman of the Compensation Committee, as applicable.

Generally, all stock options granted under our Plan have a term of 10 years. Pursuant to the terms of the Plan, stock options will accelerate following a change-in-control, for some transactions, only if they are not assumed or substituted by the successor company.

The following table shows for the fiscal years ended December 31, 2009, December 31, 2008, and December 31, 2007, compensation awarded to, earned by, or paid to the Company’s Chief Executive Officers, Chief Financial Officer and its four other most highly compensated executive officers (“named executive officers”).

Summary Compensation Table for Fiscal Year 2009

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	All Other Compensation ($)(4)		Total ($)
J. Timothy Bryan,	2009	74,718	—	—	—	491,376	(5)	566,094	(17)
Chief Executive	2008	593,450	—	—	166,000	51,002	(6)	810,452
Officer*	2007	568,333	—	267,600	480,000	27,000		1,342,933
Michael P. Corkery,	2009	327,438	—	—	—	35,240	(7)	362,678	(17)
Acting Chief	2008	327,031	—	—	83,000	28,412	(8)	438,443
Executive Officer, and Executive Vice President, Chief Financial Officer*	2007	39,394	—	75,800	663,000	3,250		781,444
Benjamin G. Wolff,	2009	—	—	—	—	—		—
Interim Chief	2008	—	—	—	20,700	—		20,700
Executive Officer*	2007	—	—	—	56,100	—		56,100
Craig Jorgens,	2009	296,400	—	—	—	478,982	(9)	775,382	(17)
President*	2008	592,800	—	—	—	43,224	(10)	636,024
	2007	589,000	—	178,400	240,000	36,832	(10)	1,044,232
John L. Flynn,	2009	393,250	94,380	—	—	20,646	(11)	508,276	(17)
Executive Vice	2008	387,291	—	54,000	83,000	28,412	(12)	552,703
President, General Counsel and Corporate Secretary	2007	352,083	—	223,000	144,000	27,000		746,083
David Bagley,	2009	288,708	69,290	—	—	16,679	(13)	374,677	(17)
Senior Vice President, Corporate Development	2008	286,636	86,613	—	83,000	28,892	(14)	485,141
	2007	274,505	90,000	156,100	240,000	27,000		787,605
Robert S. Day, Jr.	2009	274,186	65,805	—	—	14,395	(15)	354,386	(17)
Senior Vice President, Space Systems	2008	270,032	82,256	54,000	83,000	28,892	(16)	518,180
	2007	245,483	112,167	223,000	480,000	27,000		1,087,650

*	Effective February 5, 2009, Mr. Bryan resigned his position as Chief Executive Officer and became a consultant to the Company. Effective February 5, 2009, Mr. Corkery was named acting Chief Executive Officer and Executive Vice President, Chief Financial Officer by the Board of Directors, a position he held until December 31, 2009. Mr. Wolff became our interim Chief Executive Officer on December 31, 2009, and on February 17, 2010, was named our Chief Executive Officer effective as of January 1, 2010. Mr. Jorgens resigned his position as President effective June 30, 2009 and became a consultant to the Company. Mr. Jorgens’ consulting agreement expired on February 28, 2010.
(1)	Amounts reported in the Bonus column reflect discretionary cash bonuses as described in more detail in the section entitled “Compensation Discussion and Analysis, Compensation Elements, Annual Bonus” above.

(2)	Amounts represent the aggregate grant date fair value computed in accordance with ASC 718. These amounts do not reflect the actual value that may or will be realized by the named executive officers. See Note 10 of Notes to Financial Statements set forth in the Company’s Form 10-K for fiscal year 2009, filed with the SEC on March 16, 2010, for the assumptions used in determining such amounts.
(3)	Amounts represent the aggregate grant date fair value computed in accordance with ASC 718. These amounts do not reflect the actual value that may or will be realized by the named executive officers. See Note 10 of Notes to Financial Statements set forth in the Company’s Form 10-K for fiscal year 2009, filed with the SEC on March 16, 2010, for the assumptions used in determining such amounts. The aggregate grant date fair value of Mr. Wolff’s option awards in 2008 and 2007 represent options granted to Mr. Wolff as compensation for services provided to the Company as a director.
(4)	Amounts include the maximum Company contribution in 2008 and 2007 of $27,600, and $27,000, respectively, to each of the named executive officer’s 401(k) account, as described in more detail in the section entitled “Compensation Discussion and Analysis” above. Mr. Corkery’s contribution in 2007 was pro-rated based on his hire date of November 19, 2007.
(5)	Amount includes $8,966 for the 2009 employer contribution to Mr. Bryan’s 401(k) account, $33,726 representing his accrued but unused vacation time through the date of his separation, and $448,684 for payment of consulting fees.
(6)	In addition to the 2008 employer contribution to Mr. Bryan’s 401(k) account, amount also includes a tax gross up related to Mr. Bryan’s relocation expenses in the amount of $19,590 and $3,812 for travel stipends.
(7)	Amount includes $17,191 for the 2009 employer contribution to Mr. Corkery’s 401(k) account, and $18,049 representing his accrued but unused vacation time through the date of his separation.
(8)	In addition to the 2008 employer contribution to Mr. Corkery’s 401(k) account, amount also includes $812 for travel stipends.
(9)	Amount includes $22,230 for the 2009 employer contribution to Mr. Jorgens’ 401(k) account, $58,004 representing his accrued but unused vacation time through the date of his separation, $3,688 related to premiums paid by the Company in 2009 related to Mr. Jorgens’ individual disability insurance and $395,060 for payment of consulting fees.
(10)	In addition to the 2008 and 2007 employer contributions to Mr. Jorgens’ 401(k) account, amount includes Company paid premiums related to Mr. Jorgens’ supplemental life insurance and individual disability insurance of $1,510 and $6,322, respectively. Also includes $2,000 paid towards Mr. Jorgen’s tax return preparation fees. The 2008 amount also includes $5,792 for travel stipends.
(11)	Amount represents 2009 employer contribution to Mr. Flynn’s 401(k) account.

(12)	In addition to the 2008 employer contribution to Mr. Flynn’s 401(k) account, amount also includes $812 for travel stipends.
(13)	Amount includes $15,157 for the 2009 employer contribution to Mr. Bagley’s 401(k) account and $1,522 for travel stipends.
(14)	In addition to the 2008 employer contribution to Mr. Bagley’s 401(k) account, amount also includes $1,292 for travel stipends.
(15)	Amount represents 2009 employer contribution to Mr. Day’s 401(k) account.
(16)	In addition to the 2008 employer contribution to Mr. Day’s 401(k) account, amount also includes $1,292 for travel stipends.
(17)	Amounts include DBSD’s proportionate share of total compensation of $82,187, $181,339, $266,225, $381,207, $317,182 and $301,228 for Mr. Bryan, Mr. Corkery, Mr. Jorgens, Mr. Flynn, Mr. Bagley and Mr. Day, respectively.

Grants of Plan-Based Awards

During the fiscal year ended 2009, the Company did not grant any plan-based awards to any named executive officer.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

The material terms of our named executive officers’ employment letters and agreements are described in the “Potential Payments Upon Termination or Change-In-Control” section below.

Additional information regarding the material terms of equity awards granted during 2009 and the amount of salary and bonus in proportion to total compensation are included in the “Compensation Discussion and Analysis” section above under “Compensation Elements.”

Outstanding Equity Awards

The following table shows certain information regarding outstanding equity awards at December 31, 2009 for the named executive officers.

Outstanding Equity Awards at December 31, 2009

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)		Market Value of Shares of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Unearned Shares That Have Not Vested ($)
Mr. Bryan*	2,000,000	—	(1)	—	4.25	11/14/2015	—		—		—	—
	150,000	50,000	(1)(2)	—	5.90	10/3/2016	—		—		—	—
	100,000	100,000	(1)(2)	—	4.46	10/22/2017	18,750	(1)(3)	20,250	(16)	—	—
	50,000	150,000	(1)(4)	—	1.08	12/2/2018	—		—		—	—
Mr. Corkery*	162,500	—		—	3.79	11/19/2017	—		—		—	—
	25,000	—		—	1.08	12/2/2018	—		—		—	—
Mr. Wolff*	30,000	—		—	4.25	11/14/2015	—		—		—	—
	22,500	7,500	(5)	—	5.85	10/1/2016	—		—		—	—
	15,000	15,000	(5)	—	3.50	10/1/2017	—		—		—	—
	7,500	22,500	(5)	—	1.01	10/1/2018	—		—		—	—
Mr. Jorgens*	50,000	—	(6)	—	10.92	11/27/2011	—		—		—	—
	500,000	—	(6)	—	4.25	11/14/2015	—		—		—	—
	102,750	34,250	(6)(7)	—	5.90	10/3/2016	—		—		—	—
	50,000	50,000	(6)(8)	—	4.46	10/22/2017	11,000	(3)	11,880	(16)	—	—
	25,000	75,000	(6)(9)	—	1.08	12/2/2018	—		—		—	—
Mr. Flynn	262,500	87,500	(10)	—	5.88	5/8/2016	—		—		—	—
	39,375	13,125	(11)	—	5.90	10/3/2016	—		—		—	—
	30,000	30,000	(12)	—	4.46	10/22/2017	15,625	(3)	16,875	(16)	—	—
	25,000	75,000	(9)	—	1.08	12/2/2018	—		—		—	—
Mr. Bagley	250,000	—		—	4.25	11/14/2015	—		—		—	—
	31,875	10,625	(13)	—	5.90	10/3/2016	—		—		—	—
	50,000	50,000	(8)	—	4.46	10/22/2017	9,625	(3)	10,395	(16)	—	—
	25,000	75,000	(9)	—	1.08	12/2/2018	—		—		—	—
Mr. Day	80,465	—		—	10.91	12/5/2010	—		—		—	—
	29,792	—		—	10.91	12/5/2010	—		—		—	—
	275,000	—		—	4.25	11/14/2015	—		—		—	—
	56,250	18,750	(14)	—	5.90	10/3/2016	—		—		—	—
	100,000	100,000	(15)	—	4.46	10/22/2017	12,500	(3)	13,500	(16)	—	—
	25,000	75,000	(9)	—	1.08	12/2/2018	—				—	—

*	Effective February 5, 2009, Mr. Bryan resigned his position as Chief Executive Officer and became a consultant to the Company. Effective February 5, 2009, Mr. Corkery was named acting Chief Executive Officer and Executive Vice President, Chief Financial Officer by the Board of Directors, a position he held until December 31, 2009. Mr. Wolff became our interim Chief Executive Officer on December 31, 2009, and on February 17, 2010, was named our Chief Executive Officer effective as of January 1, 2010. Mr. Jorgens resigned his position as President effective June 30, 2009 and became a consultant to the Company. Mr. Jorgens’ consulting agreement expired on February 28, 2010.

(1)	Pursuant to the terms of Mr. Bryan’s consulting agreement, Mr. Bryan continues to vest in his stock options and restricted stock awards granted in connection with his service as an employee as long as he remains a service provider under the consulting agreement. The Compensation Committee approved an extension of the exercise period to permit Mr. Bryan to exercise any of his vested stock options during the 12-month period following the expiration of his consulting agreement. Mr. Bryan’s consulting agreement terminates on August 15, 2010.
(2)	50,000 options are scheduled to vest on each of October 3, 2010, October 22, 2010 and October 22, 2011; however, Mr. Bryan’s consulting agreement is scheduled to terminate on August 15, 2010.
(3)	Restricted stock awards contain performance and service conditions to encourage the attainment of key performance targets and retention of employees. The portion of restricted stock awards allocated to a particular performance condition vest 50% when that performance condition is achieved. After the performance condition is achieved, 25% of shares allocated to that performance condition vest one year after the performance condition is achieved and the remaining 25% of shares allocated to that condition vest two years after the performance condition is achieved. The percentages allocated to each performance condition for our named executive officers range from 0-70%. Mr. Jorgens ceased vesting his restricted stock upon termination of his consulting agreement on February 28, 2010.

The remaining number of shares in each named executive officer’s restricted stock award that are allocated to each performance condition are scheduled to vest in the stated amounts on each of the dates listed as follows:

named executive officer	ICO G1 Condition (May 9, 2010)	Alpha Trial Condition (December 23, 2010)	Provisional Authority Condition (December 31, 2010)	ATC Condition (January 15, 2010) (January 15, 2011)
Mr. Bryan	3,750	3,750	3,750	3,750
Mr. Corkery	—	—	—	—
Mr. Flynn	3,125	3,125	3,125	3,125
Mr. Bagley	3,500	3,500	875	875
Mr. Day	8,750	1,250	2,500	—

(4)	50,000 options are scheduled to vest on each of December 2, 2010, December 2, 2011 and December 2, 2012; however, Mr. Bryan’s consulting agreement is scheduled to terminate on August 15, 2010.
(5)	7,500 options are scheduled to vest on every October 1, beginning with October 1, 2010, through October 1, 2012 for continued Board service, until fully vested.
(6)	Pursuant to the terms of Mr. Jorgens’ consulting agreement, Mr. Jorgens continued to vest in his stock options and restricted stock awards granted in connection with his service as an employee as long as he remained a service provider under the consulting agreement. Mr. Jorgens’ consulting agreement terminated on February 28, 2010. The Compensation Committee approved an extension of the exercise period to permit Mr. Jorgens to exercise any of his vested stock options during the 12-month period following the expiration of his consulting agreement.
(7)	34,250 options were scheduled to vest on October 3, 2010; however, Mr. Jorgens’ consulting agreement terminated on February 28, 2010.
(8)	25,000 options were scheduled to vest on each of October 22, 2010 and October 22, 2011; however, Mr. Jorgens’ consulting agreement terminated on February 28, 2010.
(9)	25,000 options are scheduled to vest on each of December 2, 2010, December 2, 2011 and December 2, 2012; except for Mr. Jorgens, whose consulting agreement terminated on February 28, 2010.
(10)	87,500 options are scheduled to vest on May 8, 2010.
(11)	13,125 options are scheduled to vest on October 3, 2010.
(12)	15,000 options are scheduled to vest on each of October 22, 2010 and October 22, 2011.
(13)	10,625 options are scheduled to vest on October 3, 2010.
(14)	18,750 options are scheduled to vest on October 3, 2010.
(15)	50,000 options are scheduled to vest on each of October 22, 2010 and October 22, 2011.
(16)	The market value of stock was computed by multiplying the number of shares by our closing stock price on December 31, 2009, $1.08 per share.

Option Exercises and Stock Vested

The following table shows for the fiscal year ended December 31, 2009, certain information regarding option exercises and stock vested during the last fiscal year with respect to the named executive officers:

Option Exercises And Stock Vested In Fiscal 2009

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (1) ($)
Mr. Bryan*	—	—	18,750	18,788
Mr. Corkery*	—	—	6,250	6,263
Mr. Wolff*	—	—	—	—
Mr. Jorgens*	—	—	11,000	11,055
Mr. Flynn	—	—	65,625	45,156
Mr. Bagley	—	—	9,625	9,293
Mr. Day	—	—	62,500	39,713

*	Effective February 5, 2009, Mr. Bryan resigned his position as Chief Executive Officer and became a consultant to the Company. Effective February 5, 2009, Mr. Corkery was named acting Chief Executive Officer and Executive Vice President, Chief Financial Officer by the Board of Directors, a position he held until December 31, 2009. Mr. Wolff became our interim Chief Executive Officer on December 31, 2009, and on February 17, 2010, was named our Chief Executive Officer effective as of January 1, 2010. Mr. Jorgens resigned his position as President effective June 30, 2009 and became a consultant to the Company. Mr. Jorgens’ consulting agreement expired on February 28, 2010.
(1)	Amounts have been computed by multiplying the number of shares by the market value of the underlying shares on the vesting date.

Pension Benefits

During the fiscal year ended December 31, 2009, the Company did not provide pension benefits for any named executive officer.

Non-Qualified Deferred Compensation

During the fiscal year ended December 31, 2009, the Company did not provide non-qualified deferred compensation benefits for any named executive officer.

Potential Payments Upon Termination or Change-In-Control

The following summaries set forth potential payments payable to our named executive officers upon termination of their employment or a change-in-control of the Company under their employment letter agreements and our Plan. The following discussion is based on the assumption that the event occurred on December 31, 2009. Actual payments may be more of less than the amounts described below. In addition, the Company may enter into new arrangements or modify these arrangements, from time to time. Each employment letter or agreement provides definitions for the termination reasons.

Employment Letters and Agreements

Benjamin G. Wolff. The Company has entered into an employment agreement with Benjamin G. Wolff. Beginning January 1, 2010, Mr. Wolff will receive an annual base salary of $500,000 and is eligible for a bonus of up to 100% of his base salary, at the discretion of the Compensation Committee, based on objectives to be established by the Compensation Committee. Under the agreement, Mr. Wolff’s employment is at-will, and he is subject to termination with or without cause and he may leave the Company for any reason. However, if the Company terminates Mr. Wolff without Cause or if he resigns for Good Reason (as those terms are defined in his employment agreement), and upon execution of a release of claims, he is entitled to: (i) payment of an amount equal to two times the sum of his base salary then in effect plus 100% of his target bonus, (ii) continuation of health benefits subject to certain conditions, and (iii) vesting of all options and shares of restricted stock in which he would have vested had he remained actively employed through the second anniversary of the date of termination. In case of termination for Cause or his resignation, Mr. Wolff would only be entitled to a lump sum payment of accrued base salary through the date of termination, the value of accrued but unused vacation time, and reimbursement of reasonable business expenses.

John L. Flynn. The Company has entered into an employment agreement with John Flynn. In 2009, Mr. Flynn received an annual salary of $393,250. In April 2010, the Company’s Compensation Committee determined that Mr. Flynn is eligible for an annual discretionary bonus of up to 30% of his annual base salary. Under the agreement, Mr. Flynn’s employment is at-will, and he is subject to termination with or without Cause (as that term is defined in his employment agreement) and may leave the Company for any reason. However, if the Company terminates him without Cause, he is entitled to a lump sum payment of accrued base salary through the date of termination, the value of accrued but unused vacation time, and reimbursement of reasonable business expenses, and upon execution of a release of claims, continued salary for six months. Additionally, the Company will accelerate and immediately vest all options and restricted stock awards which would have vested during the six months after termination. In case of termination for cause or his resignation, Mr. Flynn would only be entitled to a lump sum payment of accrued base salary through the date of termination, the value of accrued but unused vacation time, and reimbursement of reasonable business expenses. In the event of Mr. Flynn’s death, the amounts payable under his life insurance policy would be $200,000. Mr. Flynn is obligated not to compete following termination of employment for a period equal to six months.

Timothy P. Leybold. In January 2010, the Company entered into an interim services agreement with Tatum, LLC for the services provided by Mr. Leybold. In connection with Mr. Leybold’s services, the Company will pay Tatum, LLC $36,000 per month for full-time engagement plus an additional $1,800 per month for administrative fees. In February 2010, the Company appointed Mr. Leybold as interim Senior Vice President and Chief Financial Officer.

David Bagley. The Company has entered into an executive employment agreement with David Bagley. In 2009, Mr. Bagley received a base salary of $288,708. Mr. Bagley’s employment agreement entitles him to a discretionary bonus in the target amount of up to 30% of his annual base salary for the applicable calendar year. Either the Company or Mr. Bagley may terminate the agreement for any reason with 30 days’ written notice or, in lieu of notice, the Company may pay Mr. Bagley one month’s base salary, one month of medical and dental benefits, plus a pro-rated bonus; however, as of the effective date of the Plan of Reorganization for DBSD, Mr. Bagley will be entitled to six months of base salary if he is terminated without cause. The Company may also terminate his employment for Cause (as that term is defined in his employment agreement) without notice, in which case Mr. Bagley will not be entitled to any further compensation, including unpaid bonuses or benefits, other than his accrued salary, accrued but unused vacation time and reimbursement of expenses. In the event of Mr. Bagley’s death, the amount payable under his life insurance policy would be $483,000.

Robert S. Day, Jr. One of DBSD’s subsidiaries has entered into an executive employment agreement with Robert S. Day, Jr., for an indefinite term. In 2009, Mr. Day received a base salary of $274,186. Mr. Day’s employment agreement entitles him to a discretionary bonus in the target amount of up to 30% of his annual base salary. While Mr. Day’s employment is at-will, he and the Company are each required to provide at least six months’ notice prior to termination, other than in the case of termination for Cause (as that term is defined in his employment agreement) by the Company. The Company, however, has the right to pay him his salary in lieu of notice, and Mr. Day may also elect to take a payment rather than continuing his employment during the six-month notice period. In the event of Mr. Day’s death, the amount payable under his life insurance policy would be $392,000. The agreement obligates Mr. Day to refrain from disclosing confidential information, both during and after termination of employment. Further, for a period of eighteen months after termination of employment, Mr. Day may not solicit the Company’s employees or otherwise take any action that could adversely affect any relationship between the Company’s and its employees, customers, or suppliers.

J. Timothy Bryan. The Company entered into an employment agreement with J. Timothy Bryan pursuant to which Mr. Bryan’s employment was at-will. On February 5, 2009, the Company and Mr. Bryan entered into a Separation Agreement (“Bryan Separation Agreement”). Pursuant to the Bryan Separation Agreement, Mr. Bryan resigned as a Director and as the Company’s Chief Executive Officer effective February 5, 2009, and he was engaged to serve as a consultant to the Company effective as of February 15, 2009. Mr. Bryan’s employment agreement was terminated effective February 15, 2009. Pursuant to the Bryan Separation Agreement, Mr. Bryan no longer participates in the Company’s benefit plans, but his outstanding stock options and restricted stock awards will continue vesting in accordance with the original vesting schedules for so long as he continues to serve the Company as a consultant. The Bryan Separation Agreement also contains covenants relating to non-competition, non-disparagement and confidentiality. In conjunction with executing the Bryan Separation Agreement, the Company and Mr. Bryan entered into a Consulting Agreement, effective February 15, 2009 (“Bryan Consulting Agreement”). Pursuant to the terms of the Bryan Consulting Agreement, Mr. Bryan will receive compensation equal to $50,000 per month for the term of the Consulting Agreement, which generally terminates on August 15, 2010, unless terminated earlier pursuant to its terms, and will provide consulting services for the Company during this period. The Company’s Compensation Committee also approved Mr. Bryan to have 12 months following the expiration of his Bryan Consulting Agreement to exercise any vested options. In addition to the compensation received under the Bryan Consulting Agreement, Mr. Bryan received $33,726, representing his accrued but unused vacation through the date of his termination of employment.

Michael P. Corkery. The Company entered into an employment agreement with Michael P. Corkery. In 2009, Mr. Corkery received an annual salary of $327,438. Effective December 31, 2009, Mr. Corkery resigned his positions with the Company. All of the compensation that Mr. Corkery received following his separation from employment was $18,049, representing his accrued but unused vacation time through the date of his separation.

Craig Jorgens. The Company entered into an employment agreement with Craig Jorgens pursuant to which Mr. Jorgen’s employment was at-will. On June 30, 2009, the Company and Mr. Jorgens entered into a Separation Agreement (“Jorgens Separation Agreement”). Pursuant to the Jorgens Separation Agreement, Mr. Jorgens resigned as the Company’s President effective June 30, 2009, and was engaged to serve as a consultant to the Company effective as of July 1, 2009. Mr. Jorgens’ employment letter agreement was terminated effective June 30, 2009. Pursuant to the Jorgens Separation Agreement, Mr. Jorgens no longer participates in the Company’s benefit plans, but his outstanding stock options and restricted stock awards will continue vesting in accordance with the original vesting schedules for so long as he continues to serve the Company as a consultant. The Jorgens Separation Agreement also contains covenants relating to non-competition, non-disparagement and confidentiality. In conjunction with executing the Jorgens Separation Agreement, the Company and Mr. Jorgens entered into a Consulting Agreement, effective July 1, 2009 (“Jorgens Consulting Agreement”). Pursuant to the terms of the Jorgens Consulting Agreement, Mr. Jorgens received compensation equal to $49,400 per month for the term of the Consulting Agreement, which terminated on February 28, 2010, and provided consulting services for the Company during this period. The Company’s Compensation Committee also approved Mr. Jorgens to have 12 months following the expiration of the Jorgens Consulting Agreement to exercise any vested options. In addition to the compensation received under the Jorgens Separation Agreement, Mr. Jorgens received $58,004, representing his accrued but unused vacation time through the date of his termination of employment.

2000 Stock Incentive Plan, as Amended and Restated effective June 15, 2007

Under the terms of the Plan, in the event of a corporate transaction (as defined in the Plan), the awards will either automatically become vested and exercisable for a limited period of time, or, depending on the type of corporate transaction, will do so if the awards are not assumed or substituted by a corporate successor.

Potential Termination and Change-In-Control Payments

The following summarizes the compensation and benefits each named executive officer would have been entitled to receive under their employment letter, severance or change-in-control agreements, the equity plan and the terms of perquisites if their employment with the Company had terminated as of December 31, 2009. These amounts do not include amounts payable under the 401(k) plan or other employee benefit plans in which they are eligible to participate on a non-discriminatory basis (e.g., stock purchase plan, group health, group term life, accidental death and disability and long-term disability).

The following does not include information for Messrs. Bryan, Corkery, Jorgens or Wolff, as they were not entitled to any change of control payments as of December 31, 2009. For additional information, see “Summary Compensation Table for Fiscal Year 2009” above.

John Flynn:

Executive Benefit and Payments Upon Termination	Voluntary Termination	Involuntary (Not for Cause or Constructive) Termination		For Cause Termination	Change-in- Control		Death
Compensation:
Base salary	$—	$196,625	(1)	$—	$—		$—
Restricted stock vesting	—	6,750	(2)	—	16,875	(3)	—
Benefits and Perquisites:
Life insurance proceeds	—	—		—	—		200,000
Accrued vacation pay	42,153	42,153		42,153	—		42,153

Total:	$42,153	$245,528		$42,153	$16,875		$242,153

(1)	If Mr. Flynn is terminated without cause, upon execution of a release of claims, he is entitled to continuation of his base salary then in effect for a period of six months.
(2)	Amount represents the fair market value of the underlying common stock as of December 31, 2009, $1.08, multiplied by the number of accelerated shares (assuming any shares expected to vest within six (6) months of December 31, 2009 are accelerated).
(3)	Amount represents the fair market value of the underlying common stock as of December 31, 2009, $1.08, multiplied by the number of accelerated shares (assuming the shares accelerate under the terms of the Plan).

David Bagley:

Executive Benefit and Payments Upon Termination	Voluntary Termination		Involuntary (Not for Cause or Constructive) Termination		For Cause Termination	Change-in- Control		Death
Compensation:
Base salary	$24,059	(1)	$24,059	(1)	$—	$—		$—
Short-term incentive (2)	86,612		86,612		—	—		86,612
Restricted stock vesting	—		—		—	10,395	(3)	—
Benefits and Perquisites:
Life insurance proceeds	—		—		—	—		483,000
Accrued vacation pay	11,289		11,289		11,289	—		11,289
Medical and dental	1,422	(1)	1,422	(1)	—	—		—

Total:	$123,382		$123,382		$11,289	$10,395		$580,901

(1)	Pursuant to his employment agreement, either the Company or Mr. Bagley may elect to terminate his employment, upon thirty days written notice. In lieu of notice or upon receipt of notice of resignation, the Company may elect to terminate employment immediately, and pay Mr. Bagley one month’s base salary and medical and dental benefits for one month.
(2)	Pursuant to his employment agreement, if Mr. Bagley voluntarily terminates his employment with the Company, or is terminated by the Company for any reason other than “for cause,” his discretionary 30% bonus shall be adjusted to reflect his aggregate base salary paid for the portion of the year he was employed by the Company, and such discretionary bonus, if any, shall be paid within thirty days following the date of termination. If Mr. Bagley is terminated “for cause,” he would be ineligible for a bonus. As of the effective date of the Plan of Reorganization for DBSD, anticipated to occur in 2010, Mr. Bagley will be entitled to six months of base salary if he is terminated without cause.
(3)	Amount represents the fair market value of the underlying common stock as of December 31, 2009, $1.08, multiplied by the number of accelerated shares (assuming the shares accelerate under the terms of the Plan).

Robert S. Day, Jr.:

Executive Benefit and Payments Upon Termination	Voluntary Termination		Involuntary (Not for Cause or Constructive) Termination		For Cause Termination	Change-in- Control		Death
Compensation:
Base salary	$137,093	(1)	$137,093	(1)	$—	$—		$—
Restricted stock vesting	—		—		—	13,500	(2)	—
Benefits and Perquisites:
Life insurance proceeds	—		—		—	—		392,000
Accrued vacation pay	22,673		22,673		22,673	—		22,673

Total:	$159,766		$159,766		$22,673	$13,500		$414,673

(1)	Pursuant to his employment agreement, either the Company or Mr. Day may elect to terminate his employment, upon six months written notice. In lieu of notice or upon receipt of notice of resignation, the Company may elect to terminate employment immediately and pay Mr. Day six month’s base salary. If Mr. Day is terminated without cause, upon execution of a release of claims, he is entitled to continuation of his base salary then in effect for a period of six months.
(2)	Amount represents the fair market value of the underlying common stock as of December 31, 2009, $1.08, multiplied by the number of accelerated shares (assuming the shares accelerate under the terms of the Plan).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

	Class A Common Stock			Class B Common Stock
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Five percent stockholders
Eagle River Satellite Holdings, LLC Eagle River, Inc. Eagle River Partners, LLC 2300 Carillon Point, Kirkland, Washington 98033	43,605,802	(2)(3)(4)(5)	21.5%	44,360,000	82.7%
James D. Dondero, Highland Capital Management, L.P., and affiliates	49,662,836	(6)	24.9%	—	—
Two Galleria Tower 13455 Noel Road, Suite 800 Dallas, Texas 75240
CDR-Satco LLC	13,928,649	(7)	7.0%	—	—
c/o Clayton, Dubilier & Rice Fund VI Limited Partnership 1403 Foulk Road, Suite 106 Wilmington, Delaware 19803
Mente, LLC 2365 Carillon Point, Kirkland, Washington 98033	1,912,080	(5)(8)(9)	*	9,300,000	17.3%

Executive officers:
Benjamin G. Wolff±	45,680,802	(2)(3)(4)(5)(10)	22.5%	44,360,000	82.7%
John L. Flynn	474,006	(10)	*	—	—
Timothy P. Leybold	0		*	—	—
David Bagley	391,668	(10)	*	—	—
Robert S. Day, Jr.	631,542	(10)	*	—	—

Directors:
Craig O. McCaw	43,800,802	(2)(3)(4)(5)(10)	21.6%	44,360,000	82.7%
Samuel L. Ginn	508,139	(10)	*	—	—
Nicolas Kauser	25,000	(10)	*	—	—
Barry L. Rowan	213,750	(10)	*	—	—
H. Brian Thompson	122,500	(10)	*	—	—
David Wasserman	0	(11)	*	—	—
All directors and executive officers as a group (11 persons)	91,848,209		44.8%	44,360,000	82.7%

±	Mr. Wolff also serves as a director.
*	Less than one percent of the outstanding Class A common stock.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that a person have or share voting or investment power with respect to the securities in question. Shares of common stock issuable upon the conversion of shares or the exercise of options and warrants that are exercisable or convertible within 60 days of the date of this table are deemed to be beneficially owned by the holder of such securities but are not outstanding for the purpose of computing the percentage ownership of any other stockholder. As of April 15, 2010, the Company had 199,836,056 shares of Class A common stock and 53,660,000 shares of Class B common stock issued and outstanding.
(2)	Includes the 20,696,037 shares of Class A common stock beneficially owned by Eagle River Satellite Holdings, LLC, 1,977,114 shares of Class A common stock held by Eagle River, Inc., and 17,932,651 shares of Class A common stock held by Eagle River Partners, LLC. Mr. McCaw is the sole manager and beneficial member of Eagle River Investments, LLC, which is the sole member of Eagle River Satellite Holdings, LLC, the sole shareholder of Eagle River, Inc. and the sole manager and beneficial member of Eagle River Partners, LLC. Mr. Wolff is the President of Eagle River Investments, LLC, Eagle River, Inc. and Eagle River Partners, LLC. Messrs. McCaw and Wolff have shared voting and investment power as to these shares.
(3)	Excludes Class A common stock into which the Class B common stock held by Eagle River Satellite Holdings is convertible on a share-for-share basis, at the discretion of Eagle River Satellite Holdings, LLC.
(4)	Includes 3,000,000 shares of Class A common stock that Eagle River Investments, LLC may acquire, at an exercise price of $0.01 per share, upon exercise of a warrant that expires on December 12, 2012.
(5)	Holders of Class B common stock are entitled to ten votes per share on each matter submitted to a vote of stockholders, as opposed to one vote per share of Class A common stock. For Eagle River Satellite Holdings, LLC and Mente, LLC, the common stock beneficially owned represents approximately 65.8% and 12.9%, respectively, of the combined voting power of both classes of our common stock.
(6)	Based on information provided by Highland Capital Management, L.P. (“Highland Capital”) in Schedule 13D/A filed with the Securities and Exchange Commission on March 24, 2010. Includes shares of Class A common stock beneficially owned and/or held by or for the account of James D. Dondero, (including through family trusts); Highland Capital and Strand Advisors, Inc. Highland Capital serves as an investment adviser to, and manages investment and trading accounts of, other persons and may be deemed, through investment advisory contracts or otherwise, to beneficially own securities owned by other persons. Strand Advisors, is the general partner of Highland Capital and may be deemed to beneficially own securities owned by Highland Capital. Mr. Dondero is the President and a director of Strand Advisors and may be deemed to beneficially own securities owned by Strand Advisors. Mr. Dondero, Highland Capital and Strand Advisors disclaim beneficial ownership of the securities covered on the Schedule 13D/A filed on Mach 24, 2010, except to the extent of any pecuniary interest therein.
(7)	CDR-Satco LLC shares voting and dispositive power over the Company’s shares owned by CDR-Satco LLC with Clayton, Dubilier & Rice Fund VI Limited Partnership (“Fund VI”), CD&R Associates VI Limited Partnership (“Associates VI LP”), and CD&R Investment Associates VI, Inc. (“Associates VI, Inc.”). Fund VI is the sole member of CDR-Satco LLC. Associates VI LP is the general partner of Fund VI. Associates VI, Inc. is the general partner of Associates VI LP. As a result, each of Fund VI, Associates VI LP and Associates VI, Inc. may be deemed to be the beneficial owner of the shares owned by CDR-Satco LLC. Each of Associates VI LP and Associates VI, Inc. disclaims beneficial ownership of those shares. Associates VI, Inc. is managed by a board of directors comprised of over fifteen individuals, and all board action relating to the voting or disposition of these shares requires approval of a majority of the board. As a result, no person controls the voting and disposition of Associates VI, Inc. with respect to the shares shown as beneficially owned by CDR-Satco LLC. Does not include 195,000 options to purchase shares of Class A common stock exercisable within 60 days issued to Clayton, Dubilier & Rice, LLC, as assignee of compensation to Mr. Wasserman. Each of CDR-Satco LLC, Fund VI, Associates VI LP and Associates VI, Inc. disclaims beneficial ownership of those options.

(8)	William H. Gates III is the sole member of Mente, LLC. The business address for Mr. Gates is Microsoft Corporation, One Microsoft Way, Redmond, Washington 98052.
(9)	Excludes Class A common stock into which the Class B common stock held by Mente, LLC is convertible on a share-for-share basis at the discretion of Mente, LLC.
(10)	Includes beneficial ownership of Class A common stock that may be acquired within 60 days of April 15, 2010 pursuant to the following options held by Mr. McCaw of 195,000, Mr. Rowan of 213,750, Mr. Thompson of 122,500, Mr. Ginn of 270,000, Mr. Wolff of 75,000, Mr. Flynn of 356,875, Mr. Bagley of 356,875, Mr. Day of 566,507 and Mr. Kauser of 25,000.
(11)	Does not include 13,928,649 shares of Class A common stock held by CDR-Satco LLC or 195,000 options to purchase shares of Class A common stock exercisable within 60 days issued to Clayton, Dubilier & Rice, LLC as assignee of compensation to Mr. Wasserman. Mr. Wasserman disclaims beneficial ownership of the shares held by CDR-Satco LLC and the options to purchase shares held by Clayton, Dubilier & Rice, LLC.

Equity Compensation Plan Information

Set forth below is information concerning our equity compensation plans, for which our common stock has been authorized for issuance, as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding option, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders:
2000 Stock Incentive Plan as Amended and Restated effective June 15, 2007 (“Plan”)
Class A common stock options	12,406,448	$4.15
Class B common stock options	1,571,000	$4.42

	13,977,448	$4.18	4,770,249

ICO-Teledesic Global Limited 2000 Stock Incentive Plan (“ITGL Plan”) (2)	222,573	$10.91	—
Equity compensation plans not approved by security holders(3)	270,000	$3.60	—

Total	14,470,021	$4.27	4,770,249

(1)	The securities that remain available for future issuance under the Plan may be issued as either Class A common stock or Class B common stock.
(2)	Under the terms of the merger with ICO Global Limited on November 28, 2001, the ITGL Plan and all the outstanding options under the ITGL Plan were assumed by the Company. All the options outstanding under the ITGL Plan are exercisable for the Company’s Class A common stock. Effective December 31, 2005, the Company will not issue any further awards under the ITGL Plan.
(3)	Options granted under other equity compensation plans not approved by security holders consist of the following:

Name	Number of securities underlying option	Exercise price	Expiration date
Clayton, Dubilier & Rice, LLC (a).	150,000	$4.25	November 14, 2015
Clayton, Dubilier & Rice, LLC (a)	30,000	$5.85	October 1, 2016
Clayton, Dubilier & Rice, LLC (a)	30,000	$3.50	October 1, 2017
Clayton, Dubilier & Rice, LLC (a)	30,000	$1.01	October 1, 2018
Clayton, Dubilier & Rice, LLC (a)	30,000	$0.79	October 1, 2019

a.	Represents options granted to Clayton, Dubilier & Rice, LLC to acquire Class A common stock as assignee of compensation to David Wasserman. These options vest 25% after each full year of board service, fully vesting after four years of service. The grant date for each option is the date that is 10 years prior to the expiration date. Mr. Wasserman disclaims beneficial ownership of the options to purchase shares held by Clayton, Dubilier & Rice, LLC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related-Person Transactions Policy and Procedures

Our Audit Committee is given the responsibility to review and approve all related party transactions as outlined in its charter and as described under rules and regulations promulgated by the SEC. We do not currently have a written policy regarding the approval of all related party transactions. All proposed related party transactions, however, are subject to approval by the Audit Committee. In determining whether to approve or ratify a related party transaction, the Audit Committee will take into account, among other factors deemed appropriate, whether the related party transaction is on terms no more favorable to the counterparty than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. To assist with the identification of potential related party transactions, we solicit information through questionnaires in connection with the appointment of new directors and executive officers and on an annual basis with respect to existing directors and executive officers.

Certain Related-Person Transactions

ERSH, Eagle River Investments, Eagle River, Inc. and ERP.

ERSH is the Company’s controlling stockholder with an economic interest of approximately 31.9% and a voting interest of approximately 67.4% as of December 31, 2009. In addition, ERSH holds warrants exercisable through December 12, 2012 to purchase an aggregate of three million shares of our Class A common stock at a weighted average exercise price of $0.01 per share.

The Company has an agreement with Eagle River, Inc. to provide advisory services to the Company. This agreement has an annual fee of $500,000 and is payable in quarterly installments in stock or cash, at the Company’s option. The Company has elected to make all payments in Class A common stock and total payments for the year ended December 31, 2009 were 1,008,816 shares of Class A common stock.

In connection with the Company’s rights offering launched on February 17, 2010 (“Rights Offering”), ERP, an affiliate of ERSH entered into a standby purchase agreement with the Company (“ERP Standby Commitment”). Pursuant to the ERP Standby Commitment, ERP agreed to acquire from the Company, at the same subscription price of $0.70 per share offered to other stockholders, shares of Class A common stock that are not purchased by the Company’s other stockholders in the Rights Offering, subject to certain conditions, in an amount up to

$17.25 million. The Company did not need to call on the ERP Standby Commitment because the exercise of basic subscription and over-subscription privileges was sufficient to complete the Rights Offering. ERP did not receive any compensation for its standby arrangement. Additionally, in connection with the Rights Offering and at the direction of ERSH, 17,932,651 shares of Class A common stock were issued in the name of ERP instead of ERSH.

Benjamin G. Wolff, the Company’s Chairman and Chief Executive Officer, is the President of ERSH, Eagle River Investments, Eagle River, Inc. and ERP, and is compensated by both Eagle River Investments and the Company.

Davis Wright Tremaine

Mr. Wolff is the spouse of a partner at the law firm DWT, which provides the Company with ongoing legal services. Total payments made to DWT for the year ended December 31, 2009 was $359,000.

Clearwire Corporation

Eagle River Holdings, LLC (which, like ERSH, is ultimately beneficially owned by Craig McCaw) is a significant stockholder of Clearwire. The Company has a month-to-month agreement with Clearwire to provide office space for certain of its regulatory personnel in Washington, DC. Total payments made to Clearwire under this agreement were $60,000 for the year ended December 31, 2009. DBSD also has an agreement with Clearwire to explore ways to collaborate on offering Clearwire’s broadband Internet offering in conjunction with its ICO mim service, and building out and sharing a terrestrial network (“Cooperation Agreement”). Pursuant to leases in connection with the Cooperation Agreement, DBSD reimburses Clearwire for utility usage at certain of Clearwire’s terrestrial towers and office space that supports the alpha trial of its ICO mim service. Payments pursuant to these leases have been included in the Company’s operating results up until deconsolidation of DBSD on May 15, 2009. Total payments made to Clearwire under this agreement for the year ended December 31, 2009 were $9,000. Mr. Wolff was a Co-Founder of Clearwire, where he served in a variety of capacities including as a member of the Board of Directors, as Executive Vice President, company President, Co-CEO, CEO and finally Co-Chairman, a position he held until March 2010.

Indemnification Agreements

The Company has entered into indemnity agreements with its executive officers and directors which provide, among other things, that the Company will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of the Company, and otherwise to the fullest extent permitted under Delaware law and the Company’s Bylaws.

Under an indemnification agreement between the Company and Eagle River Investments, LLC, we are required to indemnify, defend, and hold harmless Eagle River Investments, its affiliates, and their respective members, directors, officers, agents, employees and controlling persons against claims, liabilities, losses, damages and fees and expenses incurred resulting from, or in connection with, the fact that such entity or person is or was a shareholder, director, officer, or employee of the Company or any of its subsidiaries, or based on an alleged breach of his or her fiduciary duty as a director or officer of the Company or any of its subsidiaries. The indemnification obligation is subject to certain exceptions, including losses and damages incurred through certain violations of the U.S. securities laws and damages caused by acts that a court determines to be a breach of fiduciary duties, gross negligence, or willful misconduct. We agreed to advance reasonable costs and expenses incurred for defending any claim upon receipt of an undertaking to repay the advanced amounts if it is ultimately determined the indemnitee was not entitled to indemnification under the agreement.

Under an indemnification agreement with Cascade Investment, we are similarly required to indemnify Cascade Investment, its affiliates (including Mente), and their respective members, directors, officers, agents, employees and controlling persons.

We are also a party to an indemnification agreement with CDR-Satco, Clayton, Dubilier & Rice, LLC. (“CD&R”) and The Clayton, Dubilier & Rice Fund VI Limited Partnership, which obligates us to indemnify, defend, and hold harmless each of those entities and their respective directors, officers, partners, members, employees, agents and controlling persons under the same general terms as the indemnification agreement with Eagle River Investments, LLC, other than the addition of an obligation to indemnify for any claims arising out of or based upon the provision by CD&R of any consulting services (except to the extent a court finds that any of the indemnitees acted with gross negligence or intentional misconduct).

Director Independence

See the subsection entitled “Board Committees and Meetings” in Item 10 “Directors, Executive Officers and Corporate Governance” above.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2009 and 2008 by Deloitte & Touche LLP, the Company’s principal accountant.

	Fiscal Year Ended December 31,
	2009	2008
Audit Fees (1)	$835,750	$967,159
Audit-related Fees (2)	—	7,500
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$835,750	$974,659

(1)	Audit Fees consist of fees and expenses for professional services rendered by Deloitte & Touche LLP in connection with: (i) the audit of the Company’s annual financial statements included in the Annual Report on Form 10-K, and review of the financial statements included in the Quarterly Reports on Form 10-Q; (ii) the audit of the Company’s internal control over financial reporting with the objective of obtaining reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects; and (iii) services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-related Fees consist of fees for assurance and related services rendered by Deloitte & Touche LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under Audit Fees. This category includes fees related to audit and attest services not required by statute or regulations, due diligence related to mergers, acquisitions and investments and consultations concerning financial accounting and reporting standards.

Pre-Approval Policies and Procedures

The Audit Committee pre-approves all audit and non-audit services rendered by our independent registered public accounting firm, Deloitte & Touche LLP. While the Audit Committee charter permits the Audit Committee to delegate pre-approval authority to subcommittees consisting of one or more individuals, as well as to pre-approve defined categories of services, the Audit Committee has not yet done so. To date, all pre-approval has been given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual explicit case-by-case basis before the independent auditor is engaged to provide each service. All of the services provided by Deloitte & Touche LLP in 2009, as described under Audit Fees above, were pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are being filed as part of this report on Form 10-K/A and are in addition to (but are not replacing) the exhibits filed with the Form 10-K filed on March 16, 2010:

(b) Exhibits

Exhibit Number	Description of Exhibit

31.3+	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

31.4+	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICO GLOBAL COMMUNICATIONS (HOLDINGS) LIMITED
(Registrant)

Date: April 30, 2010	By:	/s/ BENJAMIN G. WOLFF
Benjamin G. Wolff Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on March 16, 2010:

Signature	Title	Date

/S/ BENJAMIN G. WOLFF	Chairman of the Board of Directors,	April 30, 2010
Benjamin G. Wolff	Chief Executive Officer (Principal Executive Officer)

/S/ TIMOTHY P. LEYBOLD	Interim Senior Vice President and Chief Financial Officer	April 30, 2010
Timothy P. Leybold	(Principal Financial and Accounting Officer)

*	Director	April 30, 2010
Craig O. McCaw

*	Director	April 30, 2010
Samuel L. Ginn

*	Director	April 30, 2010
Nicolas Kauser

*	Director	April 30, 2010
Barry L. Rowan

*	Director	April 30, 2010
H. Brian Thompson

*	Director	April 30, 2010
David Wasserman

*	By the signature set forth below, the undersigned, pursuant to the duly authorized power of attorney filed with the Securities and Exchange Commission, has signed this Amendment No. 1 on Form 10-K/A on behalf of the person indicated.

/s/ JOHN L. FLYNN
John L. Flynn (Attorney-in-fact)