Form 10-Q
period 2010-03-31
ICO Global Communications (Holdings) LTD
filed 2010-05-07
CIK 1359555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 3, 2010, the registrant had 199,832,681 shares of Class A common stock and 53,660,000 shares of Class B common stock outstanding.

ICO GLOBAL COMMUNICATIONS (HOLDINGS) LIMITED

FORM 10-Q

For the three months ended March 31, 2010

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$30,897	$4,983
Prepaid expenses and other current assets	848	1,039

Total current assets	31,745	6,022
Property in service – net of accumulated depreciation of $389 and $347, respectively	341	383
Other assets	250	253
Investment in DBSD	23,650	23,650

Total	$55,986	$30,308

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY IN ASSETS
Current liabilities:
Accounts payable	$1,369	$1,174
Accrued expenses	20,042	19,233
Payable to affiliates	1,392	1,292
Accrued interest	24,071	22,657
Capital lease obligations	18,575	18,385

Total current liabilities	65,449	62,741
Income tax	12,041	13,172

Total liabilities	77,490	75,913

Commitments and contingencies (Note 6)

Stockholders’ deficiency in assets:
Preferred stock, $.01 par value, 75,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.01 par value, 900,000,000 shares authorized, 257,990,197 and 213,014,265 shares issued, and 199,836,308 and 154,876,313 shares outstanding	2,580	2,130
Class B convertible common stock, $.01 par value, 150,000,000 shares authorized, 84,663,382 shares issued and 53,660,000 shares outstanding	847	847
Additional paid-in capital	2,785,513	2,756,406
Treasury stock, 58,153,889 and 58,137,952 shares of Class A common stock and 31,003,382 shares of Class B convertible common stock	(877,656)	(877,648)
Accumulated other comprehensive loss	(8,026)	(7,223)
Deficit accumulated during the development stage	(1,924,762)	(1,920,117)

Total stockholders’ deficiency in assets	(21,504)	(45,605)

Total	$55,986	$30,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data, unaudited)

	Three months ended March 31,		February 9, 2000 (inception) to March 31, 2010 (development stage period)
	2010	2009
Operating expenses:
General and administrative	$4,546	$17,014	$717,379
Research and development	—	1,544	83,792
Contract settlements	—	—	(74,955)
Impairment of property under construction	—	—	1,438,304
Loss on disposal of assets	—	—	11,117

Total operating expenses	4,546	18,558	2,175,637

Operating loss	(4,546)	(18,558)	(2,175,637)

Interest income	—	421	138,267
Interest expense	(1,072)	(22,323)	(268,677)
Gain on deconsolidation of DBSD	—	—	280,971
Other expense	(752)	(5,369)	(6,750)

Loss before income taxes	(6,370)	(45,829)	(2,031,826)
Income tax benefit (expense)	1,725	(290)	116,796

Net loss before cumulative effect of change in accounting principle	(4,645)	(46,119)	(1,915,030)
Cumulative effect of change in accounting principle	—	—	(1,944)

Net loss	$(4,645)	$(46,119)	$(1,916,974)

Basic and diluted loss per share:
Loss before cumulative effect of change in accounting principle	$(0.02)	$(0.22)	$(9.76)
Cumulative effect of change in accounting principle	—	—	(0.01)

Basic and diluted loss per share	$(0.02)	$(0.22)	$(9.77)

Weighted average shares outstanding used to compute basic and diluted loss per share	218,914,593	207,439,060	196,324,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, unaudited)

	Three months ended March 31,		February 9, 2000 (inception) to March 31, 2010 (development stage period)
	2010	2009
Net loss	$(4,645)	$(46,119)	$(1,916,974)
Other comprehensive loss:
Cumulative translation adjustments	(803)	1,590	(8,026)

Comprehensive loss	$(5,448)	$(44,529)	$(1,925,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(In thousands, except share data, unaudited)

	Three months ended March 31,		February 9, 2000 (inception) to March 31, 2010 (development stage period)
	2010	2009
Operating activities:
Net loss	$(4,645)	$(46,119)	$(1,916,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	327	1,424	46,846
Depreciation	32	102	4,552
Non-cash interest expense	—	4,978	54,638
Non-cash settlement of litigation matter	—	—	2,385
Gain on deconsolidation of DBSD	—	—	(280,971)
Unrealized foreign exchange (gains) losses	380	1,054	(5,043)
Losses on disposal of assets	—	—	11,117
Impairment of property under construction	—	—	1,438,304
Gain on contract settlements	—	—	(74,955)
Gain on Nextel share-pledge derivative	—	—	(9,168)
Deferred income tax credit	—	—	(122,031)
Realized losses on sales of investment securities	—	1,155	7,779
Unrealized losses on investment securities	—	2,462	11,378
Fair value adjustment for ARS Put Option	—	691	(4,442)
Amortization of capitalized Gateway Operator incentive	—	—	2,593
Cost of issuance of shares to distribution partners	—	—	37,440
Other	266	—	30,630
Other changes in certain assets and liabilities:
Prepaid expenses and other current/non-current assets	175	5,302	46,202
Accounts payable	197	2,231	2,586
Accrued interest payable	1,346	17,262	88,435
Other accrued expenses	(778)	1,447	66,509

Net cash used in operating activities	(2,700)	(8,011)	(562,190)

Investing activities:
Proceeds from launch insurance	—	—	225,000
Debtor in possession advance in relation to Old ICO	—	—	(275,000)
Acquisition of net assets of Old ICO	—	—	(117,590)
Cash received from Old ICO at acquisition	—	—	107,436
Restricted cash	—	—	(5,074)
Purchases of satellite system under construction	—	(3,974)	(414,618)
Purchases of property under construction	—	—	(497,890)
Purchases of property in service	—	(13)	(3,548)
Investments in unconsolidated subsidiaries	—	—	(6,221)
Payments to affiliates	(202)	—	(491)
Purchases of other assets	—	—	(14,000)
Purchases of investment securities	—	—	(4,404,343)
Maturities and sales of investment securities	—	5,995	4,332,756
Purchases of restricted investments	—	—	(94,283)
Maturities and sales of restricted investments	—	—	94,305
Proceeds from contract amendments	—	—	44,434
Proceeds from sale of assets	—	—	12,106

Net cash provided by (used in) investing activities	(202)	2,008	(1,017,021)

Financing activities:
Net proceeds from issuance of common stock	—	—	625,492
Net proceeds from issuance of convertible notes	—	—	620,442
Net proceeds from working capital facility	—	—	37,539
Proceeds from sales of subsidiary stock and stock options	—	—	9,920
Proceeds from Rights Offering, net of issuance costs	29,105	—	29,105
Payment of withholding taxes from stock awards	(31)	(91)	(968)
Advances from affiliates	—	—	324,395
Repayment of advances from affiliates	—	—	(324,395)
Repayment of note payable to Eagle River	—	—	(37,500)
Repayment of operator financing	—	—	(5,727)
Proceeds from pledge of Nextel shares	—	—	351,600
Proceeds from loan from Teledesic LLC	—	—	20,000
Acquisition of ICO shares from minority interest stockholder	—	—	(30,868)

Net cash provided by (used in) financing activities	29,074	(91)	1,619,035

Effect of foreign exchange rate changes on cash	(258)	(50)	(8,927)

Net increase (decrease) in cash and cash equivalents	25,914	(6,144)	30,897
Cash and cash equivalents—beginning of period	4,983	29,261	—

Cash and cash equivalents—end of period	$30,897	$23,117	$30,897

(continued)

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows (Continued)

(In thousands, except share data, unaudited)

	Three months ended March 31,		February 9, 2000 (inception) to March 31, 2010 (development stage period)
	2010	2009
Supplemental disclosures:
Income taxes paid	$—	$—	$7,871
Interest paid	—	339	150,948
Capitalized interest	—	704	98,504
Supplemental disclosures of non-cash activities:
Issuance of Class A common shares in respect of investment in Ellipso, Inc.	—	—	6,863
Issuance of Class B common shares in respect of investment in Ellipso, Inc.	—	—	74
Issuance of Class A common shares in respect of investment in Constellation Communications Holdings, Inc.	—	—	904
Issuance of Class A common shares for settlement of litigation matter	—	—	2,385
Issuance of Class A common shares for advisory services	125	125	2,153
Issuance of Class A common shares for stock-based compensation	26	107	3,853
Payment in form of ARS as compensation for advisory services	—	—	500
Decrease in accrued satellite system construction payable, net of liquidated damages	—	(956)	—
Equipment acquired in capital lease agreements	—	—	42,096
Issuance of warrants for the repayment of debt	—	—	4,950
Interest payment on convertible debt in the form of additional notes	—	29,964	86,276
Investment in DBSD upon deconsolidation	—	—	23,650
Increase in payable to affiliates	252	—	1,834
The following securities of ICO arose from the acquisition of Old ICO’s net assets:
93,700,041 Class A common shares and options to acquire Class A common shares issued	—	—	679,873
31,003,382 Class B common shares issued	—	—	275,000
1,600,000 Class A common shares issued to distribution partners	—	—	16,720
200,000 Class A common shares committed to distribution partners	—	—	2,090
50,000,000 warrants issued to acquire Class A common shares	—	—	180,000

(concluded)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Condensed Consolidated Statements of Changes in Stockholders’ Deficiency in Assets

(In thousands, except share data, unaudited)

	Common stock			Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Deficit accumulated during the development stage	Total stockholders’ deficiency in assets
	Class A shares	Class B shares	Amount
Balance, December 31, 2008	154,006,103	53,660,000	$2,967	$2,790,967	$(877,545)	$6,695	$(2,115,595)	$(192,511)
Issuance of Class A common stock for advisory services	500,000	—	5	120	—	—	—	125
Class A shares withheld at vesting to cover income tax withholding obligations	(89,803)	—	—	—	(71)	—	—	(71)
Stock-based compensation and issuance of restricted stock, net of forfeitures	(8,751)	—	—	1,423	—	—	—	1,423
Other comprehensive income	—	—	—	—	—	1,590	—	1,590
Net loss	—	—	—	—	—	—	(46,119)	(46,119)

Balance, March 31, 2009	154,407,549	53,660,000	$2,972	$2,792,510	$(877,616)	$8,285	$(2,161,714)	$(235,563)

Balance, December 31, 2009	154,876,313	53,660,000	$2,977	$2,756,406	$(877,648)	$(7,223)	$(1,920,117)	$(45,605)
Issuance of Class A common stock for advisory services	105,932	—	1	124	—	—	—	125
Issuance of Class A common stock for Rights Offering, net of issuance costs	42,870,000	—	429	28,676	—	—	—	29,105
Class A shares withheld at vesting to cover income tax withholding obligations	(5,937)	—	—	—	(8)	—	—	(8)
Stock-based compensation and issuance of restricted stock, net of forfeitures	1,990,000	—	20	307	—	—	—	327
Other comprehensive loss	—	—	—	—	—	(803)	—	(803)
Net loss	—	—	—	—	—	—	(4,645)	(4,645)

Balance, March 31, 2010	199,836,308	53,660,000	$3,427	$2,785,513	$(877,656)	$(8,026)	$(1,924,762)	$(21,504)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Business

Overview—ICO Global Communications (Holdings) Limited (“ICO Global”) is a development stage next-generation mobile satellite service (“MSS”) operator. These condensed consolidated financial statements include the accounts of ICO Global, a development stage enterprise, and its consolidated subsidiaries (collectively referred to as “Company”). As discussed below, effective May 15, 2009, the Company’s majority owned subsidiary, DBSD North America, Inc. (formerly ICO North America, Inc.), along with its subsidiaries (collectively referred to as “DBSD”), filed voluntary petitions for bankruptcy and has been deconsolidated for financial accounting and reporting purposes.

The Company has successfully launched one medium earth orbit (“MEO”) satellite (“F2”) and has ten additional MEO satellites in various stages of completion. Following the purchase of assets and assumption of certain liabilities of ICO Global Communication (Holdings) Limited, a Bermuda company (“Old ICO”), the Company established a new management team who oversaw the construction of the MEO satellites and ground systems and developed the technical plan for the MEO satellite system. Following one launch failure in March 2000 and the successful launch of F2 in June 2001, as well as disagreements with the manufacturer and launch manager of the MEO satellite system and the litigation related to these disputes as outlined in Note 6, the Company has not advanced the development of its MEO satellites since 2004. Prior to the cessation of its MEO development activities, the Company had invested approximately $2.6 billion into its MEO satellite system. The Company is exploring ways to capitalize on the significant investment it has already made in its MEO system, and continues to defend its spectrum assignments and claims. The Company has taken numerous steps to explore business opportunities for F2 and for deployment of a constellation of MEO satellites. The Company has conducted research and analysis on services that can be provided by F2, including low-bit rate “store and send” capabilities for remote operations and, if a MEO constellation is deployed, real time voice and data connectivity and the potential future capability to support any number of voice, data, Internet and video services worldwide. The cost of completing the development of the MEO satellite system in connection with such a business plan is uncertain at this time. It is unclear when, or if, the Company will be able to generate sufficient cash from operations to cover its ongoing expenses and fund capital expenditures, and there is a risk that the Company will not be able to or will choose not to obtain the additional funding required to pursue a full MEO satellite system or any business plan requiring the complete MEO satellite constellation. In addition, the Company’s ability to utilize the spectrum rights necessary to operate the MEO satellite system is also uncertain, and subject to ongoing litigation.

DBSD is developing an advanced next-generation hybrid mobile satellite service/ancillary terrestrial component system (“MSS/ATC System”) combining both satellite and terrestrial communications capabilities. The DBSD MSS/ATC System will allow DBSD to provide wireless voice, video, data and/or Internet service throughout the United States on mobile and portable devices. DBSD is currently in the process of demonstrating the operational capabilities of its MSS/ATC System on a trial basis.

DBSD Chapter 11 Filing—On May 15, 2009, ICO Global, DBSD, and certain holders of DBSD’s $650 million aggregate principal amount of convertible notes due in August 2009 (“DBSD 2009 Notes”) executed a Support Agreement (“Support Agreement”) in connection with restructuring of the DBSD 2009 Notes and restructuring of the DBSD $40 million working capital facility due in May 2009 (“DBSD 2009 Credit Facility”). The Support Agreement required DBSD, among other things, to file for Chapter 11 of Title 11 of the United States Bankruptcy Code by May 15, 2009. As a result, on May 15, 2009, DBSD filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code (“Chapter 11 cases”) in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”).

In order to exit the Chapter 11 cases successfully, DBSD is required to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization or liquidation that satisfies the requirements of the Bankruptcy Code. On May 30, 2009, DBSD filed its proposed joint plan of reorganization pursuant to Chapter 11 of the Bankruptcy Code (as amended and modified by subsequent filings, the “Plan of Reorganization”) and corresponding disclosure statement (as amended and modified by subsequent filings, the “Disclosure Statement”). The primary purpose of the Plan of Reorganization is to effect the restructuring and substantial de-leveraging of DBSD’s capital structure to bring it into alignment with its future operating prospects and to provide DBSD with greater working capital. Under the Plan of Reorganization, holders of the DBSD 2009 Notes would receive shares of common stock of DBSD representing approximately 95% of its outstanding equity and ICO Global would receive shares of common stock of DBSD representing approximately 5% of its outstanding equity, subject to the dilutive effect of shares to be issued to DBSD’s general unsecured creditors and reorganized DBSD’s exit financing lenders. In addition, ICO Global would receive warrants to purchase at

$0.01 per share up to an additional 10% of the equity of DBSD which shall be exercisable upon certain future valuation events. On July 27, 2009, the Bankruptcy Court entered an order approving the Disclosure Statement and the solicitation procedures. DBSD presented their case for confirmation of the Plan of Reorganization at a hearing on September 22, 2009 through September 25, 2009. On October 26, 2009, the Bankruptcy Court issued a decision ruling in favor of confirmation of the Plan of Reorganization, and the Bankruptcy Court entered its order on November 23, 2009. On March 24, 2010, the Federal District Court for the Southern District of New York denied all appeals and affirmed the order, which is subject to further appeal. The U.S. Federal Communications Commission (“FCC”) must approve the transfer of DBSD spectrum licenses to the reorganized DBSD under the Plan of Reorganization, and if it does not do so, the Plan of Reorganization cannot be implemented in its current form. DBSD filed with the FCC for approval of the transfer of control of the DBSD spectrum licenses on December 11, 2009. DBSD cannot predict when the FCC will act on the request for transfer. On December 16, 2009, the Bankruptcy Court authorized DBSD to secure debtor-in-possession (“DIP”) financing in the amount of $25 million to fund their operations while they await FCC approval of the license transfers.

Due to the bankruptcy proceedings, ICO Global does not have control or significant influence over the operating decisions of DBSD, and is not expected to regain control or significant influence over DBSD under the Plan of Reorganization. In accordance with Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”) (formerly Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB Statement No. 51), a parent shall deconsolidate a subsidiary as of the date the parent ceases to have a controlling interest in the subsidiary. Bankruptcy represents a condition which can preclude consolidation as control rests with the Bankruptcy Court, rather than the majority owner. Accordingly, due to the Company’s loss of control of DBSD as a result of the Chapter 11 cases, the Company has deconsolidated DBSD from its financial operating results effective May 15, 2009. ICO Global accounts for its remaining investment in DBSD as a cost method investment. See Note 4 for a discussion of the deconsolidation of DBSD and ICO Global’s accounting for its cost method investment in DBSD.

2. Development Stage Enterprise

The Company is a development stage enterprise as defined in ASC 915, Development Stage Entities (“ASC 915”) (formerly SFAS No. 7, Accounting and Reporting by Development Stage Enterprises), and will continue to be so until it commences commercial operations. The development stage is from February 9, 2000 (inception) through March 31, 2010. The Company continues to explore the development of a business plan outside of the United States and Canada which would use its MEO physical and regulatory assets. The Company is not currently generating revenue from operations and may be unable to obtain funding necessary to fund its future working capital requirements or achieve positive cash flow from operations. Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations, are dependent upon future events, including obtaining adequate financing to fulfill its development activities, obtaining regulatory approval, and achieving a level of sales adequate to support the Company’s cost structure. As of March 31, 2010, the Company had a working capital deficit (current liabilities exceeded current assets) of approximately $33.7 million. This deficit is primarily due to MEO gateway obligations of $60.2 million (see Note 5), which are classified as current liabilities due to their contractual commitments. The Company does not anticipate these gateway obligations to require significant cash payments during the next twelve months; however, the counterparties could assert payment for these obligations.

On March 9, 2010, the Company completed a rights offering (“Rights Offering”), under which a total of approximately 42.9 million subscription rights were subscribed for by stockholders. The Company received gross proceeds of approximately $30 million from the Rights Offering, which are currently expected to be utilized to fund its working capital needs for at least the next twelve months. The Company may also use a portion of the proceeds to acquire or invest in other businesses, products or technologies, which may or may not be related to its historical business activities, as well as for capital expenditures. Refer to Note 7 for additional details pertaining to the Rights Offering.

In the event that DBSD does not emerge from bankruptcy or the Company is forced to realize its assets by divestment, there is no assurance that the carrying value of the assets could be recovered.

3. Summary of Significant Accounting Policies

Interim Financial Statements—The financial information included in the accompanying condensed consolidated financial statements is unaudited and includes all adjustments, consisting of normal recurring adjustments and accruals, considered necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures have been condensed or omitted. The financial information as of December 31, 2009 is derived from the Company’s audited consolidated financial statements and notes included in Item 8 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (“2009 10-K”), filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2010. The financial information included in this quarterly report should be read in conjunction with management’s discussion and analysis of financial condition and results of operations and the consolidated financial statements and notes included in the 2009 10-K. Operating results and cash flows for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010 or any other interim period.

Use of Estimates—The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of March 31, 2010 and December 31, 2009, significant estimates were used when accounting for the Company’s investment in DBSD, income taxes, contingencies, stock-based compensation awards and foreign currency transactions. Actual results could differ from those estimates. Estimates are evaluated on an ongoing basis.

Cash and Cash Equivalents—Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities from the date of purchase of 90 days or less. Cash and cash equivalents are comprised of the following (in thousands):

	March 31, 2010	December 31, 2009
Cash	$21,057	$902
Money market funds	9,840	4,081

	$30,897	$4,983

As of March 31, 2010, cash and cash equivalents included in cash and money market funds above reflect the investment of approximately $30 million in gross proceeds from the Rights Offering.

Investments (Available-for-Sale and Trading Securities)—DBSD has been deconsolidated and investments in available-for-sale and trading securities held by DBSD are no longer included on the Company’s condensed consolidated balance sheet effective May 15, 2009. The Company’s accounting policies for recording available-for-sale and trading securities is disclosed in its 2009 10-K. For the three months ended March 31, 2009, the Company recognized realized and unrealized losses of $4.3 million associated with auction rate securities (“ARS”) held by DBSD. Realized and unrealized gains and losses are reflected as other income (expense) on the Company’s condensed consolidated statements of operations.

Prepaid Expenses and Other Current Assets—As of March 31, 2010, prepaid expenses and other current assets consist primarily of prepaid rent and security deposits associated with certain of the Company’s leased facilities as well as prepayments related to its MEO satellite operating costs. As of December 31, 2009, prepaid expenses and other current assets consist primarily of prepayments related to director and officer’s insurance as well as prepaid rent and security deposits associated with certain of the Company’s leased facilities.

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

Other Assets—As of March 31, 2010 and December 31, 2009, other assets consist primarily of long-term security deposits associated with the Company’s leased facilities.

Impairment of Long-Lived Assets—Pursuant to ASC 360, Property, Plant and Equipment (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), the carrying values of long-lived assets are reviewed whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Management considers whether specific events have occurred in determining whether long-lived assets are impaired at each balance sheet date or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The determination of whether impairment exists is based on any excess of the carrying value over the expected future cash flows. Any resulting impairment charge is measured based on the difference between the carrying value of the asset and its fair value, as estimated using undiscounted future cash flows expected to be generated by the assets. No impairment of long-lived assets was determined as a result of the Company’s analyses during the three months ended March 31, 2010.

Debt Issuance Costs—DBSD has been deconsolidated and its debt issuance costs are no longer included on the Company’s condensed consolidated balance sheet effective May 15, 2009. Prior to May 15, 2009, costs incurred in connection with the issuance of the DBSD 2009 Credit Facility and DBSD 2009 Notes were capitalized and included in prepaid expenses and other current assets and debt issuance costs on the Company’s condensed consolidated balance sheet. Amortization of debt issuance costs for the three months ended March 31, 2009 was $2.7 million and was included in interest expense on the Company’s condensed consolidated statements of operations.

Investment in DBSD—Under ASC 810, consolidation of a majority-owned subsidiary is precluded when control, either directly or indirectly does not rest with the majority voting interest of an entity. Bankruptcy represents a condition which can preclude consolidation or equity method accounting as control rests with the Bankruptcy Court, rather than the majority owner. As described in Note 1, DBSD filed for bankruptcy protection on May 15, 2009. Accordingly, the Company deconsolidated DBSD as of that date, which eliminates the results of DBSD’s operations from the Company’s operations beginning May 15, 2009. As the Company is not expected to maintain its majority ownership interest in DBSD under the Plan of Reorganization, nor will the Company regain significant influence or control of DBSD under the Plan of Reorganization, the Company is accounting for its remaining investment in DBSD as a cost method investment. The Company determines the fair value of its investment in DBSD based on the guidance in ASC 820, Fair Value of Measurements and Disclosures (“ASC 820”) (formerly SFAS No. 157, Fair Value Measurements). On a quarterly basis, the Company evaluates its cost method investment in DBSD for impairment. See Note 4 for further discussion regarding the deconsolidation of DBSD, including calculation of the resulting gain upon deconsolidation.

Fair Value of Financial Instruments—As of March 31, 2010 and December 31, 2009, the Company’s financial instruments include its cash and cash equivalents, investment in DBSD, accounts payable and certain other assets and accrued liabilities. The Company determines the fair value of its financial instruments based on the hierarchy established by ASC 820. Refer to Note 4 for a discussion regarding the fair value of the Company’s investment in DBSD. The carrying amounts of the Company’s other financial instruments are reasonable estimates of their fair values because they are equivalent to cash or due to their short-term nature.

Accumulated Other Comprehensive Loss—As of March 31, 2010 and December 31, 2009, the Company’s accumulated other comprehensive loss consisted of cumulative translation adjustments of $8.0 million and $7.2 million, respectively.

Research and Development Costs—Research and development costs, consisting of third-party engineering, consulting and development costs incurred associated with technology being considered for use in the DBSD MSS/ATC System through May 15, 2009, as well as costs associated with an evaluation of the usability of the Company’s MEO satellite system, are expensed as incurred. The Company reviews each of its research and development projects to determine if technological feasibility has been achieved, at which point, future development costs associated with that project are capitalized.

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

Stock-Based Compensation—The Company records stock-based compensation in accordance with ASC 718, Compensation–Stock Compensation (“ASC 718”) (formerly SFAS No. 123 (revised 2004), Share-Based Payment). ASC 718 requires measurement of all share-based payment awards based on the estimated fair value on the date of grant and the recognition of compensation cost over the requisite service period for awards expected to vest.

The Company records stock-based compensation on stock options and restricted stock awards issued to employees, directors and consultants. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model (“Black-Scholes Model”) based on the single option award approach. The fair value of restricted stock awards is determined based on the number of shares granted and the quoted market price of the Company’s Class A common stock on the date of grant. The fair value of stock options is amortized to expense on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of restricted stock awards with performance conditions deemed probable of being achieved and cliff vesting is amortized to expense over the requisite service period using the straight-line method of expense recognition. The fair value of restricted stock awards with performance conditions deemed probable of being achieved and graded vesting is amortized to expense over the requisite service period using the accelerated method of expense recognition. The fair value of share-based payment awards as determined by the Black-Scholes Model is affected by the Company’s stock price as well as other assumptions. These assumptions include, but are not limited to, the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. ASC 718 requires forfeitures to be estimated at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Foreign Currency Translation and Foreign Currency Transactions—The reporting currency for the Company’s operations is U.S. dollars. The Company translates the activities of its subsidiaries with functional currencies other than the U.S. dollar at the average exchange rate prevailing during the period. Assets and liabilities denominated in foreign currencies are translated at the exchange rates prevailing at the balance sheet date. Translation adjustments resulting from these processes are recognized as a component of accumulated other comprehensive income (loss). The Company recognizes applicable cumulative translation adjustments as a component of operating income (loss) in the period in which a subsidiary is substantially liquidated. For the three months ended March 31, 2010 and 2009, there were no gains or losses resulting from the liquidation of subsidiaries.

Gains and losses on foreign currency transactions are recognized as a component of other income (expense) in the condensed consolidated statements of operations in the period in which they occur. For the three months ended March 31, 2010 and 2009, gains (losses) on intercompany foreign currency transactions of $(360,000) and $(5.8) million, respectively, have been excluded from net loss and reported as a component of accumulated other comprehensive loss due to their long-term investment nature.

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

The following table sets forth the computation of basic and diluted loss per share (in thousands, except share and per share data):

	Three months ended March 31,
	2010	2009
Net loss	$(4,645)	$(46,119)

Weighted average common shares outstanding	220,020,343	207,757,516
Less: weighted average unvested restricted stock awards	(1,105,750)	(318,456)

Shares used for computation of basic and diluted loss per share(1)	218,914,593	207,439,060

Basic and diluted loss per share	$(0.02)	$(0.22)

(1)	The effect of certain stock options and warrants was anti-dilutive, and they were not included in the calculation of diluted loss per share. As of March 31, 2010 and 2009, anti-dilutive stock options and warrants totaled 18,544,463 and 17,686,933, respectively.

4. Deconsolidation of DBSD

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

In accordance with ASC 810, the Company recognized a gain of $281.4 million upon the deconsolidation of DBSD. This gain was determined based upon the fair value of the Company’s retained investment in DBSD as of May 15, 2009 ($23.7 million) as described below, less the carrying value of DBSD’s net assets as of May 15, 2009 (net deficit of $257.7 million). During the period from May 15, 2009 to December 31, 2009, the Company reduced its gain on deconsolidation of DBSD by $474,000 as a result of reimbursements due to DBSD for their respective share of stock awards that ultimately failed to vest.

The Company determined the estimated fair value of DBSD using several valuation methods, including a market comparable analysis, a spectrum transaction analysis and a discounted cash flow model. The valuation methodologies utilized were based on both observable and unobservable inputs within the hierarchy established in ASC 820, and included certain publicly available financial and other information regarding DBSD and similar companies in the MSS industry as well as DBSD’s projected future cash flows. The market comparable analysis and spectrum analysis were based largely on Level 2 observable inputs, whereas the discounted cash flow analysis relied primarily on Level 3 unobservable inputs. The market comparable analysis was based on enterprise values of publicly traded companies that have assets, operating, and financial characteristics similar to DBSD. This analysis evaluated publicly traded companies in the MSS industry and compared them to DBSD based upon industry benchmarks. The spectrum transaction analysis was based upon the value of relevant spectrum auctions and transactions and evaluated the range of transaction prices/MHz POP paid in recent spectrum auctions and transactions. The discounted cash flow analysis approach discounts the expected future cash flows by a discount rate determined by calculating the average cost of debt and equity for publicly traded companies that are similar to DBSD. For purposes of the discounted cash flow analysis, the Company utilized DBSD’s expected future cash flows for its ICO Mobile Interactive Media (“ICO mim™”) business plan. The Company also utilized certain assumptions that market participants would use in pricing this asset, including assumptions about risk. The Company then evaluated each of these approaches, selected the results of the market comparable approach and applied a lack of marketability discount to reflect the illiquidity of the equity position relative to the public market comparables from which the value was estimated. Reliance on the market comparable approach was largely based on significant similarities between DBSD and comparable companies in the MSS industry segment. Each of the companies are in the development stage, operate under similar business plans and face capital market challenges due to ongoing funding requirements in an extremely capital intensive business. The valuation and analysis resulted in an estimate of the fair value of the Company’s retained investment in DBSD, based on its approximate 5% expected ownership interest, of approximately $23.7 million as of the date of deconsolidation.

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

As of March 31, 2010 and December 31, 2009, the fair value of the Company’s cost method investment in DBSD was approximately $30.0 million and $33.0 million, respectively. The fair value of the Company’s investment in DBSD at March 31, 2010 and December 31, 2009 was determined using assumptions consistent with the analysis used to determine the fair value as of May 15, 2009, with the exception of the Company’s assumed ownership interest in DBSD which was reduced to approximately 4% as of March 31, 2010, due to the dilutive effect of shares expected to be issued to general unsecured creditors and exit financing lenders. The Company also evaluated its investment in DBSD for any impairment indicators that would have a significant adverse effect on its fair value, and no matters came to the Company’s attention that indicated an impairment of its investment in DBSD. The Company will continue to evaluate its cost method investment in DBSD for impairment on a quarterly basis.

5. Gateway Agreements and Contract Settlements

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

The following table sets forth a summary of the transactions with the Company’s various Gateway Operators (in thousands):

	Three months ended March 31,
	2010	2009
Total gateway liability, beginning of period	$58,465	$49,966
Expense recognized under Gateway Operating Agreements	343	522
Interest expense related to Gateway Infrastructure Agreements	1,059	831
Payments made to Gateway Operators	(213)	(244)
Effect of changes in foreign currency exchange rates	539	(111)

Total gateway liability, end of period	$60,193	$50,964

The following table summarizes the Company’s total gateway liability with its Gateway Operators and is included in the following line items on the condensed consolidated balance sheets (in thousands):

	March 31, 2010	December 31, 2009
Accrued expenses	$17,547	$17,423
Accrued interest	24,071	22,657
Current portion of capital lease obligations	18,575	18,385

Total gateway liability	$60,193	$58,465

6. Commitments and Contingencies

Satellite System Operating Commitments—The Company has an agreement with Intelsat, Ltd. (“Intelsat”) to provide satellite operational services to support the telemetry, tracking and control (“TT&C”) system of F2. Under this agreement, the Company is obligated to pay Intelsat a recurring, monthly fee associated with TT&C and other satellite support services. In addition to this agreement, the Company has commitments for operational services related to its MEO satellite system. As of March 31, 2010, the Company had satellite system operating commitments of approximately $2.9 million related to its MEO satellite system, of which $2.5 million is payable in 2010 and $0.4 million is payable in 2011.

Lease and Operating Commitments—The Company entered into agreements with ten Gateway Operators that own and operate substantially all of the Company’s MEO gateway sites. Such agreements require the repayment of certain up-front capital asset costs incurred by each Gateway Operator in establishing the initial infrastructure for the gateway. The Company continues to have lease commitments under certain of these agreements (see Note 5).

The Company leases office space, a storage facility for its MEO satellites that are in various stages of development and certain equipment under noncancellable rental agreements accounted for as operating leases. In addition, DBSD has lease commitments for the terrestrial network sites that support its demonstration trials, which have been included in the Company’s operating results up until deconsolidation of DBSD on May 15, 2009. Total rental expense under operating leases for the three months ended March 31, 2010 and 2009 was approximately $178,000 and $373,000, respectively, and is included in general and administrative expenses on the Company’s condensed consolidated statements of operations. Subsequent to the deconsolidation of DBSD on May 15, 2009, rental expense under operating leases is reflected net of related party expenses allocated between the Company and DBSD under a shared services arrangement.

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

On October 21, 2008, the jury awarded the Company at least $370.6 million in its verdict in the case. The jury awarded the Company $370.6 million against BSSI, composed of $279.0 million for breach of contract and fraud with regard to satellite pricing and $91.6 million for fraud with regard to launches. The jury also awarded the Company $91.6 million against Boeing for tortious interference. The jury also rejected all of BSSI’s causes of action against the Company.

On October 28, 2008, in view of the jury’s finding that BSSI and Boeing acted against the Company with malice, oppression or fraud, the jury heard evidence and argument to determine the amount, if any, of punitive damages to be awarded to the Company. On October 31, 2008, the jury awarded the Company $236.0 million in punitive damages, consisting of $59.0 million against BSSI and $177.0 million against Boeing.

On January 2, 2009, the court presiding over the case entered judgment on the verdict, including pre-judgment interest, in the amount of $631.1 million. On February 26, 2009, the Court denied most of Boeing/BSSI’s post-trial motions and granted one, and the judgment became final in the amount of $603.2 million. Beginning January 2, 2009, post-judgment interest began to accrue on the full judgment amount at the rate of 10% per annum (simple interest), or approximately $60 million per year. The awards are subject to the risks of appeals and collection. Boeing and BSSI filed their notice of appeal on March 6, 2009, and the Company filed its notice of appeal on March 24, 2009. In May 2009, Boeing posted the full bond required to stay enforcement of the judgment, pending appeal, in the amount of approximately $904 million. Boeing and BSSI filed their appellate brief on October 26, 2009, and the Company filed its appellate brief on March 22, 2010. Further reply briefing and oral argument will follow.

Through March 31, 2010, the Company has incurred approximately $20.5 million in pursuing this litigation and expects it will continue to incur additional costs through the ultimate resolution, which is uncertain.

In the opinion of management, except for those matters described above and in Note 5, to the extent so described, litigation, contingent liabilities and claims against the Company in the normal course of business are not expected to involve any judgments or settlements that would be materially adverse to the Company’s financial condition, results of operations or cash flows.

7. Stockholders’ Deficiency in Assets

Stock-Based Compensation—The Company records stock-based compensation on stock options and restricted stock awards issued to employees, directors and consultants in accordance with ASC 718, which requires measurement of all share-based payment awards based on the estimated fair value on the date of grant, and recognition of compensation cost over the requisite service period for awards expected to vest. The Company estimates its forfeiture rate for stock options and restricted stock awards based on the Company’s historical rate of forfeitures due to terminations and expectations for forfeitures in the future. As a direct result of employee turnover activity in 2009, the Company increased its estimated forfeiture rate to 25% and 40% in the second quarter of 2009 and fourth quarter of 2009, respectively.

As discussed in Note 1, DBSD filed for bankruptcy protection on May 15, 2009 and accordingly, the Company deconsolidated DBSD as of that date. The deconsolidation of DBSD resulted in a change in grantee status from employee to nonemployee, for purposes of ASC 718, for a significant number of the Company’s previously granted stock options and restricted stock awards issued to individuals who serve as employees, directors and consultants for DBSD. As a result, the fair value of unvested stock options and restricted stock awards granted to these individuals was remeasured upon the deconsolidation. Individuals who serve as employees and consultants for DBSD continue to provide the same level of service for the Company as prior to deconsolidation, many of which are primarily engaged in DBSD activities. As the Company accounts for its remaining investment in DBSD as a cost method investment, such activities cannot be considered to substantially benefit the Company, and thus the Company immediately expensed $1.4 million in the second quarter of 2009, the remeasured fair value of unvested stock options and restricted stock awards granted to individuals who serve as employees, directors and consultants for DBSD. Further, these awards will be remeasured and incrementally expensed, as necessary, on a quarterly basis until the awards’ requisite service periods are completed.

For the three months ended March 31, 2010 and 2009, the Company recognized non-cash stock-based compensation expense of $327,000 and $1.4 million, respectively. Stock-based compensation expense is included in general and administrative expenses on the Company’s condensed consolidated statements of operations.

Stock Options—The Company has granted stock options to employees, directors and consultants in connection with their service to the Company and DBSD. For the three months ended March 31, 2010 and 2009, the Company recognized non-cash stock-based compensation expense of $270,000 and $1.3 million, respectively, related to its stock options.

The Company did not grant any stock options during the three months ended March 31, 2009. The weighted average fair value of stock options granted during the three months ended March 31, 2010 was estimated using the Black-Scholes Model with the following assumptions:

Three months ended March 31, 2010
Weighted average expected volatility	121%
Weighted average risk-free interest rate	3.1%
Expected dividend yield	0%
Weighted average expected term in years	6.3
Weighted average estimated fair value per option granted	$1.02

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

In February 2010, the Company granted Benjamin G. Wolff, its Chairman and Chief Executive Officer, options to purchase 2,000,000 shares of its Class A common stock in connection with Mr. Wolff’s appointment as the Company’s Chief Executive Officer. The Company’s stock option activity for the three months ended March 31, 2010 is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding—December 31, 2009	13,977,448	$4.18
Granted	2,000,000	$1.16
Forfeited	(604,875)	$3.86

Outstanding—March 31, 2010	15,372,573	$3.80

Exercisable—March 31, 2010	10,122,510	$4.59

Vested and expected to vest—March 31, 2010	11,643,854	$4.61

Restricted Stock Awards—The Company has granted restricted stock awards to employees and consultants in connection with their service to the Company and DBSD. For the three months ended March 31, 2010 and 2009, the Company recognized non-cash stock-based compensation expense of $57,000 and $130,000, respectively, related to its restricted stock awards.

In October 2007, the Company granted 580,000 shares of restricted Class A common stock to certain employees and consultants. The restricted stock awards contain performance and service conditions to encourage the attainment of key performance targets and retention of employees and consultants. Individual employees and consultants have different amounts of restricted stock awards allocated to the various performance conditions dependent on their responsibilities. The portion of restricted stock awards allocated to a particular performance condition vest 50% when that condition is achieved. After the performance condition is achieved, 25% of shares allocated to that condition vest one year after the performance condition is achieved and the remaining 25% of shares allocated to that condition vest two years after the performance condition is achieved. The total compensation cost associated with these restricted stock awards is being charged to expense over the requisite service periods. As of March 31, 2010, restricted stock awards equal to 424,153 shares have vested upon satisfaction of the respective performance and service conditions.

In December 2008, the Company granted 100,000 shares of its restricted Class A common stock to certain employees. These restricted stock awards had a grant date fair value of $108,000 and were charged to expense over the requisite service period ending January 31, 2009. The Company did not grant any restricted stock awards to its employees or consultants in 2009.

In February 2010, the Company granted 2,000,000 shares of its restricted Class A common stock to Mr. Wolff, of which 50% of the restricted shares vest based upon achievement of certain performance objectives established by the Company’s Compensation Committee (25% in connection with resolution of the Boeing litigation and 25% in connection with securing financing or consummating a transaction that enables the Company to use some or all of its net operating loss carry forwards), subject to an affirmative determination by the Board of Directors that the objectives have been met. These performance-based restricted stock awards had a fair value on the date of grant of $1.2 million. Compensation expense associated with these stock awards is charged to expense over the longest requisite service period upon determination of the probability of the conditions being met. The remaining 50% of the restricted shares are service-based awards and lapse in four equal annual installments. These service-based restricted stock awards had a fair value on the date of grant of $1.2 million and the compensation expense associated with these stock awards is being charged to expense over the requisite service period ending January 1, 2014.

The Company’s restricted stock award activity for the three months ended March 31, 2010 is summarized as follows:

	Number of restricted stock awards	Weighted average fair value
Unvested—December 31, 2009	147,753	$4.46
Granted	2,000,000	$1.16
Vested	(19,603)	$4.46
Forfeited	(10,000)	$4.46

Unvested—March 31, 2010	2,118,150	$1.34

Rights Offering—On February 17, 2010, the Company launched its Rights Offering, pursuant to which the Company offered to its stockholders shares of its Class A common stock at a purchase price of $0.70 per share (“Subscription Right”). Pursuant to the Rights Offering, the Company distributed one non-transferrable Subscription Right, at no charge, to each holder of its Class A common stock and one non-transferrable Subscription Right, at no charge, to each holder of its Class B common stock, for each share held as of 5:00 p.m., New York City time, February 8, 2010, the record date for the Rights Offering. Each non-transferrable Subscription Right represents the right to purchase 0.2056 of a share of the Company’s Class A common stock at a price of $0.70 per share. Subscription Rights were exercisable at any time prior to 5:00 p.m., New York City time, on March 9, 2010, the scheduled expiration of the Rights Offering. In total, Subscription Rights were distributed for the purchase of up to approximately 42,870,000 shares of the Company’s Class A common stock. The per share closing trading price of the Company’s Class A common stock on February 8, 2010 and March 9, 2010 was $1.12 and $1.18, respectively.

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

The Rights Offering closed on March 9, 2010 and the Company received gross proceeds of approximately $30 million. The proceeds from the Rights Offering are currently expected to be used for ongoing operational expenses. The Company may also use a portion of the proceeds to acquire or invest in other businesses, products or technologies, which may or may not be related to our historical business activities, as well as for capital expenditures. Pending these uses, the Company expects to invest the proceeds in short-term, investment-grade securities.

Tax Benefits Preservation Plan—In connection with the adoption of the Tax Benefits Preservation Plan (“Tax Benefits Plan”) as discussed in Note 8, the Board of Directors authorized and declared a dividend of one Class A Right for each outstanding share of its Class A common stock and one Class B Right for each outstanding share of its Class B common stock outstanding at the close of business on February 8, 2010, the record date (collectively referred herein as “Rights”). Upon the occurrence of certain events, each Class A Right entitles the registered holder to purchase from the Company one one-thousandth of a share (“Unit”) of its Series A Junior Participating Preferred Stock, par value $0.01 per share (“Series A Preferred”) and each Class B Right entitles the registered holder to purchase from the Company one Unit of its Series B Junior Participating Preferred Stock, par value $0.01 per share (“Series B Preferred”) in each case at a purchase price of

$12.40 per Unit, subject to adjustment. The Rights will not be exercisable until the earlier of (i) ten business days after a public announcement that a person or group (an “Acquiring Person”) has acquired beneficial ownership of 4.9% or more of the Company’s then-outstanding securities without the approval of the Board of Directors (or such earlier date as the Board of Directors determines that a person or group has become an Acquiring Person) and (ii) ten business days after the commencement of a tender or exchange offer by a person or group for 4.9% of the Company’s securities (or such later date as determined by the Board of Directors). The Rights will expire on the earliest of (i) January 29, 2020, (ii) the time at which the Rights are redeemed or exchanged pursuant to the Tax Benefits Plan, or (iii) the repeal of Section 382 or any successor statute if the Board of Directors determines that the Tax Benefits Plan is no longer necessary for the preservation of certain tax benefits, including net operating loss carry forwards (“NOLs”). After any person becomes an Acquiring Person, subject to terms and conditions of the Tax Benefits Plan, each holder of a Right, other than Rights beneficially owned by the Acquiring Person, will have the right to receive upon exercise of a Right and payment of the Purchase Price, that number of Units of Series A Preferred or shares of Class A common stock or Units of Series B Preferred or shares of Class B common stock, or cash, property, or other securities of the Company, subject to discretion by the Board of Directors, having a market value of two times the Purchase Price.

The exercise of the Rights was deemed not probable and no liability was provided for at the filing date of these financial statements.

8. Income Taxes

As discussed in Note 1 and Note 4, on May 15, 2009, the Company ceased to have control of DBSD and accordingly, the Company deconsolidated DBSD as of that date. Under ASC 810, when control of a subsidiary is lost, the parent derecognizes all of the assets and liabilities of the subsidiary, including deferred tax assets and liabilities.

The Company has considered all available evidence, both positive and negative, and ongoing prudent and feasible tax planning strategies to determine whether, based on the weight of that evidence, a valuation allowance is needed to reduce the value of deferred tax assets. A valuation allowance sufficient to reduce the deferred tax assets to an amount that is more likely than not to be realized has been provided. The income tax benefit for the three months ended March 31, 2010 is primarily due to expiration of the statute of limitations associated with previously recorded uncertain tax positions, including interest and penalties.

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

9. Related Parties

The Company considers its related parties to be DBSD as well as its principal shareholders and their affiliates.

DBSD—As of March 31, 2010 and December 31, 2009, the Company had net payables to affiliates of $1.4 million and $1.3 million, respectively, related to transactions arising with DBSD, including allocated employment-related costs and occupancy-related costs, and reimbursement of payments made to the Company by DBSD for their respective share of stock awards that ultimately failed to vest.

Eagle River Satellite Holdings, LLC (“ERSH”), Eagle River Investments, Eagle River, Inc. and ERP—ERSH, Eagle River Investments, Eagle River, Inc. and ERP (collectively, “Eagle River”) is the Company’s controlling stockholder with an economic interest of approximately 33.5% and a voting interest of approximately 65.8% as of March 31, 2010.

The Company has an agreement with Eagle River, Inc. to provide advisory services to the Company. This agreement has an annual fee of $500,000 and is payable in quarterly installments in stock or cash, at the Company’s option. As of March 31, 2010, the Company has elected to make all payments in Class A common stock and has issued 1,572,780 shares as consideration. As of March 31, 2010 and December 31, 2009, the Company owed Eagle River, Inc. approximately $42,000 pursuant to the advisory services agreement, which was included in accrued expenses on the Company’s condensed consolidated balance sheets.

The Company entered into a loan agreement with Eagle River Investments in 2002, which was subsequently transferred to ERSH. In connection with this loan agreement, the Company issued warrants to ERSH to purchase an aggregate of three million shares of its Class A common stock at a weighted average exercise price of $0.01 per share. These warrants remain outstanding at March 31, 2010 and are exercisable through December 12, 2012.

In connection with the Company’s Rights Offering as discussed in Note 7, ERP entered into a standby purchase agreement with the Company (“ERP Standby Commitment”). Pursuant to the ERP Standby Commitment, ERP agreed to acquire from the Company, at the same subscription price of $0.70 per share offered to other stockholders, shares of Class A common stock that are not purchased by the Company’s other stockholders in the Rights Offering, subject to certain conditions, in an amount up to $17.25 million. The Company did not need to call on the ERP Standby Commitment because the exercise of basic subscription and over-subscription privileges was sufficient to complete the Rights Offering. ERP did not receive any compensation for its standby arrangement.

Benjamin G. Wolff, the Company’s Chairman and Chief Executive Officer, is the President of ERSH, Eagle River Investments, Eagle River, Inc. and ERP, and is compensated by both Eagle River Investments and the Company.

Clearwire Corporation—Eagle River Holdings, LLC (which, like ERSH, is ultimately beneficially owned by Craig McCaw) is a significant stockholder of Clearwire Corporation (“Clearwire”). The Company had a month-to-month agreement with Clearwire to provide office space for certain of its regulatory personnel in Washington, DC. Total payments made to Clearwire under this agreement were $15,000 for each of the three months ended March 31, 2010 and 2009. DBSD also has an agreement with Clearwire to explore ways to collaborate on offering Clearwire’s broadband Internet offering in conjunction with its ICO mim service, and building out and sharing a terrestrial network (“Cooperation Agreement”). Pursuant to leases in connection with the Cooperation Agreement, DBSD reimbursed Clearwire for utility usage at certain of Clearwire’s terrestrial towers and office space that supports its demonstration trials. Payments pursuant to these leases have been included in the Company’s operating results up until deconsolidation of DBSD on May 15, 2009. Total payments made to Clearwire under this agreement for the three months ended March 31, 2009 were $7,000. Mr. Wolff is the co-founder and served as co-chairman of Clearwire until February 2010. Mr. Wolff also previously served as the Chief Executive Officer of Clearwire until March 2009.

Davis Wright Tremaine—Mr. Wolff is the spouse of a partner at the law firm Davis Wright Tremaine LLP (“DWT”), which provides the Company with ongoing legal services. Total payments made to DWT for the three months ended March 31, 2010 and 2009 were $1,000 and $70,000, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying notes included elsewhere in this quarterly report and the audited consolidated financial statements and notes included in our 2009 10-K.

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

Overview

We are a development stage next-generation MSS operator. We have one MEO satellite in orbit and have ten additional MEO satellites in various stages of completion. Due to disagreements with Boeing, the manufacturer and launch manager of our MEO satellites, and the related litigation described below, we have not advanced the development of our MEO satellites since 2004. Prior to the cessation of our MEO development activities, we had invested approximately $2.6 billion into our MEO satellite system. We are exploring ways to capitalize on the significant investment we have already made in our MEO system. Specifically, we continue to explore the potential development of a MEO satellite business plan outside of the United States and Canada. We have taken numerous steps to explore business opportunities for F2 and for deployment of a constellation of MEO satellites. We have conducted research and analysis on services that can be provided by F2, including low-bit rate “store and send” capabilities for remote operations and, if a MEO constellation is deployed, real time voice and data connectivity and the potential future capability to support any number of voice, data, Internet and video services worldwide.

Our existing cash and cash equivalents are not sufficient for the development of the full MEO satellite constellation and it would require substantial funding to support such a development effort. We may be unable or choose not to obtain the additional funding required to support a full development plan. Furthermore, Boeing is the sole manufacturer capable of completing our partially completed satellites. In the absence of reaching an agreement with Boeing, we will likely sell or dispose of our MEO assets. We are also exploring how we can optimize shareholder value through the proceeds, if any, from the Boeing litigation, leveraging our actual and our potential tax losses, and our ongoing interest in and relationship with DBSD. These activities could result in our investing in or acquiring assets or businesses that are unrelated to our historical assets or business.

In February 2010, together with DBSD, we responded to an appeal from the International Telecommunication Union (“ITU”) to provide communications capability for international relief agencies operating in response to the Haitian earthquake. We are providing equipment from DBSD’s North American demonstration trials and utilizing our international spectrum assignments to provide Internet connectivity in fixed and mobile environments in Haiti pursuant to the 2007 memorandum of understanding between us, the Commonwealth Business Council and the ITU. We are providing this service at no charge and expect to provide this service at least until the second quarter of 2010.

We have ITU coordination priority on 25-60 MHz of 2 GHz spectrum on which to operate a MEO satellite system globally outside of the United States and Canada (with the exception of one Middle Eastern country) in compliance with regulations promulgated by the United Kingdom and the ITU. However, the U.K. Office of Communications (“Ofcom”) has stated its intent, pending the filing by one of our subsidiaries of a judicial review (“Judicial Review”), to write to the ITU to “instruct that the ICO-P assignments currently recorded in the ITU Master Register be cancelled.” We have filed for a Judicial Review, which has been accepted for hearing by the U.K. court and is currently scheduled to be heard on May 12, 2010 and May 13, 2010. In addition, in Europe, on June 30, 2008, the European Parliament passed Decision No. 626/2008/EC under which, on August 7, 2008, the European Commission (“EC”) made a call for applications by October 7, 2008 for pan-European systems to provide MSS (“EC Call”). On September 26, 2008, we initiated proceedings in the European General Court seeking the annulment of Decision No. 626/2008/EC of the European Parliament, contending that the decision is illegal and should be annulled pursuant to Articles 230 and 231 of the Treaty establishing the European Community (“First Proceeding”). As this proceeding had not been completed by the October 7, 2008 deadline to submit applications in response to the EC to provide MSS in Europe, ICO Satellite Limited filed an application with the EC as called for in the above mentioned EC Call, without prejudice, pending the outcome of the First Proceeding in the European General

Court. On November 12, 2008 the EC admitted the application of ICO Satellite Limited into the EC Call, and, on May 14, 2009, the EC announced that it had not selected the application of ICO Satellite Limited. In response to this decision, on September 4, 2009, we filed in the European General Court an additional proceeding to challenge the outcome of the EC Call process (“Second Proceeding”). The European Court has not yet ruled on our Applications, but has required the EC to file its defense to our case with respect to the Second Proceeding.

We have been engaged in litigation with Boeing and BSSI since 2004. In October 2008, after a three-month trial, the jury found that BSSI had breached its contract with ICO Operations and engaged in fraud, and that BSSI’s parent, Boeing, had tortiously interfered with our contract. The jury further found that in dealing with us, BSSI and Boeing acted with malice, oppression or fraud. The verdicts totaled $371 million in compensatory damages and $236 million in punitive damages. The jury also awarded us $91.6 million against Boeing for tortious interference. On January 2, 2009, judgment was entered in favor of ICO Global in the amount of $631 million, including $24 million of pre-judgment interest. On February 26, 2009, the Court denied six of the seven Boeing/BSSI post-trial motions and granted one motion regarding pricing fraud, reducing the judgment by approximately $28 million, or 4%. As a result, the judgment previously entered on the jury’s compensatory and punitive damages verdicts against both Boeing and BSSI became final in the amount of $603.2 million. Beginning January 2, 2009, post-judgment interest began to accrue on the full judgment amount at the rate of 10% per annum (simple interest), or approximately $60 million per year. The awards are subject to the risks of appeals and collection. Boeing and BSSI filed their notice of appeal on March 6, 2009, and we filed our notice of appeal on March 24, 2009. In May 2009, Boeing posted the full bond required to stay enforcement of the judgment, pending appeal, in the amount of approximately $904 million. Boeing and BSSI filed their appellate brief on October 26, 2009, and we filed our appellate brief on March 22, 2010. Further reply briefing and oral argument will follow. We cannot predict the timing or outcome of the appeal process. Given the appeals filed by Boeing and BSSI, and their potential post-appeal requests, it is unlikely that we will generate any liquidity from this verdict in the next 12 months.

We are a development stage enterprise as defined in ASC 915, and will continue to be so until we commence commercial operations. We are not currently generating revenue from operations and may be unable to obtain funding necessary to fund our future working capital requirements or achieve positive cash flow from operations. Successful completion of our development program and, ultimately, the attainment of profitable operations, are dependent upon future events, including obtaining adequate financing to fulfill our development activities, obtaining regulatory approval, and achieving a level of sales adequate to support our cost structure. On March 9, 2010, we completed our previously announced Rights Offering, under which rights for a total of approximately 42.9 million shares were subscribed for by rights holders. We received gross proceeds of approximately $30 million from the Rights Offering, which are currently expected to be utilized to fund our working capital needs for at least the next twelve months. We may also use a portion of the proceeds to acquire or invest in other businesses, products or technologies, which may or may not be related to our historical business activities, as well as for capital expenditures.

Our cost basis investee, DBSD, is currently developing an advanced next-generation hybrid MSS/ATC System. DBSD is authorized by the FCC to offer MSS throughout the United States using a geosynchronous earth orbit satellite (“DBSD G1”). DBSD is also authorized, subject to meeting certain gating criteria, to integrate an ancillary terrestrial component (“ATC”) into its MSS system in order to provide integrated satellite and terrestrial services. The DBSD MSS/ATC System can provide wireless voice, video, data and/or Internet service throughout the United States on mobile and portable devices. DBSD is currently in the process of demonstrating the operational status of its MSS/ATC System on a trial basis. DBSD has constructed terrestrial networks in Las Vegas, Nevada and Reston, Virginia to demonstrate its MSS/ATC system, and recently concluded a one year trial in Raleigh-Durham, North Carolina.

On May 15, 2009, ICO Global, DBSD, and certain holders of the DBSD 2009 Notes executed the Support Agreement in connection with restructuring of the DBSD 2009 Notes and restructuring of the DBSD 2009 Credit Facility. The Support Agreement required DBSD, among other things, to file for Chapter 11 of Title 11 of the U.S. Bankruptcy Code by May 15, 2009. As a result, on May 15, 2009, DBSD filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the U.S. Bankruptcy Code with the Bankruptcy Court. In accordance with ASC 810, a parent shall deconsolidate a subsidiary as of the date the parent ceases to have a controlling interest in the subsidiary. Bankruptcy represents a condition which can preclude consolidation as control rests with the Bankruptcy Court, rather than the majority owner. Accordingly, due to our loss of control over DBSD as a result of the Chapter 11 cases, we have deconsolidated DBSD from our financial operating results as of May 15, 2009.

        In order to exit the Chapter 11 cases successfully, DBSD is required to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization or liquidation that satisfies the requirements of the Bankruptcy Code. On May 30, 2009, DBSD filed its Plan of Reorganization and Disclosure Statement. The primary purpose of the Plan of Reorganization is to effect the restructuring and substantial de-leveraging of the DBSD capital structure to bring it into alignment with their future operating prospects and to provide DBSD with greater liquidity. Under the Plan of Reorganization, holders of the DBSD 2009 Notes would receive shares of common stock of DBSD representing approximately 95% of the outstanding equity of DBSD and ICO Global would receive shares of common stock of DBSD representing approximately 5% of the outstanding equity of DBSD, subject to the dilutive effect of shares to be issued to DBSD’s general unsecured creditors and reorganized DBSD’s exit financing lenders. In addition, ICO Global would receive warrants to purchase at $0.01 per share up to an additional 10% of the equity of DBSD which shall be exercisable upon certain valuation events. On July 27, 2009, the Bankruptcy Court entered an order approving the Disclosure Statement and the solicitation procedures. DBSD presented their case for confirmation of the Plan of Reorganization at a hearing on September 22, 2009 through September 25, 2009. On October 26, 2009, the Bankruptcy Court issued a decision ruling in favor of confirmation of the Plan of Reorganization, and the Bankruptcy Court entered its order on November 23, 2009. On March 24, 2010, the Federal District Court for the Southern District of New York denied all appeals and affirmed the order, which is subject to further appeal. The FCC must approve the transfer of DBSD licenses to the reorganized DBSD under the Plan of Reorganization, and if it does not do so, the Plan of Reorganization cannot be implemented in its current form. DBSD filed with the FCC for approval of the transfer of control of the DBSD spectrum licenses on December 11, 2009. DBSD cannot predict when the FCC will act on the request for transfer. On December 16, 2009, the Bankruptcy Court authorized DBSD to secure DIP financing in the amount of $25 million to fund their operations while they await FCC approval of the license transfers and emergence from bankruptcy.

Critical Accounting Policies

Critical accounting policies require difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The judgments and uncertainties affecting the application of these policies include significant estimates and assumptions made by us using information available at the time the estimates are made. Actual results could differ materially from those estimates. Our critical accounting policies involve judgments associated with our accounting for the fair value of financial instruments (including our investment in DBSD), asset impairment, contract settlements, stock-based compensation, income taxes and contingencies. There have been no significant changes to our critical accounting policies disclosed in our 2009 10-K.

Results of Operations

The following table is provided to facilitate the discussion of our results of operations for the three months ended March 31, 2010 and 2009 (in thousands):

	Three months ended March 31,
	2010	2009(1)
General and administrative expenses	$4,546	$17,014
Research and development expenses	—	1,544
Interest income	—	(421)
Interest expense	1,072	22,323
Other expense	752	5,369
Income tax (benefit) expense	(1,725)	290

(1)	Our results of operations for the three months ended March 31, 2009 include DBSD operating activity. DBSD was deconsolidated from our financial operating results effective May 15, 2009. Accordingly, our operating results for the three months ended March 31, 2010 do not include any DBSD operating activity.

General and Administrative Expenses. General and administrative expenses are primarily comprised of personnel costs, stock-based compensation, third-party legal and professional fees, satellite storage, satellite system operating expenses and general office related costs.

General and administrative expenses decreased $12.5 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. General administrative expenses decreased approximately $12.9 million as a result of the deconsolidation of DBSD effective May 15, 2009. The decrease of $12.9 million was partially offset by an increase in general and administrative expenses of $0.4 million primarily due to higher costs associated with legal matters and other professional fees in the current year.

Research and Development Expenses. Research and development expenses consist of third-party engineering, consulting and development costs associated with technology being considered for use in the DBSD MSS/ATC System and ICO mim service as well as costs incurred to evaluate the usability and augmentation of our MEO satellite system.

Research and development expenses decreased $1.5 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This decrease is due to a reduction in design and development activities related to the DBSD MSS/ATC System and ICO mim service as a result of the deconsolidation of DBSD effective May 15, 2009.

Interest Income. Interest income for the three months ended March 31, 2009 is primarily attributable to interest earned on the investment of the proceeds from the DBSD 2009 Notes, the DBSD 2009 Credit Facility and the series of securities purchase agreements entered into during June 2008.

Interest income decreased $421,000 for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 due to a reduction in our cash, cash equivalents, and investment balances subsequent to the deconsolidation of DBSD. DBSD has been excluded from our operating results effective May 15, 2009 and we no longer recognize interest income earned on any cash and investments held by DBSD after May 15, 2009.

Interest Expense. Interest expense for the three months ended March 31, 2010 consists primarily of interest costs resulting from capital lease obligations associated with certain of our MEO gateway sites. Interest expense for the three months ended March 31, 2009 is primarily comprised of interest incurred and the amortization of debt issuance costs related to the DBSD 2009 Notes and DBSD 2009 Credit Facility, and the amortization of the debt discount associated with the DBSD 2009 Notes.

Interest expense decreased $21.3 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The decrease is primarily the result of the deconsolidation of DBSD. DBSD has been excluded from our operating results effective May 15, 2009 and we no longer record interest expense associated with the DBSD 2009 Notes and DBSD 2009 Credit Facility after May 15, 2009.

Other Expense. Other expense for the three months ended March 31, 2010 is comprised primarily of losses on foreign currency transactions of $387,000 and $365,000 of expense associated with reimbursements due to DBSD for their respective share of stock awards that ultimately failed to vest. Other expense for the three months ended March 31, 2009 is comprised primarily of net realized and unrealized losses of $4.3 million associated with ARS investments held by DBSD as well as losses on foreign currency transactions of $1.1 million.

Income Tax (Benefit) Expense. Income tax benefit for the three months ended March 31, 2010 is primarily due to expiration of the statute of limitations associated with previously recorded uncertain tax positions, including interest and penalties. Income tax expense for the three months ended March 31, 2009 was nominal and is comprised primarily of interest and penalties related to uncertain tax positions.

We are still in the development stage and continue to incur losses. The tax benefit for these losses will not be recognized until realization is more likely than not.

Liquidity and Capital Resources

Overview. Our primary expected cash needs for the next twelve months are for the ongoing operating costs associated with our MEO satellite system and other general corporate purposes.

On March 9, 2010, we completed our previously announced Rights Offering, under which rights for a total of approximately 42.9 million shares were subscribed for by rights holders. We received gross proceeds of approximately $30 million from the Rights Offering, which are currently expected to be utilized to fund our working capital needs for at least the next twelve months. We may also use a portion of the proceeds to acquire or invest in other businesses, products or technologies, which may or may not be related to our historical business activities, as well as for capital expenditures.

As of March 31, 2010, we had a working capital deficit (current liabilities exceeded current assets) of approximately $33.7 million. This deficit is primarily due to our MEO gateway obligations of $60.2 million, which are classified as current liabilities due to their contractual commitments. We do not anticipate these gateway obligations to require significant cash payments during the next twelve months; however, the counterparties could assert payment for these obligations.

Cash Flows. The following table is provided to facilitate the discussion of our liquidity and capital resources for the three months ended March 31, 2010 and 2009 (in thousands):

	Three months ended March 31,
	2010	2009
Net cash provided by (used in):
Operating activities	$(2,700)	$(8,011)
Investing activities	(202)	2,008
Financing activities	29,074	(91)
Effect of foreign exchange rate changes on cash	(258)	(50)

Net increase (decrease) in cash and cash equivalents	25,914	(6,144)
Cash and cash equivalents—beginning of period	4,983	29,261

Cash and cash equivalents—end of period	$30,897	$23,117

Cash, cash equivalents and short-term investments were $30.9 million at March 31, 2010 compared to $5.0 million at December 31, 2009. This increase is primarily due to proceeds from the Rights Offering of approximately $30 million, partially offset by the incurrence of ongoing operating costs associated with our MEO satellite system and other general corporate expenditures in 2010.

For the three months ended March 31, 2010, cash used in operating activities consisted primarily of our net loss of $4.6 million adjusted for various non-cash items, including unrealized foreign exchange losses of $380,000 and stock-based compensation expense of $327,000. For the three months ended March 31, 2009, cash used in operating activities consisted primarily of our net loss of $46.1 million adjusted for various non-cash items. These non-cash items include: (i) $30.0 million of interest expense on the DBSD 2009 Notes paid in the form of additional notes; (ii) $5.0 million of amortization of debt issuance costs related to the DBSD 2009 Notes and DBSD 2009 Credit Facility and amortization of debt discount associated with the DBSD 2009 Notes; (iii) $4.3 million of realized and unrealized losses related to ARS held by DBSD; and (iv) stock-based compensation expense of $1.4 million.

For the three months ended March 31, 2010, cash used in investing activities consisted of $202,000 in payments to affiliates. For the three months ended March 31, 2009, the primary source of cash provided by investing activities was net proceeds from sales of investment securities of $6 million, partially offset by capital expenditures of $4 million associated with the DBSD MSS/ATC System and ICO mim service.

For the three months ended March 31, 2010, cash provided by financing activities consisted primarily of $29.1 million of proceeds from the Rights Offering, net of related costs. For the three months ended March 31, 2009, cash used in financing activities was nominal.

Contractual Obligations. Our primary contractual obligations include payments and other obligations associated with our MEO satellite system. In the table below, we set forth our contractual obligations as of March 31, 2010 (in millions):

	Total	Remainder of 2010	Years ending December 31,
			2011- 2012	2013- 2014	2015 and thereafter
Satellite system operating obligations(1)	$2.9	$2.5	$0.4	$—	$—
Capital lease obligations, including interest(2)	27.2	27.2	—	—	—
Operating lease obligations	3.0	1.1	1.8	0.1	—

Total	$33.1	$30.8	$2.2	$0.1	$—

(1)	We have an agreement with Intelsat to provide satellite operational services to support F2. Under this agreement, we are obligated to pay Intelsat a recurring, monthly fee associated with TT&C and other satellite support services. In addition to this agreement, we have commitments for other operational services related to our MEO satellite and certain MEO gateway sites. As of March 31, 2010, our satellite system operating commitments were approximately $2.9 million.

(2)	Our capital lease obligations represent future minimum payments due under capital lease commitments arising from agreements associated with certain of our MEO gateway sites. The amount of our contractual obligations as of March 31, 2010 represents principal and interest payable in accordance with the terms of the contractual agreements.

We have also entered into other noncancellable agreements with our Gateway Operators which provide for varying levels of support required to operate the gateway sites. The majority of the Gateway Operators have terminated their agreements with us and discontinued providing the requisite level of services. Certain of the terminated agreements have not been settled and remain outstanding. Subsequent to the date of termination, we have continued to accrue estimated late payment fees associated with these agreements, if applicable. Settlement of these liabilities, including timing of future payment, if any, is currently uncertain and therefore this amount was not included in our table of contractual obligations above.

As of March 31, 2010, we have recorded a liability related to uncertain tax positions for income taxes, interest and penalties of $12.0 million. Settlement of this liability, including timing of future payment, if any, is currently uncertain. As a result, this amount was not included in our table of contractual obligations above.

Risks and Uncertainties

Certain risks and uncertainties that could materially affect our future results of operations or liquidity are discussed under “Part II—Other Information, Item 1A. Risk Factors” in this quarterly report and in our 2009 10-K. In particular, these risks and uncertainties include, but are not limited to, the following matters:

•

On May 15, 2009, DBSD filed voluntary petitions for relief under Chapter 11 of Title 11 of the U.S. Bankruptcy Code in the Bankruptcy Court. ICO Global did not file a petition for relief and is not a Debtor in the Chapter 11 cases. Also on May 15, 2009, ICO Global and DBSD entered into a Support Agreement with entities holding approximately 57% of the total outstanding DBSD 2009 Notes (“Participating Holders”) to implement a financial restructuring of DBSD through a plan of reorganization (“Plan of Reorganization”) in which the entire outstanding principal amount and accrued interest of the DBSD 2009 Notes (approximately $752 million as of May 15, 2009) would be converted into a number of shares of common stock in reorganized DBSD equal to approximately 95% of the total outstanding common stock. If the Plan of Reorganization becomes effective, ICO Global’s equity ownership interest in DBSD will be reduced to approximately 4% of reorganized DBSD after accounting for the dilutive effect of shares to be issued to DBSD’s general unsecured creditors and reorganized DBSD’s exit financing lenders. In addition, ICO Global is expected to receive warrants to purchase at $0.01 per share up to an additional 10% of the common stock of reorganized DBSD, which shall be exercisable upon certain events concerning the valuation of DBSD. On October 26, 2009, the Bankruptcy Court issued a decision ruling in favor of confirmation of the Plan of Reorganization, and the Bankruptcy Court entered its order on November 23, 2009. On March 24, 2010, the Federal District Court for the Southern District of New York denied all appeals and affirmed the order, which is subject to further appeal.

The ability of the Plan of Reorganization to become effective, and ICO Global’s ability to retain any equity interest in reorganized DBSD or the other rights provided to ICO Global in the Support Agreement, is subject to a number of risks and uncertainties. Although the Bankruptcy Court approved the Plan of Reorganization, parties that challenged the Plan of Reorganization have appealed entry of the confirmation order. The entity holding the debt under the DBSD 2009 Credit Facility, DISH Network Corporation (“DISH”), and Sprint Nextel Corporation (“Sprint”) challenged the Plan of Reorganization on a number of grounds, including feasibility, the proposed treatment of the DISH debt, and the appropriateness of the equity distribution provided to ICO Global. These arguments were rejected in the first level of appeal by the Federal District Court for the Southern District of New York, but DISH and Sprint have both filed notices of appeal to the U.S. Court of Appeals for the Second Circuit. Moreover, the FCC must approve the transfer of the DBSD licenses to the reorganized DBSD under the Plan of Reorganization, and if it does not do so, the Plan of Reorganization cannot be implemented in its current form. DBSD filed with the FCC for approval of the transfer of control of DBSD spectrum licenses in accordance with the Plan of Reorganization on December 11, 2009. We cannot predict when the FCC will act on the request for transfer. Any of these risks could cause ICO Global to own less equity of reorganized DBSD than that contemplated by the Plan of Reorganization, or no equity at all. If ICO Global owns less equity than is contemplated by the Plan of Reorganization, or holds no equity in reorganized DBSD at all, it could negatively affect the value of ICO Global.

•

We are engaged in litigation with BSSI and Boeing arising out of agreements for the development and launch of our MEO satellites. In October 2008, after a three-month trial, the jury found that BSSI had breached its contract with ICO Operations and engaged in fraud, and that BSSI’s parent, Boeing, had tortiously interfered with our contract. The jury further found that in dealing with us, BSSI and Boeing acted with malice, oppression or fraud. The verdicts totaled $371 million in compensatory damages and $236 million in punitive damages. The jury also awarded us $91.6 million against Boeing for tortious interference. On January 2, 2009, judgment was entered in favor of ICO Global in the amount of $631 million, including $24 million of pre-judgment interest. On February 26, 2009, the Court denied six of the seven Boeing/BSSI post-trial motions and granted one motion regarding pricing fraud, reducing the judgment by approximately $28 million, or 4%. As a result, the judgment previously entered on the jury’s compensatory and punitive damages verdicts against both Boeing and its satellite subsidiary became final in the amount of $603.2 million. Beginning January 2, 2009, post-judgment interest began to accrue on the full judgment amount at the rate of 10% per annum (simple interest), or approximately $60 million per year. The awards are subject to the risks of appeals and collection. Boeing and BSSI filed their notice of appeal on March 6, 2009, and we filed our notice of appeal on March 24, 2009. In May 2009, Boeing posted the full bond required to stay enforcement of the judgment, pending appeal, in the amount of approximately $904 million. Boeing and BSSI filed their appellate brief on October 26, 2009, and we filed our appellate brief on March 22, 2010. Further reply briefing and oral argument will follow. We cannot predict the outcome of the appeal process and even if we prevail on appeal, Boeing may pursue additional review procedures. Through March 31, 2010, we have incurred approximately $20.5 million in pursuing this litigation and expect we will continue to incur substantial additional costs through the ultimate resolution which is uncertain. Given the appeals filed by Boeing and BSSI, and their potential post-appeal requests, it is unlikely that we will generate any liquidity from this verdict in the next 12 months. If we are unable to continue to fund the litigation, or if we do not substantially prevail on appeal, this could materially negatively impact our liquidity, cash position and value. Moreover, there is no guarantee how we will use the proceeds, if any.

•

Following the deconsolidation of DBSD, our primary operations now consist of our legacy MEO satellite system. There is considerable uncertainty as to how legacy MEO satellite systems, such as ours, would be treated in any regulatory environment. While we continue to have dialogue with the appropriate regulatory authorities, the fact that we have been unable to fully deploy our MEO satellite system also continues to create regulatory uncertainty. Ofcom has stated its intent, pending the outcome of the Judicial Review, to write to the ITU to “instruct that the ICO-P assignments currently recorded in the ITU Master Register be cancelled.” We have filed for a Judicial Review, which has been accepted for hearing by the court and is currently scheduled to be heard on May 12, 2010 and May 13, 2010. If these rights are cancelled, we could lose our ability to operate a MEO system based on our current ITU filing priority and MEO authorization, which in turn could have a material adverse effect on our ability to develop and operate the MEO satellite system. In order to maintain our U.K. authorization to operate our MEO satellite system, we will need to continue to progress the build and launch of our MEO satellites. In addition, we must diligently participate in international coordination meetings arranged by Ofcom and coordinate with other national administrations in good faith. On June 30, 2008, the European Parliament passed Decision No. 626/2008/EC under which, on August 7, 2008, the EC made a call for applications by October 7, 2008 for pan-European systems to provide MSS (“EC Call”). On September 26, 2008, we initiated proceedings in the European General Court seeking the annulment of Decision No. 626/2008/EC of the European Parliament, contending that the Decision is illegal and should be annulled pursuant to Articles 230 and 231 of the Treaty establishing the European Community (“First Proceeding”). As these proceedings had not been completed by the October 7, 2008 deadline to submit applications to the EC to provide MSS in Europe, ICO Satellite Limited filed an application with the EC as called for in the above mentioned EC Call, without prejudice, pending the outcome of the First Proceeding in the European General Court. On November 12, 2008, the EC admitted our application into the EC Call and, on May 14, 2009, the EC announced that it had not selected the application of ICO Satellite Limited. In response, on September 4, 2009, we filed an additional proceeding to challenge in the European General Court the outcome of the EU process (“Second Proceeding” and together with the First Proceeding, “EC Proceedings”). The European Court has not yet ruled on our filing, but has required the EC to file its defense to our case in the Second Proceeding. There remains significant uncertainty about our ability to continue development of our physical and regulatory MEO assets, depending on the outcome of the Judicial Review and the EC Proceedings. The outcome of further development of a MEO business plan and the associated costs, the evolution of the regulatory environment for S-band systems globally, and the success of discussions with potential partners who could provide funding for the development of the MEO satellite system all remain uncertain at this time.

We are subject to additional risks and uncertainties discussed under “Part II—Other Information” in this quarterly report and in “Item 1A. Risk Factors” in our 2009 10-K, that could adversely affect our costs, competitive position, financial condition and ability to realize earnings.

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

As of March 31, 2010, our cash and investment portfolio consisted of both cash and money market funds, with a fair value of approximately $30.9 million. The primary objective of our investments in money market funds is to preserve principal, while maximizing returns and minimizing risk, and our policies require, at the time of purchase, that we make these investments in short-term, high rated securities.

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

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and interim chief financial officer have evaluated our disclosure controls and procedures as of March 31, 2010 and have concluded that these disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e)) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our chief executive officer and interim chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 6 to our condensed consolidated financial statements, “Commitments and Contingencies” included in Part I, Item 1 of this quarterly report, for a discussion of the material legal proceedings to which we are a party.

Item 1A.	Risk Factors

There have been no material changes to our risk factor disclosures included under Part I, Item 1A. of our 2009 10-K other than as noted below.

Our success depends on certain key management personnel, and our limited liquidity and related business risks may make it difficult to maintain our key managers and, if necessary, attract new managers.

Our future success depends largely on the expertise and reputation of our senior management team. Some members of our senior management team perform services for and receive part of their compensation from DBSD. Our key managers have employment contracts limited to six months of severance in the event of a termination of employment, and some key managers will have shorter severance periods or no severance period until DBSD emerges from Chapter 11 protection, at which time they will have six months of severance. In addition, some of these contracts are with DBSD and are subject to limitations prescribed by the DBSD Chapter 11 cases. This severance protection is less than provided at some other companies, including some competitors and other peer entities. In addition, the pending change in ownership of DBSD and attendant uncertainty increases the risk that we will be unable to retain the services of our key management, or that we will be able to retain these services for only a limited time. These factors create the risk that we may lose our key management personnel to other employers. For example, Michael P. Corkery, our former acting Chief Executive Officer and Chief Financial Officer, and Suzanne Hutchings Malloy, our former Senior Vice President, Regulatory Affairs, have resigned from their positions with the Company; and John L. Flynn, our Executive Vice President, General Counsel and Corporate Secretary, is leaving the Company later this month. Although other companies may face some or all of these risks, many companies face fewer or none of these risks, and the market for key management personnel appears to be strengthening. The loss of any of our key personnel or the inability to recruit and retain qualified individuals could adversely affect our ability to implement our business strategy and operate our business.

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

Date	Title	Number of shares
March 1, 2010	Class A common stock	105,932	(1)

(1)	Issued as compensation to Eagle River, Inc., for advisory services performed from December 1, 2009 through February 28, 2010.

Use of Proceeds

On July 11, 2008, our universal shelf registration statement on Form S-3 (Registration No. 333-152100) was declared effective by the SEC. On March 9, 2010, the Company completed a Rights Offering to existing stockholders in which it issued 42,870,000 shares of Class A common shares at a price of $0.70 per share, which shares were registered under the shelf registration statement. The proceeds from the Rights Offering to the Company were approximately $29.1 million, after deducting fees. No offering expenses were paid directly or indirectly to our directors, officers or their associates, or to persons owning 10% or more of any of our equity securities.

As of March 31, 2010, the $29.1 million in proceeds from the Rights Offering, after deducting fees, are reflected in cash and cash equivalents on the Company’s condensed consolidated balance sheet. The net proceeds from the Rights Offering are expected to be used to fund ongoing operational expenses. We may also use a portion of the proceeds to acquire or invest in other businesses, products or technologies, which may or may not be related to our historical business activities, as well as for capital expenditures. Pending these uses, we expect to invest the remaining net proceeds in short-term, investment-grade securities.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

John L. Flynn, the Company’s Executive Vice President, General Counsel and Corporate Secretary, has resigned from all positions with the Company and its subsidiaries, effective May 21, 2010 (“Effective Date”), in order to pursue another career opportunity. As a result, all employment arrangements and agreements between Mr. Flynn and the Company will terminate on the Effective Date.

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

ICO GLOBAL COMMUNICATIONS (HOLDINGS) LIMITED
(Registrant)

Date: May 6, 2010	By:	/s/ BENJAMIN G. WOLFF
Benjamin G. Wolff Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer)