Form 10-Q
period 2010-06-30
ICO Global Communications (Holdings) LTD
filed 2010-08-05
CIK 1359555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 2, 2010, the registrant had 199,898,342 shares of Class A common stock and 53,660,000 shares of Class B common stock outstanding.

ICO GLOBAL COMMUNICATIONS (HOLDINGS) LIMITED

FORM 10-Q

For the three and six months ended June 30, 2010

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$25,509	$4,983
Prepaid expenses and other current assets	1,457	1,039

Total current assets	26,966	6,022
Property in service – net of accumulated depreciation of $431 and $347, respectively	299	383
Other assets	199	253
Investment in DBSD	23,650	23,650

Total	$51,114	$30,308

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY IN ASSETS
Current liabilities:
Accounts payable	$208	$1,174
Accrued expenses	19,679	19,233
Payable to affiliates	1,171	1,292
Accrued interest	24,254	22,657
Capital lease obligations	18,120	18,385

Total current liabilities	63,432	62,741
Income tax	11,631	13,172

Total liabilities	75,063	75,913

Commitments and contingencies (Note 6)

Stockholders’ deficiency in assets:
Preferred stock, $.01 par value, 75,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.01 par value, 900,000,000 shares authorized, 258,078,225 and 213,014,265 shares issued, and 199,899,188 and 154,876,313 shares outstanding	2,581	2,130
Class B convertible common stock, $.01 par value, 150,000,000 shares authorized, 84,663,382 shares issued and 53,660,000 shares outstanding	847	847
Additional paid-in capital	2,786,539	2,756,406
Treasury stock, 58,179,037 and 58,137,952 shares of Class A common stock and 31,003,382 shares of Class B convertible common stock	(877,675)	(877,648)
Accumulated other comprehensive loss	(7,676)	(7,223)
Deficit accumulated during the development stage	(1,928,565)	(1,920,117)

Total stockholders’ deficiency in assets	(23,949)	(45,605)

Total	$51,114	$30,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data, unaudited)

	Three months ended June 30,		Six months ended June 30,		February 9, 2000 (inception) to June 30, 2010 (development stage period)
	2010	2009	2010	2009
Operating expenses:
General and administrative	$4,040	$12,657	$8,586	$29,671	$721,419
Research and development	—	95	—	1,639	83,792
Contract settlements	—	—	—	—	(74,955)
Impairment of property under construction	—	—	—	—	1,438,304
Loss on disposal of assets	—	—	—	—	11,117

Total operating expenses	4,040	12,752	8,586	31,310	2,179,677

Operating loss	(4,040)	(12,752)	(8,586)	(31,310)	(2,179,677)

Interest income	5	121	5	542	138,272
Interest expense	(1,072)	(12,464)	(2,144)	(34,787)	(269,749)
Gain on deconsolidation of DBSD	—	281,445	—	281,445	280,971
Other income (expense)	1,263	(1,024)	511	(6,393)	(5,487)

Income (loss) before income taxes	(3,844)	255,326	(10,214)	209,497	(2,035,670)
Income tax benefit (expense)	41	(231)	1,766	(521)	116,837

Net income (loss) before cumulative effect of change in accounting principle	(3,803)	255,095	(8,448)	208,976	(1,918,833)
Cumulative effect of change in accounting principle	—	—	—	—	(1,944)

Net income (loss)	$(3,803)	$255,095	$(8,448)	$208,976	$(1,920,777)

Basic and diluted income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(0.02)	$1.23	$(0.04)	$1.01	$(9.71)
Cumulative effect of change in accounting principle	—	—	—	—	(0.01)

Basic and diluted income (loss) per share	$(0.02)	$1.23	$(0.04)	$1.01	$(9.72)

Weighted average shares outstanding used to compute basic and diluted income (loss) per share	251,419,482	207,874,061	235,256,830	207,657,762	197,646,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,		February 9, 2000 (inception) to June 30, 2010 (development stage period)
	2010	2009	2010	2009
Net income (loss)	$(3,803)	$255,095	$(8,448)	$208,976	$(1,920,777)
Other comprehensive income (loss):
Cumulative translation adjustments	350	(14,522)	(453)	(12,932)	(7,676)

Comprehensive income (loss)	$(3,453)	$240,573	$(8,901)	$196,044	$(1,928,453)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(In thousands, except share data, unaudited)

	Six months ended June 30,		February 9, 2000 (inception) to June 30, 2010 (development stage period)
	2010	2009
Operating activities:
Net income (loss)	$(8,448)	$208,976	$(1,920,777)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	1,095	3,685	47,614
Depreciation	63	181	4,583
Non-cash interest expense	—	7,374	54,638
Non-cash settlement of litigation matter	—	—	2,385
Gain on deconsolidation of DBSD	—	(281,445)	(280,971)
Unrealized foreign exchange (gains) losses	(977)	2,252	(6,400)
Losses on disposal of assets	—	—	11,117
Impairment of property under construction	—	—	1,438,304
Gain on contract settlements	—	—	(74,955)
Gain on Nextel share-pledge derivative	—	—	(9,168)
Deferred income tax credit	—	—	(122,031)
Realized losses on sales of investment securities	—	5,145	7,779
Unrealized (gains) losses on investment securities	—	(1,608)	11,378
Fair value adjustment for ARS Put Option	—	690	(4,442)
Amortization of capitalized Gateway Operator incentive	—	—	2,593
Cost of issuance of shares to distribution partners	—	—	37,440
Other	401	500	30,765
Other changes in certain assets and liabilities:
Prepaid expenses and other current/non-current assets	(402)	4,336	45,785
Accounts payable	(964)	2,028	1,425
Accrued interest payable	1,527	27,131	88,616
Income taxes and other accrued expenses	(1,022)	(226)	66,105

Net cash used in operating activities	(8,727)	(20,981)	(568,217)

Investing activities:
Proceeds from launch insurance	—	—	225,000
Debtor in possession advance in relation to Old ICO	—	—	(275,000)
Acquisition of net assets of Old ICO	—	—	(117,590)
Cash received from Old ICO at acquisition	—	—	107,436
Restricted cash	—	—	(5,074)
Purchases of satellite system under construction	—	(4,059)	(414,618)
Purchases of property under construction	—	—	(497,890)
Purchases of property in service	—	(14)	(3,548)
Investments in unconsolidated subsidiaries	—	(3,848)	(6,221)
Payments to affiliates	(547)	—	(836)
Purchases of other assets	—	—	(14,000)
Purchases of investment securities	—	—	(4,404,343)
Maturities and sales of investment securities	—	12,505	4,332,756
Purchases of restricted investments	—	—	(94,283)
Maturities and sales of restricted investments	—	—	94,305
Proceeds from contract amendments	—	—	44,434
Proceeds from sale of assets	—	—	12,106

Net cash provided by (used in) investing activities	(547)	4,584	(1,017,366)

Financing activities:
Proceeds from issuance of common stock	—	—	625,353
Proceeds from exercise of stock options	—		139
Proceeds from issuance of convertible notes	—	—	650,000
Convertible notes debt issuance costs	—		(29,558)
Proceeds from working capital facility	—	—	40,000
Working capital facility debt issuance costs	—		(2,461)
Proceeds from sales of subsidiary stock and stock options	—	—	9,920
Proceeds from Rights Offering	30,009	—	30,009
Rights Offering issuance costs	(770)		(770)
Payment of withholding taxes from stock awards	(50)	(101)	(987)
Advances from affiliates	—	31	324,395
Repayment of advances from affiliates	—	—	(324,395)
Repayment of note payable to Eagle River	—	—	(37,500)
Repayment of operator financing	—	—	(5,727)
Proceeds from pledge of Nextel shares	—	—	351,600
Proceeds from loan from Teledesic LLC	—	—	20,000
Acquisition of ICO shares from minority interest stockholder	—	—	(30,868)

Net cash provided by (used in) financing activities	29,189	(70)	1,619,150

Effect of foreign exchange rate changes on cash	611	(1,452)	(8,058)

Net increase (decrease) in cash and cash equivalents	20,526	(17,919)	25,509
Cash and cash equivalents—beginning of period	4,983	29,261	—

Cash and cash equivalents—end of period	$25,509	$11,342	$25,509

(continued)

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows (Continued)

(In thousands, except share data, unaudited)

	Six months ended June 30,		February 9, 2000 (inception) to June 30, 2010 (development stage period)
	2010	2009
Supplemental disclosures:
Income taxes paid	$—	$—	$7,871
Interest paid	—	339	150,948
Capitalized interest	—	1,054	98,504
Supplemental disclosures of non-cash activities:
Issuance of Class A common shares in respect of investment in Ellipso, Inc.	—	—	6,863
Issuance of Class B common shares in respect of investment in Ellipso, Inc.	—	—	74
Issuance of Class A common shares in respect of investment in Constellation Communications Holdings, Inc.	—	—	904
Issuance of Class A common shares for settlement of litigation matter	—	—	2,385
Issuance of Class A common shares for advisory services	250	250	2,278
Issuance of Class A common shares for stock-based compensation	79	136	3,906
Payment in form of ARS as compensation for advisory services	—	500	500
Decrease in accrued satellite system construction payable, net of liquidated damages	—	(8,973)	—
Equipment acquired in capital lease agreements	—	—	42,096
Issuance of warrants for the repayment of debt	—	—	4,950
Interest payment on convertible debt in the form of additional notes	—	29,964	86,276
Investment in DBSD upon deconsolidation	—	23,650	23,650
Increase in payable to affiliates	426	—	2,008
The following securities of ICO arose from the acquisition of Old ICO’s net assets:
93,700,041 Class A common shares and options to acquire Class A common shares issued	—	—	679,873
31,003,382 Class B common shares issued	—	—	275,000
1,600,000 Class A common shares issued to distribution partners	—	—	16,720
200,000 Class A common shares committed to distribution partners	—	—	2,090
50,000,000 warrants issued to acquire Class A common shares	—	—	180,000

(concluded)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Condensed Consolidated Statements of Changes in Stockholders’ Deficiency in Assets

(In thousands, except share data, unaudited)

	Common stock			Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Deficit accumulated during the development stage	Total stockholders’ deficiency in assets
	Class A shares	Class B shares	Amount
Balance, December 31, 2008	154,006,103	53,660,000	$2,967	$2,790,967	$(877,545)	$6,695	$(2,115,595)	$(192,511)
Issuance of Class A common stock for advisory services	686,567	—	7	243	—	—	—	250
Class A shares withheld at vesting to cover income tax withholding obligations	(103,467)	—	—	—	(80)	—	—	(80)
Stock-based compensation and issuance of restricted stock, net of forfeitures	(8,751)	—	—	3,685	—	—	—	3,685
Deconsolidation of DBSD	—	—	—	(40,124)	—	(12,640)	—	(52,764)
Other comprehensive loss	—	—	—	—	—	(293)	—	(293)
Net income	—	—	—	—	—	—	208,976	208,976

Balance, June 30, 2009	154,580,452	53,660,000	$2,974	$2,754,771	$(877,625)	$(6,238)	$(1,906,619)	$(32,737)

Balance, December 31, 2009	154,876,313	53,660,000	$2,977	$2,756,406	$(877,648)	$(7,223)	$(1,920,117)	$(45,605)
Issuance of Class A common stock for advisory services	193,960	—	2	248	—	—	—	250
Issuance of Class A common stock for Rights Offering, net of issuance costs	42,870,000	—	429	28,810	—	—	—	29,239
Class A shares withheld at vesting to cover income tax withholding obligations	(17,708)	—	—	—	(27)	—	—	(27)
Stock-based compensation and issuance of restricted stock, net of forfeitures	1,976,623	—	20	1,075	—	—	—	1,095
Other comprehensive loss	—	—	—	—	—	(453)	—	(453)
Net loss	—	—	—	—	—	—	(8,448)	(8,448)

Balance, June 30, 2010	199,899,188	53,660,000	$3,428	$2,786,539	$(877,675)	$(7,676)	$(1,928,565)	$(23,949)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Business

Overview—ICO Global Communications (Holdings) Limited (“ICO Global”) was established in 2000 as a development stage next-generation mobile satellite service (“MSS”) operator. These condensed consolidated financial statements include the accounts of ICO Global, a development stage enterprise, and its consolidated subsidiaries (collectively referred to as “Company”). Prior to May 15, 2009, the Company’s consolidated subsidiaries included DBSD North America, Inc. (formerly ICO North America, Inc.), and its subsidiaries (collectively referred to as “DBSD”), which are developing a next-generation hybrid mobile satellite service/ancillary terrestrial component system (“MSS/ATC System”) combining both satellite and terrestrial communications capabilities. As discussed below, effective May 15, 2009, DBSD and its subsidiaries filed voluntary petitions for bankruptcy and have been deconsolidated for financial accounting and reporting purposes.

In 2001, the Company successfully launched, and currently operates, one medium earth orbit (“MEO”) satellite (“F2”). The Company also owns ten additional MEO satellites in various stages of completion. Following disagreements with the manufacturer and launch manager of the MEO satellites and the commencement of litigation in 2004 related to these disagreements as outlined in Note 6, the Company has not advanced the development of its MEO satellite system. Prior to the cessation of its MEO development activities, the Company had invested approximately $2.6 billion into its MEO satellite system. The Company is exploring ways to capitalize on this significant investment, and it continues to defend its spectrum assignments and claims. The Company has conducted research and analysis on services that can be provided by F2, including low-bit rate “store and send” capabilities for remote operations and, if a MEO constellation is deployed, real time voice and data connectivity. However, because of uncertainties relating to: (a) the Company’s ability to complete the MEO constellation as a result of the litigation with its satellite manufacturer, (b) the significant costs associated with completion of the satellites and the uncertainty of the Company’s ability to raise sufficient funding if it were to decide to complete the MEO constellation, and (c) the evolving regulatory environment, it will be challenging for the Company to complete and launch the MEO constellation and the Company may decide to divest its MEO related assets rather than pursue further development.

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

In order to exit the Chapter 11 cases successfully, DBSD is required to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization or liquidation that satisfies the requirements of the Bankruptcy Code. On May 30, 2009, DBSD filed its proposed joint plan of reorganization pursuant to Chapter 11 of the Bankruptcy Code (as amended and modified by subsequent filings, the “Plan of Reorganization”) and corresponding disclosure statement (as amended and modified by subsequent filings, the “Disclosure Statement”). On July 27, 2009, the Bankruptcy Court entered an order approving the Disclosure Statement and the solicitation procedures. DBSD presented its case for confirmation of the Plan of Reorganization at a hearing on September 22, 2009 through September 25, 2009. On October 26, 2009, the Bankruptcy Court issued a decision ruling in favor of confirmation of the Plan of Reorganization, and the Bankruptcy Court entered its order on November 23, 2009. On March 24, 2010, the Federal District Court for the Southern District of New York denied all appeals and affirmed the Bankruptcy Court order.

The primary purpose of the Plan of Reorganization is to effect the restructuring and substantial de-leveraging of DBSD’s capital structure to bring it into alignment with DBSD’s future operating prospects and to provide DBSD with greater working capital. Under the Plan of Reorganization, ICO Global will receive shares of common stock of DBSD representing approximately 4% of its outstanding equity, subject to the dilutive effect of shares to be issued to DBSD’s general unsecured creditors and reorganized DBSD’s exit financing lenders. ICO Global will also receive warrants to purchase at $0.01 per share up to an additional 10% of the equity of DBSD, which may be exercisable upon certain future valuation events. The Plan of Reorganization will not be implemented until the U.S. Federal Communications Commission (“FCC”) approves the transfer of DBSD spectrum licenses to the reorganized DBSD under the Plan of Reorganization. If the FCC fails or refuses to approve the transfer, the Plan of Reorganization cannot be implemented in its current form.

In connection with the FCC transfer process, Sprint Nextel Corporation (“Sprint”) has lobbied the FCC to impose upon ICO Global, through the FCC rule-making process, direct liability for current and estimated future spectrum clearing costs of approximately $100 million. The

Company believes that Sprint’s position is without merit, and the Company intends to vigorously defend itself against any effort to impose spectrum clearing reimbursement obligations on ICO Global. The outcome of the FCC rulemaking process is uncertain, and the Company cannot predict when the FCC will respond to Sprint’s lobbying efforts; nor can the Company predict when the FCC will act on DBSD’s license transfer application.

Due to the bankruptcy proceedings, ICO Global does not have control or significant influence over the operating decisions of DBSD, and is not expected to regain control or significant influence over DBSD under the Plan of Reorganization. In accordance with Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”) (formerly Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB Statement No. 51), the Company deconsolidated DBSD from its financial operating results effective May 15, 2009. ICO Global accounts for its remaining investment in DBSD as a cost method investment. See Note 4 for a discussion of the deconsolidation of DBSD and ICO Global’s accounting for its cost method investment in DBSD.

2. Development Stage Enterprise

The Company is a development stage enterprise as defined in ASC 915, Development Stage Entities (“ASC 915”) (formerly SFAS No. 7, Accounting and Reporting by Development Stage Enterprises), and will continue to be so unless and until it commences commercial operations. The development stage is from February 9, 2000 (inception) through June 30, 2010. The Company continues to explore the development of a business plan outside of the United States and Canada, as well as other strategies which would use its MEO physical and regulatory assets. The Company is not currently generating revenue from operations and it may not obtain funding necessary to fund its future working capital requirements or achieve positive cash flow from operations. Successful completion of the Company’s MEO satellite development program and, ultimately, the attainment of profitable operations using its MEO satellite assets, are dependent upon future events, including obtaining adequate financing to fulfill its development activities, obtaining regulatory approval, and achieving a level of sales adequate to support the Company’s cost structure. As of June 30, 2010, the Company had a working capital deficit (current liabilities exceeded current assets) of approximately $36.5 million. This deficit is primarily due to MEO gateway obligations of $60.1 million (see Note 5), which are classified as current liabilities due to their contractual commitments. The Company does not anticipate these gateway obligations to require significant cash payments during the next twelve months; however, the counterparties could assert payment for these obligations against one or more of the Company’s consolidated subsidiaries.

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

In the event that DBSD does not emerge from bankruptcy or the Company is forced to realize its assets by divestment, there is no assurance that the carrying value of the Company’s investment in DBSD could be recovered.

3. Summary of Significant Accounting Policies

Interim Financial Statements—The financial information included in the accompanying condensed consolidated financial statements is unaudited and includes all adjustments, consisting of normal recurring adjustments and accruals, considered necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures have been condensed or omitted. The financial information as of December 31, 2009 is derived from the Company’s audited consolidated financial statements and notes included in Item 8 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (“2009 Form 10-K”), filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2010. The financial information included in this quarterly report should be read in conjunction with management’s discussion and analysis of financial condition and results of operations and the consolidated financial statements and notes included in the 2009 Form 10-K. Operating results and cash flows for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010 or any other interim period.

Use of Estimates—The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of June 30, 2010 and December 31, 2009, significant estimates were used when accounting for the Company’s investment in DBSD, income taxes, contingencies, stock-based compensation awards and foreign currency transactions. Actual results could differ from those estimates. Estimates are evaluated on an ongoing basis.

Cash Flow Statement Restatement —Subsequent to the issuance of its unaudited condensed consolidated financial statements for the quarter and six months ended June 30, 2009, the Company discovered errors in its condensed consolidated statements of cash flows. The errors resulted in an overstatement of other changes in assets and liabilities–other accrued expenses and net cash used in operating activities of $1.0 million, an overstatement of advances from affiliates and net cash provided by financing activities of $2.2 million and an overstatement of the effect of foreign exchange rate changes on cash of $1.2 million for the six months ended June 30, 2009. Management does not consider the errors to be material to the Company’s previously issued condensed consolidated financial statements. However, the errors have been corrected in the accompanying condensed consolidated statements of cash flows for the six months ended June 30, 2009. These corrections to the unaudited condensed consolidated statements of cash flows do not affect the unaudited condensed consolidated statements of comprehensive income (loss), unaudited condensed consolidated statements of operations, or earnings per share.

Cash and Cash Equivalents—Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities from the date of purchase of 90 days or less. Cash and cash equivalents are comprised of the following (in thousands):

	June 30, 2010	December 31, 2009
Cash	$20,669	$902
Money market funds	4,840	4,081

	$25,509	$4,983

As of June 30, 2010, cash and cash equivalents included in cash and money market funds above reflect the investment of the remaining proceeds from the Rights Offering.

Investments (Available-for-Sale and Trading Securities)—The Company’s accounting policies for recording available-for-sale and trading securities is disclosed in its 2009 Form 10-K. For the three and six months ended June 30, 2009, the Company recognized realized and unrealized losses of $80,000 and $4.2 million, respectively, associated with auction rate securities (“ARS”) held by the Company prior to the deconsolidation of DBSD. Realized and unrealized gains and losses are reflected as other income (expense) on the Company’s condensed consolidated statements of operations.

Prepaid Expenses and Other Current Assets—As of June 30, 2010, prepaid expenses and other current assets consist primarily of prepayments related to director and officer’s insurance, prepaid rent and security deposits associated with certain of the Company’s leased facilities and prepaid legal fees associated with certain legal matters. As of December 31, 2009, prepaid expenses and other current assets consist primarily of prepayments related to director and officer’s insurance as well as prepaid rent and security deposits associated with certain of the Company’s leased facilities.

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

Other Assets—As of June 30, 2010 and December 31, 2009, other assets consist primarily of long-term security deposits associated with the Company’s leased facilities.

Impairment of Long-Lived Assets—Pursuant to ASC 360, Property, Plant and Equipment (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), the carrying values of long-lived assets are reviewed whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Management considers whether specific events have occurred in determining whether long-lived assets are impaired at each balance sheet date or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The determination of whether impairment exists is based on any excess of the carrying value over the expected future cash flows. Any resulting impairment charge is measured based on the difference between the carrying value of the asset and its fair value, as estimated using undiscounted future cash flows expected to be generated by the assets. No impairment of long-lived assets was determined as a result of the Company’s analyses during the three and six months ended June 30, 2010.

Debt Issuance Costs—Amortization of DBSD-related debt issuance costs for the three and six months ended June 30, 2009 was $1.3 million and $4.0 million, respectively, and was included in interest expense on the Company’s condensed consolidated statements of operations.

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

Fair Value of Financial Instruments—As of June 30, 2010 and December 31, 2009, the Company’s financial instruments include its cash and cash equivalents, investment in DBSD, accounts payable and certain other assets and liabilities. The Company determines the fair value of its financial instruments based on the hierarchy established by ASC 820. Refer to Note 4 for a discussion regarding the fair value of the Company’s investment in DBSD. The carrying amounts of the Company’s other financial instruments are reasonable estimates of their fair values because they are equivalent to cash or due to their short-term nature.

Accumulated Other Comprehensive Loss—As of June 30, 2010 and December 31, 2009, the Company’s accumulated other comprehensive loss consisted of cumulative translation adjustments of $7.7 million and $7.2 million, respectively.

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

Foreign Currency Translation and Foreign Currency Transactions—The reporting currency for the Company’s operations is U.S. dollars. The Company translates the activities of its subsidiaries with functional currencies other than the U.S. dollar at the average exchange rate prevailing during the period. Assets and liabilities denominated in foreign currencies are translated at the exchange rates prevailing at the balance sheet date. Translation adjustments resulting from these processes are recognized as a component of accumulated other comprehensive income (loss). The Company recognizes applicable cumulative translation adjustments as a component of operating income (loss) in the period in which a subsidiary is substantially liquidated. For the three and six months ended June 30, 2010 and 2009, there were no gains or losses resulting from the liquidation of subsidiaries.

Gains and losses on foreign currency transactions are recognized as a component of other income (expense) in the condensed consolidated statements of operations in the period in which they occur. For the three and six months ended June 30, 2010 and 2009, gains (losses) on intercompany foreign currency transactions of $(5.0) million and $(5.4) million and $(10.5) million and $(4.7) million, respectively, have been excluded from net income (loss) and reported as a component of accumulated other comprehensive loss due to their long-term investment nature.

Income (Loss) Per Share—Basic income (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is calculated by dividing loss allocable to common shareholders by the weighted average common shares outstanding plus dilutive potential common stock. Dilutive potential common stock includes unvested restricted stock awards, stock options and warrants, the dilutive effect of which is calculated using the treasury stock method. Prior to the satisfaction of vesting conditions, unvested restricted stock awards are considered contingently issuable consistent with ASC 260, Earnings per Share (formerly SFAS No. 128, Earnings per Share), and are excluded from weighted average common shares outstanding.

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income (loss)	$(3,803)	$255,095	$(8,448)	$208,976

Weighted average common shares outstanding	253,510,754	208,119,196	236,858,063	207,939,355
Less: weighted average unvested restricted stock	(2,091,272)	(245,135)	(1,601,233)	(281,593)

Shares used for computation of basic and diluted income (loss) per share(1)	251,419,482	207,874,061	235,256,830	207,657,762

Basic and diluted income (loss) per share	$(0.02)	$1.23	$(0.04)	$1.01

(1)	The effect of certain stock options and warrants was anti-dilutive, and they were not included in the calculation of diluted income (loss) per share. As of June 30, 2010 and 2009, anti-dilutive stock options and warrants totaled 18,473,558 and 17,606,683, respectively.

4. Deconsolidation of DBSD

On May 15, 2009, ICO Global, DBSD and certain of DBSD’s noteholders executed the Support Agreement in connection with the restructuring of the DBSD 2009 Notes and DBSD 2009 Credit Facility. Pursuant to the commitments in the Support Agreement, on May 15, 2009, DBSD filed for bankruptcy protection with the Bankruptcy Court. As described in Note 1, due to the Company’s loss of control of DBSD as a result of the Chapter 11 cases, the Company deconsolidated DBSD as of May 15, 2009, which eliminates the results of DBSD’s operations from the Company’s operations beginning May 15, 2009.

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

As of June 30, 2010 and December 31, 2009, the fair value of the Company’s cost method investment in DBSD was approximately $28.0 million and $33.0 million, respectively. The fair value of the Company’s investment in DBSD at June 30, 2010 and December 31, 2009 was determined using assumptions consistent with the analysis used to determine the fair value as of May 15, 2009, except that the Company’s assumed ownership interest in DBSD was reduced from approximately 5% on May 15, 2009 to approximately 4% as of March 31, 2010, due to the dilutive effect of shares issuable to general unsecured creditors and exit financing lenders pursuant to the Plan of Reorganization. The Company also evaluated its investment in DBSD for any impairment indicators that would have a significant adverse effect on its fair value, and no matters came to the Company’s attention that indicated an impairment of its investment in DBSD. The Company will continue to evaluate its cost method investment in DBSD for impairment on a quarterly basis.

5. Gateway Agreements and Contract Settlements

As part of the ground infrastructure for its MEO satellite system, the Company established gateway sites in eleven countries throughout the world. Prior to 2000, the Company entered into noncancellable agreements with certain vendors (“Gateway Operators”) that own and operate ten of the Company’s eleven gateway sites (one gateway site is owned by the Company). All of the agreements provide for varying levels of support required to operate the gateway sites (“Gateway Operating Agreements”). Additionally, certain of the agreements require the repayment of certain up-front infrastructure costs incurred on the Company’s behalf (“Gateway Infrastructure Agreements”) that represent capital leases payable with initial interest rates ranging from 8.5% to 20%.

Over the past several years, the Company has suspended further construction on its MEO satellite system which has increased the likelihood that many of these gateway sites will not be utilized. As a result, nine of the ten Gateway Operators have terminated their Gateway Operating Agreements with the Company and discontinued providing the requisite level of services. Certain of the terminated agreements were settled in exchange for a nominal level of consideration, including cash and the transfer of certain gateway assets. Certain of the terminated agreements have not been settled.

Subsequent to the date of termination of the Gateway Operating Agreements, the Company has continued to accrue estimated late payment fees, if applicable, and the interest expense on the capital leases in effect pursuant to the Gateway Infrastructure Agreements. Upon reaching settlement with any Gateway Operator that includes the legal release of the Gateway Operator’s claims, the Company writes off the liability, resulting in the recognition of a gain on contract settlement.

The following table sets forth a summary of the transactions with the Company’s various Gateway Operators (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Total gateway liability, beginning of period	$60,193	$50,964	$58,465	$49,966
Expense recognized under Gateway Operating Agreements	341	554	684	1,076
Interest expense related to Gateway Infrastructure Agreements	1,060	885	2,119	1,716
Payments made to Gateway Operators	(168)	(249)	(381)	(493)
Effect of changes in foreign currency exchange rates	(1,341)	2,258	(802)	2,147

Total gateway liability, end of period	$60,085	$54,412	$60,085	$54,412

The following table summarizes the Company’s total gateway liability with its Gateway Operators and is included in the following line items on the condensed consolidated balance sheets (in thousands):

	June 30, 2010	December 31, 2009
Accrued expenses	$17,711	$17,423
Accrued interest	24,254	22,657
Capital lease obligations	18,120	18,385

Total gateway liability	$60,085	$58,465

6. Commitments and Contingencies

Satellite System Operating Commitments—The Company has an agreement with Intelsat, Ltd. (“Intelsat”) to provide satellite operational services to support the telemetry, tracking and control (“TT&C”) system of F2. Under this agreement, the Company is obligated to pay Intelsat a recurring, monthly fee associated with TT&C and other satellite support services. In addition to this agreement, the Company has commitments for operational services related to its MEO satellite system. As of June 30, 2010, the Company had satellite system operating commitments of approximately $2.4 million related to its MEO satellite system, of which $2.0 million is payable in 2010 and $0.4 million is payable in 2011.

Lease and Operating Commitments—Under the Gateway Infrastructure Agreements, the Company is required to repay certain up-front capital asset costs incurred by the Gateway Operators in establishing the initial infrastructure for the gateways. The Company continues to have lease commitments under certain of these Gateway Infrastructure Agreements (see Note 5), but the Company is not fulfilling these commitments.

The Company leases office space, a storage facility for its incomplete and unlaunched MEO satellites and certain support equipment under noncancellable rental agreements accounted for as operating leases. In addition, DBSD has lease commitments for the terrestrial network sites that support its demonstration trials, which were included in the Company’s operating results up until deconsolidation of DBSD on May 15, 2009. Total rental expense under operating leases for the three and six months ended June 30, 2010 and 2009 was approximately $174,000 and $353,000 and $374,000 and $746,000, respectively, and is included in general and administrative expenses on the Company’s condensed consolidated statements of operations. Rental expense under operating leases for the three and six months ended June 30, 2010 is reflected net of related party expenses allocated between the Company and DBSD under a shared services arrangement.

Litigation—In the summer of 2004, the Company offered to arbitrate claims against Boeing Satellite Systems International, Inc. (“BSSI”) that arose from BSSI’s agreement to develop, construct and launch the Company’s MEO satellites and related launch vehicles. In response, BSSI filed a lawsuit against the Company in the Superior Court of the State of California in and for the County of Los Angeles where the parties’ claims were consolidated and litigated (“BSSI Litigation”). Following discovery in the BSSI Litigation, the Company added claims against BSSI’s parent company, The Boeing Company (“Boeing”). In October 2008, the jury rejected all of BSSI’s claims against the Company, and determined that BSSI and Boeing were liable to the Company for breach of contract, fraud, negligent misrepresentation and tortuous interference with the MEO contract. In February 2009, the court entered judgment in favor of the Company for approximately $603.2 million, consisting of $370.6 million of compensatory damages against BSSI and Boeing for breach of contract, fraud, negligent misrepresentation and tortious interference with contract; $29.6 million against BSSI for punitive damages; $177 million against Boeing for punitive damages; and $29.6 million in pre-judgment interest. Beginning January 2, 2009, post-judgment interest began to accrue on the $603.2 million judgment amount at the rate of 10% per annum (simple interest).

On March 6, 2009, BSSI and Boeing appealed the trial court judgment to the California Court of Appeals. In order to stay enforcement of the judgment, Boeing posted a bond in the approximate amount of $904 million. In response, the Company cross-appealed the trial court’s decision to overturn the jury’s award of additional compensatory and punitive damages on the Company’s satellite pricing fraud claim against BSSI. Boeing filed its opening brief in the appellate proceedings on October 27, 2009. The Company filed its response brief and opening cross-appeal brief on March 22, 2010. BSSI and Boeing have until August 13, 2010 to file their reply to the Company’s brief and their response to the Company’s cross-appeal. The Company will then be required to file its reply brief on the cross-appeal by November 1, 2010. Oral argument is anticipated to be scheduled in the first or second quarter of 2011, with a decision issued by the appellate court within 90 days thereafter.

Through June 30, 2010, the Company has paid approximately $20.5 million to prosecute and defend the BSSI Litigation, and will incur additional consulting and legal fees to complete the appeal process. If and when the trial court judgment is affirmed and non-appealable, the Company will be obligated to pay its trial lawyers an additional fee equal to 3% of any recovery up to $250 million, and 5% of any recovery in excess of $250 million, less certain costs and fees advanced to them by the Company during the course of the BSSI Litigation.

In the opinion of management, except for those matters described above and elsewhere in this quarterly report, to the extent so described, litigation, contingent liabilities and claims against the Company in the normal course of business are not expected to involve any judgments or settlements that would be materially adverse to the Company’s financial condition, results of operations or cash flows.

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

As discussed in Note 1, DBSD filed for bankruptcy protection on May 15, 2009 and accordingly, the Company deconsolidated DBSD as of that date. The deconsolidation of DBSD resulted in a change in grantee status from employee to nonemployee, for purposes of ASC 718, for a significant number of the Company’s previously granted stock options and restricted stock awards issued to individuals who serve as employees, directors and consultants for DBSD. As a result, the fair value of unvested stock options and restricted stock awards granted to these individuals was remeasured upon the deconsolidation. Individuals who serve as employees and consultants for DBSD continue to provide substantially the same level of service for the Company as prior to deconsolidation, many of which are primarily engaged in DBSD activities. As the Company accounts for its remaining investment in DBSD as a cost method investment, such activities cannot be considered to substantially benefit the Company, and thus the Company immediately expensed $1.4 million in the second quarter of 2009, the remeasured fair value of unvested stock options and restricted stock awards granted to individuals who serve as employees, directors and consultants for DBSD. Further, these awards will be remeasured and incrementally expensed, as necessary, on a quarterly basis until the awards’ requisite service periods are completed.

For the three and six months ended June 30, 2010 and 2009, the Company recognized non-cash stock-based compensation expense of $769,000 and $1.1 million and $2.3 million and $3.7 million, respectively. Stock-based compensation expense is included in general and administrative expenses on the Company’s condensed consolidated statements of operations.

Stock Options—The Company has granted stock options to employees, directors and consultants in connection with their service to the Company and DBSD. For the three and six months ended June 30, 2010 and 2009, the Company recognized non-cash stock-based compensation expense of $654,000 and $924,000 and $2.2 million and $3.5 million, respectively, related to its stock options.

The weighted average fair value of stock options granted during the six months ended June 30, 2010 and 2009 was estimated using the Black-Scholes Model with the following assumptions:

	Six months ended June 30,
	2010	2009
Weighted average expected volatility	121%	115%
Weighted average risk-free interest rate	3.1%	3.0%
Expected dividend yield	0%	0%
Weighted average expected term in years	6.3	10
Weighted average estimated fair value per option granted	$1.05	$0.56

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

In February 2010, the Company granted Benjamin G. Wolff, its Chairman, Chief Executive Officer and President, options to purchase 2,000,000 shares of its Class A common stock in connection with Mr. Wolff’s appointment as the Company’s Chief Executive Officer.

The Company’s stock option activity for the six months ended June 30, 2010 is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding—December 31, 2009	13,977,448	$4.18
Granted	2,130,000	$1.19
Forfeited	(806,000)	$3.52

Outstanding—June 30, 2010	15,301,448	$3.80

Exercisable—June 30, 2010	10,452,510	$4.61

Vested and expected to vest—June 30, 2010	13,468,992	$4.26

Restricted Stock Awards—The Company has granted restricted stock awards to employees and consultants in connection with their service to the Company and DBSD. For the three and six months ended June 30, 2010 and 2009, the Company recognized non-cash stock-based compensation expense of $115,000 and $172,000 and $105,000 and $235,000, respectively, related to its restricted stock awards.

In October 2007, the Company granted 580,000 shares of restricted Class A common stock to certain employees and consultants. The restricted stock awards contain performance and service conditions to encourage the attainment of key performance targets and retention of employees and consultants. Individual employees and consultants have different amounts of restricted stock awards allocated to the various performance conditions dependent on their responsibilities. The portion of restricted stock awards allocated to a particular performance condition vest 50% when that condition is achieved. After the performance condition is achieved, 25% of shares allocated to that condition vest one year after the performance condition is achieved and the remaining 25% of shares allocated to that condition vest two years after the performance condition is achieved. The total compensation cost associated with these restricted stock awards is being charged to expense over the requisite service periods. As of June 30, 2010, restricted stock awards equal to 459,146 shares have vested upon satisfaction of the respective performance and service conditions.

In December 2008, the Company granted 100,000 shares of its restricted Class A common stock to certain employees. These restricted stock awards had a grant date fair value of $108,000 and were charged to expense over the requisite service period ending January 31, 2009. The Company did not grant any restricted stock awards to its employees or consultants in 2009.

In February 2010, the Company granted 2,000,000 shares of its restricted Class A common stock to Mr. Wolff, of which 50% of the restricted shares vest based upon achievement of certain performance objectives established by the Company’s Compensation Committee (25% in connection with resolution of the BSSI Litigation and 25% in connection with securing financing or consummating a transaction that enables the Company to use some or all of its net operating loss carry forwards), subject to an affirmative determination by the Board of Directors that the objectives have been met. These performance-based restricted stock awards had a fair value on the date of grant of $1.2 million. Compensation expense associated with these stock awards is charged to expense over the longest requisite service period upon determination of the probability of the conditions being met. The remaining 50% of the restricted shares are service-based awards and lapse in four equal annual installments. These service-based restricted stock awards had a fair value on the date of grant of $1.2 million and the compensation expense associated with these stock awards is being charged to expense over the requisite service period ending January 1, 2014.

The Company’s restricted stock award activity for the six months ended June 30, 2010 is summarized as follows:

	Number of restricted stock awards	Weighted average fair value
Unvested—December 31, 2009	147,753	$4.46
Granted	2,000,000	$1.16
Vested	(54,596)	$4.46
Forfeited	(23,377)	$4.46

Unvested—June 30, 2010	2,069,780	$1.27

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

The Rights Offering closed on March 9, 2010 and the Company received gross proceeds of approximately $30 million. The proceeds from the Rights Offering are currently expected to be utilized to fund the Company’s working capital needs for at least the next twelve months. The Company may also use a portion of the proceeds to acquire or invest in other businesses, products or technologies, which may or may not be related to our historical business activities, as well as for capital expenditures. Pending these uses, the Company expects to hold the amounts in cash or invest the proceeds in short-term, investment-grade securities.

Tax Benefits Preservation Plan—In connection with the adoption of the Tax Benefits Preservation Plan (“Tax Benefits Plan”) as discussed in Note 8, the Board of Directors authorized and declared a dividend of one Class A Right for each outstanding share of its Class A common stock and one Class B Right for each outstanding share of its Class B common stock outstanding at the close of business on February 8, 2010, the record date (collectively referred herein as “Rights”). Upon the occurrence of certain events, each Class A Right entitles the registered holder to purchase from the Company one one-thousandth of a share (“Unit”) of its Series A Junior Participating Preferred Stock, par value $0.01 per share (“Series A Preferred”) and each Class B Right entitles the registered holder to purchase from the Company one Unit of its Series B Junior Participating Preferred Stock, par value $0.01 per share (“Series B Preferred”) in each case at a purchase price of $12.40 per Unit, subject to adjustment. The Rights will not be exercisable until the earlier of (i) ten business days after a public announcement that a person or group (an “Acquiring Person”) has acquired beneficial ownership of 4.9% or more of the Company’s then-outstanding securities without the approval of the Board of Directors (or such earlier date as the Board of Directors determines that a person or group has become an Acquiring Person) and (ii) ten business days after the commencement of a tender or exchange offer by a person or group for 4.9% of the Company’s securities (or such later date as determined by the Board of Directors). The Rights will expire on the earliest of: (i) January 29, 2020, (ii) the time at which the Rights are redeemed or exchanged pursuant to the Tax Benefits Plan, or (iii) the repeal of Section 382 or any successor statute if the Board of Directors determines that the Tax Benefits Plan is no longer necessary for the preservation of certain tax benefits, including net operating loss carry forwards (“NOLs”). After any person becomes an Acquiring Person, subject to terms and conditions of the Tax Benefits Plan, each holder of a Right, other than Rights beneficially owned by the Acquiring Person, will have the right to receive upon exercise of a Right and payment of the Purchase Price, that number of Units of Series A Preferred or shares of Class A common stock or Units of Series B Preferred or shares of Class B common stock, or cash, property, or other securities of the Company, subject to discretion by the Board of Directors, having a market value of two times the Purchase Price.

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

The Company has considered all available evidence, both positive and negative, and ongoing prudent and feasible tax planning strategies to determine that, based on the weight of that evidence, a valuation allowance is needed to reduce the value of deferred tax assets to an amount that is more likely than not to be realized.

Income tax benefit for the three and six months ended June 30, 2010 is primarily due to expiration of the statute of limitations associated with previously recorded uncertain tax positions, including interest and penalties.

For U.S. federal tax purposes, the Company and DBSD will continue to be treated as an affiliated group of companies subject to consolidation until DBSD has successfully proposed and obtained confirmation by the Bankruptcy Court of a plan of reorganization that satisfies the requirements of the Bankruptcy Code. Under the proposed Plan of Reorganization, the Company would recognize taxable income upon the cancellation of debt. However, there are exceptions in bankruptcy to exclude the cancellation of debt from income. This will result in a reduction of DBSD’s tax attributes, but no change in the net deferred tax balances due to the valuation allowance.

Tax Benefits Preservation Plan—Effective January 29, 2010, the Board of Directors adopted the Tax Benefits Plan. The Tax Benefits Plan is designed to avoid an “ownership change,” and to thereby preserve for the Company and its stockholders the value of the NOLs. In connection with the Tax Benefits Plan, a dividend of Class A Rights and Class B Rights, described more fully below, was payable to the Company’s stockholders of record at the close of business on February 8, 2010.

The Board of Directors adopted the Tax Benefits Plan in an effort to help the Company preserve its ability to utilize fully its NOLs, to preserve potential future NOLs, and to thereby reduce potential future federal income tax obligations. As of December 31, 2009, the Company has substantial existing NOLs of approximately $353 million. The Company may generate substantially larger NOLs if the Company sells or otherwise disposes of its MEO satellite assets. Under the Internal Revenue Code and related Treasury Regulations, the Company may “carry forward” these NOLs in certain circumstances to offset current and future income and thus reduce its federal income tax liability, subject to certain restrictions. To the extent that the NOLs do not otherwise become limited, the Company believes that it will be able to carry forward a significant amount of NOLs, and therefore the NOLs could be a substantial asset for the Company. However, if the Company experiences an “ownership change,” as defined in Section 382, the timing of usage and its ability to use the NOLs could be significantly limited.

The Tax Benefits Plan is intended to act as a deterrent to any person or group acquiring, without the approval of the Company’s Board of Directors, beneficial ownership of 4.9% or more of the Company’s securities, defined to include: (i) shares of its Class A common stock and Class B common stock, (ii) shares of its preferred stock, (iii) warrants, rights, or options to purchase its securities, and (iv) any interest that would be treated as “stock” of the Company for purposes of Section 382 or pursuant to Treasury Regulation § 1.382-2T(f)(18).

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

DBSD—As of June 30, 2010 and December 31, 2009, the Company had net payables to affiliates of $1.2 million and $1.3 million, respectively, related to transactions arising with DBSD, including allocated employment-related costs and occupancy-related costs, and reimbursement of payments made to the Company by DBSD for their respective share of stock awards that ultimately failed to vest.

Eagle River Satellite Holdings, LLC (“ERSH”), Eagle River Investments, Eagle River, Inc. and Eagle River Partners, LLC (“ERP”)—ERSH, Eagle River Investments, Eagle River, Inc. and ERP (collectively, “Eagle River”) is the Company’s controlling stockholder with an economic interest of approximately 33.5% and a voting interest of approximately 65.8% as of June 30, 2010.

The Company has an agreement with Eagle River, Inc. to provide advisory services to the Company. This agreement provides for the payment to Eagle River, Inc. of an annual fee of $500,000, which is payable in quarterly installments in stock or cash, at the Company’s option. During the three and six months ended June 30, 2010, the Company issued 88,028 shares and 193,960 shares, respectively, to Eagle River, Inc. as compensation for advisory services. As of June 30, 2010, the Company has elected to make all payments in Class A common stock and has issued 1,660,808 shares as consideration. As of June 30, 2010 and December 31, 2009, the Company owed Eagle River, Inc. approximately $42,000 pursuant to the advisory services agreement, which was included in accrued expenses on the Company’s condensed consolidated balance sheets.

The Company entered into a loan agreement with Eagle River Investments in 2002, which was subsequently transferred to ERSH. In connection with this loan agreement, the Company issued warrants to ERSH to purchase an aggregate of three million shares of its Class A common stock at a weighted average exercise price of $0.01 per share. These warrants remain outstanding at June 30, 2010 and are exercisable through December 12, 2012.

In March 2010, Eagle River purchased an additional 18,336,985 shares of the Company’s Class A common stock under the Rights Offering discussed in Note 7.

Benjamin G. Wolff, the Company’s Chairman, Chief Executive Officer and President, is the President of ERSH, Eagle River Investments, Eagle River, Inc. and ERP, and is compensated by both Eagle River and the Company.

Clearwire Corporation—Eagle River Holdings, LLC (which, like ERSH, is ultimately beneficially owned by Craig McCaw) is a significant stockholder of Clearwire Corporation (“Clearwire”). The Company had a month-to-month agreement with Clearwire to provide office space for certain of its regulatory personnel in Washington, DC which was terminated effective March 31, 2010. Total payments made to Clearwire under this agreement for the three and six months ended June 30, 2010 and 2009 were $0 and $10,000 and $10,000 and $25,000, respectively. DBSD also reimburses Clearwire for utility usage at certain of Clearwire’s terrestrial towers and office space that supports its demonstration trials. Payments pursuant to these leases have been included in the Company’s operating results up until deconsolidation of DBSD on May 15, 2009. Total payments made to Clearwire under this agreement for the three and six months ended June 30, 2009 were $2,000 and $9,000, respectively. Mr. Wolff is the co-founder and served as co-chairman of Clearwire until February 2010. Mr. Wolff also previously served as the Chief Executive Officer of Clearwire until March 2009.

Davis Wright Tremaine—Mr. Wolff is the spouse of a partner at the law firm Davis Wright Tremaine LLP (“DWT”), which provides the Company with ongoing legal services. Total payments made to DWT for the three and six months ended June 30, 2010 and 2009 were $1,000 and $2,000 and $288,000 and $358,000, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying notes included elsewhere in this quarterly report and the audited consolidated financial statements and notes included in our 2009 Form 10-K.

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

Overview

We were formed in 2000 as a development stage next-generation MSS operator. We have one MEO satellite in orbit (“F2”) and have ten additional MEO satellites in various stages of completion. Prior to the commencement of the BSSI Litigation in 2004, we had invested approximately $2.6 billion into our MEO satellite system. By the end of 2004, with the BSSI Litigation underway, we suspended any further development or construction of our MEO satellites and adjusted to zero the value of our MEO system assets.

Notwithstanding the suspension of development and construction activities, we continue to explore ways to capitalize on the significant investment we have already made in our MEO satellite system. Specifically, we have taken steps to explore business opportunities for F2 and for our partially constructed constellation of MEO satellites. We have conducted research and analysis on services that can be provided by F2, including low-bit rate “store and send” capabilities for remote operations and real time voice and data services using our satellites in storage.

We believe that our existing cash and cash equivalents are insufficient for us to complete and launch our MEO satellite constellation, and we may be unable or choose not to obtain the additional funding required to do so. Furthermore, we believe that Boeing is the sole manufacturer capable of completing our partially completed MEO satellites. In the absence of reaching an agreement with Boeing to complete the MEO satellites, we will likely sell or otherwise dispose of our MEO satellite assets. We are also exploring ways to optimize shareholder value through the proceeds, if any, from the BSSI Litigation, by leveraging our actual and our potential tax losses, and through our ongoing interest in and relationship with DBSD. Our exploration could result in the acquisition or investment in assets or businesses that are unrelated to our historical assets or business.

Meanwhile, F2 continues to orbit the earth and perform routine functions, but it has experienced certain anomalies over its life, including occasional short-circuiting of a forward digital signal processor (which has been corrected each time through operational procedures), and accelerated degradation of the battery. These anomalies have increased in recent years, in part because of our decisions to reduce telemetry and command sites to minimize operational costs.

Through the U.K. Office of Communications (“Ofcom”) as our administrative body to the International Telecommunication Union (“ITU”), we have ITU coordination priority on 25-60 MHz of 2 GHz spectrum on which to operate a MEO satellite system globally (“ICO-P”) outside of the United States and Canada (with the exception of one Middle Eastern country) in compliance with regulations promulgated by the U.K. and the ITU. However, Ofcom has stated its intent to write to the ITU to “instruct that the ICO-P assignments currently recorded in the ITU Master Register be cancelled.” We filed for a judicial review against Ofcom in the U.K. to preclude Ofcom from sending such a letter to the ITU, but the court recently denied our request. We have asked the court to reconsider its decision, but if the court denies our request for reconsideration, we anticipate that Ofcom will send its request to the ITU in late September or early October 2010. If the letter is sent, we believe that the ITU will not be compelled to comply with Ofcom’s request, but the letter may increase the likelihood that the ITU will initiate proceedings to cancel the ICO-P assignments.

Separately, on June 30, 2008, the European Parliament passed Decision No. 626/2008/EC under which the European Commission (“EC”) made a call for applications for operators for pan-European systems to provide MSS (“EC Call”). We unsuccessfully sought annulment of the EC Call. We also caused our subsidiary, ICO Satellite Limited, to file an application in response to the EC Call. The application was rejected on May 14, 2009, which prompted us to file in the European General Court a proceeding to challenge the outcome of the EC Call process and Decision No. 626/2008/EC. We recently submitted a brief in this matter, and expect a full hearing in front of the European General Court in early 2011.

We have been engaged in litigation with Boeing and BSSI since 2004. In October 2008, after a three-month trial, the jury returned a verdict for us, finding that BSSI had breached its contract with our subsidiary, ICO Global Communications (Operations) Limited, and engaged in fraud, and that BSSI’s parent, Boeing, had tortiously interfered with the BSSI contract. The jury further found that BSSI and Boeing acted with malice, oppression or fraud. In February 2009, the court rejected substantially all of BSSI’s post-trial motions and entered judgment in our favor for approximately $603.2 million, consisting of $370.6 million of compensatory damages against BSSI and Boeing for breach of contract, fraud, negligent misrepresentation and tortious interference with contract; $29.6 million against BSSI for punitive damages; $177 million against Boeing for punitive damages; and $29.6 million in pre-judgment interest. Beginning January 2, 2009, post-judgment interest began to accrue on the full judgment amount at the rate of 10% per annum (simple interest). Boeing appealed the judgment to the California Court of Appeals and posted the required $904 million appeal bond to stay enforcement of the judgment pending appeal. We cannot predict the outcome of the appeal process.

We are a development stage enterprise as defined in ASC 915, and will continue to be so unless and until we commence commercial operations. We are not currently generating revenue from operations and we may not obtain funding necessary to fund our future working capital requirements or achieve positive cash flow from operations. Successful completion of our MEO satellite development program and, ultimately, the attainment of profitable operations using our MEO satellite assets, are dependent upon future events, including obtaining adequate financing to fulfill our development activities, obtaining regulatory approval, and achieving a level of sales adequate to support our cost structure.

On March 9, 2010, we completed our previously announced Rights Offering, under which a total of approximately 42.9 million shares were subscribed for by stockholders. We received gross proceeds of approximately $30 million from the Rights Offering, which are currently expected to be utilized to fund our working capital needs for at least the next twelve months. We may also use a portion of the proceeds to acquire or invest in other businesses, products or technologies, which may or may not be related to our historical business activities, as well as for capital expenditures.

On May 15, 2009, our subsidiary DBSD, and its subsidiaries, filed voluntary Chapter 11 cases. As a result, DBSD has been deconsolidated from our financial operating results as of May 15, 2009. In order to exit the Chapter 11 cases successfully, DBSD is required to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization or liquidation that satisfies the requirements of the Bankruptcy Code. On May 30, 2009, DBSD filed its original Plan of Reorganization, the primary purpose of which is to effect the restructuring and substantial de-leveraging of DBSD’s capital structure to bring it into alignment with DBSD’s future operating prospects and to provide DBSD with greater working capital. Under the Plan of Reorganization, we will receive shares of common stock of DBSD representing approximately 4% of its outstanding equity, subject to the dilutive effect of shares to be issued to DBSD’s general unsecured creditors and reorganized DBSD’s exit financing lenders. We will also receive warrants to purchase at $0.01 per share up to an additional 10% of the equity of DBSD, which may be exercisable upon certain future valuation events.

Critical Accounting Policies

Critical accounting policies require difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The judgments and uncertainties affecting the application of these policies include significant estimates and assumptions made by us using information available at the time the estimates are made. Actual results could differ materially from those estimates. Our critical accounting policies involve judgments associated with our accounting for the fair value of financial instruments (including our investment in DBSD), asset impairment, contract settlements, stock-based compensation, income taxes and contingencies. There have been no significant changes to our critical accounting policies disclosed in our 2009 Form 10-K.

Results of Operations

The following table is provided to facilitate the discussion of our results of operations for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009(1)	2010	2009(1)
General and administrative expenses	$4,040	$12,657	$8,586	$29,671
Research and development expenses	—	95	—	1,639
Interest income	(5)	(121)	(5)	(542)
Interest expense	1,072	12,464	2,144	34,787
Gain on deconsolidation of DBSD	—	(281,445)	—	(281,445)
Other (income) expense	(1,263)	1,024	(511)	6,393
Income tax (benefit) expense	(41)	231	(1,766)	521

(1)	DBSD was deconsolidated from our financial operating results effective May 15, 2009. Accordingly, our operating results for the three and six months ended June 30, 2009 include 1.5 months and 4.5 months, respectively, of DBSD operating activity and our operating results for the three and six months ended June 30, 2010 do not include any DBSD operating activity.

General and Administrative Expenses. General and administrative expenses are primarily comprised of personnel costs, stock-based compensation, third-party legal and professional fees, satellite storage, satellite system operating expenses and general office related costs.

General and administrative expenses decreased $8.6 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Approximately $8.0 million of this decrease was a result of the deconsolidation of DBSD effective May 15, 2009. The remaining decrease of $0.6 million is primarily due a reduction in non-cash stock-based compensation expense during the second quarter of 2010 compared to the second quarter of 2009.

General and administrative expenses decreased $21.1 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Approximately $20.9 million of this decrease was a result of the deconsolidation of DBSD effective May 15, 2009. The remaining decrease of $0.2 million is primarily due a reduction in non-cash stock-based compensation expense, partially offset by increased costs associated with consulting, legal and other professional fees, in comparison to the prior year.

Research and Development Expenses. Research and development expenses primarily consist of third-party engineering, consulting and development costs associated with technology being considered for use in the DBSD MSS/ATC System and ICO mim service.

Research and development expenses decreased $95,000 for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 and decreased $1.6 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. These decreases are primarily due to a reduction in design and development activities related to the DBSD MSS/ATC System and ICO mim service as a result of the deconsolidation of DBSD effective May 15, 2009.

Interest Income. Interest income for the three and six months ended June 30, 2010 was nominal and reflects interest income earned on investment of proceeds from the Rights Offering. Interest income for the three and six months ended June 30, 2009 is primarily attributable to interest earned on the remaining investment of proceeds from the DBSD 2009 Notes, the DBSD 2009 Credit Facility and the series of securities purchase agreements entered into during June 2008.

Interest income decreased $116,000 for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 and decreased $537,000 for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. These decreases are primarily due to a reduction in our cash, cash equivalents, and investment balances subsequent to the deconsolidation of DBSD. DBSD has been excluded from our operating results effective May 15, 2009 and we no longer recognize interest income earned on any cash and investments held by DBSD after May 15, 2009.

Interest Expense. Interest expense for the three and six months ended June 30, 2010 consists primarily of interest costs resulting from capital lease obligations associated with certain of our MEO gateway sites. Interest expense for the three and six months ended June 30, 2009 is primarily comprised of interest incurred and the amortization of debt issuance costs related to the DBSD 2009 Notes and DBSD 2009 Credit Facility, amortization of the debt discount associated with the DBSD 2009 Notes and interest costs resulting from capital lease obligations associated with certain of our MEO gateway sites.

Interest expense decreased $11.4 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 and decreased $32.6 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. These decreases are primarily the result of the deconsolidation of DBSD. DBSD has been excluded from our operating results effective May 15, 2009 and we no longer record interest expense associated with the DBSD 2009 Notes and DBSD 2009 Credit Facility after May 15, 2009.

Gain on Deconsolidation of DBSD. We recognized a gain of $281.4 million on May 15, 2009 upon the deconsolidation of DBSD as a result of its bankruptcy filing.

Other (Income) Expense. Other income for the three and six months ended June 30, 2010 is comprised primarily of gains on foreign currency transactions of $1.4 million and $1.0 million, respectively, partially offset by expense associated with reimbursements due to DBSD for their respective share of stock awards that ultimately failed to vest of $152,000 and $517,000, respectively. Other expense for the three months ended June 30, 2009 is comprised primarily of losses on foreign currency transactions of $1.0 million. Other expense for the six months ended June 30, 2009 is comprised primarily of net realized and unrealized losses of $4.2 million associated with ARS investments held by DBSD.

Income Tax (Benefit) Expense. Income tax benefit for the three and six months ended June 30, 2010 is primarily due to expiration of the statute of limitations associated with previously recorded uncertain tax positions, including interest and penalties. Income tax expense for the three and six months ended June 30, 2009 was nominal and is comprised primarily of interest and penalties related to uncertain tax positions.

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

As of June 30, 2010, we had a working capital deficit (current liabilities exceeded current assets) of approximately $36.5 million. This deficit is primarily due to our MEO gateway obligations of $60.1 million, which are classified as current liabilities due to their contractual commitments. We do not anticipate these gateway obligations to require significant cash payments during the next twelve months; however, the counterparties could assert payment for these obligations.

Cash Flows. The following table is provided to facilitate the discussion of our liquidity and capital resources for the three months ended June 30, 2010 and 2009 (in thousands):

	Six months ended June 30,
	2010	2009(1)
Net cash provided by (used in):
Operating activities	$(8,727)	$(20,981)
Investing activities	(547)	4,584
Financing activities	29,189	(70)
Effect of foreign exchange rate changes on cash	611	(1,452)

Net increase (decrease) in cash and cash equivalents	20,526	(17,919)
Cash and cash equivalents—beginning of period	4,983	29,261

Cash and cash equivalents—end of period	$25,509	$11,342

(1)	Cash flow amounts for the six months ended June 30, 2009 includes the effects of the restatement discussed in Note 3 to our condensed consolidated financial statements, “Cash Flow Statement Restatement.”

Cash, cash equivalents and short-term investments were $25.5 million at June 30, 2010 compared to $5.0 million at December 31, 2009. This increase is primarily due to remaining proceeds from the Rights Offering, partially offset by the incurrence of ongoing operating costs associated with our MEO satellite system and other general corporate expenditures in 2010.

For the six months ended June 30, 2010, cash used in operating activities consisted primarily of our net loss of $8.4 million adjusted for various non-cash items. These non-cash items include: (i) stock-based compensation expense of $1.1 million; (ii) unrealized foreign exchange gains of $1.0 million; (iii) a $1.8 million income tax benefit resulting from expiration of the statute of limitations associated with previously recorded uncertain tax positions; (iv) changes in accrued interest payable of $1.5 million associated with various Gateway obligations; and (v) a $1.0 million net reduction in accounts payable reflecting payment of amounts previously accrued at December 31, 2009. For the six months ended June 30, 2009, cash used in operating activities consisted primarily of our net income of $209.0 million adjusted for various non-cash items. These non-cash items include: (i) a $281.4 million gain recognized upon deconsolidation of DBSD; (ii) $30.0 million of interest expense on the DBSD 2009 Notes paid in the form of additional notes; (iii) $7.4 million of amortization of debt issuance costs related to the DBSD 2009 Notes and DBSD 2009 Credit Facility and amortization of debt discount associated with the DBSD 2009 Notes; (iv) $4.2 million of realized and unrealized losses related to ARS held by DBSD; and (v) stock-based compensation expense of $3.7 million.

For the six months ended June 30, 2010, cash used in investing activities consisted of $547,000 of payments made on behalf of affiliates. For the six months ended June 30, 2009, the primary source of cash provided by investing activities was net proceeds from sales of investment securities held by DBSD of $12.5 million, partially offset by capital expenditures of $4.1 million associated with the DBSD MSS/ATC System and ICO mim service and a $3.9 million reduction in cash as a result of the deconsolidation of DBSD.

For the six months ended June 30, 2010, cash provided by financing activities consisted primarily of $29.2 million of proceeds from the Rights Offering, net of related costs. For the six months ended June 30, 2009, cash used in financing activities consisted primarily of $101,000 in payments of withholding taxes upon vesting of restricted stock awards.

Contractual Obligations. Our primary contractual obligations include payments and other obligations associated with our MEO satellite system. In the table below, we set forth our contractual obligations as of June 30, 2010 (in millions):

	Total	Remainder of 2010	Years ending December 31,
			2011- 2012	2013- 2014	2015 and thereafter
Satellite system operating obligations(1)	$2.4	$2.0	$0.4	$—	$—
Capital lease obligations, including interest(2)	26.5	26.5	—	—	—
Operating lease obligations	2.6	0.7	1.8	0.1	—

Total	$31.5	$29.2	$2.2	$0.1	$—

(1)	We have an agreement with Intelsat to provide satellite operational services to support F2. Under this agreement, we are obligated to pay Intelsat a recurring, monthly fee associated with TT&C and other satellite support services. In addition to this agreement, we have commitments for other operational services related to our MEO satellite and certain MEO gateway sites. As of June 30, 2010, our satellite system operating commitments were approximately $2.4 million.
(2)	Our capital lease obligations represent future minimum payments due under capital lease commitments arising from agreements associated with certain of our MEO gateway sites. The amount of our contractual obligations as of June 30, 2010 represents principal and interest payable in accordance with the terms of the contractual agreements.

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

As of June 30, 2010, we have recorded a liability related to uncertain tax positions for income taxes, interest and penalties of $11.6 million. Settlement of this liability, including timing of future payment, if any, is currently uncertain. As a result, this amount was not included in our table of contractual obligations above.

Risks and Uncertainties

Certain risks and uncertainties that could materially affect our future results of operations or liquidity are discussed under “Part II—Other Information, Item 1A. Risk Factors” in this quarterly report and in our 2009 Form 10-K. In particular, these risks and uncertainties include, but are not limited to, the following matters:

•

On May 15, 2009, DBSD filed voluntary Chapter 11 cases. ICO Global did not file a petition for relief and is not a Debtor in the Chapter 11 cases. Also on May 15, 2009, ICO Global and DBSD entered into a Support Agreement with entities holding approximately 57% of the total outstanding DBSD 2009 Notes (“Participating Holders”) to implement a financial restructuring of DBSD through a plan of reorganization (“Plan of Reorganization”) in which the entire outstanding principal amount and accrued interest of the DBSD 2009 Notes (approximately $752 million as of May 15, 2009) would be converted into a number of shares of common stock in reorganized DBSD equal to approximately 95% of the total outstanding common stock. If the Plan of Reorganization becomes effective, ICO Global will receive approximately 4% of reorganized DBSD after accounting for the dilutive effect of shares to be issued to DBSD’s general unsecured creditors and reorganized DBSD’s exit financing lenders. ICO Global will also receive warrants to purchase at $0.01 per share up to an additional 10% of the common stock of reorganized DBSD, which may be exercisable upon certain future valuation events. The ability of the Plan of Reorganization to become effective, and ICO Global’s ability to retain any equity interest in reorganized DBSD or the other rights provided to ICO Global in the Support Agreement, is subject to a number of risks and uncertainties. For instance, parties that challenged the Plan of Reorganization have appealed entry of the confirmation order. The entity holding the debt under the DBSD 2009 Credit Facility, DISH Network Corporation (“DISH”), and Sprint challenged the Plan of Reorganization on a number of grounds, including feasibility, the proposed treatment of the DISH debt, and the appropriateness of the equity distribution provided to ICO Global. These arguments were rejected in the first level of appeal by the Federal District Court for the Southern District of New York, but DISH and Sprint have both filed notices of appeal to the U.S. Court of Appeals for the Second Circuit. Moreover, the FCC must approve the transfer of the DBSD licenses to the reorganized DBSD under the Plan of Reorganization, and if it does not do so, the Plan of Reorganization cannot be implemented in its current form. We cannot predict when the FCC will act on the DBSD’s request for transfer. Any of these risks could cause ICO Global to own less equity of reorganized DBSD than that contemplated by the Plan of Reorganization, or no equity at all, which would reduce the fair value of ICO Global’s investment in DBSD. If ICO Global owns less equity than is contemplated by the Plan of Reorganization, or holds no equity in reorganized DBSD at all, it could negatively affect the value of ICO Global.

•

Even though Sprint’s objections to the Plan of Reorganization were rejected, Sprint has lobbied the FCC to impose upon ICO Global direct liability for current and estimated future spectrum clearing costs that Sprint is precluded from collecting from DBSD as a result of the Chapter 11 cases. We have asked the FCC to reject Sprint’s lobbying efforts based on numerous points and authorities, including the Bankruptcy Court rulings and the rulings from the Federal District Court for the Southern District of New York. While we believe that Sprint’s position is without merit, and we intend to vigorously defend ourselves against any attempt to impose spectrum clearing reimbursement obligations on ICO Global, we cannot be assured that we will prevail. If the FCC attempts to impose reimbursement obligations on us it could result in protracted, costly litigation and $100 million or more of liability to ICO Global.

•

We are engaged in litigation with BSSI and Boeing arising out of agreements for the development and launch of our MEO satellites. In February 2009, the Los Angeles Superior Court issued a judgment in our favor and against BSSI and Boeing for $603.2 million. The judgment consists of at least four subparts, including compensatory awards, a punitive damage award against BSSI, a punitive damage award against Boeing, and pre-judgment interest. BSSI and Boeing have appealed the judgment and all of its subparts, thereby rendering the entire award subject to the risks of appeal. We cannot predict the outcome of the appeal process. Boeing has posted the full bond required to stay enforcement of the judgment, but the existence of the bond does not entirely eliminate the risk of collection. We have previously incurred substantial costs and fees to obtain the judgment, and expect we will continue to incur substantial additional costs and fees through the ultimate resolution of the case, including a contingent obligation to pay our trial lawyers a fee equal to 3% of any recovery up to $250 million, and 5% of any recovery in excess of $250 million less certain costs and fees paid previously. If we are unable to continue to fund the litigation, or if we do not substantially prevail on appeal, this could materially negatively impact our liquidity, cash position and value. Moreover, our use of the proceeds from the litigation, if any, is uncertain at this time.

•

Following the deconsolidation of DBSD, our primary business operations rely on our MEO satellite assets. The fact that we have been unable to fully deploy our MEO satellite system also continues to create regulatory uncertainty. Ofcom has stated its intent to write to the ITU to “instruct that the ICO-P assignments currently recorded in the ITU Master Register be cancelled.” We have thus far been unsuccessful in our attempt to enjoin Ofcom from sending its instruction to the ITU. If our most recent request for reconsideration is denied, we anticipate that Ofcom’s instruction will be sent in late September or early October 2010. If the ITU heeds Ofcom’s instruction, we could lose our ability to operate a MEO system based on our current ITU filing priority and MEO authorization, which in turn could have a material adverse effect on our ability to develop and operate the MEO satellite system. Even if Ofcom’s instruction to the ITU is ignored, we will need to continue to progress the build and launch of our MEO satellites in order to maintain our ICO-P authorization to operate our MEO satellite system. In addition, we must diligently participate in international coordination meetings arranged by Ofcom and coordinate with other national administrations in good faith. On June 30, 2008, the European Parliament passed Decision No. 626/2008/EC under which, on August 7, 2008, the EC made the EC Call for pan-European S-Band systems to provide MSS. On September 26, 2008, we initiated proceedings in the European General Court seeking the annulment of Decision No. 626/2008/EC of the European Parliament, contending that the decision is illegal and should be annulled. We were unsuccessful in this proceeding. In addition, ICO Satellite Limited filed an application with the EC as called for in the above mentioned EC Call, without prejudice. The EC admitted our application into the EC Call and, on May 14, 2009, the EC announced that it had not selected the application of ICO Satellite Limited. In response, on September 4, 2009, we filed an additional proceeding to challenge in the European General Court the outcome of the EU Call and the Decision No. 626/2008/EC. The European Court has not yet ruled on our filing. For all of these reasons, there remains significant uncertainty about our ability to continue development of our physical and regulatory MEO assets. The outcome of further development of a MEO business plan and the associated costs, the evolution of the regulatory environment for S-band systems globally, and the success of discussions with potential partners who could provide funding for the development of the MEO satellite system all remain uncertain at this time.

We are subject to additional risks and uncertainties discussed under “Part II—Other Information” in this quarterly report and in “Item 1A. Risk Factors” in our 2009 Form 10-K, that could adversely affect our costs, competitive position, financial condition and ability to realize earnings.

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

As of June 30, 2010, our cash and investment portfolio consisted of both cash and money market funds, with a fair value of approximately $25.5 million. The primary objective of our investments in money market funds is to preserve principal, while maximizing returns and minimizing risk, and our policies require, at the time of purchase, that we make these investments in short-term, high rated securities.

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

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and interim chief financial officer have evaluated our disclosure controls and procedures as of June 30, 2010 and have concluded that these disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e)) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our chief executive officer and interim chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 6 to our condensed consolidated financial statements, “Commitments and Contingencies” included in Part I, Item 1 of this quarterly report, for a discussion of the material legal proceedings to which we are a party.

Item 1A.	Risk Factors

There have been no material changes to our risk factor disclosures included under Part I, Item 1A. of our 2009 Form 10-K.

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

Date	Title	Number of shares
June 1, 2010	Class A common stock	88,028	(1)

(1)	Issued as compensation to Eagle River, Inc., for advisory services performed from March 1, 2010 through May 31, 2010.

Use of Proceeds

On July 11, 2008, our universal shelf registration statement on Form S-3 (Registration No. 333-152100) was declared effective by the SEC. On March 9, 2010, the Company completed a Rights Offering to existing stockholders in which it issued 42,870,000 shares of Class A common shares at a price of $0.70 per share, which shares were registered under the shelf registration statement. The proceeds from the Rights Offering to the Company were approximately $29.2 million, after deducting fees. No offering expenses were paid directly or indirectly to our directors, officers or their associates, or to persons owning 10% or more of any of our equity securities.

As of June 30, 2010, the remaining proceeds from the Rights Offering, after deducting fees, are reflected in cash and cash equivalents on the Company’s condensed consolidated balance sheet. Through June 30, 2010, the Company has used approximately $5 million of the net proceeds from the Rights Offering to fund ongoing operational expenses. We may also use a portion of the proceeds to acquire or invest in other businesses, products or technologies, which may or may not be related to our historical business activities, as well as for capital expenditures. Pending these uses, we expect to hold the amounts in cash or invest the remaining net proceeds in short-term, investment-grade securities.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

On July 30, 2010, the Company announced it had received an unfavorable ruling in the judicial review proceedings that it initiated against Ofcom. The Company initiated the judicial review proceedings in 2009 after Ofcom announced its intent to request that the ITU remove the Company’s global MEO satellite system from the MIFR. The unfavorable ruling, if not reconsidered by the judge who issued the ruling, permits Ofcom to move forward with the request. Ofcom’s request is not binding on the ITU, but could increase the likelihood that the ITU will initiate proceedings to cancel the Company’s MIFR assignments. For further discussion regarding the Ofcom matter, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I, Item 2 of this quarterly report.

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

ICO GLOBAL COMMUNICATIONS (HOLDINGS) LIMITED
(Registrant)

Date: August 5, 2010	By:	/s/ BENJAMIN G. WOLFF
Benjamin G. Wolff Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)