Form 10-Q
period 2010-09-30
ICO Global Communications (Holdings) LTD
filed 2010-11-04
CIK 1359555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

2300 Carillon Point, Kirkland, Washington 98033

(Address of principal executive offices including zip code)

(425) 278-7100

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

As of November 1, 2010, the registrant had 199,980,177 shares of Class A common stock and 53,660,000 shares of Class B common stock outstanding.

ICO GLOBAL COMMUNICATIONS (HOLDINGS) LIMITED

FORM 10-Q

For the three and nine months ended September 30, 2010

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$23,274	$4,983
Prepaid expenses and other current assets	1,246	1,039

Total current assets	24,520	6,022
Property in service – net of accumulated depreciation of $473 and $347, respectively	257	383
Other assets	199	253
Investment in DBSD	23,650	23,650

Total	$48,626	$30,308

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY IN ASSETS
Current liabilities:
Accounts payable	$271	$1,174
Accrued expenses	20,789	19,233
Payable to affiliates	1,264	1,292
Accrued interest	27,066	22,657
Capital lease obligations	18,940	18,385

Total current liabilities	68,330	62,741
Income tax	12,315	13,172

Total liabilities	80,645	75,913

Commitments and contingencies (Note 6)

Stockholders’ deficiency in assets:
Preferred stock, $.01 par value, 75,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.01 par value, 900,000,000 shares authorized, 258,189,431 and 213,014,265 shares issued, and 199,980,177 and 154,876,313 shares outstanding	2,582	2,130
Class B convertible common stock, $.01 par value, 150,000,000 shares authorized, 84,663,382 shares issued and 53,660,000 shares outstanding	847	847
Additional paid-in capital	2,786,886	2,756,406
Treasury stock, 58,209,254 and 58,137,952 shares of Class A common stock and 31,003,382 shares of Class B convertible common stock	(877,700)	(877,648)
Accumulated other comprehensive loss	(9,831)	(7,223)
Deficit accumulated during the development stage	(1,934,803)	(1,920,117)

Total stockholders’ deficiency in assets	(32,019)	(45,605)

Total	$48,626	$30,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,		February 9, 2000 (inception) to September 30, 2010 (development
	2010	2009	2010	2009	stage period)
Operating expenses:
General and administrative	$3,649	$4,375	$12,235	$34,046	$725,068
Research and development	—	—	—	1,639	83,792
Contract settlements	—	—	—	—	(74,955)
Impairment of property under construction	—	—	—	—	1,438,304
Loss on disposal of assets	—	—	—	—	11,117

Total operating expenses	3,649	4,375	12,235	35,685	2,183,326

Operating loss	(3,649)	(4,375)	(12,235)	(35,685)	(2,183,326)
Interest income	6	1	11	543	138,278
Interest expense	(1,130)	(971)	(3,274)	(35,758)	(270,879)
Gain (loss) on deconsolidation of DBSD	—	(474)	—	280,971	280,971
Other expense	(1,093)	(791)	(582)	(7,184)	(6,580)

Income (loss) before income taxes	(5,866)	(6,610)	(16,080)	202,887	(2,041,536)
Income tax benefit (expense)	(372)	(245)	1,394	(766)	116,465

Net income (loss) before cumulative effect of change in accounting principle	(6,238)	(6,855)	(14,686)	202,121	(1,925,071)
Cumulative effect of change in accounting principle	—	—	—	—	(1,944)

Net income (loss)	$(6,238)	$(6,855)	$(14,686)	$202,121	$(1,927,015)

Basic and diluted income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(0.02)	$(0.03)	$(0.06)	$0.97	$(9.68)
Cumulative effect of change in accounting principle	—	—	—	—	(0.01)

Basic and diluted income (loss) per share	$(0.02)	$(0.03)	$(0.06)	$0.97	$(9.69)

Weighted average shares outstanding used to compute basic and diluted income (loss) per share	251,519,728	208,069,143	240,737,367	207,796,396	198,921,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,		February 9, 2000 (inception) to September 30, 2010 (development
	2010	2009	2010	2009	stage period)
Net income (loss)	$(6,238)	$(6,855)	$(14,686)	$202,121	$(1,927,015)
Other comprehensive loss:
Cumulative translation adjustments	(2,155)	(201)	(2,608)	(13,133)	(9,831)

Comprehensive income (loss)	$(8,393)	$(7,056)	$(17,294)	$188,988	$(1,936,846)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(In thousands, except share data, unaudited)

	Nine months ended September 30,		February 9, 2000 (inception) to September 30, 2010 (development
	2010	2009	stage period)
Operating activities:
Net income (loss)	$(14,686)	$202,121	$(1,927,015)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	1,293	4,145	47,812
Depreciation	97	225	4,617
Non-cash interest expense	—	7,374	54,638
Non-cash settlement of litigation matter	—	—	2,385
Gain on deconsolidation of DBSD	—	(280,971)	(280,971)
Unrealized foreign exchange (gains) losses	(334)	2,905	(5,757)
Losses on disposal of assets	—	—	11,117
Impairment of property under construction	—	—	1,438,304
Gain on contract settlements	—	—	(74,955)
Gain on Nextel share-pledge derivative	—	—	(9,168)
Deferred income tax credit	—	—	(122,031)
Realized losses on sales of investment securities	—	5,145	7,779
Unrealized (gains) losses on investment securities	—	(1,608)	11,378
Fair value adjustment for ARS Put Option	—	690	(4,442)
Amortization of capitalized Gateway Operator incentive	—	—	2,593
Cost of issuance of shares to distribution partners	—	—	37,440
Other	856	500	31,220
Other changes in certain assets and liabilities:
Prepaid expenses and other current/non-current assets	(175)	4,350	46,012
Accounts payable	(902)	2,459	1,487
Accrued interest payable	3,300	28,579	90,389
Income taxes and other accrued expenses	358	495	67,485

Net cash used in operating activities	(10,193)	(23,591)	(569,683)

Investing activities:
Proceeds from launch insurance	—	—	225,000
Debtor in possession advance in relation to Old ICO	—	—	(275,000)
Acquisition of net assets of Old ICO	—	—	(117,590)
Cash received from Old ICO at acquisition	—	—	107,436
Restricted cash	—	—	(5,074)
Purchases of satellite system under construction	—	(4,059)	(414,618)
Purchases of property under construction	—	—	(497,890)
Purchases of property in service	—	(14)	(3,548)
Investments in unconsolidated subsidiaries	—	(3,848)	(6,221)
Payments to affiliates	(861)	—	(1,150)
Purchases of other assets	—	—	(14,000)
Purchases of investment securities	—	—	(4,404,343)
Maturities and sales of investment securities	—	12,505	4,332,756
Purchases of restricted investments	—	—	(94,283)
Maturities and sales of restricted investments	—	—	94,305
Proceeds from contract amendments	—	—	44,434
Proceeds from sale of assets	—	—	12,106

Net cash provided by (used in) investing activities	(861)	4,584	(1,017,680)

Financing activities:
Proceeds from issuance of common stock	—	—	625,353
Proceeds from exercise of stock options	—	—	139
Proceeds from issuance of convertible notes	—	—	650,000
Convertible notes debt issuance costs	—	—	(29,558)
Proceeds from working capital facility	—	—	40,000
Working capital facility debt issuance costs	—	—	(2,461)
Proceeds from sales of subsidiary stock and stock options	—	—	9,920
Proceeds from Rights Offering	30,009	—	30,009
Rights Offering issuance costs	(770)	—	(770)
Payment of withholding taxes from stock awards	(50)	(101)	(987)
Advances from (payments to) affiliates	—	(2)	324,395
Repayment of advances from affiliates	—	—	(324,395)
Repayment of note payable to Eagle River	—	—	(37,500)
Repayment of operator financing	—	—	(5,727)
Proceeds from pledge of Nextel shares	—	—	351,600
Proceeds from loan from Teledesic LLC	—	—	20,000
Acquisition of ICO shares from minority interest stockholder	—	—	(30,868)

Net cash provided by (used in) financing activities	29,189	(103)	1,619,150

Effect of foreign exchange rate changes on cash	156	(1,769)	(8,513)

Net increase (decrease) in cash and cash equivalents	18,291	(20,879)	23,274
Cash and cash equivalents—beginning of period	4,983	29,261	—

Cash and cash equivalents—end of period	$23,274	$8,382	$23,274

(continued)

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows (Continued)

(In thousands, except share data, unaudited)

	Nine months ended September 30,		February 9, 2000 (inception) to September 30, 2010 (development
	2010	2009	stage period)
Supplemental disclosures:
Income taxes paid	$—	$—	$7,871
Interest paid	—	339	150,948
Capitalized interest	—	1,054	98,504
Supplemental disclosures of non-cash activities:
Issuance of Class A common shares in respect of investment in Ellipso, Inc.	—	—	6,863
Issuance of Class B common shares in respect of investment in Ellipso, Inc.	—	—	74
Issuance of Class A common shares in respect of investment in Constellation Communications Holdings, Inc.	—	—	904
Issuance of Class A common shares for settlement of litigation matter	—	—	2,385
Issuance of Class A common shares for advisory services	375	375	2,403
Issuance of Class A common shares for stock-based compensation	79	136	3,906
Payment in form of ARS as compensation for advisory services	—	500	500
Decrease in accrued satellite system construction payable, net of liquidated damages	—	(8,973)	—
Equipment acquired in capital lease agreements	—	—	42,096
Issuance of warrants for the repayment of debt	—	—	4,950
Interest payment on convertible debt in the form of additional notes	—	29,964	86,276
Investment in DBSD upon deconsolidation	—	23,650	23,650
Increase in payable to affiliates	833	—	2,415
The following securities of ICO arose from the acquisition of Old ICO’s net assets:
93,700,041 Class A common shares and options to acquire Class A common shares issued	—	—	679,873
31,003,382 Class B common shares issued	—	—	275,000
1,600,000 Class A common shares issued to distribution partners	—	—	16,720
200,000 Class A common shares committed to distribution partners	—	—	2,090
50,000,000 warrants issued to acquire Class A common shares	—	—	180,000

(concluded)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Condensed Consolidated Statements of Changes in Stockholders’ Deficiency in Assets

(In thousands, except share data, unaudited)

	Common stock			Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Deficit accumulated during the development stage	Total stockholders’ deficiency in assets
	Class A shares	Class B shares	Amount
Balance, December 31, 2008	154,006,103	53,660,000	$2,967	$2,790,967	$(877,545)	$6,695	$(2,115,595)	$(192,511)
Issuance of Class A common stock for advisory services	865,138	—	9	366	—	—	—	375
Class A shares withheld at vesting to cover income tax withholding obligations	(103,467)	—	—	—	(80)	—	—	(80)
Stock-based compensation and issuance of restricted stock, net of forfeitures	(19,378)	—	—	4,145	—	—	—	4,145
Deconsolidation of DBSD	—	—	—	(40,123)	—	(12,640)	—	(52,763)
Other comprehensive loss	—	—	—	—	—	(493)	—	(493)
Net income	—	—	—	—	—	—	202,121	202,121

Balance, September 30, 2009	154,748,396	53,660,000	$2,976	$2,755,355	$(877,625)	$(6,438)	$(1,913,474)	$(39,206)

Balance, December 31, 2009	154,876,313	53,660,000	$2,977	$2,756,406	$(877,648)	$(7,223)	$(1,920,117)	$(45,605)
Issuance of Class A common stock for advisory services	280,166	—	3	372	—	—	—	375
Issuance of Class A common stock for Rights Offering, net of issuance costs	42,870,000	—	429	28,810	—	—	—	29,239
Issuance of Class A common stock from exercise of stock options	6,879	—	—	25	(25)	—	—	—
Class A shares withheld at vesting to cover income tax withholding obligations	(17,708)	—	—	—	(27)	—	—	(27)
Stock-based compensation and issuance of restricted stock, net of forfeitures	1,964,527	—	20	1,273	—	—	—	1,293
Other comprehensive loss	—	—	—	—	—	(2,608)	—	(2,608)
Net loss	—	—	—	—	—	—	(14,686)	(14,686)

Balance, September 30, 2010	199,980,177	53,660,000	$3,429	$2,786,886	$(877,700)	$(9,831)	$(1,934,803)	$(32,019)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Business

Overview—ICO Global Communications (Holdings) Limited (“ICO Global”) was established in 2000 as a development stage next-generation mobile satellite service (“MSS”) operator. These condensed consolidated financial statements include the accounts of ICO Global, a development stage enterprise, and its consolidated subsidiaries (collectively referred to as “Company”). Prior to May 15, 2009, the Company’s consolidated subsidiaries included DBSD North America, Inc. (formerly ICO North America, Inc.), and its subsidiaries (collectively referred to as “DBSD”), which are developing a next-generation hybrid mobile satellite service/ancillary terrestrial component system covering the United States and Canada that combines satellite and terrestrial communications capabilities (“MSS/ATC System”). As further discussed below, DBSD and its subsidiaries filed voluntary petitions for bankruptcy and have been deconsolidated for financial accounting and reporting purposes.

In 2001, the Company successfully launched, and currently operates, one medium earth orbit (“MEO”) satellite (“F2”). The Company also owns ten additional MEO satellites in various stages of completion. Following disagreements with the manufacturer and launch manager of the MEO satellites and the commencement of litigation in 2004 related to those disagreements (as summarized in Note 6), the Company has not advanced the development or deployment of its MEO satellite system. Prior to the cessation of its MEO development activities, the Company had invested approximately $2.6 billion into its MEO satellite system. The Company is presently exploring ways to capitalize on its significant investment, and continues to defend its related international spectrum assignments and claims. However, because of uncertainties relating to: (a) the Company’s ability to complete the MEO constellation as a result of the litigation with its satellite manufacturer, (b) the significant costs associated with completion of the satellites and the uncertainty of the Company’s ability to raise sufficient funding if it were to decide to complete the MEO constellation, and (c) the evolving regulatory environment, it will be challenging for the Company to complete and launch the MEO constellation. Therefore, the Company may decide to divest its MEO related assets rather than pursue further development and deployment.

DBSD Chapter 11 Filing—On May 15, 2009, DBSD filed for bankruptcy protection under Chapter 11 of Title 11 of the United States Bankruptcy Code ( “Chapter 11 Case”) in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”). In order to exit the Chapter 11 Case successfully, DBSD is required to propose, and obtain from the Bankruptcy Court, confirmation of a plan of reorganization or liquidation that satisfies the requirements of the Bankruptcy Code. On May 30, 2009, DBSD filed its proposed joint plan of reorganization (as amended and modified by subsequent filings, the “Plan of Reorganization”) and its corresponding disclosure statement (as amended and modified by subsequent filings, the “Disclosure Statement”). On July 27, 2009, the Bankruptcy Court approved the Disclosure Statement and manner by which DBSD could solicit from constituents support for the Plan of Reorganization. DBSD presented its case for confirmation of the Plan of Reorganization at a hearing in September 2009. On October 26, 2009, the Bankruptcy Court confirmed the Plan of Reorganization, as reflected in the Bankruptcy Court order entered on November 23, 2009. On March 24, 2010, the Federal District Court for the Southern District of New York (“District Court”) denied all appeals and affirmed the Bankruptcy Court order as previously entered.

The primary purpose of the Plan of Reorganization is to effect the restructuring and substantial de-leveraging of DBSD’s balance sheet to enhance DBSD’s future operating prospects and to provide DBSD with greater working capital. Under the Plan of Reorganization, ICO Global will receive from the holders of DBSD’s 7.5% Senior Secured Notes (“Noteholders”) shares of common stock of reorganized DBSD representing approximately 4% of its outstanding equity. ICO Global will also receive warrants to purchase at $0.01 per share up to an additional 10% of the equity of reorganized DBSD, which may be exercisable upon certain future valuation events.

Notwithstanding the Bankruptcy Court’s confirmation of the Plan of Reorganization and the District Court’s affirmation of the Bankruptcy Court’s confirmation, the Plan of Reorganization has not yet been consummated. Consummation is contingent upon approval by the U.S. Federal Communications Commission (“FCC”), as described in the Plan of Reorganization. On September 29, 2010, the FCC granted its approval, subject to a seven day waiting period. On October 5, 2010, the day prior to the end of the waiting period, the U.S. Court of Appeals for the Second Circuit (“Court of Appeals”) entered an order that prevents DBSD from consummating the Plan of Reorganization until the Court of Appeals issues decisions on appeals filed by DISH Network Corporation (“DISH”) and Sprint Nextel Corporation (“Sprint”). In its appeal, DISH, as the holder of senior secured liens against DBSD, asserts that the Bankruptcy Court should not have approved the Plan of Reorganization over DISH’s objection and, for this reason, the Bankruptcy Court’s confirmation of the Plan of Reorganization should be reversed. In its appeal, Sprint asserts that the proposed transfer of reorganized DBSD stock from the Noteholders to ICO Global violates the Bankruptcy Code’s “absolute priority rule” and, for this reason, the Bankruptcy Court’s confirmation of the Plan of Reorganization should be reversed. The Company cannot predict the outcome or timing of the Court of Appeals decisions for the DISH and Sprint appeals.

        Due to the Chapter 11 Case, ICO Global does not have control or significant influence over the operating decisions of DBSD, and is not expected to regain control or significant influence over DBSD. Therefore, in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”) (formerly Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB Statement No. 51), the Company

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

deconsolidated DBSD from its financial operating results effective May 15, 2009. ICO Global accounts for its remaining investment in DBSD as a cost method investment. See Note 4 for a discussion of the deconsolidation of DBSD and ICO Global’s accounting for its cost method investment in DBSD. If DBSD does not emerge from bankruptcy, or if the Court of Appeals issues a decision that is unfavorable to the Company, then some or all of the Company’s investment in DBSD may not be recovered.

BAS Relocation Costs—The FCC has allocated a portion of the 2 GHz spectrum band in the United States to MSS operators, including DBSD Satellite Services G. P. (“DSS”), a subsidiary of DBSD. The FCC also allocated a portion of the 2 GHz band to Sprint, and in connection with this allocation, Sprint agreed to take responsibility for clearing the incumbent broadcast auxiliary service (“BAS”) providers from the band, provided that the users of the 2 GHz band, including MSS operators, reimburse Sprint for a portion of the expense incurred in connection with its clearing activities when such operators enter the band. Prior to DBSD and its subsidiaries bankruptcy filing, Sprint filed suit against DSS, asserting that DSS has entered the 2 GHz band because of the launch of its GEO satellite, and as a result owed Sprint approximately $120 million in reimbursement (“Spectrum Clearing Costs”). However, under the confirmed Plan of Reorganization, DSS is relieved of any obligation that arose prior to the DBSD bankruptcy filing to reimburse Sprint for Spectrum Clearing Costs. Consequently, Sprint lobbied the FCC to hold ICO Global jointly and severally liable for approximately $120 million of alleged Spectrum Clearing Costs.

On September 29, 2010, the FCC issued an order and declaratory ruling (“BAS Relocation Ruling”) that describes circumstances under which affiliated entities may be liable for Spectrum Clearing Costs, but the FCC expressly declined to impose liability on ICO Global. Nonetheless, the Company filed an appeal to the BAS Relocation Ruling on October 12, 2010.

2. Development Stage Enterprise

The Company is a development stage enterprise as defined in ASC 915, Development Stage Entities (“ASC 915”) (formerly SFAS No. 7, Accounting and Reporting by Development Stage Enterprises), and will continue to be so unless and until it commences commercial operations. The development stage is from February 9, 2000 (inception) through September 30, 2010. The Company continues to explore the development of a business plan outside of the United States and Canada, as well as other strategies to capitalize on the value of its MEO system assets. The Company is not currently generating revenue from operations and it may not obtain funding necessary to fund its future working capital requirements or achieve positive cash flow from operations. Successful completion of the Company’s MEO satellite development program and, ultimately, the attainment of profitable operations using its MEO satellite assets, should the Company choose to pursue completion of its MEO satellite system, are dependent upon future events, including obtaining adequate financing to complete development activities, obtaining regulatory approval, and achieving a level of sales adequate to support the Company’s cost structure. As of September 30, 2010, the Company had a working capital deficit (current liabilities exceeded current assets) of approximately $43.8 million. This deficit is primarily due to MEO gateway obligations of $63.9 million (see Note 5), which are classified as current liabilities due to their contractual commitments. The Company does not anticipate these gateway obligations to require significant cash payments during the next twelve months; however, the holders of those obligations could pursue collection actions against one or more of the Company’s consolidated subsidiaries.

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

Use of Estimates—The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of September 30, 2010 and December 31, 2009, significant estimates were used when accounting for the Company’s investment in DBSD, income taxes, contingencies, stock-based compensation awards and foreign currency transactions. Actual results could differ from those estimates. Estimates are evaluated on an ongoing basis.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Cash Flow Statement Restatement—Subsequent to the issuance of its unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2009, the Company discovered errors in its condensed consolidated statements of cash flows. The errors resulted in an overstatement of other changes in certain assets and liabilities–income taxes and other accrued expenses and net cash used in operating activities of $1.5 million, and an understatement of payments to affiliates and net cash used in financing activities of $4.7 million for the nine months ended September 30, 2009. In addition, $3.2 million was incorrectly included in the effect of foreign exchange rate changes on cash for the nine months ended September 30, 2009. Management does not consider the errors to be material to the Company’s previously issued condensed consolidated financial statements. However, the errors have been corrected in the accompanying condensed consolidated statements of cash flows for the nine months ended September 30, 2009. These corrections to the unaudited condensed consolidated statements of cash flows do not affect the unaudited condensed consolidated statements of comprehensive income (loss), unaudited condensed consolidated statements of operations, or earnings per share.

Cash and Cash Equivalents—Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities from the date of purchase of 90 days or less. Cash and cash equivalents are comprised of the following (in thousands):

	September 30, 2010	December 31, 2009
Cash	$18,433	$902
Money market funds	4,841	4,081

	$23,274	$4,983

As of September 30, 2010, cash and cash equivalents included in cash and money market funds above reflect the investment of the remaining proceeds from the Rights Offering.

Investments (Available-for-Sale and Trading Securities)—The Company’s accounting policies for recording available-for-sale and trading securities is disclosed in its 2009 Form 10-K. For the nine months ended September 30, 2009, the Company recognized realized and unrealized losses of $4.2 million associated with auction rate securities (“ARS”) held by the Company prior to the deconsolidation of DBSD. Realized and unrealized gains and losses are reflected as other income (expense) on the Company’s condensed consolidated statements of operations.

Prepaid Expenses and Other Current Assets—As of September 30, 2010, prepaid expenses and other current assets consist primarily of prepayments related to director and officer’s insurance, prepaid rent and security deposits associated with certain of the Company’s leased facilities, prepaid satellite operating costs and prepaid legal fees associated with certain legal matters. As of December 31, 2009, prepaid expenses and other current assets consist primarily of prepayments related to director and officer’s insurance as well as prepaid rent and security deposits associated with certain of the Company’s leased facilities.

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

Other Assets—As of September 30, 2010 and December 31, 2009, other assets consist primarily of long-term security deposits associated with the Company’s leased facilities.

Impairment of Long-Lived Assets—Pursuant to ASC 360, Property, Plant and Equipment (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), the carrying values of long-lived assets are reviewed whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Management considers whether specific events have occurred in determining whether long-lived assets are impaired at each balance sheet date or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The determination of whether impairment exists is based on any excess of the carrying value over the expected future cash flows. Any resulting impairment charge is measured based on the difference between the carrying value of the asset and its fair value, as estimated using undiscounted future cash flows expected to be generated by the assets. No impairment of long-lived assets was determined as a result of the Company’s analyses during the three and nine months ended September 30, 2010.

        Debt Issuance Costs—Amortization of DBSD-related debt issuance costs for the three and nine months ended September 30, 2009 was $0 and $4.0 million, respectively, and was included in interest expense on the Company’s condensed consolidated statements of operations.

Investment in DBSD—Under ASC 810, consolidation of a majority-owned subsidiary is precluded when control, either directly or indirectly does not rest with the majority voting interest of an entity. Bankruptcy represents a condition which can preclude

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

consolidation or equity method accounting as control rests with the Bankruptcy Court, rather than the majority owner. As described in Note 1, DBSD filed for bankruptcy protection on May 15, 2009. Accordingly, the Company deconsolidated DBSD as of that date, which excludes the results of DBSD’s operations from the Company’s operations beginning May 15, 2009. As the Company is not expected to maintain its majority ownership interest in DBSD under the Plan of Reorganization, nor will the Company regain significant influence or control of DBSD under the Plan of Reorganization, the Company is accounting for its remaining investment in DBSD as a cost method investment. The Company determines the fair value of its investment in DBSD based on the guidance in ASC 820, Fair Value of Measurements and Disclosures (“ASC 820”) (formerly SFAS No. 157, Fair Value Measurements). On a quarterly basis, the Company evaluates its cost method investment in DBSD for impairment. See Note 4 for further discussion regarding the deconsolidation of DBSD, including calculation of the resulting gain upon deconsolidation.

Fair Value of Financial Instruments—As of September 30, 2010 and December 31, 2009, the Company’s financial instruments include its cash and cash equivalents, investment in DBSD, accounts payable and certain other assets and liabilities. The Company determines the fair value of its financial instruments based on the hierarchy established by ASC 820. Refer to Note 4 for a discussion regarding the fair value of the Company’s investment in DBSD. The carrying amounts of the Company’s other financial instruments are reasonable estimates of their fair values because they are equivalent to cash or due to their short-term nature.

Accumulated Other Comprehensive Loss—As of September 30, 2010 and December 31, 2009, the Company’s accumulated other comprehensive loss consisted of cumulative translation adjustments of $9.8 million and $7.2 million, respectively.

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

Foreign Currency Translation and Foreign Currency Transactions—The reporting currency for the Company’s operations is U.S. dollars. The Company translates the activities of its subsidiaries with functional currencies other than the U.S. dollar at the average exchange rate prevailing during the period. Assets and liabilities denominated in foreign currencies are translated at the exchange rates prevailing at the balance sheet date. Translation adjustments resulting from these processes are recognized as a component of accumulated other comprehensive income (loss). The Company recognizes applicable cumulative translation adjustments as a component of operating income (loss) in the period in which a subsidiary is substantially liquidated. For the three and nine months ended September 30, 2010 and 2009, there were no gains or losses resulting from the liquidation of subsidiaries.

Gains and losses on foreign currency transactions are recognized as a component of other income (expense) in the condensed consolidated statements of operations in the period in which they occur. For the three and nine months ended September 30, 2010 and 2009, gains (losses) on intercompany foreign currency transactions of $5.7 million and $291,000 and $3.3 million and $8.1 million, respectively, have been excluded from net income (loss) and reported as a component of accumulated other comprehensive loss due to their long-term investment nature.

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

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income (loss)	$(6,238)	$(6,855)	$(14,686)	$202,121

Weighted average common shares outstanding	253,583,243	208,290,275	242,494,387	208,057,614
Less: weighted average unvested restricted stock	(2,063,515)	(221,132)	(1,757,020)	(261,218)

Shares used for computation of basic and diluted income (loss) per share(1)	251,519,728	208,069,143	240,737,367	207,796,396

Basic and diluted income (loss) per share	$(0.02)	$(0.03)	$(0.06)	$0.97

(1)	The effect of certain stock options and warrants was anti-dilutive, and they were not included in the calculation of diluted income (loss) per share. As of September 30, 2010 and 2009, anti-dilutive stock options and warrants totaled 17,446,183 and 17,307,308, respectively.

4. Deconsolidation of DBSD

On May 15, 2009, DBSD filed its Chapter 11 Case. As described in Note 1, due to the Company’s loss of control of DBSD as a result of the Chapter 11 Case, the Company deconsolidated DBSD as of May 15, 2009, which excludes the results of DBSD’s operations from the Company’s operations beginning May 15, 2009.

In accordance with ASC 810, the Company recognized a gain of $281.4 million upon the deconsolidation of DBSD. This gain was determined based upon the fair value of the Company’s anticipated retained investment in DBSD as of May 15, 2009 ($23.7 million) as described below, less the carrying value of DBSD’s net assets as of May 15, 2009 (net deficit of $257.7 million). During the period from May 15, 2009 to December 31, 2009, the Company reduced its gain on deconsolidation of DBSD by $474,000 as a result of reimbursements due from ICO Global to DBSD for its respective share of expense arising from stock awards that ultimately failed to vest.

        The Company determined the estimated fair value of DBSD using several valuation methods, including a market comparable analysis, a spectrum transaction analysis and a discounted cash flow model. The valuation methodologies utilized were based on both observable and unobservable inputs within the hierarchy established in ASC 820, and included certain publicly available financial and other information regarding DBSD and similar companies in the MSS industry as well as DBSD’s projected future cash flows. The market comparable analysis and spectrum analysis were based largely on Level 2 observable inputs, whereas the discounted cash flow analysis relied primarily on Level 3 unobservable inputs. The market comparable analysis was based on enterprise values of publicly traded companies that have assets, operating, and financial characteristics similar to DBSD. This analysis evaluated publicly traded companies in the MSS industry and compared them to DBSD based upon industry benchmarks. The spectrum transaction analysis was based upon the value of relevant spectrum auctions and transactions and evaluated the range of transaction prices/MHz POP paid in recent spectrum auctions and transactions. The discounted cash flow analysis approach discounts the expected future cash flows by a discount rate determined by calculating the average cost of debt and equity for publicly traded companies that are similar to DBSD. For purposes of the discounted cash flow analysis, the Company utilized DBSD’s expected future cash flows for its ICO Mobile Interactive Media (“ICO mim™”) business plan. The Company also utilized certain assumptions that market participants would use in pricing this asset, including assumptions about risk. The Company then evaluated each of these approaches, selected the results of the market comparable approach and applied a lack of marketability discount to reflect the illiquidity of the equity position relative to the public market comparables from which the value was estimated. Reliance on the market comparable approach was largely based on significant similarities between DBSD and comparable companies that offer or intend to offer MSS/ATC Systems. Each of the companies are in the development stage, operate under similar business plans and face capital market challenges due to ongoing funding requirements in an extremely capital intensive business.

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

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

As of September 30, 2010 and December 31, 2009, the fair value of the Company’s cost method investment in DBSD was approximately $28.0 million and $33.0 million, respectively. The fair value of the Company’s investment in DBSD at September 30, 2010 and December 31, 2009 was determined using assumptions consistent with the analysis used to determine the fair value as of May 15, 2009, except that the Company’s assumed ownership interest in DBSD was reduced from approximately 5% on May 15, 2009 to approximately 4% as of March 31, 2010, due to the dilutive effect of shares issuable to general unsecured creditors and exit financing lenders pursuant to the Plan of Reorganization. As discussed in Note 1, if the Court of Appeals issues a decision in favor of Sprint, the Company could lose its ownership interest in the reorganized DBSD, and the value of the Company’s ownership interest in the reorganized DBSD may be reduced to zero.

The Company evaluated its investment in DBSD for any impairment indicators that would have a significant adverse effect on the fair value of its ownership interest in DBSD, including the appeals pending before the Court of Appeals, and the court order deferring the consummation of the Plan of Reorganization. Based on its analysis, management concluded that there was no impairment of the Company’s investment in DBSD as of September 30, 2010. The Company will continue to evaluate its cost method investment in DBSD for impairment on a quarterly basis.

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

Over the past several years, the Company has suspended further construction on its MEO satellite system which has increased the likelihood that many of these gateway sites will not be utilized. As a result, nine of the ten Gateway Operators have terminated their Gateway Operating Agreements with the Company and discontinued providing the requisite level of services as of September 30, 2010. Certain of the terminated agreements were settled in exchange for a nominal level of consideration, including cash and the transfer of certain gateway assets. Certain of the terminated agreements have not been settled.

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

The following table sets forth a summary of the transactions with the Company’s various Gateway Operators (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Total gateway liability, beginning of period	$60,085	$54,412	$58,465	$49,966
Expense recognized under Gateway Operating Agreements	230	370	914	1,446
Interest expense related to Gateway Infrastructure Agreements	1,117	959	3,236	2,675
Payments made to Gateway Operators	(50)	(406)	(431)	(899)
Effect of changes in foreign currency exchange rates	2,526	1,314	1,724	3,461

Total gateway liability, end of period	$63,908	$56,649	$63,908	$56,649

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

The following table summarizes the Company’s total gateway liability with its Gateway Operators and is included in the following line items on the condensed consolidated balance sheets (in thousands):

	September 30, 2010	December 31, 2009
Accrued expenses	$17,902	$17,423
Accrued interest	27,066	22,657
Capital lease obligations	18,940	18,385

Total gateway liability	$63,908	$58,465

6. Commitments and Contingencies

Satellite System Operating Commitments—The Company has an agreement with Intelsat, Ltd. (“Intelsat”) to provide satellite operational services to support the telemetry, tracking and control (“TT&C”) system of F2. Under this agreement, the Company is obligated to pay Intelsat a recurring, monthly fee associated with TT&C and other satellite support services. In addition to this agreement, the Company has commitments for operational services related to its MEO satellite system. As of September 30, 2010, the Company had satellite system operating commitments of approximately $1.8 million related to its MEO satellite system, of which $1.4 million is payable in 2010 and $360,000 is payable in 2011.

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

The Company leases office space, a storage facility for its incomplete and unlaunched MEO satellites and certain support equipment under noncancellable rental agreements accounted for as operating leases. In addition, DBSD has lease commitments for terrestrial network sites, which were included in the Company’s operating results up until deconsolidation of DBSD on May 15, 2009. Total rental expense under operating leases for the three and nine months ended September 30, 2010 and 2009, was approximately $155,000 and $507,000 and $363,000 and $1.1 million, respectively, and is included in general and administrative expenses on the Company’s condensed consolidated statements of operations. Rental expense under operating leases for the three and nine months ended September 30, 2010 is reflected net of related party expenses allocated between the Company and DBSD under a shared services arrangement.

Litigation—In the summer of 2004, the Company offered to arbitrate claims against Boeing Satellite Systems International, Inc. (“BSSI”) that arose from BSSI’s agreement to develop, construct and launch the Company’s MEO satellites and related launch vehicles. In response, BSSI filed a lawsuit against the Company in the Superior Court of the State of California in and for the County of Los Angeles where the parties’ claims were consolidated and litigated (“BSSI Litigation”). Following discovery in the BSSI Litigation, the Company added claims against BSSI’s parent company, The Boeing Company (“Boeing”). In October 2008, the jury rejected all of BSSI’s claims against the Company and determined that BSSI and Boeing were liable to the Company for breach of contract, fraud, negligent misrepresentation and tortious interference with the MEO contract. In February 2009, the court entered judgment in favor of the Company for approximately $603.2 million, consisting of $370.6 million of compensatory damages against BSSI and Boeing for breach of contract, fraud, negligent misrepresentation and tortious interference with contract; $29.6 million against BSSI for punitive damages; $177.0 million against Boeing for punitive damages; and $26.0 million in pre-judgment interest. Beginning January 2, 2009, post-judgment interest began to accrue on the $603.2 million judgment amount at the rate of 10% per annum (simple interest).

On March 6, 2009, BSSI and Boeing appealed the trial court judgment to the California Court of Appeals. In order to stay enforcement of the judgment, Boeing posted a bond in the approximate amount of $904.0 million. In response, the Company cross-appealed the trial court’s decision to overturn the jury’s award of additional compensatory and punitive damages on the Company’s satellite pricing fraud claim against BSSI. Boeing filed its opening brief in the appellate proceedings on October 27, 2009. The Company filed its response brief and opening cross-appeal brief on March 22, 2010. BSSI and Boeing filed their reply to the Company’s brief and their response to the Company’s cross-appeal on August 10, 2010. The Company then filed its reply brief on the cross-appeal on October 29, 2010. Oral argument is anticipated to be scheduled in the second quarter of 2011, with a decision expected to be issued by the appellate court within 90 days thereafter.

        Through September 30, 2010, the Company has incurred costs of approximately $20.5 million to prosecute and defend the BSSI Litigation, and will incur additional consulting and legal fees to complete the appeal process. If and when the trial court judgment is affirmed and non-appealable, the Company will be obligated to pay its trial lawyers an additional fee equal to 3% of any recovery up to $250.0 million, and 5% of any recovery in excess of $250.0 million, less certain costs and fees advanced to them by the Company during the course of the BSSI Litigation.

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

For the three and nine months ended September 30, 2010 and 2009, the Company recognized non-cash stock-based compensation expense of $196,000 and $1.3 million and $459,000 and $4.1 million, respectively. Stock-based compensation expense is included in general and administrative expenses on the Company’s condensed consolidated statements of operations.

Stock Options—The Company has granted stock options to employees, directors and consultants in connection with their service to the Company and DBSD. For the three and nine months ended September 30, 2010 and 2009, the Company recognized non-cash stock-based compensation expense of $90,000 and $1.0 million and $435,000 and $3.9 million, respectively, related to its stock options.

The weighted average fair value of stock options granted during the nine months ended September 30, 2010 and 2009 was estimated using the Black-Scholes Model with the following assumptions:

	Nine months ended September 30,
	2010	2009
Weighted average expected volatility	121%	122%
Weighted average risk-free interest rate	3.1%	3.3%
Expected dividend yield	0%	0%
Weighted average expected term in years	6.3	9.3
Weighted average estimated fair value per option granted	$1.05	$0.82

The expected volatility is based upon the Company’s historical stock price volatility, which the Company believes is a reasonable indicator of expected volatility. The risk-free interest rate is based upon U.S. Treasury bond interest rates appropriate for the term of the Company’s employee stock options. The expected dividend yield is based on the Company’s history and expectation of dividend payments. The expected term has been estimated using the simplified method as described in ASC 718 which permit entities, under certain circumstances, to continue to use the simplified method in developing estimates of the expected term of “plain-vanilla” share options beyond December 31, 2007. The Company has not had sufficient stock option exercises to provide a reasonable basis upon which to estimate the expected term of its stock options.

        In February 2010, the Company granted Benjamin G. Wolff, its Chairman, Chief Executive Officer and President, options to purchase 2,000,000 shares of its Class A common stock in connection with Mr. Wolff’s appointment as the Company’s Chief Executive Officer.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

The Company’s stock option activity for the nine months ended September 30, 2010 is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding—December 31, 2009	13,977,448	$4.18
Granted	2,130,000	$1.19
Exercised	(25,000)	$1.08
Forfeited	(1,808,375)	$4.02

Outstanding—September 30, 2010	14,274,073	$3.76

Exercisable—September 30, 2010	9,902,635	$4.56

Vested and expected to vest—September 30, 2010	13,406,743	$4.27

Restricted Stock Awards—The Company has granted restricted stock awards to employees and consultants in connection with their service to the Company and DBSD. For the three and nine months ended September 30, 2010 and 2009, the Company recognized non-cash stock-based compensation expense of $106,000 and $278,000 and $24,000 and $259,000, respectively, related to its restricted stock awards.

In October 2007, the Company granted 580,000 shares of restricted Class A common stock to certain employees and consultants. The restricted stock awards contain performance and service conditions to encourage the attainment of key performance targets and retention of employees and consultants. Individual employees and consultants have different amounts of restricted stock awards allocated to the various performance conditions dependent on their responsibilities. The portion of restricted stock awards allocated to a particular performance condition vest 50% when that condition is achieved. After the performance condition is achieved, 25% of shares allocated to that condition vest one year after the performance condition is achieved and the remaining 25% of shares allocated to that condition vest two years after the performance condition is achieved. The total compensation cost associated with these restricted stock awards is being charged to expense over the requisite service periods. As of September 30, 2010, restricted stock awards equal to 459,146 shares have vested upon satisfaction of the respective performance and service conditions.

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

The Company’s restricted stock award activity for the nine months ended September 30, 2010 is summarized as follows:

	Number of restricted stock awards	Weighted average fair value
Unvested—December 31, 2009	147,753	$4.46
Granted	2,000,000	$1.16
Vested	(54,596)	$4.46
Forfeited	(35,473)	$4.46

Unvested—September 30, 2010	2,057,684	$1.25

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

The Rights Offering closed on March 9, 2010 and the Company received gross proceeds of approximately $30 million. The proceeds from the Rights Offering are currently expected to be utilized to fund the Company’s working capital needs for at least the next twelve months. The Company may also use a portion of the proceeds to acquire or invest in other businesses, products or technologies, which may or may not be related to the Company’s historical business activities, as well as for capital expenditures. Pending these uses, the Company expects to hold the amounts in cash or invest the proceeds in short-term, investment-grade securities.

Tax Benefits Preservation Plan—In connection with the adoption of the Tax Benefits Preservation Plan (“Tax Benefits Plan”) as discussed in Note 8, the Board of Directors authorized and declared a dividend of one Class A Right for each outstanding share of its Class A common stock and one Class B Right for each outstanding share of its Class B common stock outstanding at the close of business on February 8, 2010, the record date (collectively referred to herein as “Rights”). Upon the occurrence of certain events, each Class A Right entitles the registered holder to purchase from the Company one one-thousandth of a share (“Unit”) of its Series A Junior Participating Preferred Stock, par value $0.01 per share (“Series A Preferred”) and each Class B Right entitles the registered holder to purchase from the Company one Unit of its Series B Junior Participating Preferred Stock, par value $0.01 per share (“Series B Preferred”) in each case at a purchase price of $12.40 per Unit, subject to adjustment. The Rights will not be exercisable until the earlier of (i) ten business days after a public announcement that a person or group (an “Acquiring Person”) has acquired beneficial ownership of 4.9% or more of the Company’s then-outstanding securities without the approval of the Board of Directors (or such earlier date as the Board of Directors determines that a person or group has become an Acquiring Person) and (ii) ten business days after the commencement of a tender or exchange offer by a person or group for 4.9% of the Company’s securities (or such later date as determined by the Board of Directors). The Rights will expire on the earliest of: (i) January 29, 2020, (ii) the time at which the Rights are redeemed or exchanged pursuant to the Tax Benefits Plan, or (iii) the repeal of Section 382 or any successor statute if the Board of Directors determines that the Tax Benefits Plan is no longer necessary for the preservation of certain tax benefits, including net operating loss carry forwards (“NOLs”). After any person becomes an Acquiring Person, subject to terms and conditions of the Tax Benefits Plan, each holder of a Right, other than Rights beneficially owned by the Acquiring Person, will have the right to receive upon exercise of a Right and payment of the purchase price, that number of Units of Series A Preferred or shares of Class A common stock or Units of Series B Preferred or shares of Class B common stock, or cash, property, or other securities of the Company, subject to discretion by the Board of Directors, having a market value of two times the purchase price.

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

Income tax expense for the three months ended September 30, 2010 is primarily comprised of interest and penalties related to uncertain tax positions. Income tax benefit for the nine months ended September 30, 2010 is primarily due to expiration of the statute of limitations associated with previously recorded uncertain tax positions, including interest and penalties.

        For U.S. federal tax purposes, the Company and DBSD will continue to be treated as an affiliated group of companies subject to consolidation until the Plan of Reorganization has been consummated. Under the proposed Plan of Reorganization, the Company would recognize taxable income upon the cancellation of debt. However, there are exceptions in bankruptcy to exclude the cancellation of debt from income. This will result in a reduction of DBSD’s tax attributes, but no change in the net deferred tax balances due to the valuation allowance.

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

DBSD—As of September 30, 2010 and December 31, 2009, the Company had net payables to affiliates of $1.3 million related to transactions arising with DBSD, including allocated employment-related costs and occupancy-related costs, and reimbursement of payments made to the Company by DBSD for their respective share of stock awards that ultimately failed to vest.

Eagle River Satellite Holdings, LLC (“ERSH”), Eagle River Investments, Eagle River, Inc. and Eagle River Partners, LLC (“ERP”)—ERSH, Eagle River Investments, Eagle River, Inc. and ERP (collectively, “Eagle River”) is the Company’s controlling stockholder with an economic interest of approximately 33.6% and a voting interest of approximately 65.8% as of September 30, 2010.

The Company has an agreement with Eagle River, Inc. to provide advisory services to the Company. This agreement provides for the payment to Eagle River, Inc. of an annual fee of $500,000 and to reimburse Eagle River, Inc. for reasonable out-of-pocket expenses. The annual fee is payable in quarterly installments in stock or cash, at the Company’s option. During the three and nine months ended September 30, 2010, the Company issued 86,206 shares and 280,166 shares, respectively, to Eagle River, Inc. as compensation for advisory services. As of September 30, 2010, the Company has elected to make all payments in Class A common stock and has issued 1,747,014 shares as consideration. As of September 30, 2010 and December 31, 2009, the Company owed Eagle River, Inc. approximately $62,000 and $42,000, respectively, pursuant to the advisory services agreement, which was included in accrued expenses on the Company’s condensed consolidated balance sheets.

The Company entered into a loan agreement with Eagle River Investments in 2002, which was subsequently transferred to ERSH. In connection with this loan agreement, the Company issued warrants to ERSH to purchase an aggregate of three million shares of its Class A common stock at a weighted average exercise price of $0.01 per share. These warrants remain outstanding at September 30, 2010 and are exercisable through December 12, 2012.

In March 2010, Eagle River purchased an additional 18,336,985 shares of the Company’s Class A common stock under the Rights Offering discussed in Note 7.

Benjamin G. Wolff, the Company’s Chairman, Chief Executive Officer and President, is the President of ERSH, Eagle River Investments, Eagle River, Inc. and ERP, and is compensated by both the Company and Eagle River.

Clearwire Corporation—Eagle River Holdings, LLC (which, like ERSH, is ultimately beneficially owned by Craig McCaw) is a significant stockholder of Clearwire Corporation (“Clearwire”). The Company had a month-to-month agreement with Clearwire to provide office space for certain of its regulatory personnel in Washington, DC which was terminated effective March 31, 2010. Total payments made to Clearwire under this agreement for the three and nine months ended September 30, 2010 and 2009 were $0 and $10,000 and $20,000 and $45,000, respectively. DBSD also reimburses Clearwire for utility usage at certain of Clearwire’s terrestrial

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

towers and office space that supports its demonstration trials. Payments pursuant to these leases have been included in the Company’s operating results up until deconsolidation of DBSD on May 15, 2009. Total payments made to Clearwire under this agreement for the three and nine months ended September 30, 2009 were $0 and $9,000, respectively. Mr. Wolff is the co-founder and served as co-chairman of Clearwire until February 2010. Mr. Wolff also previously served as the Chief Executive Officer of Clearwire until March 2009.

Davis Wright Tremaine—Mr. Wolff is the spouse of a partner at the law firm Davis Wright Tremaine LLP (“DWT”), which provides the Company with ongoing legal services. Total payments made to DWT for the three and nine months ended September 30, 2010 and 2009 were $8,000 and $10,000 and $1,000 and $359,000, respectively.

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

Through the U.K. Office of Communications (“Ofcom”) as our administrative body to the International Telecommunication Union (“ITU”), we have ITU coordination priority on 25-60 MHz of 2 GHz spectrum on which to operate a MEO satellite system globally (“ICO-P”) outside of the United States and Canada (with the exception of one Middle Eastern country) in compliance with regulations promulgated by the U.K. and the ITU. However, Ofcom has stated its intent to write to the ITU to “instruct that the ICO-P assignments currently recorded in the ITU Master Register be cancelled.” We filed for a judicial review against Ofcom in the U.K. to preclude Ofcom from sending such a letter to the ITU, but the court denied our request, as well as our subsequent request for reconsideration. We have one additional avenue for appeal which we currently plan to pursue. If we are unsuccessful in our final appeal, then Ofcom will be free to send its instruction letter to the ITU. If the letter is sent, we believe that the ITU will not be compelled to comply with Ofcom’s request, but the letter may increase the likelihood that the ITU will initiate proceedings to cancel the ICO-P assignments.

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

We have been engaged in litigation with Boeing and BSSI since 2004. In October 2008, after a three-month trial, the jury returned a verdict for us, finding that BSSI had breached its contract with our subsidiary, ICO Global Communications (Operations) Limited, and engaged in fraud, and that BSSI’s parent, Boeing, had tortiously interfered with the BSSI contract. The jury further found that BSSI and Boeing acted with malice, oppression or fraud. In February 2009, the court rejected substantially all of BSSI’s post-trial motions and entered judgment in our favor for approximately $603.2 million, consisting of $370.6 million of compensatory damages against BSSI and Boeing for breach of contract, fraud, negligent misrepresentation and tortious interference with contract; $29.6 million against BSSI for punitive damages; $177.0 million against Boeing for punitive damages; and $26.0 million in pre-judgment interest. Beginning January 2, 2009, post-judgment interest began to accrue on the full judgment amount at the rate of 10% per annum (simple interest). Boeing appealed the judgment to the California Court of Appeals and posted the required $904.0 million appeal bond to stay enforcement of the judgment pending appeal. We cannot predict the outcome of the appeal process.

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

On March 9, 2010, we completed a Rights Offering under which a total of approximately 42.9 million shares were subscribed for by stockholders. We received gross proceeds of approximately $30 million from the Rights Offering, which are currently expected to be utilized to fund our working capital needs for at least the next twelve months. We may also use a portion of the proceeds to acquire or invest in other businesses, products or technologies, which may or may not be related to our historical business activities, as well as for capital expenditures.

On May 15, 2009, our subsidiary DBSD filed its Chapter 11 Case. As a result, DBSD has been deconsolidated from our financial operating results as of May 15, 2009. Under DBSD’s current Plan of Reorganization, we will receive shares of common stock of DBSD representing approximately 4% of its outstanding equity. We will also receive warrants to purchase at $0.01 per share up to an additional 10% of the equity of DBSD, which may be exercisable upon certain future valuation events. The Bankruptcy Court has confirmed the Plan of Reorganization, and the FCC has approved the resulting license transfer to the reorganized DBSD, but the Plan of Reorganization has not yet been consummated because on October 5, 2010, the U.S. Court of Appeals for the Second Circuit entered an order that prevents DBSD from emerging from the Chapter 11 Case until the Court issues its decisions on appeals filed by DISH and Sprint. In its appeal, DISH, as the holder of senior secured liens against DBSD, asserts that the Bankruptcy Court should not have approved the Plan of Reorganization over DISH’s objection. In its appeal, Sprint asserts that the proposed transfer of DBSD stock from the Noteholders to ICO Global violates the Bankruptcy Code’s “absolute priority rule.” We cannot predict the outcome or timing of the Court of Appeals decisions for the DISH and Sprint appeals.

In a separate action, Sprint lobbied the FCC to impose upon ICO Global the obligation to reimburse Sprint for approximately $120 million of alleged Spectrum Clearing Costs. On September 29, 2010, the FCC issued its BAS Relocation Ruling which described circumstances under which affiliated entities may be liable for Spectrum Clearing Costs, but the FCC expressly declined to impose liability on ICO Global. Nonetheless, we filed an appeal to the BAS Relocation Ruling on October 12, 2010.

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

Results of Operations

The following table is provided to facilitate the discussion of our results of operations for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010(1)	2009(1)
General and administrative expenses	$3,649	$4,375	$12,235	$34,046
Research and development expenses	—	—	—	1,639
Interest income	(6)	(1)	(11)	(543)
Interest expense	1,130	971	3,274	35,758
(Gain) loss on deconsolidation of DBSD	—	474	—	(280,971)
Other expense	1,093	791	582	7,184
Income tax (benefit) expense	372	245	(1,394)	766

(1)	DBSD was deconsolidated from our financial operating results effective May 15, 2009. Accordingly, our operating results for the nine months ended September 30, 2010 do not include any DBSD operating activity and our results of operations for the nine months ended September 30, 2009 include only 4.5 months of DBSD operating activity.

General and Administrative Expenses. General and administrative expenses are primarily comprised of personnel costs, stock-based compensation, third-party legal and professional fees, satellite storage, satellite system operating expenses and general office related costs.

General and administrative expenses decreased $726,000 for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. This decrease is primarily due to a $401,000 reduction in legal and other professional fees as well as a $263,000 reduction in non-cash stock-based compensation expense due to a smaller fluctuation in the market value of stock awards.

General and administrative expenses decreased $21.8 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Approximately $20.9 million of this decrease was a result of the deconsolidation of DBSD effective May 15, 2009. The remaining net decrease of $0.9 million is primarily due to a $1.3 million reduction in non-cash stock-based compensation expense, reflecting the revaluation of the majority of our stock awards as a result of the deconsolidation of DBSD, and a $522,000 reduction in gateway operating expenses. The decrease is partially offset by an increase in legal and other professional fees and higher employment-related expenses.

Research and Development Expenses. Research and development expenses primarily consist of third-party engineering, consulting and development costs associated with technology being considered for use in the DBSD MSS/ATC System and ICO mim service and were incurred by DBSD prior to deconsolidation on May 15, 2009.

Research and development expenses decreased $1.6 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. This decrease is primarily due to a reduction in design and development activities related to the DBSD MSS/ATC System and ICO mim service as a result of the deconsolidation of DBSD effective May 15, 2009.

Interest Income. Interest income for the three and nine months ended September 30, 2010 was nominal and reflects interest income earned on investment of proceeds from the Rights Offering. Interest income for the nine months ended September 30, 2009 is primarily attributable to interest earned on the remaining investment of proceeds from the $650 million aggregate principal amount of convertible notes due in August 2009 (“DBSD 2009 Notes”), the DBSD $40 million working capital facility due in May 2009 (“DBSD 2009 Credit Facility”) and the series of securities purchase agreements entered into during June 2008.

Interest income decreased $532,000 for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. This decrease is primarily due to a reduction in our cash, cash equivalents, and investment balances subsequent to the deconsolidation of DBSD. DBSD has been excluded from our operating results effective May 15, 2009.

Interest Expense. Interest expense for the three and nine months ended September 30, 2010 and the three months ended September 30, 2009 consists primarily of interest costs resulting from capital lease obligations associated with certain of our MEO gateway sites. Interest expense for the nine months ended September 30, 2009 is primarily comprised of interest incurred and the amortization of debt issuance costs related to the DBSD 2009 Notes and DBSD 2009 Credit Facility, amortization of the debt discount associated with the DBSD 2009 Notes and interest costs resulting from capital lease obligations associated with certain of our MEO gateway sites.

Interest expense increased $159,000 for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. This increase is primarily due to higher interest costs arising from capital lease obligations associated with certain of our MEO gateway sites.

Interest expense decreased $32.5 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. This decrease is primarily the result of the deconsolidation of DBSD. DBSD has been excluded from our operating results effective May 15, 2009.

(Gain) Loss on Deconsolidation of DBSD. We recognized a gain of $281.4 million on May 15, 2009 upon the deconsolidation of DBSD as a result of its bankruptcy filing. During the three months ended September 30, 2009, we reduced our gain on deconsolidation of DBSD by $474,000 as a result of reimbursements due to DBSD for their respective share of stock awards that ultimately failed to vest.

Other Expense. Other expense for the three months ended September 30, 2010 is comprised primarily of $640,000 of losses resulting from foreign currency transactions and $453,000 of costs associated with reimbursements due to DBSD for their respective share of stock awards that ultimately failed to vest. Other expense for the nine months ended September 30, 2010 is comprised primarily of $971,000 of costs associated with reimbursements due to DBSD for their respective share of stock awards that ultimately failed to vest, partially offset by $330,000 of gains resulting from foreign currency transactions. Other expense for the three months ended September 30, 2009 is comprised primarily of $777,000 of losses resulting from foreign currency transactions. Other expense for the nine months ended September 30, 2009 is comprised primarily of net realized and unrealized losses of $4.2 million associated with ARS investments held by DBSD as well as losses on foreign currency transactions of $2.9 million.

Income Tax (Benefit) Expense. Income tax expense for the three months ended September 30, 2010 and the three and nine months ended September 30, 2009 is primarily comprised of interest and penalties related to uncertain tax positions. Income tax benefit for the nine months ended September 30, 2010 is primarily due to expiration of the statute of limitations associated with previously recorded uncertain tax positions, including interest and penalties.

We are still in the development stage and continue to incur losses. The tax benefit for these losses will not be recognized until realization is more likely than not.

Liquidity and Capital Resources

Overview. Our primary expected cash needs for the next twelve months are for the ongoing operating costs associated with our MEO satellite system, professional fees associated with various legal and regulatory proceedings, and other general corporate purposes.

On March 9, 2010, we completed our Rights Offering, under which rights for a total of approximately 42.9 million shares were subscribed for by rights holders. We received gross proceeds of approximately $30 million from the Rights Offering, which are currently expected to be utilized to fund our working capital needs for at least the next twelve months. We may also use a portion of the proceeds to acquire or invest in other businesses, products or technologies, which may or may not be related to our historical business activities, as well as for capital expenditures.

As of September 30, 2010, we had a working capital deficit (current liabilities exceeded current assets) of approximately $43.8 million. This deficit is primarily due to our MEO gateway obligations of $63.9 million, which are classified as current liabilities due to their contractual commitments. We do not anticipate these gateway obligations to require significant cash payments during the next twelve months; however, the holders of these obligations could pursue collection actions against one or more of our consolidated subsidiaries.

Cash Flows. The following table is provided to facilitate the discussion of our liquidity and capital resources for the nine months ended September 30, 2010 and 2009 (in thousands):

	Nine months ended September 30,
	2010	2009(1)
Net cash provided by (used in):
Operating activities	$(10,193)	$(23,591)
Investing activities	(861)	4,584
Financing activities	29,189	(103)
Effect of foreign exchange rate changes on cash	156	(1,769)

Net increase (decrease) in cash and cash equivalents	18,291	(20,879)
Cash and cash equivalents—beginning of period	4,983	29,261

Cash and cash equivalents—end of period	$23,274	$8,382

(1)	Cash flow amounts for the nine months ended September 30, 2009 includes the effects of the restatement discussed in Note 3 to our condensed consolidated financial statements, “Cash Flow Statement Restatement.”

Cash and cash equivalents were $23.3 million at September 30, 2010 compared to $5.0 million at December 31, 2009. This increase primarily reflects the remaining proceeds from our Rights Offering, partially offset by the incurrence of ongoing operating costs associated with our MEO satellite system, legal fees and other general corporate expenditures in 2010.

For the nine months ended September 30, 2010, cash used in operating activities consisted primarily of our net loss of $14.7 million adjusted for various non-cash items including: (i) a $3.3 million net increase in accrued interest payable resulting from various Gateway obligations; (ii) stock-based compensation expense of $1.3 million; (iii) $1.0 million in net expenses associated with reimbursements due to DBSD for their respective share of stock awards that ultimately failed to vest; and (iv) a $900,000 net reduction in accounts payable reflecting payment of amounts previously accrued at December 31, 2009. For the nine months ended September 30, 2009, cash used in operating activities consisted primarily of our net income of $202.1 million adjusted for various non-cash items including: (i) a $281.0 million gain recognized upon deconsolidation of DBSD; (ii) $30.0 million of interest expense on the DBSD 2009 Notes paid in the form of additional notes; (iii) $7.4 million of amortization of debt issuance costs related to the DBSD 2009 Notes and DBSD 2009 Credit Facility and amortization of debt discount associated with the DBSD 2009 Notes; (iv) $4.2 million of realized and unrealized losses related to ARS held by DBSD; and (v) stock-based compensation expense of $4.1 million.

For the nine months ended September 30, 2010, cash used in investing activities consisted of $861,000 of payments made on behalf of affiliates. For the nine months ended September 30, 2009, the primary source of cash provided by investing activities was net proceeds from sales of investment securities held by DBSD of $12.5 million, partially offset by capital expenditures of $4.1 million associated with the DBSD MSS/ATC System and ICO mim service and a $3.9 million reduction in cash as a result of the deconsolidation of DBSD.

For the nine months ended September 30, 2010, cash provided by financing activities consisted primarily of $29.2 million of proceeds from the Rights Offering, net of related costs. For the nine months ended September 30, 2009, cash used in financing activities consisted primarily of $101,000 in payments of withholding taxes upon vesting of restricted stock awards.

Contractual Obligations. Our primary contractual obligations include payments and other obligations associated with our MEO satellite system. In the table below, we set forth our contractual obligations as of September 30, 2010 (in millions):

	Total	Remainder of 2010	Years ending December 31,
			2011- 2012	2013- 2014	2015 and thereafter
Satellite system operating obligations(1)	$1.8	$1.4	$0.4	$—	$—
Capital lease obligations, including interest(2)	27.8	27.8	—	—	—
Operating lease obligations	2.2	0.3	1.8	0.1	—

Total	$31.8	$29.5	$2.2	$0.1	$—

(1)	We have an agreement with Intelsat to provide satellite operational services to support F2. Under this agreement, we are obligated to pay Intelsat a recurring, monthly fee associated with TT&C and other satellite support services. In addition to this agreement, we have commitments for other operational services related to our MEO satellite and certain MEO gateway sites. As of September 30, 2010, our satellite system operating commitments were approximately $1.8 million.

(2)	Our capital lease obligations represent future minimum payments due under capital lease commitments arising from agreements associated with certain of our MEO gateway sites. The amount of our contractual obligations as of September 30, 2010 represents principal and interest payable in accordance with the terms of the contractual agreements.

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

As of September 30, 2010, we have recorded a liability related to uncertain tax positions for income taxes, interest and penalties of $12.3 million. Settlement of this liability, including timing of future payment, if any, is currently uncertain. As a result, this amount was not included in our table of contractual obligations above.

Risks and Uncertainties

Certain risks and uncertainties that could materially affect our future results of operations or liquidity are discussed under “Part II—Other Information, Item 1A. Risk Factors” in this quarterly report and in our 2009 Form 10-K. In particular, these risks and uncertainties include, but are not limited to, the following matters:

•

On May 15, 2009, DBSD filed its voluntary Chapter 11 Case. ICO Global did not file a petition for relief and is not a Debtor in the Chapter 11 Case. Under DBSD’s current Plan of Reorganization, ICO Global will receive approximately 4% of reorganized DBSD after accounting for the dilutive effect of shares to be issued to DBSD’s general unsecured creditors and reorganized DBSD’s exit financing lenders. ICO Global will also receive warrants to purchase at $0.01 per share up to an additional 10% of the common stock of reorganized DBSD, which may be exercisable upon certain future valuation events. Sprint and DISH have challenged the Plan of Reorganization by filing appeals with the Second Circuit Court of Appeals. The Court of Appeals must now affirm the Bankruptcy Court’s approval of the Plan of Reorganization in order for the Plan of Reorganization to be consummated. If the Plan of Reorganization is not consummated, ICO Global may own less equity of reorganized DBSD than contemplated by the Plan of Reorganization, or no equity at all, which would reduce the fair value of ICO Global’s investment in DBSD. If ICO Global owns less equity than is contemplated by the Plan of Reorganization, or holds no equity in reorganized DBSD at all, it could negatively affect the value of ICO Global.

•

Sprint has aggressively lobbied the FCC to impose upon ICO Global direct liability for alleged Spectrum Clearing Costs that Sprint is precluded from collecting from DBSD as a result of the Chapter 11 Case. The FCC, in its BAS Relocation Ruling that was issued on September 29, 2010, specifically declined to rule on our liability for Spectrum Clearing Costs, but in so doing described circumstances under which affiliated entities might be liable for Spectrum Clearing Costs. If Sprint pursues a claim against ICO Global to recover Spectrum Clearing Costs, we intend to vigorously defend. If Sprint prevails, the resulting economic damages could have a material adverse impact on ICO Global.

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

•

Following the deconsolidation of DBSD, our primary business operations rely on our MEO satellite assets. The fact that we have been unable to fully deploy our MEO satellite system also continues to create regulatory uncertainty. Ofcom has stated its intent to write to the ITU to “instruct that the ICO-P assignments currently recorded in the ITU Master Register be cancelled.” We have thus far been unsuccessful in our attempt to enjoin Ofcom from sending its instruction to the ITU. We have one additional avenue for appeal which we currently plan to pursue; however, we believe that our prospects for success on appeal are remote. If our final appeal is denied, Ofcom will be free to send its instruction letter to the ITU. If the ITU heeds Ofcom’s instruction, we could lose our ability to operate a MEO system based on our current ITU filing priority and MEO authorization, which in turn could have a material adverse effect on our ability to develop and operate the MEO satellite system. Even if Ofcom’s instruction to the ITU is ignored, we will need to continue to progress the build and launch of our MEO satellites in order to maintain our ICO-P authorization to operate our MEO satellite system. In addition, we must diligently participate in international coordination meetings arranged by Ofcom and coordinate with other national administrations in good faith. On June 30, 2008, the European Parliament passed Decision No. 626/2008/EC under which, on August 7, 2008, the EC made the EC Call for pan-European S-Band systems to provide MSS. On September 26, 2008, we initiated proceedings in the European General Court seeking the annulment of Decision No. 626/2008/EC of the European Parliament, contending that the decision is illegal and should be annulled. We were unsuccessful in this proceeding. In addition, ICO Satellite Limited filed an application with the EC as called for in the above mentioned EC Call, without prejudice. The EC admitted our application into the EC Call and, on May 14, 2009, the EC announced that it had not selected the application of ICO Satellite Limited. In response, on September 4, 2009, we filed an additional proceeding to challenge in the European General Court the outcome of the EU Call and the Decision No. 626/2008/EC. The European Court has not yet ruled on our filing. For all of these reasons, there remains significant uncertainty about our ability to continue development of our physical and regulatory MEO assets. The outcome of further development of a MEO business plan and the associated costs, the evolution of the regulatory environment for S-band systems globally, and the success of discussions with potential partners who could provide funding for the development of the MEO satellite system all remain uncertain at this time.

We are subject to additional risks and uncertainties discussed under “Part II—Other Information, Item 1A. Risk Factors” in this quarterly report and in our 2009 Form 10-K, that could adversely affect our costs, competitive position, financial condition and ability to realize earnings.

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

As of September 30, 2010, our cash and investment portfolio consisted of both cash and money market funds, with a fair value of approximately $23.3 million. The primary objective of our investments in money market funds is to preserve principal, while maximizing returns and minimizing risk, and our policies require, at the time of purchase, that we make these investments in short-term, high rated securities.

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

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and interim chief financial officer have evaluated our disclosure controls and procedures as of September 30, 2010 and have concluded that these disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e)) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our chief executive officer and interim chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 6 to our condensed consolidated financial statements, “Commitments and Contingencies” included in Part I, Item 1 of this quarterly report, for a discussion of the material legal proceedings to which we are a party.

Item 1A.	Risk Factors

Except as set forth in our prior quarterly filings, there have been no material changes to our risk factor disclosures included under Part I, Item 1A. of our 2009 Form 10-K.

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

Date	Title	Number of shares
September 1, 2010	Class A common stock	86,206	(1)

(1)	Issued as compensation to Eagle River, Inc., for advisory services performed from June 1, 2010 through August 31, 2010.

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

As of September 30, 2010, the remaining proceeds from the Rights Offering, after deducting fees, are reflected in cash and cash equivalents on the Company’s condensed consolidated balance sheet. Through September 30, 2010, the Company has used approximately $7 million of the net proceeds from the Rights Offering to fund ongoing operational expenses. We may also use a portion of the proceeds to acquire or invest in other businesses, products or technologies, which may or may not be related to our historical business activities, as well as for capital expenditures. Pending these uses, we expect to hold the amounts in cash or invest the remaining net proceeds in short-term, investment-grade securities.

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

ICO GLOBAL COMMUNICATIONS (HOLDINGS) LIMITED (Registrant)

Date: November 4, 2010	By:	/s/ BENJAMIN G. WOLFF
Benjamin G. Wolff
Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)