Form 10-K
period 2010-12-31
ICO Global Communications (Holdings) LTD
filed 2011-03-22
CIK 1359555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

As of June 30, 2010, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $247,684,867.

As of March 11, 2011, the registrant had 200,382,660 shares of Class A common stock and 53,660,000 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2011 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

ICO GLOBAL COMMUNICATIONS (HOLDINGS) LIMITED

2010 ANNUAL REPORT ON FORM 10-K

PART I

This Annual Report on Form 10-K (“Form 10-K”) contains certain forward-looking statements regarding future events and our future operating results that are subject to the safe harbors created under the Securities Act of 1933, as amended (“Securities Act”), and the Securities Exchange Act of 1934, as amended (“Exchange Act”). Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified under “Item 1A—Risk Factors.” Actual events or results could differ materially due to a number of factors, including those described herein and in the documents incorporated herein by reference.

Item 1.	Business.

Overview

ICO Global Communications (Holdings) Limited (“ICO Global”), along with its consolidated subsidiaries (collectively referred to as “us,” “we,” or the “Company”) was formed as a Delaware corporation in March 2000 as a development stage next-generation mobile satellite service (“MSS”) operator. Our principal executive office is located at 2300 Carillon Point, Kirkland, Washington 98033, and our telephone number is (425) 278-7100. Our website address is www.ico.com. The information contained in, or that can be accessed through, our website is not part of this Form 10-K. Prior to May 15, 2009, the Company’s consolidated subsidiaries included DBSD North America, Inc. (formerly ICO North America, Inc.), and its subsidiaries (collectively referred to as “DBSD”), which are developing a next-generation hybrid mobile satellite service with ancillary terrestrial components covering the United States and Canada that combines satellite and terrestrial communications capabilities (“MSS/ATC System”). DBSD filed voluntary petitions for bankruptcy in May 2009 and, as a result, were deconsolidated for financial accounting and reporting purposes.

In 2001, we successfully launched, and currently operate, one medium earth orbit (“MEO”) satellite (“F2”). We also own ten additional MEO satellites in various stages of completion, related ground station equipment, and the right to use certain C-band radio frequencies globally and S-band frequencies outside of North America (collectively with F2, the “MEO Assets”). By late 2004, we had invested approximately $2.6 billion, in the aggregate, into the MEO Assets, many of which have been subsequently sold or abandoned. Due to disagreements with Boeing Satellite Services, Inc. (“BSSI”), the manufacturer and launch manager of the MEO satellites, which resulted in the commencement of litigation, we have not advanced the development or deployment of the MEO Assets since 2004.

Since August 2004, we have been engaged in litigation with BSSI and its parent corporation, The Boeing Company (“Boeing”), arising out of agreements we had with BSSI for the development and launch of our MEO satellites and related launch vehicles (“MEO Contracts”). In October 2008, a jury determined that BSSI and Boeing were liable to us for breach of contract, fraud, negligent misrepresentation and tortious interference with the MEO Contracts. In February 2009, the court entered judgment in our favor for approximately $603.2 million, consisting of $370.6 million of compensatory damages against BSSI and Boeing for breach of contract, fraud, negligent misrepresentation and tortious interference with contract; $29.6 million against BSSI for punitive damages; $177.0 million against Boeing for punitive damages; and $26.0 million in pre-judgment interest. Beginning January 2, 2009, post-judgment interest began to accrue on the $603.2 million judgment amount at the rate of 10% per annum (simple interest).

On March 6, 2009, BSSI and Boeing appealed the trial court judgment to the California Court of Appeals. In order to stay enforcement of the judgment, Boeing posted a bond in the approximate amount of $904.0 million. In response, we cross-appealed the trial court’s decision to overturn the jury’s award of additional compensatory and punitive damages on our satellite pricing fraud claim against BSSI. Boeing filed its opening brief in the appellate proceedings on October 27, 2009 and we filed our response brief and opening cross-appeal brief on March 22, 2010. BSSI and Boeing filed their reply to our brief and their response to our cross-appeal on

August 10, 2010 and we then filed our reply brief on the cross-appeal on October 29, 2010. We anticipate that oral argument will be scheduled in the second or third quarter of 2011, with a decision expected from the appellate court within 90 days thereafter. We cannot predict the outcome of the appeal process.

During 2010, we explored potential opportunities to sell or otherwise divest the MEO Assets. Divestiture of the MEO Assets has been complicated by the fact that BSSI’s assistance is likely needed to finish the partially completed satellites that we have in storage, and further complicated by the ongoing attempts by various regulatory agencies to terminate certain international spectrum rights previously allocated to us. Because of these challenges, and the fact that a majority of our ongoing operating expenses, excluding legal fees, have been related to the operation and maintenance of the MEO Assets, we concluded that it is in the best interests of our shareholders to either divest or dispose of the MEO Assets.

On February 11, 2011, we entered into an agreement with Jay & Jayendra (Pty) Ltd, a South African corporation, together with certain of its affiliates (collectively, “J&J”), granting J&J an option to acquire substantially all of our remaining MEO Assets during the period from April 1, 2011 through September 1, 2011 (“J&J Option”). The J&J Option expires on or before September 1, 2011, and can be terminated by either party prior to expiration under certain circumstances. During the term of the J&J Option and any closing process if the option is exercised, J&J will reimburse ICO for ongoing operating expenses that are directly related to the MEO Assets. If J&J exercises its option, its acquisition and operation of the MEO Assets will be conditioned upon certain regulatory approvals and cooperation from various governmental agencies and third parties. Assuming such approvals and cooperation are achieved, J&J will pay ICO a nominal amount of cash and warrants to acquire a 5% equity interest in the entity that owns and operates the MEO Assets going forward.

In addition to granting the J&J Option, we recently entered into an agreement with DISH Network Corporation (“DISH Network”) that provides DISH Network with a contingent option to acquire the MEO Assets if J&J does not exercise the J&J Option (the “DISH Option”). The DISH Option is part of a comprehensive Implementation Agreement, dated March 15, 2011 (the “Implementation Agreement”), under which DISH Network has agreed to pay us $325 million for our support of DISH Network’s plan of reorganization for DBSD, certain spectrum priority rights, any distributions to us from DBSD, and the DISH Option, all as more thoroughly described below under “Recent Developments.” If neither J&J nor DISH Network exercise their options to purchase the MEO Assets, we will likely decommission F2 and begin the process of disposing of our other remaining MEO Assets.

With the proceeds from the Implementation Agreement and future proceeds, if any, from our judgment against Boeing and BSSI, we intend to explore opportunities to capitalize on the value of our actual and potential net operating loss carry forwards (“NOLs”). Our exploration is likely to result in the acquisition or investment in assets or businesses that are unrelated to our historical assets or business.

In this Form 10-K, we use the terms “ICO,” “we,” “our” and “us” to refer to ICO Global Communications (Holdings) Limited and its consolidated subsidiaries and, where the context indicates, its predecessor corporation. Because we deconsolidated DBSD from our financial operating results as of May 15, 2009, we do not include DBSD in these terms for the period from May 15, 2009 forward. For various historical, operational and regulatory reasons, we have many subsidiaries through which we hold our assets and conduct our operations. We have included a chart with a summary of our organizational structure which appears in “Item 1—Business” within this Form 10-K.

Recent Developments

Bankruptcy of DBSD North America, Inc.

On May 15, 2009, DBSD filed for bankruptcy protection under Chapter 11 of Title 11 of the United States Bankruptcy Code (“Chapter 11 Case”) in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”). The Bankruptcy Court confirmed DBSD’s plan of reorganization on October 26, 2009, as reflected in the Bankruptcy Court order entered on November 23, 2009, and thereafter affirmed by the

Federal District Court for the Southern District of New York (“District Court”) on March 24, 2010. However, on December 6, 2010, in response to further appeals of DBSD’s confirmed plan of reorganization by DISH Network and Sprint Nextel Corporation (“Sprint”), the U.S. Court of Appeals for the Second Circuit (“Court of Appeals”) rejected the DISH Network appeal, but granted Sprint’s appeal based on its determination that the confirmed plan of reorganization violates the Bankruptcy Code’s “absolute priority rule.” Subject to certain exceptions, the absolute priority rule requires payment in full to a senior class of creditors before any payments can be made to junior creditors or equity holders. As a result of the ruling from the Court of Appeals, the plan of reorganization cannot be consummated in its current form. The Court of Appeals remanded the Chapter 11 Case to the District Court with instructions to remand to the Bankruptcy Court for further proceedings.

DBSD responded to the Court of Appeals’ rejection of DBSD’s confirmed plan of reorganization by filing in January 2011, with the Bankruptcy Court, a modified plan of reorganization that eliminated ICO’s equity interest in the reorganized DBSD. However, in February 2011, DBSD subsequently negotiated an Amended and Restated Investment Agreement with DISH Network (“Investment Agreement”), pursuant to which DISH Network has conditionally agreed to invest more than $1 billion into the reorganized DBSD in exchange for 100% of the stock of the reorganized DBSD. Prior to the signing of the Investment Agreement, other parties expressed interest in acquiring DBSD, leading to a robust auction process that culminated in DISH Network increasing its offer to approximately $1.4 billion, which includes the $325 million that DISH Network has agreed to pay to us under the Implementation Agreement. DISH Network’s enhanced offer is memorialized in a March 15, 2011 amendment to the Investment Agreement which, together with the original Investment Agreement, is referred to in this document as the “Amended Investment Agreement.”

The Amended Investment Agreement describes the manner by which DISH Network will promptly offer to purchase all of DBSD’s outstanding debt and creditor claims for the full amount of allowed claims, plus interest, including certain claims against DBSD for broadcast auxiliary service (“BAS”) spectrum clearing reimbursement (the “BAS Claim”) as well as ICO’s creditor claims against DBSD, with the amount of any disputed claims determined by the Bankruptcy Court (the “Tender Offer”). The Amended Investment Agreement also describes the replacement debtor-in-possession credit facility for DBSD that is expected to provide DBSD with sufficient capital to continue operating until emergence from bankruptcy. The Bankruptcy Court’s approval of the Amended Investment Agreement triggered obligations under the Implementation Agreement, and under the accompanying Restructuring Support Agreement that we also signed with DISH Network on March 15, 2011 (the “Restructuring Support Agreement”).

Pursuant to the terms of the Implementation Agreement, we agreed to (i) sell to DISH Network our priority spectrum rights vis-à-vis DBSD’s G1 satellite, (ii) provide DISH Network with a contingent call right on our equity interest in DBSD, exercisable in certain circumstances, subject to certain conditions, including regulatory approvals; (iii) pay over to DISH Network any distributions from DBSD or other benefits received by us in connection with a reorganization of DBSD; and (iv) grant DISH Network the DISH Option. In exchange for these rights and for rights provided to DISH Network in the Restructuring Support Agreement, DISH Network will pay us an aggregate of approximately $324,536,000, (i) $35,000,000 of which is payable within five calendar days after the Bankruptcy Court’s approval of the Investment Agreement (the “Implementation Date”), (ii) $279,536,000 of which is payable on the “Purchase Date,” which is the date upon which DISH Network, via the Tender Offer, purchases greater than 50% of the 7.5% Convertible Senior Secured Notes due 2009 issued by DBSD, and (iii) $10,000,000 of which is payable upon DBSD’s emergence from its pending Chapter 11 bankruptcy proceeding. If the Purchase Date does not occur within forty calendar days after the Implementation Date, we may accelerate all remaining amounts due from DISH Network, other than the $10,000,000 deferred payment, upon three business days’ notice. In addition to these payments, DISH Network also agreed to indemnify us from all claims against and expenses incurred by us in connection with the BAS Claim (the “BAS Indemnity”). DISH Network’s payment obligations under the Implementation Agreement and the BAS Indemnity are not subject to any further court action, approvals or DBSD’s emergence from bankruptcy. On March 21, 2011, we received $35 million from DISH Network pursuant to the terms of the Implementation Agreement.

The Restructuring Support Agreement requires us to support the plan of reorganization that has been proposed by DISH Network (the “Plan”) and to take certain actions to facilitate the consummation of the Plan, including opposing any alternative transaction. Our facilitation commitments in the Restructuring Support Agreement are supplemented by certain related obligations in the Implementation Agreement, including the obligation to execute with DISH Network and DBSD a tax matters agreement, a license and spectrum coordination agreement and a transition services agreement. The tax matters agreement defines various tax-related obligations and commitments of the parties. The license and spectrum coordination agreement, among other things, obligates us or our successor to keep its MEO satellite system from interfering with DBSD’s geosynchronous earth orbit (“GEO”) satellite system in the United States, Canada, Puerto Rico and the Virgin Islands. The transition services agreement describes the manner by which ICO and DBSD will cooperate and provide personnel and other support to each other following DBSD’s emergence from bankruptcy.

Tax Benefits Preservation Plan

Effective January 29, 2010, our Board of Directors adopted a Tax Benefits Preservation Plan (“Tax Benefits Plan”) designed to prevent or significantly limit any “ownership change,” and to thereby preserve for our stockholders the value of certain tax assets primarily associated with NOLs under Section 382 of the Internal Revenue Code (“Section 382”). In connection with the Tax Benefits Plan, a dividend of Class A Rights and Class B rights, described more fully below, was paid to our stockholders of record at the close of business on February 8, 2010.

The Board of Directors adopted the Tax Benefits Plan in an effort to help us preserve our ability to utilize fully our NOLs, to preserve potential future NOLs, and to thereby reduce potential future federal income tax obligations. As of December 31, 2010, we have substantial existing NOLs of approximately $353 million. We may generate substantially larger NOLs if J&J exercises its option to purchase the MEO Assets, or if we otherwise sell or dispose of the MEO Assets. Under the Internal Revenue Code and related Treasury Regulations, we may “carry forward” these NOLs in certain circumstances to offset current and future income and thus reduce our potential future federal income tax liability, subject to certain restrictions. We believe that we will be able to carry forward a significant amount of NOLs, and therefore the NOLs could be a substantial asset for us. However, if we experience an “ownership change,” as defined in Section 382, the timing of usage and our ability to use the NOLs could be significantly limited.

The Tax Benefits Plan is intended to act as a deterrent to any person or group acquiring, without the approval of our Board of Directors, beneficial ownership of 4.9% or more of our securities, defined to include: (i) shares of our Class A common stock and Class B common stock, (ii) shares of our preferred stock, (iii) warrants, rights, or options to purchase our securities, and (iv) any interest that would be treated as “stock” of the Company for purposes of Section 382 or pursuant to Treasury Regulation § 1.382-2T(f)(18). Holders of 4.9% or more of our securities outstanding as of the close of business on January 29, 2010 will not trigger the Tax Benefits Plan so long as they do not (i) acquire additional securities constituting one-half of one percent (0.5%) or more of our securities outstanding as of the date of the Tax Benefits Plan (as adjusted), or (ii) fall under 4.9% ownership of our securities and then re-acquire 4.9% or more of the our securities (as adjusted).

History and Development of Our Business

We were incorporated in the State of Delaware in 2000 in order to purchase through a Chapter 11 bankruptcy process the assets of ICO Global Communication (Holdings) Limited, a Bermuda company (“Old ICO”). Old ICO was established in 1995 to provide global, mobile communications services using a MEO satellite system, the pursuit of which resulted, prior to Old ICO’s bankruptcy, in an aggregate net loss of $592.6 million and capitalized costs of approximately $2.6 billion relating to the construction of its MEO satellites, procurement of launch vehicles and development of a ground station network. In May 2000, the U.S. Bankruptcy Court approved Old ICO’s plan of reorganization, as a result of which we acquired the assets of Old ICO in exchange for cash, shares of our Class A common stock, and warrants to purchase additional shares of our Class A common stock.

After the reorganization of Old ICO, we continued the construction of the MEO satellites and ground systems and developed our technical plan for the MEO satellite system. When disagreements arose with BSSI and Boeing that culminated in litigation, we significantly curtailed construction activity on our MEO satellite system. Instead, we focused our MSS strategy on the United States, and devised and introduced to the Federal Communications Commission (“FCC”) the concept of using MSS spectrum for an ancillary terrestrial component (“ATC”) or terrestrial re-use of MSS spectrum in order to address service coverage and economic limitations inherent to the MSS business plan. In December 2004, we formed DBSD to develop an advanced next-generation hybrid MSS/ATC System, using a GEO satellite system rather than a MEO satellite system to provide wireless voice, video, data and/or Internet service throughout the United States on mobile and portable devices. In May 2005, the FCC granted DBSD’s request to modify its reservation of spectrum for the provision of MSS in the United States using a GEO satellite system.

On May 15, 2009, DBSD commenced its Chapter 11 Case. Due to our loss of control over DBSD as a result of the Chapter 11 Case, we deconsolidated DBSD from our financial operating results as of May 15, 2009. Subsequent to deconsolidation, DBSD has been carried as a cost method investment in our consolidated balance sheet.

Future Business Strategy

As evidenced by our entry into the Implementation Agreement and the J&J Option, we have decided to exit the satellite business in both North America and internationally. In the short term, we are reducing or eliminating costs associated with the MEO Assets, except to the extent that such costs must be incurred to satisfy obligations under the option agreements with J&J and DISH Network.

Going forward, we will focus on exploring ways to utilize the proceeds generated by the sale of our satellite business and resolution of the litigation with Boeing, to leverage our NOLs. Our exploration is likely to result in the acquisition or investment in assets or businesses that are unrelated to our historical assets or business.

Competition

The communications industry is highly competitive. Any communications service offering by the operator of our MEO Assets or DBSD’s GEO assets will compete with a number of other communications services, including existing satellite services offered by Iridium LLC (“Iridium”), Globalstar LLC (“Globalstar”), Inmarsat Global Ltd (“Inmarsat”), Thuraya Telecommunications Company (“Thuraya”) and LightSquared (formerly SkyTerra Communications, Inc.). Globalstar and Iridium are both licensed and operational in the Big LEO band and provide voice and data services using dozens of LEO satellites. Iridium’s coverage is global, while Globalstar partially covers the globe. Inmarsat owns and operates a fleet of geostationary satellites, and its offerings consist of maritime voice, facsimile and data, as well as global land-based and aeronautical communications services. Inmarsat is the leading provider of satellite communications services to the maritime sector. Thuraya owns two geostationary satellites operating in the L Band across Europe, the Middle East, Africa and Asia, and offers voice and data products from small handheld terminals to data only modems in all types of vertical market segments. LightSquared is building an LTE-based 4G wireless broadband network that will be integrated with North American satellite coverage for devices such as data cards, personal hotspots, routers and smartphones.

Competition in the communications industry will not be limited to the current capabilities of the entities described above. Rather, we expect that competition for customers and strategic partners will increase as the entities described above continue with their respective business plans. We believe that competition will be based in part on the ability to support a full set of satellite and terrestrial service offerings, time to market and product offerings, as well as the ability to use spectrum in the most efficient manner. To the extent that we retain an interest in the successor operators of our MEO Assets or DBSD’s GEO assets, the value of the interest may be impacted by these competitive forces.

We are not yet able to anticipate the type of competition that we will encounter as we transition from the MSS business and focus on utilizing our financial resources to leverage our actual and potential tax losses. The nature and strength of the competition will depend upon the assets we acquire, the markets we enter and the businesses we pursue.

Regulation

Our ownership and operation of the MEO satellite system, and the ownership and operation of the MEO satellite system by any successor operator, is subject to regulation from the FCC, the International Telecommunication Union (“ITU”) and the United Kingdom (“U.K.”) Office of Communications (“Ofcom”).

Federal Communications Commission

The FCC generally regulates the construction, launch and operation of satellites, the use of satellite spectrum at particular orbital locations, the licensing of earth stations and mobile terminals, and the provision of satellite services in the United States. Although MEO Asset operation is focused outside of the United States, the FCC regulates the U.S. earth station that controls F2.

International Telecommunication Union

The ITU regulates, on a global basis, the use of radio frequency bands and orbital locations used by satellite networks to provide communications services. The use of spectrum and orbital resources by us and other satellite networks must be coordinated pursuant to the ITU’s radio regulations in order to avoid interference among the respective networks. In 2004, Ofcom informed the ITU that our MEO system (also known as ICO-P) has been brought into operation and is using the spectrum assignments in the 2 GHz band. In 2007, the ITU certified our use by entering our MEO system in the Master International Frequency Register (“ITU Master Register”) maintained by the ITU. Under ITU rules, other administrations take our recorded assignment into account when making their own assignments, in order to avoid harmful interference.

U.K. Office of Communications

Our MEO satellites are permitted to operate subject to compliance with regulations promulgated by the ITU and the United Kingdom through Ofcom and the U.K. Department for Business Enterprise and Regulatory Reform. Under the ITU constitution, only nations that have full standing as ITU members may make filings to the ITU, and therefore we must rely on the United Kingdom as our administrative body to the ITU for regulatory filings and coordination of our spectrum use and orbital location with all other potentially affected satellite operators that are represented by their respective national administrations.

Despite our ITU coordination priority on 25-60 MHz of 2 GHz spectrum on which to operate the MEO satellite system globally outside of the United States and Canada, Ofcom has stated its intent to write to the ITU to “instruct that the ICO-P assignments currently recorded in the ITU Master Register be cancelled.” We filed for a judicial review against Ofcom in the United Kingdom to preclude Ofcom from sending such a letter to the ITU, but the court denied our request. The court also denied our subsequent written request for reconsideration. ICO requested an oral hearing on our request for appeal, which was held on February 17, 2011. In this oral hearing, the judge granted ICO request for appeal on all three arguments. An appeal hearing will be scheduled sometime in the second quarter 2011. Ofcom has told the court that they will not send a letter requesting removal of the ICO-P filing from the ITU Master Register until all appeals are exhausted by ICO. Even if the letter is sent, we do not believe the ITU will be compelled to comply with Ofcom’s request, and we expect that J&J will attempt to persuade the ITU to preserve the ICO-P assignments; however, if the letter is sent, it may increase the likelihood that the ITU will initiate proceedings to cancel the ICO-P assignments.

If our ICO-P assignments are cancelled by the ITU, we will lose our ability to operate a MEO system based on our current ITU filing priority and MEO authorization, which will reduce the likelihood that either J&J or DISH Network will exercise their respective options to purchase the MEO Assets. See “Risk Factors—Regulatory Risks.”

European Community

On February 14, 2007, the European Commission (“EC”) adopted a decision on the “harmonized use of radio spectrum in the 2 GHz bands for the implementation of systems providing MSS.” This decision states that radio spectrum is available and planned to be used for MSS in the frequency bands 1980 - 2010 MHz and 2170 - 2200 MHz. Under this decision, systems capable of providing MSS must include one or more space stations and may include complementary ground components.

On June 30, 2008, the European Parliament passed Decision No. 626/2008/EC under which the EC made a call for applications for pan-European systems to provide MSS (“EC Call”). We unsuccessfully sought annulment of the EC Call. We also caused our subsidiary, ICO Satellite Limited, to file an application in response to the EC Call. The application was rejected on May 14, 2009, which prompted us to file in the European General Court a proceeding to challenge the outcome of the EC Call process and Decision No. 626/2008/EC, under which the European Union granted European spectrum rights to two of our competitors, but denied our request for spectrum rights (“EC Call Process”). We recently submitted a brief in this matter, and expect a full hearing in front of the European General Court in 2011.

Our MEO Satellite System

We have in orbit one MEO satellite, F2, launched in June 2001. Primary satellite control is provided under an agreement with Intelsat, Ltd. (“Intelsat”), with backup satellite control provided by us in Slough, United Kingdom. We are required to have the capability of controlling F2 from the United Kingdom as part of our U.K. authorization. We are currently using one ground station in Brewster, Washington to monitor F2.

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

Construction of our MEO satellites ceased in 2004 and is the subject of our litigation with Boeing and BSSI as discussed under “Item 3—Legal Proceedings.” In 2003, we also ceased funding to certain of our gateway operators. As a result, nine of the ten gateway operators have terminated their agreements with us, six of which have been renegotiated and three of which remain unsettled. We also abandoned nine direct and indirect subsidiaries as of December 31, 2010. Meanwhile, we continue to own the real property at our former gateway facility in Itaborai, Brazil, on which certain gateway equipment for the MEO satellite system is located; however, this facility is not currently operational and we are actively marketing the property for sale.

We have written down the MEO Assets to zero for accounting purposes in our consolidated financial statements. However, as evidenced by the options granted to J&J and DISH Network, we continue to explore ways to capitalize on our substantial investment in our MEO Assets. The outcome of our efforts to capitalize on such value remains uncertain, at least until either J&J or DISH Network exercises an option to purchase the MEO Assets. Prior to that time, provided that neither we nor J&J terminate J&J’s option, J&J must reimburse us for ongoing operating expenses that are directly related to the MEO Assets (the “O&M Costs”), thereby reducing our ongoing operating costs. If the J&J Option terminates, and DISH Network opts to maintain the DISH Option, then DISH Network must reimburse us for O&M Costs.

Summary Organizational Chart

The following chart is a summary of our organizational structure as of December 31, 2010. For various historical, operational and regulatory reasons, we have subsidiaries through which we hold our assets and conduct our operations, most of which subsidiaries we abandoned in 2010. This chart only lists our primary subsidiaries, including DBSD, which we no longer consolidate effective May 15, 2009.

Financial Information By Geographic Areas

Our long-lived fixed assets primarily consist of furniture and fixtures, software and leasehold improvements held in the United States. The following table contains the location of our long-lived assets as of December 31, 2010 and 2009 (in thousands):

	December 31,
	2010	2009
United States	$283	$377
Foreign	3	6

	$286	$383

Intellectual Property

ICO and the ICO logo are trademarks or registered trademarks of ours in the United States and other countries.

Employees

As of December 31, 2010, ICO Global had only two full-time employees, but also has an arrangement with DBSD under which DBSD provides to us the services of its 33 employees. We have also engaged full and part-time consultants for the purpose of providing financial oversight, legal services, human resources, accounting services, regulatory and certain engineering specialties. Our employees are not subject to any collective bargaining agreements.

Available Information

The address of our website is www.ico.com. You can find additional information about us and our business on our website. We make available on this website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission (“SEC”). You may read and copy this Form 10-K at the SEC’s public reference room at 100 F Street, NE, Washington, DC 20549-0102. Information on the operation of the public reference room can be obtained by calling the SEC at 1-800-SEC-0330. These filings are also accessible on the SEC’s website at www.sec.gov.

We also make available on our website in a printable format the charters for certain of our various Board of Director committees, including the Audit Committee and Compensation Committee, and our Code of Conduct and Ethics in addition to our Certificate of Incorporation and Bylaws. This information is available in print without charge to any stockholder who requests it by sending a request to ICO Global Communications (Holdings) Limited, 2300 Carillon Point, Kirkland, Washington 98033, Attn: Corporate Secretary. The material on our website is not incorporated into or part of this Form 10-K.

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

We are engaged in litigation with BSSI and Boeing arising out of agreements for the development and launch of our MEO satellites. In February 2009, the Los Angeles Superior Court issued a judgment in our favor and against BSSI and Boeing for $603.2 million. The judgment consists of at least four subparts, including compensatory awards, a punitive damage award against BSSI, a punitive damage award against Boeing, and pre-judgment interest. BSSI and Boeing have appealed the judgment and all of its subparts, thereby rendering the entire award subject to the risks of appeal. We cannot predict the outcome of the appeal process. Boeing has posted the full bond required to stay enforcement of the judgment, but the existence of the bond does not entirely eliminate the risk of collection. We have previously incurred substantial costs and fees to obtain the judgment, and expect we will continue to incur substantial additional costs and fees through the ultimate resolution of the case, including a contingent obligation to pay our trial lawyers a fee equal to 3% of any recovery up to $250 million, and 5% of any recovery in excess of $250 million, less certain costs and fees paid previously. If we do not substantially prevail on appeal, this could materially negatively impact our financial condition. Moreover, our use of the proceeds from the litigation, if any, is uncertain at this time.

Sprint has sued us to collect BAS spectrum clearing costs.

Sprint has aggressively lobbied the FCC to impose upon ICO Global direct liability to reimburse Sprint for some of the costs incurred by Sprint to clear from the 2 GHz band the incumbent BAS that occupied the 2 GHz band prior to the FCC’s allocation of spectrum to MSS/ATC operators (“Spectrum Clearing Costs”). Sprint is seeking payment for approximately $104 million of Spectrum Clearing Costs from us that Sprint is currently precluded from collecting from DBSD as a result of DBSD’s Chapter 11 Case. The FCC, in its BAS Relocation Ruling that was issued on September 29, 2010, specifically declined to rule on our liability for Spectrum Clearing Costs, but in so doing described circumstances under which an affiliate of an FCC licensee might be liable for Spectrum Clearing Costs. Sprint has filed suit against us in the Eastern District of Virginia to recover the Spectrum Clearing Costs, and we have vigorously defended ourselves against this claim. We have previously incurred substantial costs and fees in connection with Sprint’s lobbying efforts and Sprint’s lawsuit, but recently significantly reduced our defense costs and exposure for Spectrum Clearing Costs by obtaining from DISH Network the BAS Indemnity. Nonetheless, if DISH Network for some reason fails to fulfill its BAS Indemnity obligations, we could continue to incur substantial additional costs and fees through the ultimate resolution of the lawsuit, as well as resulting economic damages if Sprint prevails.

The divestiture of our MEO Assets may be dependent upon the transaction with J&J or DISH Network and cooperation from BSSI.

The implementation of our MEO satellite system requires significant funding, and the completion and launch of the MEO satellites currently in storage will likely require cooperation from BSSI to complete construction of those satellites. BSSI has to date been unwilling to complete the MEO satellites for us and there can be no assurance that BSSI will agree to complete the satellites for J&J, DISH Network or any other potential buyer of the MEO Assets. If BSSI refuses to cooperate with J&J or DISH Network to complete the construction of the satellites, it is more likely that J&J will terminate J&J’s option, DISH Network will forego the DISH Option, and we will therefore not receive any consideration leaving us to fund the costs of decommissioning F2 and disposing of the remainder of the MEO Assets.

The divestiture of our MEO Assets may be dependent upon the unimpaired operation of our satellites.

F2 continues to orbit the earth and perform routine functions, but has experienced certain anomalies over its life, including occasional short-circuiting of a forward digital signal processor (which has been corrected each time through operational procedures), and accelerated degradation of the battery. These anomalies have increased in recent years, in large part because of our decisions to reduce telemetry and command sites to minimize operational costs. If these anomalies become more pronounced, or if other operational problems surface, it is less likely that J&J or DISH Network will exercise their respective options, and we would be left to fund the costs of decommissioning F2 and disposing of the remainder of the MEO Assets.

The divestiture of our MEO Assets may be dependent upon post-bankruptcy agreements with DBSD.

Under the Implementation Agreement, we will enter into a transition services agreement and license agreement with DBSD, pursuant to which we will receive services from DBSD personnel, as well as a license to use and deploy certain patents and patent rights owned by DBSD. The Implementation Agreement calls for the execution and delivery of these agreements prior to DBSD’s emergence from bankruptcy, but if for some reason the agreements do not become effective, we may lack transition services or patent license rights that are critical for the operation of the MEO Assets. If ICO is unable to effectively operate the MEO system, it could impact J&J’s willingness or DISH Network’s willingness to exercise its option for the MEO Assets. Similarly, without a patent license, we may be unsuccessful in selling our MEO Assets to J&J, or otherwise transferring our MEO Assets to a successor operator.

The divestiture of our MEO Assets may be dependent upon approval or cooperation from regulatory agencies.

The transfer of our MEO Assets to J&J, DISH Network or any other potential acquirer of the MEO Assets will likely require the approval or cooperation of various regulatory authorities, including Ofcom and the ITU. Ofcom has indicated its intention to write to the ITU to request that the ICO-P filing be cancelled. If ICO does not prevail in its appeal of the judicial review or if J&J or any other potential buyer of the MEO Assets is unable to modify Ofcom’s current position, it is likely that Ofcom will send its letter, which in turn will increase the likelihood that the ITU will cancel the ICO-P filing. Irrespective of whether Ofcom sends its letter, Ofcom and other regulators in the United Kingdom may not be willing to cooperate with the transfer of our satellite operating license to J&J, particularly in light of the fact that the license is still registered in the name of ICO Satellite Services, Inc., which is a subsidiary of DBSD.

Following the divestiture of our MEO Assets, we will have no significant operations, revenues or operating cash flow to fund any future investments to utilize the NOLs.

We have no significant operations or revenues and do not generate any cash from operations. With the exception of 2005, when we recognized net income due to non-cash gains recognized on certain contract settlements, and 2009, when we recognized net income due to a gain recognized on the deconsolidation of DBSD, we have incurred net losses since our inception. We will experience a substantial gain in 2011 as a result of payments from DISH Network. We continue to incur expenses, which must be funded out of cash reserves or the proceeds, if any, of future financings. The attainment of profitable operations is dependent upon future events, including effective deployment of the payments from DISH Network, receipt of proceeds from the Boeing litigation, and developing or acquiring profitable business operations.

The ongoing financial instability and uncertainty about global economic conditions could have a material negative effect on our business, liquidity and financial condition.

The financial crisis that affected the banking system and financial markets and the ongoing financial instability and uncertainty about global economic conditions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit, equity and fixed income markets. There could be a number of follow-on effects from these economic developments on our future business, including the difficulty in raising sufficient money to pursue future business opportunities.

The risks associated with a successor’s operation of our satellite constellation may be imputed to us.

If J&J exercises its option to purchase the MEO Assets, J&J contemplates operating our constellation of MEO satellites, possibly exposing us, as a predecessor owner and operator of the satellites, to risks that would not exist if we disposed of the MEO Assets. Risks inherent in satellite operations include failure to perform as specified, as well as significant operational risks while in orbit. These risks include malfunctions, commonly referred to as anomalies, which can occur as a result of various factors, such as satellite manufacturers’ errors, problems with the power or control systems of the satellites and general failures resulting from operating satellites in the harsh environment of space. For example, in the past F2 has experienced an anomaly in orbit that interrupted some functionality on a number of occasions.

There are intellectual property risks associated with development of our MEO system.

Other parties may own patents or pending patent applications related to satellite communications. Those parties may claim that our MEO Assets infringe their intellectual property rights. Such claims, if brought against a successor operator of our MEO Assets (such as J&J or DISH Network) may require us to defend and indemnify the successor operator. If our products or services are found to infringe or otherwise violate the intellectual property rights of others, we may need to obtain licenses from those parties or design around such rights, increasing development costs and potentially reducing the proceeds from a sale of the MEO Assets. We may not be able to obtain the necessary licenses on commercially reasonable terms, or at all, or to design around such rights. In addition, if a court finds that we infringe or otherwise violate the intellectual property rights of others, we could be required to pay substantial damages. Any such claim, suit or determination could have a material adverse effect on the operation of the MEO system or a successor operator’s ability to generate revenues, which in turn could result in claims against us.

Our prospects for disposing of the MEO Assets may be negatively impacted by our inability to protect proprietary information and intellectual property rights.

The success of a successor operator’s business plan will likely depend, in part, on its ability to develop or acquire technical know-how and remain current on new technological developments. As a result, the successor’s ability to compete effectively will depend, in part, on our ability and its ability to protect our proprietary technologies and systems designs. While we have attempted to safeguard and maintain our proprietary rights, we do not know whether we have been or will be successful in doing so. We rely on licensed patents, trademarks, copyrights, trade secret laws and policies and procedures related to confidentiality to protect our technology, products and services. Some of our technology, products and services, however, are not covered by any of these protections. To the extent that J&J or DISH Network is uncomfortable with the scope of such protection, it may decrease the chance that J&J or DISH Network will exercise its option to acquire the MEO Assets.

We are in the process of amending or terminating most of our MEO gateway agreements and may incur additional material expenses in terminating these agreements.

Certain of our subsidiaries have agreements with the operators of the gateways for our MEO satellite system. We have discontinued the funding of certain of the gateway agreements and may discontinue the funding of certain of our subsidiaries who are parties to the gateway agreements. We may incur costs associated with further terminations and the operators of the gateways may try to hold us liable for these agreements. As of December 31, 2010, we had an accrued liability of $50.4 million related to these unsettled agreements.

Our subsidiary with responsibility for the development of our MEO gateways is in the midst of insolvency proceedings.

ICO Global Communications (Holdings) BV (“IHB”), our indirect subsidiary that was primarily responsible for coordinating and facilitating the funding of our gateway development, is currently the subject of insolvency proceedings in the Netherlands. IHB’s liabilities significantly exceed its assets, and we therefore anticipate that IHB may ultimately be liquidated as a result of such proceedings. We will incur costs and fees to process and conclude the insolvency proceedings, but we do not anticipate that ICO Global will bear responsibility for IHB’s obligations. However, unaffiliated creditors of IHB, who are owed approximately $16 million in the aggregate, may attempt to hold us liable for IHB’s obligations.

Our success depends on certain key management personnel, and certain factors may make it difficult to maintain our key managers and, if necessary, attract new managers.

Our future success depends largely on the expertise and reputation of our senior management team. Many of our key managers have employment contracts limited to six months of severance in the event of a termination of employment, and some key managers have shorter severance periods or no severance periods. In addition, some of these contracts are with DBSD and are subject to limitations prescribed by the DBSD Chapter 11 Case. This severance protection is less than provided at some other companies, including some competitors and other peer entities. These factors create the risk that we may lose our key management personnel to other companies. Although other companies may face some or all of these risks, many companies face fewer or none of these risks, and the market for key management personnel continues to exist, even if currently at a reduced level. The loss of any of our key personnel or the inability to recruit and retain qualified individuals could adversely affect our ability to implement our business strategy and operate our business.

Our ability to utilize our NOLs is dependent on avoiding an ownership change and securing future income.

As of December 31, 2010, we had substantial existing NOLs of approximately $353 million, as well as additional potential NOLs through losses that could be generated from the sale of assets at prices significantly less than their tax basis. Under the Internal Revenue Code and the Treasury Regulations issued thereunder, we may “carry forward” these losses in certain circumstances to offset any current and future income and thus reduce our federal income tax liability, subject to certain restrictions. To the extent that the NOLs do not otherwise become limited, we believe that we will be able to carry forward a significant amount of NOLs, and therefore the NOLs could be a substantial asset for us. However, if we experience an “ownership change,” as defined in Section 382, our ability to use the NOLs will be significantly limited, and the timing of the usage of the NOLs could be significantly limited, which could therefore significantly impair the value of that asset. Our ability to fully utilize the NOLs is also dependent upon the generation of future taxable income before the expiration of the carry forward period attributable to these NOLs, which begin to expire in 2020.

Risks Related to Our Class A Common Stock

Future sales of our Class A common stock could depress the market price.

The market price of our Class A common stock could decline as a result of sales of a large number of shares. Most of our Class A common stock that is held by non-affiliates can be sold without limitation under Rule 144 and certain holders of our Class A common stock are able to sell their shares in compliance with Rule 144. In addition, certain holders of our Class A common stock have the ability to cause us to register the resale of their shares, including, in the case of Eagle River Satellite Holdings, LLC (“ERSH”), shares of Class A common stock acquired upon conversion of their Class B common stock. These sales might also make it more difficult for us to sell shares in the future at a time and price that we deem appropriate.

The interests of our controlling stockholder may conflict with the interests of the holders of our Class A common stock.

ERSH, Eagle River Investments, LLC (“Eagle River Investments”), Eagle River, Inc. and Eagle River Partners, LLC (collectively “Eagle River”) control approximately 66% of the voting power of our outstanding capital stock. As a result, Eagle River has control over the outcome of matters requiring stockholder approval, including:

•	the election of our directors;

•	amendments to our charter and certain amendments to our bylaws; and

•	the adoption or prevention of mergers, consolidations or the sale of all or substantially all of our assets or the assets of our subsidiaries.

Eagle River also will be able to delay, prevent or cause a change of control of us.

Eagle River Investments has made significant investments in other telecommunications companies and may in the future make additional investments. Some of these companies may compete with us. Eagle River Investments and ERSH are not obligated to advise us of any investment or business opportunities of which it is aware, and they are not restricted or prohibited from competing with us. Craig O. McCaw, a member of our Board of Directors, is the Chairman, Chief Executive Officer and sole manager and beneficial member of Eagle River Investments, which is the sole member of ERSH. Benjamin G. Wolff, our Chairman, Chief Executive Officer and President, is the President of Eagle River Investments, and is compensated by both Eagle River Investments and the Company.

We are a “controlled company” within the meaning of the NASD Marketplace Rules and, as a result, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements.

Eagle River controls approximately 66% of the voting power of our outstanding capital stock. As a result, we are a “controlled company” within the meaning of the NASDAQ Global Market corporate governance standards. Under the NASD Marketplace Rules, a company of which more than 50% of the voting power is held by another company is a “controlled company” and may elect not to comply with certain NASDAQ Global Market corporate governance requirements, including (1) the requirement that a majority of the board of directors consist of independent directors, (2) the requirement that the compensation of officers be determined, or recommended to the board of directors for determination, by a majority of the independent directors or a compensation committee comprised solely of independent directors, and (3) the requirement that director nominees be selected, or recommended for the board of directors’ selection, by a majority of the independent directors or a nominating committee comprised solely of independent directors with a written charter or board resolution addressing the nomination process. We currently utilize only the third of these exemptions, but reserve the right to utilize all three exemptions. As a result, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ Global Market corporate governance requirements.

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

We do not expect to pay cash dividends on our Class A or Class B common stock for the foreseeable future.

We have never paid a cash dividend on shares of our equity securities, and do not intend to pay any cash dividends on our Class A or Class B common shares in the foreseeable future.

Regulatory Risks

Ownership and Operation of the MEO Assets is subject to significant international governmental regulation.

Ownership and operation of our MEO Assets is subject to regulation by the ITU, Ofcom, and the FCC. In general, laws, policies and regulations affecting the satellite and wireless communications industries are subject to change in response to industry developments, new technology or political considerations. Legislators or regulatory authorities in the United States, the United Kingdom and at the ITU are considering or may consider, or may in the future adopt, new laws, policies and regulations or changes to existing regulations regarding a variety of matters that could, directly or indirectly, affect the operation of our MEO Assets or increase the cost of providing services over our MEO system. Any such changes could deter J&J or DISH Network from exercising their options to purchase the MEO Assets, and could discourage any other potential buyers from pursuing an acquisition of the MEO Assets.

Ownership and operation of the MEO Assets imposes indemnity liability on the operator of the MEO Assets.

The laws of the United Kingdom, and the laws of other ITU member countries, impose indemnification obligations on the operator of the MEO Assets in the event the in-orbit MEO satellite causes damage to another satellite in flight. Although we have procured third party liability insurance to meet this identification requirement, and J&J will be obligated to carry similar insurance, there is no assurance that J&J will comply with its obligations or that this insurance will cover any liability we may incur.

Failure to adhere to the ITU’s Radio Regulations could jeopardize satellite operations.

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

There is considerable uncertainty as to how our MEO satellite system will be treated from an international regulatory standpoint. While we and J&J continue to have dialogue with the appropriate regulatory authorities, the fact that we have been unable to fully deploy our MEO satellite system continues to create regulatory uncertainty. In addition to our challenges with Ofcom and the ITU (as described above), we may be unable to maintain spectrum rights in Europe, depending upon our success in challenging Decision No. 626/2008/EC, under which the European Union granted European spectrum rights to two of our competitors, but denied our request for spectrum rights. We are currently challenging the EC Call Process in the European General Court, but the outcome of our challenge is very much in question, and if we fail, it is likely that neither we nor J&J will hold spectrum rights in Europe. The failure to procure European spectrum rights may prompt J&J or DISH Network to forego the exercise of its option, which in turn could force us to find an alternative method for divesting the MEO Assets.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters are located in Kirkland, Washington, where we occupy approximately 5,916 square feet of space under sublease. Upon expiration of our various leases, we do not anticipate any difficulty in obtaining renewals or alternative space.

The following table lists our leased properties as of December 31, 2010, both in the United States and in the United Kingdom:

Location	Operation	Lease Term	Square Footage (Approx.)
Kirkland, WA	U.S. Corporate Headquarters	Expires July 31, 2012	5,916
Reston, VA	Satellite Ground Network Engineering	Expires May 30, 2012	7,508
El Segundo, CA	Space Segment Engineering	Expires May 31, 2011	1,948
El Segundo, CA	Satellite Warehouse Facility	Expires November 30, 2012	23,959
Slough, Berkshire, U.K.	U.K. Registered Office(1)	Expires June 25, 2011	4,070
Slough, Berkshire, U.K.	Archive Warehouse	Expires June 23, 2012	2,685
Slough, Berkshire, U.K.	Service Offices	Expired February 28, 2011	484

(1)	Also serves as the backup satellite control center for our MEO satellite and the network management center for our ground network.

In addition to our leased properties, we own approximately 42 acres in Itaborai, Brazil, on which certain gateway equipment for our MEO satellite system is located.

We believe our facilities are adequate for our current business and operations.

Item 3.	Legal Proceedings.

BSSI Litigation

In February 2009, after more than four years of litigation, we obtained a judgment against BSSI and Boeing for approximately $603.2 million, consisting of $370.6 million of compensatory damages against BSSI and Boeing for breach of contract, fraud, negligent misrepresentation and tortious interference with contract; $29.6 million against BSSI for punitive damages; $177.0 million against Boeing for punitive damages; and $26.0 million in pre-judgment interest. Beginning January 2, 2009, post-judgment interest began to accrue on the full judgment amount at the rate of 10% per annum (simple interest).

On March 6, 2009, BSSI and Boeing appealed the trial court judgment to the California Court of Appeals. In order to stay enforcement of the judgment, Boeing posted a bond in the approximate amount of $904.0 million. In response, we cross-appealed the trial court’s decision to overturn the jury’s award of additional compensatory and punitive damages on our satellite pricing fraud claim against BSSI. Boeing filed its opening brief in the appellate proceedings on October 27, 2009. We filed our response brief and opening cross-appeal brief on March 22, 2010. BSSI and Boeing filed their reply to our brief and their response our cross-appeal on August 10, 2010. We then filed our reply brief on the cross-appeal on October 29, 2010. Oral argument is anticipated to be scheduled in the second or third quarter of 2011, with a written decision expected to be issued by the appellate court within 90 days thereafter. We cannot predict the outcome of the appeal process.

Through December 31, 2010, we have incurred costs of approximately $20.7 million to prosecute and defend the BSSI Litigation, and will incur additional consulting and legal fees to complete the appeal process. If and when the trial court judgment is affirmed and non-appealable, we will be obligated to pay our trial lawyers an additional fee equal to 3% of any recovery up to $250.0 million, and 5% of any recovery in excess of $250.0 million, less certain costs and fees advanced to them by us during the course of the BSSI Litigation.

Sprint BAS Relocation Claim

On December 13, 2010, Sprint filed a lawsuit against us in federal court in the Eastern District of Virginia (“Sprint Lawsuit”) to recover approximately $104 million of alleged Spectrum Clearing Costs. The Sprint Lawsuit is the outgrowth of Sprint’s extensive lobbying to the FCC during the summer of 2010, when Sprint sought to obtain from the FCC a proclamation that ICO Global is obligated to reimburse Sprint for DBSD’s share of Spectrum Clearing Costs. The FCC declined to issue such a proclamation, but instead issued its BAS Relocation Ruling, in which the FCC described circumstances under which affiliates of an FCC licensee may be liable for Spectrum Clearing Costs. On October 12, 2010, we appealed the BAS Relocation Ruling to the federal district court in Washington, D.C., but Sprint nonetheless filed the Sprint Lawsuit against us, premised on the argument that the BAS Relocation Ruling renders ICO Global responsible for DBSD’s share of Spectrum Clearing Costs.

On February 3, 2011, we filed a motion to stay the Sprint Lawsuit pending resolution of our appeal of the BAS Relocation Ruling. On February 11, 2011, the court granted our motion, which will suspend the Sprint Lawsuit until our appeal of the BAS Relocation Ruling is resolved by the federal district court in Washington, D.C. We are drafting our initial appellate brief in support of our appeal of the BAS Relocation Ruling detailing the reasons why the FCC exceeded its regulatory authority in issuing the BAS Relocation Ruling and further detailing the reasons why the BAS Relocation Ruling cannot be retroactively applied to us.

Meanwhile, we recently entered into the Implementation Agreement with DISH Network, under which DISH Network provided the BAS Indemnity, which is an agreement to indemnify us from any responsibility for Spectrum Clearing Costs. In light of the BAS Indemnity, we do not anticipate significant additional costs or damages from the Sprint Lawsuit. Rather, we will cooperate with DISH Network to determine whether to continue our aggressive challenge of the BAS Relocation Ruling and our aggressive defense of the Sprint Lawsuit. We cannot predict the outcome of our appeal of the BAS Relocation Ruling or the outcome of the Sprint Lawsuit.

Deutsche Telekom AG has initiated involuntary bankruptcy proceedings against IHB

IHB is our indirect Netherlands subsidiary that was primarily responsible for coordinating and facilitating our gateway development. IHB procured funding for its gateway subsidiaries, and coordinated such subsidiaries’ development of their respective gateways. In the coordination process, IHB and its subsidiaries incurred significant obligations to gateway partners, including Deutsche Telekom AG, its German partner (“DT”), which are reflected as liabilities in our consolidated balance sheet as of December 31, 2010. IHB and its subsidiaries have been unable to timely fulfill those obligations and, with little or no prospect for additional funding from its parent corporation, it is highly unlikely that IHB will be able to fulfill such obligations in the future. As a result, on January 12, 2011, DT filed an involuntary bankruptcy petition against IHB in the Netherland courts. If IHB is unable to convince DT to voluntarily dismiss the petition, then IHB might apply for suspension of payments, which is a pre-cursor to a voluntary liquidation. We do not anticipate that ICO Global will have any responsibility for IHB’s obligations, but if DT attempts to hold ICO Global responsible for IHB’s obligations, we may incur fees and settlement costs.

Item 4.	Removed and Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Class A Common Stock

Our Class A common stock trades on the Nasdaq Global Market under the symbol “ICOG.”

The table below sets forth the high and low sales prices of our Class A common stock in U.S. dollars for each of the periods presented. Stock prices represent amounts published on the Nasdaq Global Market. As of March 11, 2011, the closing sales price of our Class A common stock was $1.94 per share.

	2010		2009
Period	High	Low	High	Low
First Quarter	$1.64	$1.05	$1.70	$0.20
Second Quarter	$1.88	$1.16	$0.95	$0.34
Third Quarter	$2.02	$1.20	$1.74	$0.44
Fourth Quarter	$1.90	$1.38	$1.45	$0.62

As of March 11, 2011, there were approximately 341 record holders of our Class A common stock.

Market for Our Class B Common Stock

There is no established trading market for our Class B common stock, of which we have 53,660,000 shares outstanding with two holders of record, and 1,555,000 shares underlying outstanding Class B common stock options. Each share of Class B common stock is convertible at any time at the option of its holders into one share of Class A common stock.

Dividends

We have never paid a cash dividend on shares of our equity securities. We do not intend to pay any cash dividends on our common shares during the foreseeable future. It is anticipated that future earnings, if any, from our operations will be used to finance growth.

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

Date	Title	Number of shares
December 1, 2010	Class A common stock	82,781	(1)

(1)	Issued as compensation to Eagle River, Inc., for advisory services performed from September 1, 2010 through November 30, 2010.

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

As of December 31, 2010, the remaining proceeds from the Rights Offering, after deducting fees, are reflected in cash and cash equivalents on the Company’s consolidated balance sheet. Through December 31, 2010, the Company has used approximately $9 million of the net proceeds from the Rights Offering to fund ongoing operational expenses. We may also use a portion of the proceeds to acquire or invest in other businesses, products or technologies, which may or may not be related to our historical business activities, as well as for capital expenditures. Pending these uses, we expect to hold the amounts in cash or invest the remaining net proceeds in short-term, investment-grade securities.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and accompanying notes included in this Form 10-K.

	Year Ended December 31,
	2010(1)	2009(1)	2008	2007	2006
	(in thousands, except per share data)
Operating expenses:
General and administrative	$16,186	$38,803	$54,771	$43,651	$36,100
Research and development	—	1,644	5,080	7,738	6,603
Contract settlements(2)	(15,666)	—	—	—	—
(Gain) loss on disposal of assets	—	—	17	—	(8)

Operating expenses, net	520	40,447	59,868	51,389	42,695
Operating loss	(520)	(40,447)	(59,868)	(51,389)	(42,695)
Net interest expense	(4,316)	(36,252)	(36,262)	(24,492)	(25,773)
Gain on deconsolidation of DBSD	—	280,971	—	—	—
Gain on liquidation of subsidiaries	2,459	—	—	860	—
Other income (expense)	(1,094)	(7,286)	(4,175)	878	853

Income (loss) before income taxes	(3,471)	196,986	(100,305)	(74,143)	(67,615)
Income tax benefit (expense)	787	(1,508)	(2,872)	(1,175)	(202)

Net income (loss)	$(2,684)	$195,478	$(103,177)	$(75,318)	$(67,817)

Basic and diluted income (loss) per share	$(0.01)	$0.94	$(0.51)	$(0.38)	$(0.34)
Total assets	$45,577	$30,308	$663,964	$602,133	$646,600
Long-term obligations, including current portion of capital lease obligations(3)	$27,921	$31,557	$40,382	$685,263	$646,392

(1)	DBSD was deconsolidated from our financial operating results effective May 15, 2009. Accordingly, our results of operations for the year ended December 31, 2010 do not include any DBSD operating activity and our results of operations for the year ended December 31, 2009 include only 4.5 months of DBSD operating activity.

(2)	Certain of our subsidiaries had agreements with ten operators of gateways for our MEO satellite system. Nine of the ten operators have terminated their agreements with us. Of these nine, five have been settled with no further obligation by us. With respect to the gateways that have not been settled, we have continued to accrue expenses according to our subsidiaries’ contractual obligation until such obligations have been released and the operator has ceased providing services, although in most instances our subsidiaries have suspended or significantly reduced actual payments to the operators. In 2010, upon reaching settlement with our Mexico operator, pursuant to which the operators’ claims were legally released, we eliminated the accrued liability and recognized a gain on contract settlement of $15.7 million.

(3)	In August 2008, the $650 million aggregate principal amount of convertible notes due in August 2009 (“DBSD 2009 Notes”) were reclassified from long-term to current convertible debt on our consolidated balance sheets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We were formed in 2000 as a development stage next-generation MSS operator. We have one MEO satellite in orbit, F2, and have ten additional MEO satellites in various stages of completion. Prior to the commencement of the BSSI Litigation in 2004, we had invested approximately $2.6 billion into our MEO satellite system. By the end of 2004, with the BSSI Litigation underway, we suspended any further development or construction of our MEO satellites and adjusted to zero the value of our MEO Assets. Since that time, we have conducted an extensive review of potential opportunities to deploy or divest the MEO Assets. Deployment or divestiture has been complicated by the fact that assistance is likely needed from BSSI to complete the partially completed satellites that we have in storage, and further challenged by the ongoing attempts by various regulatory agencies to terminate certain international spectrum rights previously allocated to us.

In light of these challenges, we entered into the J&J Option on February 11, 2011, pursuant to which we granted to J&J an option to acquire substantially all of our remaining MEO Assets during the period from April 1, 2011 through September 1, 2011. The J&J Option expires on or before September 1, 2011, and can be terminated by either party prior to expiration under certain circumstances. If J&J exercises its option, its acquisition and operation of the MEO Assets will be conditioned upon certain regulatory approvals and cooperation from various governmental agencies and third parties, as discussed below.

In addition to granting the J&J Option, as part of our Implementation Agreement with DISH Network, we granted to DISH Network the DISH Option, which is a contingent “back-up” option to acquire the MEO Assets if J&J does not exercise the J&J Option. The DISH Option is part of a comprehensive package of consideration that we provided to DISH Network under the agreements, for which DISH Network is not required to pay us any consideration other than the $325 million that DISH Network is already obligated to pay us.

If neither J&J nor DISH Network exercise their option, we will likely decommission F2 and begin the process of disposing of our other remaining MEO Assets.

We believe that J&J’s decision to exercise its option to purchase the MEO Assets will be driven in part by J&J’s ability to convince BSSI to work with them to complete the unfinished MEO satellites, and in part by J&J’s success in overcoming our continuing regulatory challenges in the United Kingdom. In that regard, Ofcom (as our administrative body to the ITU) has stated its intent to write to the ITU to “instruct that the ICO-P assignments currently recorded in the ITU Master Register be cancelled.” Further complicating the situation is the EC Call Process, through which we were denied any spectrum allocation in Europe. We are appealing both the Ofcom decision and the EU decision, but our prospects on appeal remain uncertain. If we lose the appeal and the Ofcom letter is sent, it may decrease the chance that J&J will exercise its option.

Regardless of whether J&J exercises its option, DBSD will receive from us the benefit of certain spectrum priority rights (“Priority Rights”) and coordination commitments related to S-band frequencies in North America, so long as the ICO-P filing is recorded in the ITU Master Registry. The Priority Rights are more fully described in the license agreement that we have agreed to sign as part of the Implementation Agreement, and include a continuing obligation to coordinate the deployment of our MEO system with DBSD’s GEO satellite system.

We continue to aggressively defend the appeal of the $603.2 million judgment for breach of contract and fraud that we obtained against BSSI and Boeing in January 2009. All briefing has been completed at the California Court of Appeals, and we are waiting for the court to schedule oral argument. Due to delays in the court’s docket, we now anticipate that oral argument will be scheduled in the second quarter or third quarter of 2011, with a written decision expected within 90 days thereafter. After we receive a decision from the California Court of Appeals, either we or Boeing may request further appeal to the California Supreme Court or the United States Supreme Court, although neither court is obligated to grant further appeal. We cannot predict the timing or outcome of the appeal process.

We maintain a cost basis investment of $23.6 million in DBSD, but the recent signing of the Amended Investment Agreement, Implementation Agreement and Restructuring Support Agreement indicates a fair value of our interest in DBSD that significantly exceeds our cost basis. Pursuant to the terms of these agreements, we will recognize a substantial gain on the disposition of our DBSD interest, and a significant cash infusion from DISH Network. We believe that all or substantially all of the gain or income resulting from the payments from DISH Network will be offset by our NOLs, resulting in little, if any, income tax liability.

Even with the proceeds from our agreements with DISH Network, and with any proceeds from our judgment against BSSI and Boeing, we will remain a development stage enterprise, but will more actively explore ways to leverage such proceeds to capitalize on our actual and potential tax losses. Our exploration is likely to result in the acquisition or investment in assets or businesses that are unrelated to our historical assets or business.

Critical Accounting Policies

The accounting policies described below are considered critical in preparing our consolidated financial statements. Critical accounting policies require difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The judgments and uncertainties affecting the application of these policies include significant estimates and assumptions made by us using information available at the time the estimates are made. Actual results could differ materially from those estimates. Our critical accounting policies involve judgments associated with our accounting for the fair value of financial instruments (including our investment in DBSD), asset impairment, contract settlements, stock-based compensation, income taxes and contingencies, each of which is described below.

Fair Value of Financial Instruments. We determine the fair value of our financial instruments based on the hierarchy established by ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) (formerly SFAS No. 157, Fair Value Measurements). The three levels of inputs used to measure fair value are as follows:

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

In determining the fair value of our investment in DBSD as of December 31, 2010, we considered several valuation methodologies, including a spectrum transaction analysis based upon the value of relevant spectrum auctions and transactions. Additionally, in connection with the DBSD bankruptcy proceedings, we engaged in negotiations with third parties interested in obtaining our equity interest in DBSD. The fair value of our investment in DBSD as of December 31, 2010 was ultimately determined based on the estimated value of the consideration we expect to receive from DISH Network for our equity interest in DBSD, subject to the allocation of the total purchase price to the various assets based on good faith negotiations between the parties. In determining the fair value of our investment in DBSD as of December 31, 2009, we utilized a market comparable analysis and a spectrum transaction analysis. The valuation methodologies utilized were based on both observable and unobservable inputs within the hierarchy established in ASC 820.

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

We record stock-based compensation on restricted stock awards and stock options issued to employees, directors and consultants. Determining the appropriate fair value model and calculating the fair value of share-based awards at the date of grant requires judgment. The fair value of restricted stock awards is determined based on the number of shares granted and the quoted market price of our Class A common stock on the date of grant. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model (“Black-Scholes Model”) based on the single option award approach. Option pricing models, including Black-Scholes, require the use of input assumptions, including expected volatility, risk-free interest rate, expected dividend yield, expected term and expected forfeiture rates. The expected volatility is based upon our historical stock price volatility, which we believe is a reasonable indicator of expected volatility. The risk-free interest rate is based upon U.S. Treasury bond interest rates appropriate for the term of our stock options. The expected dividend yield is based on our history and expectation of dividend payments. The expected term has been estimated using the simplified method as described in ASC 718 which permits entities, under certain circumstances, to continue to use the simplified method in developing estimates of the expected term of “plain-vanilla” share options. We estimate our forfeiture rate for restricted stock awards and stock options based on our historical rate of forfeitures due to terminations and the fact that we have a limited number of employees, and expectations for forfeitures in the future. With regards to performance-based restricted stock awards, we also estimate the probability of the relevant performance conditions being achieved during the service period.

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

Results of Operations

The following table is provided to facilitate the discussion of our results of operations for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year ended December 31,
	2010(1)	2009(1)	2008
General and administrative expenses	$16,186	$38,803	$54,771
Research and development expenses	—	1,644	5,080
Contract settlements	(15,666)	—	—
Loss on disposal of assets	—	—	17
Interest income	(18)	(543)	(4,803)
Interest expense	4,334	36,795	41,065
Gain on deconsolidation of DBSD	—	(280,971)	—
Gain on liquidation of subsidiaries	(2,459)	—	—
Other expense	1,094	7,286	4,175
Income tax (benefit) expense	(787)	1,508	2,872

(1)	DBSD was deconsolidated from our financial operating results effective May 15, 2009. Accordingly, our results of operations for the year ended December 31, 2010 do not include any DBSD operating activity and our results of operations for the year ended December 31, 2009 include only 4.5 months of DBSD operating activity.

General and Administrative Expenses. General and administrative expenses are primarily comprised of personnel costs, stock-based compensation, third-party legal and professional fees, satellite storage, satellite system operating expenses and general office related costs.

General and administrative expenses decreased $22.6 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. Approximately $20.9 million of this decrease was a result of the deconsolidation of DBSD effective May 15, 2009. The remaining net decrease of $1.7 million is primarily due to a $1.8 million reduction in non-cash stock-based compensation expense, reflecting the revaluation of the majority of our stock awards as a result of the deconsolidation of DBSD, and a $786,000 reduction in gateway operating expenses. The decrease is partially offset by higher employment-related expenses in the current year.

General and administrative expenses decreased $16.0 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. Approximately $19.0 million of the net decrease in general administrative expenses is directly attributable to the deconsolidation of DBSD effective May 15, 2009. The remaining $3.0 million net increase in general and administrative expenses reflects approximately $7.0 million of satellite in-orbit insurance expenses recognized in 2009 and a $2.6 million reduction in costs associated with legal matters and other professional fees (primarily substantial costs incurred in 2008 pertaining to the Boeing litigation, partially offset by costs incurred in 2009 associated with DBSD legal matters prior to deconsolidation).

Research and Development Expenses. Research and development expenses primarily consist of third-party engineering, consulting and development costs associated with technology being considered for use in the DBSD MSS/ATC System and ICO mim service and were incurred by DBSD prior to deconsolidation on May 15, 2009.

Research and development expenses decreased $1.6 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. This decrease is due to a reduction in design and development activities related to the DBSD MSS/ATC System and ICO mim service as a result of the deconsolidation of DBSD effective May 15, 2009.

Research and development expenses decreased $3.4 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. This decrease is due to a $3.1 million reduction in design and development activities related to the DBSD MSS/ATC System as a result of the deconsolidation of DBSD effective May 15, 2009 and a $325,000 reduction in costs associated with the evaluation of our MEO satellite system.

Contract Settlements. During the fourth quarter of 2010, one of our subsidiaries reached a settlement agreement with its Gateway Operator in Mexico whereby in exchange for the transfer of certain gateway equipment our subsidiary was released from approximately $15.7 million in outstanding liabilities associated with the related Gateway Operating Agreement. The equipment transferred under the settlement agreement had previously been determined to have no value for accounting purposes and we recognized a gain on contract settlement of approximately $15.7 million.

Interest Income. Interest income for the year ended December 31, 2010 was nominal and reflects interest income earned on investment of proceeds from the Rights Offering. Interest income for the year ended December 31, 2009 and 2008 is primarily attributable to interest earned on the remaining investment of proceeds from the DBSD 2009 Notes, the DBSD $40 million working capital facility due in May 2009 (“DBSD 2009 Credit Facility”) and the series of securities purchase agreements entered into during June 2008.

Interest income decreased $525,000 for year ended December 31, 2010 compared to the year ended December 31, 2009. This decrease is primarily due to a reduction in our cash, cash equivalents, and investment balances subsequent to the deconsolidation of DBSD. DBSD has been excluded from our operating results since May 15, 2009.

Interest income decreased $4.3 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. This decrease is primarily due to a reduction in our cash, cash equivalents, and investment balances prior to the deconsolidation of DBSD reflecting continued development of the DBSD MSS/ATC System and ICO mim service, as well as lower cash and investment balances subsequent to the deconsolidation of DBSD. DBSD has been excluded from our operating results since May 15, 2009 and we no longer include interest income earned on any cash and investments held by DBSD after May 15, 2009.

Interest Expense. Interest expense for the year ended December 31, 2010 consists primarily of interest costs resulting from capital lease obligations associated with certain of our MEO gateway sites. Interest expense for the years ended December 31, 2009 and 2008 is primarily comprised of interest incurred and the amortization of debt issuance costs related to the DBSD 2009 Notes and DBSD 2009 Credit Facility, amortization of the debt discount associated with the DBSD 2009 Notes, and interest costs resulting from capital lease obligations associated with certain of our MEO gateway sites.

Interest expense decreased $32.5 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. This decrease is primarily the result of the deconsolidation of DBSD. DBSD has been excluded from our operating results since May 15, 2009.

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

Gain on Deconsolidation of DBSD. During 2009, we recognized a gain of $281.0 million associated with the deconsolidation of DBSD as a result of its bankruptcy filing on May 15, 2009.

Gain on Liquidation of Subsidiaries. In December 2010, we recognized a $2.5 million net gain resulting from the substantial liquidation of certain subsidiaries that we abandoned after determining they had no future business purpose. We did not liquidate any subsidiaries during the years ended December 31, 2009 and 2008.

Other Expense. Other expense for the year ended December 31, 2010 is comprised primarily of $1.0 million of costs associated with reimbursements due to DBSD for their respective share of stock awards that ultimately failed to vest.

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

Income Tax (Benefit) Expense. Income tax benefit for the year ended December 31, 2010 is primarily due to expiration of the statute of limitations associated with previously recorded uncertain tax positions, including interest and penalties. Income tax expense for the years ended December 31, 2009 and 2008 is comprised primarily of the accrual of possible interest and penalties related to uncertain tax positions.

We are still in the development stage and continue to incur losses. The tax benefit for these losses will not be recognized until realization is more likely than not.

Liquidity and Capital Resources

Overview. Our primary expected cash needs for the next twelve months are for the ongoing operating costs associated with our MEO satellite system, professional fees associated with various legal and regulatory proceedings, and other general corporate purposes. If neither we nor J&J terminate the J&J Option prior to April 1, 2011, J&J will reimburse us for the expenses of operating the MEO satellite system with retroactive effect to January 14, 2011, until the purchase of the MEO Assets is closed or the J&J Option is terminated. Assuming J&J exercises its option, and all necessary approvals and cooperation are achieved, J&J will pay us a nominal amount of cash and warrants to acquire a 5% equity interest in the entity that owns and operates the MEO Assets going forward. If J&J does not exercise the J&J Option, DISH Network may exercise the DISH Option under which DISH Network will assume responsibility for reimbursing us for the expense of operating the MEO satellite system, but will not be required to provide us any additional consideration for the transfer of the MEO Assets.

On March 9, 2010, we completed our Rights Offering, under which rights for a total of approximately 42.9 million shares were subscribed for by rights holders. We received gross proceeds of approximately $30 million from the Rights Offering, and have cash liquidity of $20.8 million as of December 31, 2010, which is currently expected to be utilized to fund our working capital needs for at least the next twelve months. We may also use a portion of our cash to acquire or invest in other businesses or assets, which may or may not be related to our historical business activities, as well as for capital expenditures.

On March 15, 2011, we entered into an Implementation Agreement and a Restructuring Agreement with DISH Network under which DISH Network has agreed to pay us approximately $325 million for our support of DISH Network’s plan of reorganization for DBSD, certain spectrum priority rights, any distributions to us from DBSD, and the DISH Option. We expect to recognize a gain of approximately $301 million in 2011 associated with the disposition of our cost method investment in DBSD and other assets as a result of these agreements. With regards to the $325 million payment from DISH Network (i) $35 million is payable within five calendar days after the Bankruptcy Court’s approval of the Investment Agreement (the “Implementation Date”), (ii) $280 million is payable on the “Purchase Date,” which is the date upon which DISH Network, via the Tender Offer, purchases greater than 50% of the DBSD 2009 Notes, and (iii) $10 million is payable upon DBSD’s emergence from its pending Chapter 11 bankruptcy proceeding. On March 21, 2011, we received $35 million from DISH Network pursuant to the terms of the Implementation Agreement. If the Purchase Date does not occur within forty calendar days after the Implementation Date, we may accelerate all remaining amounts due from DISH Network, other than the $10 million deferred payment, upon three business days’ notice. In addition to these payments, DISH Network also agreed to indemnify us from all claims against and expenses incurred in connection with the BAS Claim (the “BAS Indemnity”). DISH Network’s payment obligations under the Implementation Agreement and the BAS Indemnity are not subject to any further court action, approvals or DBSD’s emergence from bankruptcy. On March 15, 2011, the Bankruptcy Court approved the Amended Investment Agreement between DISH Network and DBSD. We may use all or a portion of the proceeds to acquire or invest in other businesses or assets, which may or may not be related to our historical business activities.

As of December 31, 2010, we had a working capital deficit (current liabilities exceeded current assets) of approximately $33.8 million. This deficit is primarily due to our MEO gateway obligations of $50.4 million, which are classified as current liabilities due to their contractual commitments. Subject to the risks related to IHB’s involuntary insolvency proceedings, we do not anticipate these gateway obligations to require significant cash payments during the next twelve months; however, the holders of these obligations could pursue collection actions against one or more of our consolidated subsidiaries.

Cash Flows. The following table is provided to facilitate the discussion of our liquidity and capital resources for the years ended December 31, 2010 and 2009 (in thousands):

	Year ended December 31,
	2010	2009
Net cash provided by (used in):
Operating activities	$(12,173)	$(26,460)
Investing activities	(1,092)	4,295
Financing activities	29,173	(101)
Effect of foreign exchange rate changes on cash	(120)	(2,012)

Net increase (decrease) in cash and cash equivalents	15,788	(24,278)
Cash and cash equivalents—beginning of period	4,983	29,261

Cash and cash equivalents—end of period	$20,771	$4,983

Cash and cash equivalents were $20.8 million at December 31, 2010 compared to $5.0 million at December 31, 2009. This increase primarily reflects the remaining proceeds from our Rights Offering, partially offset by the incurrence of ongoing operating costs associated with our MEO satellite system, legal fees and other general corporate expenditures in 2010.

For the year ended December 31, 2010, cash used in operating activities consisted primarily of our net loss of $2.7 million adjusted for various non-cash items including: (i) a $15.7 million gain resulting from settlement of our Mexico Gateway obligation; (ii) a $4.7 million increase in accrued interest payable associated with various Gateway obligations; (iii) a $2.5 million net gain resulting from substantial liquidation of certain subsidiaries; (iv) stock-based compensation expense of $1.8 million; (v) $1.0 million in net expenses associated with reimbursements due to DBSD for their respective share of stock awards that ultimately failed to vest; and (vi) a $508,000 net increase in accounts payable and other accrued expenses in comparison to prior year. For the year ended December 31, 2009, cash used in operating activities consisted primarily of our net income of $195.5 million adjusted for various non-cash items. These non-cash items include: (i) a $281.0 million gain resulting from the deconsolidation of DBSD; (ii) $30.0 million of interest expense on the DBSD 2009 Notes paid in the form of additional notes; (iii) $7.4 million of amortization of debt issuance costs related to the DBSD 2009 Notes and DBSD 2009 Credit Facility, and amortization of debt discount allocated to the embedded beneficial conversion feature of the DBSD 2009 Notes; (iv) stock-based compensation expense of $5.1 million; and (v) $4.2 million of realized and unrealized losses related to ARS held by DBSD.

For the year ended December 31, 2010, cash used in investing activities consisted primarily of $1.0 million of payments made on behalf of affiliates. For the year ended December 31, 2009, the primary source of cash provided by investing activities was net proceeds from sales of investment securities of $12.5 million, partially offset by capital expenditures of $4.1 million associated with the DBSD MSS/ATC System and ICO mim service, and a $3.9 million reduction in cash as a result of the deconsolidation of DBSD.

For the year ended December 31, 2010, cash provided by financing activities consisted primarily of $29.2 million of proceeds from the Rights Offering, net of related costs. For the year ended December 31, 2009, cash used in financing activities consisted of $101,000 in payments of withholding taxes upon vesting of restricted stock awards.

Contractual Obligations. Our primary contractual obligations include payments and other obligations associated with our MEO satellite system. In the table below, we set forth our contractual obligations as of December 31, 2010 (in millions):

	Years ending December 31,
	Total	2011	2012-2013	2014-2015	2016 and Thereafter
Satellite system operating obligations(1)	$1.5	$1.5	$—	$—	$—
Capital lease obligations, including interest(2)	22.0	22.0	—	—	—
Operating lease obligations	2.3	1.3	1.0	—	—

Total	$25.8	$24.8	$1.0	$—	$—

(1)	We have an agreement with Intelsat to provide satellite operational services to support F2. Under this agreement, we are obligated to pay Intelsat a recurring, monthly fee associated with telemetry, tracking and control and other satellite support services. In addition to this agreement, we have commitments for other operational services related to our MEO satellite and certain MEO gateway sites. As of December 31, 2010, our satellite system operating commitments were approximately $1.5 million.

(2)	Our capital lease obligations represent future minimum payments due under capital lease commitments arising from agreements associated with certain of our MEO gateway sites. The amount of our contractual obligations as of December 31, 2010 represents principal and interest payable in accordance with the terms of the contractual agreements.

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

As of December 31, 2010, we have recorded a liability related to uncertain tax positions for income taxes, interest and penalties of $13.0 million. Settlement of this liability, including timing of future payment, if any, is currently uncertain. As a result, this amount was not included in our table of contractual obligations above.

Risks and Uncertainties

Certain risks and uncertainties that could materially affect our future results of operations or liquidity are discussed under “Item 1A. of Part I—Risk Factors” in this Form 10-K. In particular, these risks and uncertainties include, but are not limited to, the following matters:

•

Sprint is seeking to recover from ICO Global alleged Spectrum Clearing Costs that Sprint is precluded from collecting from DBSD as a result of the Chapter 11 Case. The FCC, in its BAS Relocation Ruling that was issued on September 29, 2010, specifically declined to rule on our liability for Spectrum Clearing Costs, but in so doing described circumstances under which affiliated entities might be liable for Spectrum Clearing Costs. In response to the BAS Relocation Ruling, Sprint filed the Sprint Lawsuit against us in the Eastern District of Virginia to seek recovery of Spectrum Clearing Costs. We appealed the BAS Relocation Ruling to the federal district court in Washington, D.C., and convinced the federal court in the Eastern District of Virginia to stay the Sprint Lawsuit until our appeal of the FCC ruling is resolved. We have significantly mitigated the risk of the BAS Relocation Ruling and the Sprint Lawsuit by obtaining from DISH Network the BAS Indemnity, but if DISH Network does not honor the BAS Indemnity, the cost of defending ourselves against Sprint’s claims, and the possible resulting liability, could have a material adverse impact on us.

•

We are engaged in litigation with BSSI and Boeing arising out of agreements for the development and launch of our MEO satellites. In February 2009, the Los Angeles Superior Court issued a judgment in our favor and against BSSI and Boeing for $603.2 million. The judgment consists of at least four subparts, including compensatory awards, a punitive damage award against BSSI, a punitive damage award against Boeing, and pre-judgment interest. BSSI and Boeing have appealed the judgment and all of its subparts, thereby rendering the entire award subject to the risks of appeal. We cannot predict the outcome of the appeal process. Boeing has posted the full bond required to stay enforcement of the judgment, but the existence of the bond does not entirely eliminate the risk of collection. We have previously incurred substantial costs and fees to obtain the judgment, and expect we will continue to incur substantial additional costs and fees through the ultimate resolution of the case, including a contingent obligation to pay our trial lawyers a fee equal to 3% of any recovery up to $250 million, and 5% of any recovery in excess of $250 million, less certain costs and fees paid previously. Our use of the proceeds from the litigation, if any, is uncertain at this time.

•

We have granted to J&J the option to acquire our MEO Assets. The option is subject to a number of conditions, and J&J is not obligated to exercise the option. If J&J is unable to convince BSSI to assist in completing the construction of the ten satellites in storage, or is unable to satisfactorily resolve our current regulatory challenges, it is unlikely that J&J will exercise the option. J&J’s efforts are continuing, and we are supporting those efforts by prosecuting our appeal of the Ofcom decision and our appeal of the EC Call Process and decision. If J&J does not exercise its option, and if DISH Network thereafter declines the DISH Option or opts not to exercise the DISH Option, we will divest the MEO Assets in an alternative manner, which could have a materially adverse impact on ICO Global.

•

DT has initiated involuntary bankruptcy proceedings in the Netherlands against IHB, our Netherlands subsidiary that was primarily responsible for coordinating and facilitating our gateway development globally. We are negotiating with DT to resolve its claims against IHB, but if DT attempts to hold ICO Global responsible for IHB’s obligations, we may incur fees and settlement costs.

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

As of December 31, 2010, our cash and investment portfolio consisted of both cash and money market funds, with a fair value of approximately $20.8 million. The primary objective of our investments in money market funds is to preserve principal, while maximizing returns and minimizing risk, and our policies require, at the time of purchase, that we make these investments in short-term, highly rated securities.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ICO Global Communications (Holdings) Limited and Subsidiaries

Kirkland, Washington

We have audited the accompanying consolidated balance sheets of ICO Global Communications (Holdings) Limited and subsidiaries (a development-stage enterprise) (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and changes in stockholders’ equity (deficiency in assets) for each of the three years in the period ended December 31, 2010, and for the period from February 9, 2000 (inception) to December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The Company’s financial statements for the period from February 9, 2000 (date of inception) to December 31, 2002, were audited by other auditors whose report, dated November 21, 2003 (except for the second paragraph which is dated May 15, 2006), expressed an unqualified opinion on those statements. The financial statements for the period February 9, 2000 (date of inception) to December 31, 2002, reflect a net loss of $756,209,000 of the related total for the period from February 9, 2000 (date of inception) through December 31, 2010. The other auditors’ report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, and for the period from February 9, 2000 (date of inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The Company is in the development stage as of December 31, 2010. As discussed in Note 2 to the consolidated financial statements, successful completion of the Company’s development program and, ultimately, the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to fulfill its development activities, obtaining regulatory approval, and achieving a level of sales adequate to support the Company’s cost structure.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 21, 2011, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

March 21, 2011

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

PricewaterhouseCoopers LLP

Seattle, Washington

November 21, 2003, except for the second paragraph above as to which the date is May 15, 2006

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$20,771	$4,983
Prepaid expenses and other current assets	701	1,039

Total current assets	21,472	6,022
Property in service – net of accumulated depreciation of $511 and $347, respectively	286	383
Other assets	169	253
Investment in DBSD	23,650	23,650

Total	$45,577	$30,308

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY IN ASSETS
Current liabilities:
Accounts payable	$403	$1,174
Accrued expenses	14,836	19,233
Payable to affiliates	1,292	1,292
Accrued interest	23,759	22,657
Capital lease obligations	14,948	18,385

Total current liabilities	55,238	62,741
Income tax	12,973	13,172

Total liabilities	68,211	75,913

Commitments and contingencies (Note 6)

Stockholders’ deficiency in assets:
Preferred stock, $.01 par value, 75,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.01 par value, 900,000,000 shares authorized, 258,294,712 and 213,014,265 shares issued, and 200,069,966 and 154,876,313 shares outstanding	2,583	2,130
Class B convertible common stock, $.01 par value, 150,000,000 shares authorized, 84,663,382 shares issued and 53,660,000 shares outstanding	847	847
Additional paid-in capital	2,787,533	2,756,406
Treasury stock, 58,224,746 and 58,137,952 shares of Class A common stock and 31,003,382 shares of Class B convertible common stock	(877,725)	(877,648)
Accumulated other comprehensive loss	(13,071)	(7,223)
Deficit accumulated during the development stage	(1,922,801)	(1,920,117)

Total stockholders’ deficiency in assets	(22,634)	(45,605)

Total	$45,577	$30,308

The accompanying notes are an integral part of these consolidated financial statements.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year ended December 31,			February 9, 2000 (inception) to December 31, 2010 (development stage period)
	2010	2009	2008
Operating expenses:
General and administrative	$16,186	$38,803	$54,771	$729,019
Research and development	—	1,644	5,080	83,792
Contract settlements	(15,666)	—	—	(90,621)
Impairment of property under construction	—	—	—	1,438,304
Loss on disposal of assets	—	—	17	11,117

Total operating expenses	520	40,447	59,868	2,171,611

Operating loss	(520)	(40,447)	(59,868)	(2,171,611)
Interest income	18	543	4,803	138,285
Interest expense	(4,334)	(36,795)	(41,065)	(271,939)
Gain on deconsolidation of DBSD	—	280,971	—	280,971
Gain on liquidation of subsidiaries	2,459	—	—	3,319
Other expense	(1,094)	(7,286)	(4,175)	(7,952)

Income (loss) before income taxes	(3,471)	196,986	(100,305)	(2,028,927)
Income tax benefit (expense)	787	(1,508)	(2,872)	115,858

Net income (loss) before cumulative effect of change in accounting principle	(2,684)	195,478	(103,177)	(1,913,069)
Cumulative effect of change in accounting principle	—	—	—	(1,944)

Net income (loss)	$(2,684)	$195,478	$(103,177)	$(1,915,013)

Basic income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(0.01)	$0.94	$(0.51)	$(9.56)
Cumulative effect of change in accounting principle	—	—	—	(0.01)

Basic income (loss) per share	$(0.01)	$0.94	$(0.51)	$(9.57)

Diluted income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(0.01)	$0.94	$(0.51)	$(9.56)
Cumulative effect of change in accounting principle	—	—	—	(0.01)

Diluted income (loss) per share	$(0.01)	$0.94	$(0.51)	$(9.57)

Weighted average shares outstanding used to compute basic income (loss) per share	243,480,021	207,908,805	203,259,583	200,140,556
Weighted average shares outstanding used to compute diluted income (loss) per share	243,480,021	208,169,858	203,259,583	200,140,556

The accompanying notes are an integral part of these consolidated financial statements.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year ended December 31,			February 9, 2000 (inception) to December 31, 2010 (development stage period)
	2010	2009	2008
Net income (loss)	$(2,684)	$195,478	$(103,177)	$(1,915,013)
Other comprehensive gain (loss):
Cumulative translation adjustments	(5,848)	(13,918)	2,602	(13,071)

Comprehensive income (loss)	$(8,532)	$181,560	$(100,575)	$(1,928,084)

The accompanying notes are an integral part of these consolidated financial statements.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

(In thousands, except share data)

	Year ended December 31,			February 9, 2000 (inception) to December 31, 2010 (development stage period)
	2010	2009	2008
Operating activities:
Net income (loss)	$(2,684)	$195,478	$(103,177)	$(1,915,013)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	1,794	5,072	8,463	48,313
Depreciation	110	268	521	4,630
Non-cash interest expense	—	7,374	17,957	54,638
Non-cash settlement of litigation matter	—	—	2,385	2,385
Gain on deconsolidation of DBSD	—	(280,971)	—	(280,971)
Unrealized foreign exchange (gains) losses	89	3,060	(3,211)	(5,334)
Losses on disposal of assets	—	—	17	11,117
Deferred income tax benefit	—	—	—	(103)
Impairment of property under construction	—	—	—	1,438,304
Gain on contract settlements	(15,666)	—	—	(90,621)
Gain on Nextel share-pledge derivative	—	—	—	(9,168)
Deferred tax credit	—	—	—	(121,928)
Realized losses on sale of investment securities	—	5,145	2,634	7,779
Unrealized (gains) losses on investment securities	—	(1,608)	12,297	11,378
Fair value adjustment for ARS Put Option	—	690	(5,132)	(4,442)
Amortization of capitalized gateway operator incentive	—	—	—	2,593
Cost of issuance of shares to distribution partners	—	—	—	37,440
Net gain on liquidation of subsidiaries	(2,459)	—	—	(3,319)
Other	1,052	651	—	32,276
Changes in:
Prepaid expenses and other current/non-current assets	389	4,555	(6,750)	46,576
Accounts payable	(769)	2,779	(269)	1,620
Accrued interest payable	4,694	29,741	21,082	91,783
Other accrued expenses	1,277	1,306	2,620	68,404

Net cash used in operating activities	(12,173)	(26,460)	(50,563)	(571,663)

Investing activities:
Proceeds from launch insurance	—	—	—	225,000
Debtor in possession advance in relation to Old ICO	—	—	—	(275,000)
Acquisition of net assets of Old ICO	—	—	—	(117,590)
Cash received from Old ICO at acquisition	—	—	—	107,436
Restricted cash	—	—	825	(5,074)
Purchases of satellite system under construction	—	(4,059)	(64,706)	(414,618)
Purchases of property under construction	—	—	—	(497,890)
Purchases of property in service	(67)	(14)	(386)	(3,615)
Investments in unconsolidated subsidiaries	—	(3,848)	—	(6,221)
Payments to affiliates	(1,025)	(289)	—	(1,314)
Purchases of other assets	—	—	—	(14,000)
Purchases of investment securities	—	—	(126,850)	(4,404,343)
Maturities and sales of investment securities	—	12,505	57,375	4,332,756
Maturities and sales of restricted investments	—	—	—	94,305
Purchases of restricted investments	—	—	—	(94,283)
Proceeds from contract amendments	—	—	—	44,434
Proceeds from sale of assets	—	—	—	12,106

Net cash provided by (used in) investing activities	(1,092)	4,295	(133,742)	(1,017,911)

(continued)

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows (Continued)

(In thousands, except share data)

	Year ended December 31,			February 9, 2000 (inception) to December 31, 2010 (development stage period)
	2010	2009	2008
Financing activities:
Proceeds from issuance of common stock	—	—	27,435	625,353
Proceeds from exercise of stock options	—	—	—	139
Proceeds from issuance of convertible notes	—	—	—	650,000
Convertible notes debt issuance costs	—	—	—	(29,558)
Proceeds from working capital facility	—	—	40,000	40,000
Working capital facility debt issuance costs	—	—	(2,461)	(2,461)
Proceeds from sale of subsidiary stock and stock options	—	—	—	9,920
Proceeds from Rights Offering	30,009	—	—	30,009
Rights Offering issuance costs	(770)	—	—	(770)
Payment of withholding taxes from stock awards	(66)	(101)	(159)	(1,003)
Advances from affiliates	—	—	—	324,395
Repayment of advances from affiliates	—	—	—	(324,395)
Repayment of note payable to Eagle River Investments, LLC	—	—	—	(37,500)
Repayment of operator financing	—	—	—	(5,727)
Proceeds from pledge of Nextel shares	—	—	—	351,600
Net proceeds from loan from Teledesic LLC	—	—	—	20,000
Acquisition of ICO shares from minority interest stockholder	—	—	—	(30,868)

Net cash provided by (used in) financing activities	29,173	(101)	64,815	1,619,134

Effect of foreign exchange rate changes on cash	(120)	(2,012)	2,094	(8,789)

Net increase (decrease) in cash and cash equivalents	15,788	(24,278)	(117,396)	20,771
Cash and cash equivalents—beginning of period	4,983	29,261	146,657	—

Cash and cash equivalents—end of period	$20,771	$4,983	$29,261	$20,771

Supplemental disclosures:
Income taxes paid	$2	$1	$405	$7,873
Interest paid	—	339	207	150,948
Capitalized interest	—	1,054	43,161	98,504
Supplemental disclosure of non-cash activities:
Issuance of Class A common shares in respect of investment in Ellipso, Inc.	—	—	—	6,863
Issuance of Class B common shares in respect of investment in Ellipso, Inc.	—	—	—	74
Issuance of Class A common shares in respect of investment in Constellation Communications Holdings, Inc.	—	—	—	904
Issuance of Class A common shares for settlement of litigation matter	—	—	2,385	2,385
Issuance of Class A common shares for advisory services	500	500	500	2,528
Issuance of Class A common shares for stock-based compensation	159	219	590	3,986
Payment in form of ARS as compensation for advisory services	—	500	—	500
Decrease in accrued satellite system construction payable, net of liquidated damages	—	(8,973)	(94)	—
Equipment acquired in capital lease agreements	—	—	—	42,096
Issuance of warrants for the repayment of debt	—	—	—	4,950
Interest payment on convertible debt in the form of additional notes	—	29,964	56,312	86,276
Investment in DBSD upon deconsolidation	—	23,650	—	23,650
Increase in payables to affiliates	1,025	1,582	—	2,607
The following securities of ICO arose from the acquisition of Old ICO’s net assets:
93,700,041 Class A common shares and options to acquire Class A common shares issued	—	—	—	679,873
31,003,382 Class B common shares issued	—	—	—	275,000
1,600,000 Class A common shares issued to distribution partners	—	—	—	16,720
200,000 Class A common shares committed to distribution partners	—	—	—	2,090
50,000,000 warrants issued to acquire Class A common shares	—	—	—	180,000

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

(continued)

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency in Assets)

(In thousands, except share data)

	Common stock			Additional paid-in capital	Treasury stock	Deferred stock-based compensation	Accumulated other comprehensive income (loss)	Deficit accumulated during the development stage	Total stockholders’ equity (deficiency in assets)
	Class A shares	Class B shares	Amount
Balance, December 31, 2007	145,379,431	53,660,000	$2,880	$2,752,269	$(877,489)	$—	$4,093	$(2,012,418)	$(130,665)
Issuance of Class A common stock under securities purchase agreements	7,574,416	—	76	27,360	—	—	—	—	27,436
Issuance of Class A common stock for advisory services	232,710	—	2	498	—	—	—	—	500
Issuance of Class A common stock for settlement of litigation matter	750,000	—	8	2,377	—	—	—	—	2,385
Class A shares withheld at vesting to cover income tax withholding obligations	(17,516)	—	—	—	(56)	—	—	—	(56)
Stock-based compensation and issuance of restricted stock, net of forfeitures	87,062	—	1	8,463	—	—	—	—	8,464
Other comprehensive income	—	—	—	—	—	—	2,602	—	2,602
Net loss	—	—	—	—	—	—	—	(103,177)	(103,177)

Balance, December 31, 2008	154,006,103	53,660,000	$2,967	$2,790,967	$(877,545)	$—	$6,695	$(2,115,595)	$(192,511)
Issuance of Class A common stock for advisory services	1,008,816	—	10	490	—	—	—	—	500
Class A shares withheld at vesting to cover income tax withholding obligations	(123,847)	—	—	—	(103)	—	—	—	(103)
Stock-based compensation and issuance of restricted stock, net of forfeitures	(14,759)	—	—	5,072	—	—	—	—	5,072
Deconsolidation of DBSD	—	—	—	(40,123)	—	—	(12,640)	—	(52,763)
Other comprehensive loss	—	—	—	—	—	—	(1,278)	—	(1,278)
Net income	—	—	—	—	—	—	—	195,478	195,478

Balance, December 31, 2009	154,876,313	53,660,000	$2,977	$2,756,406	$(877,648)	$—	$(7,223)	$(1,920,117)	$(45,605)
Issuance of Class A common stock for advisory services	362,947	—	4	496	—	—	—	—	500
Issuance of Class A common stock for Rights Offering, net of issuance costs	42,870,000	—	429	28,810	—	—	—	—	29,239
Issuance of Class A common stock from exercise of stock options	29,379	—	—	47	(25)	—	—	—	22
Class A shares withheld at vesting to cover income tax withholding obligations	(33,200)	—	—	—	(52)	—	—	—	(52)
Stock-based compensation and issuance of restricted stock, net of forfeitures	1,964,527	—	20	1,774	—	—	—	—	1,794
Other comprehensive income	—	—	—	—	—	—	(5,848)	—	(5,848)
Net loss	—	—	—	—	—	—	—	(2,684)	(2,684)

Balance, December 31, 2010	200,069,966	53,660,000	$3,430	$2,787,533	$(877,725)	$—	$(13,071)	$(1,922,801)	$(22,634)

(concluded)

The accompanying notes are an integral part of these consolidated financial statements.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

1. Organization and Business

Overview—ICO Global Communications (Holdings) Limited (“ICO Global”) was established in 2000 as a development stage next-generation mobile satellite service (“MSS”) operator. These consolidated financial statements include the accounts of ICO Global, a development stage enterprise, and its consolidated subsidiaries (collectively referred to as “Company”). Prior to May 15, 2009, the Company’s consolidated subsidiaries included DBSD North America, Inc. (formerly ICO North America, Inc.), and its subsidiaries (collectively referred to as “DBSD”), which are developing a next-generation hybrid mobile satellite service/ancillary terrestrial component system covering the United States and Canada that combines satellite and terrestrial communications capabilities (“MSS/ATC System”). As further discussed below, DBSD and its subsidiaries filed voluntary petitions for bankruptcy and have been deconsolidated for financial accounting and reporting purposes.

In 2001, the Company successfully launched, and currently operates, one medium earth orbit (“MEO”) satellite (“F2”). The Company also owns ten additional MEO satellites in various stages of completion, related ground station equipment, and the right to use certain C-band radio frequencies globally and S-band frequencies outside of North America (collectively, the “MEO Assets”). By late 2004, the Company had invested approximately $2.6 billion, in the aggregate, into the MEO Assets. Following the Company’s disagreements with Boeing Satellite Systems International, Inc. (“BSSI”) and the commencement of litigation in 2004 related to those disagreements (as summarized in Note 6), the Company has not advanced the development or deployment of the MEO Assets. On February 10, 2011, the Company granted to Jay & Jayendra (Pty) Ltd, a South African corporation (“J&J”) an option to purchase the MEO Assets (see Note 12).

DBSD Chapter 11 Filing—On May 15, 2009, DBSD filed for bankruptcy protection under Chapter 11 of Title 11 of the United States Bankruptcy Code (“Chapter 11 Case”) in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”). In order to exit the Chapter 11 Case successfully, DBSD is required to propose, and obtain from the Bankruptcy Court, confirmation of a plan of reorganization or liquidation that satisfies the requirements of the Bankruptcy Code. On May 30, 2009, DBSD filed its proposed joint plan of reorganization, which the Bankruptcy Court confirmed on October 26, 2009. On December 6, 2010, in response to an appeal of the confirmed plan of reorganization by Sprint Nextel Corporation (“Sprint”), the U.S. Second Circuit Court of Appeals (“Court of Appeals”) rejected the confirmed plan of reorganization because it was deemed to violate the Bankruptcy Code’s “absolute priority rule.” Subject to certain exceptions, the absolute priority rule requires payment in full to a senior class of creditors before any payments can be made to junior creditors or equity holders. The Court of Appeals remanded the Chapter 11 Case to the District Court with instructions to remand to the Bankruptcy Court for further proceedings.

DBSD responded to the Court of Appeals’ rejection of DBSD’s confirmed plan of reorganization by filing in January 2011, with the Bankruptcy Court, a modified plan of reorganization that eliminates ICO’s equity interest in the reorganized DBSD. However, in February 2011, DBSD subsequently negotiated and finalized an investment agreement with DISH Network Corporation (“DISH Network”), pursuant to which DISH Network conditionally agreed to invest more than $1 billion into the reorganized DBSD in exchange for 100% of the stock of the reorganized DBSD. Prior to the signing of the investment agreement, other parties expressed interest in acquiring DBSD, leading to a robust auction process that culminated in DISH Network increasing its offer to approximately $1.4 billion, which includes $325 million that DISH Network has agreed to pay to the Company under an implementation agreement that was signed on March 15, 2011 in connection with an amendment to the investment agreement with DBSD (see Note 12).

Due to the Chapter 11 Case, ICO Global does not have control or significant influence over the operating decisions of DBSD, and is not expected to regain control or significant influence over DBSD. Therefore, the

Company deconsolidated DBSD from its financial operating results effective May 15, 2009. ICO Global accounts for its remaining investment in DBSD as a cost method investment. See Notes 3 and 4 for a discussion of the deconsolidation and ICO Global’s accounting for its cost method investment in DBSD.

2. Development Stage Enterprise

The Company is a development stage enterprise as defined in Accounting Standards Codification (“ASC”) 915, Development Stage Entities (“ASC 915”) (formerly SFAS No. 7, Accounting and Reporting by Development Stage Enterprises), and will continue to be so unless and until it commences commercial operations. The development stage is from February 9, 2000 (inception) through December 31, 2010. The Company is not currently generating revenue from operations and it may not obtain funding necessary to fund its future working capital requirements or achieve positive cash flow from operations. The attainment of profitable operations is dependent upon future events, including obtaining adequate financing to complete development activities, and achieving a level of sales adequate to support the Company’s cost structure. As of December 31, 2010, the Company had a working capital deficit (current liabilities exceeded current assets) of approximately $33.8 million. This deficit is primarily due to MEO gateway obligations of $50.4 million (see Note 5), which are classified as current liabilities due to their contractual commitments. Except for costs and fees that may be incurred in response to the involuntary bankruptcy petition against ICO Global Communications (Holdings) BV (“IHB”) (as summarized in Note 6), the Company does not anticipate these gateway obligations to require significant cash payments during the next twelve months.

On March 9, 2010, the Company completed a rights offering (“Rights Offering”), under which a total of approximately 42.9 million subscription rights were subscribed for by stockholders. The Company received gross proceeds of approximately $30 million from the Rights Offering. On March 21, 2011, the Company received proceeds of $35 million from DISH Network pursuant to the terms of an implementation agreement between the parties. Proceeds from the Rights Offering and implementation agreement with DISH Network are currently expected to be utilized to fund the Company’s working capital needs for at least the next twelve months. The Company may also use a portion of the proceeds to acquire or invest in other businesses, products or technologies, which may or may not be related to its historical business activities. Refer to Note 7 for additional discussion of the Rights Offering and Note 12 for further discussion of the implementation agreement with DISH Network.

3. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation—The consolidated financial statements of the Company include its results of operations for the years ended December 31, 2010, 2009 and 2008, and the development stage period from February 9, 2000 (inception) to December 31, 2010. These consolidated financial statements include all of the assets, liabilities and results of operations of the Company and its subsidiaries, excluding the assets, liabilities and results of operations of DBSD subsequent to the deconsolidation of DBSD effective May 15, 2009 (see Note 4). All intercompany transactions and balances have been eliminated in consolidation. All information in these financial statements is in U.S. dollars. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

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

Use of Estimates—The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of December 31, 2010 and 2009, significant estimates were used when accounting for the Company’s investment in DBSD, income taxes, contingencies, stock-based compensation awards and foreign currency transactions. Actual results could differ from those estimates. Estimates are evaluated on an ongoing basis.

Reclassifications—For comparative purposes, the Company made certain reclassifications to prior year amounts. In 2010, the Company reclassified gains recognized upon the liquidation of certain subsidiaries which were previously reported in other expense to gain on liquidation of subsidiaries, a separate non-operating expense line item in the Consolidated Statements of Operations. The Company also reclassified these similar amounts previously reported in other to net gain on liquidation of subsidiaries, a separate line item in the Consolidated Statements of Cash Flows. These reclassifications did not affect net income (loss) or net cash used in operating activities.

Cash and Cash Equivalents—Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities from the date of purchase of 90 days or less. Cash and cash equivalents are comprised of the following (in thousands):

	December 31,
	2010	2009
Cash	$15,928	$902
Money market funds	4,843	4,081

	$20,771	$4,983

As of December 31, 2010, cash and cash equivalents included in cash and money market funds above reflect the investment of the remaining proceeds from the Rights Offering. The fair value of money market funds at December 31, 2010 and 2009 was classified as Level 1 under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) (formerly SFAS No. 157, Fair Value Measurements), as amounts were based on quoted prices available in active markets for identical investments as of the reporting date.

Investments (Trading Securities)—As of December 31, 2010 and 2009, the Company did not hold any investments in trading securities on its consolidated balance sheets. For the year ended December 31, 2009, the Company recognized realized and unrealized losses of $4.2 million associated with auction rate securities (“ARS”) held by the Company prior to the deconsolidation of DBSD. Net realized and unrealized losses are reflected as other expense on the Company’s consolidated statements of operations.

Prepaid Expenses and Other Current Assets—As of December 31, 2010 and 2009, prepaid expenses and other current assets consist primarily of prepayments related to director and officer’s insurance, prepaid rent and security deposits associated with certain of the Company’s leased facilities and prepaid satellite operating costs.

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

Other Assets—As of December 31, 2010 and December 31, 2009, other assets consist primarily of long-term security deposits associated with the Company’s leased facilities.

Impairment of Long-Lived Assets—Pursuant to ASC 360, Property, Plant and Equipment (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), the carrying values of long-lived assets are reviewed whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Management considers whether specific events have occurred in determining whether long-lived assets are impaired at each balance sheet date or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The determination of whether impairment exists is based on any excess of the carrying value over the expected future cash flows. Any resulting impairment charge is measured based on the difference between the carrying value of the asset and its fair value, as estimated using undiscounted future cash flows expected to be generated by the assets. No impairment of long-lived assets was determined as a result of the Company’s analysis as of December 31, 2010.

Debt Issuance Costs—Amortization of debt issuance costs for the years ended December 31, 2009 and 2008 was $4.0 million and $9.6 million, respectively, and was included in interest expense on the Company’s consolidated statements of operations. The Company did not incur any amortization of debt issuance costs for the year ended December 31, 2010.

Investment in DBSD—Under ASC 810, Consolidation (“ASC 810”) (formerly Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB Statement No. 51), consolidation of a majority-owned subsidiary is precluded when control, either directly or indirectly, does not rest with the majority voting interest of an entity. Bankruptcy represents a condition which can preclude consolidation or equity method accounting as control rests with the Bankruptcy Court, rather than the majority owner. As described in Note 1, DBSD filed for bankruptcy protection on May 15, 2009. Accordingly, the Company deconsolidated DBSD as of that date, and excludes the results of DBSD’s operations from the Company’s operations beginning May 15, 2009. As the Company is not expected to maintain its majority ownership interest in DBSD under any plan of reorganization, nor is the Company expected to regain significant influence or control of DBSD under any plan of reorganization, the Company is accounting for its remaining investment in DBSD as a cost method investment. The Company determines the fair value of its investment in DBSD based on the guidance in ASC 820. On a quarterly basis, the Company evaluates its cost method investment in DBSD for impairment. See Note 4 for further discussion regarding the deconsolidation of DBSD, including calculation of the resulting gain upon deconsolidation.

Fair Value of Financial Instruments—As of December 31, 2010 and 2009, the Company’s financial instruments include its cash and cash equivalents, investment in DBSD, accounts payable and certain other assets and liabilities. The Company determines the fair value of its financial instruments based on the hierarchy established by ASC 820. Refer to Note 4 for a discussion regarding the fair value of the Company’s investment in DBSD. The carrying amounts of the Company’s other financial instruments are reasonable estimates of their fair values because they are equivalent to cash or due to their short-term nature.

Accumulated Other Comprehensive Loss—As of December 31, 2010 and 2009, the Company’s accumulated other comprehensive loss consisted of cumulative translation adjustments of $13.1 million and $7.2 million, respectively.

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

Share-Based Payment —The Company records stock-based compensation in accordance with ASC 718, Compensation–Stock Compensation (“ASC 718”) (formerly SFAS No. 123 (revised 2004), Share-Based Payment). ASC 718 requires measurement of all share-based payment awards based on the estimated fair value on the date of grant and the recognition of compensation cost over the requisite service period for awards expected to vest.

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

Foreign Currency Translation and Foreign Currency Transactions—The reporting currency for the Company’s operations is U.S. dollars. The Company translates the activities of its subsidiaries with functional currencies other than the U.S. dollar at the average exchange rate prevailing during the period. Assets and liabilities denominated in foreign currencies are translated at the exchange rates prevailing at the balance sheet date. Translation adjustments resulting from these processes are recognized as a component of accumulated other comprehensive income (loss). The Company recognizes applicable cumulative translation adjustments as a component of other operating income (loss) in the period in which a subsidiary is substantially liquidated. For the year ended December 31, 2010, the Company recognized a net gain of $2.5 million resulting from the substantial liquidation of certain subsidiaries. For the years ended December 31, 2009 and 2008, there were no gains or losses resulting from the liquidation of subsidiaries.

Gains and losses on foreign currency transactions are recognized as a component of other income (expense) in the consolidated statements of operations in the period in which they occur. For the years ended December 31, 2010, 2009 and 2008, gains (losses) on intercompany foreign currency transactions of $(914,000), $9.7 million and $(16.4) million, respectively, have been excluded from net income (loss) and reported as a component of accumulated other comprehensive income (loss) due to their long-term investment nature.

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

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except share and per share data):

	Year ended December 31,
	2010	2009	2008
Net income (loss)	$(2,684)	$195,478	$(103,177)

Weighted average common shares outstanding	245,312,193	208,169,858	203,817,433
Less: weighted average unvested restricted stock awards	(1,832,171)	(261,053)	(557,850)

Shares used for computation of basic income (loss) per share(1)	243,480,021	207,908,805	203,259,583
Add back: weighted average unvested restricted stock awards	—	261,053	—

Shares used for computation of diluted income (loss) per share(1)	243,480,021	208,169,858	203,259,583

Basic income (loss) per share	$(0.01)	$0.94	$(0.51)

Diluted income (loss) per share	$(0.01)	$0.94	$(0.51)

(1)	The effect of certain stock options and warrants was anti-dilutive, and they were not included in the calculation of diluted loss per share. Anti-dilutive options and warrants totaled 17,876,183, 17,149,558 and 18,033,183 for the years ended December 31, 2010, 2009 and 2008, respectively.

4. Deconsolidation of DBSD

On May 15, 2009, DBSD filed its Chapter 11 Case. As described in Note 1, due to the Company’s loss of control of DBSD as a result of the Chapter 11 Case, the Company deconsolidated DBSD as of May 15, 2009, and the Company accounts for its investment in DBSD as a cost method investment. Accordingly, the Company excludes the results of DBSD’s operations from the Company’s operations beginning May 15, 2009.

In accordance with ASC 810, the Company recognized a gain of $281.4 million upon the deconsolidation of DBSD as described in Notes 1 and 3. This gain was determined based upon the fair value of the Company’s anticipated retained cost method investment in DBSD as of May 15, 2009 ($23.7 million) as described further below, less the carrying value of DBSD’s net assets as of May 15, 2009 (net deficit of $257.7 million). During the period from May 15, 2009 to December 31, 2009, the Company reduced its gain on deconsolidation of DBSD by $474,000 as a result of reimbursements due from ICO Global to DBSD for its respective share of expense arising from stock awards that ultimately failed to vest.

In December 2010, the Court of Appeals ruled under DBSD’s original plan of reorganization that the Company’s receipt of equity in the reorganized DBSD violated the Bankruptcy Code’s “absolute priority rule.” Due to this ruling, it was determined that an impairment indicator had occurred and the value of the Company’s ownership interest in the reorganized DBSD had been potentially impaired. Accordingly, as described further below, the Company evaluated its investment in DBSD for this event and any other impairment indicators that could have a significant adverse effect on the fair value of its ownership interest in DBSD. Based on its analysis, management concluded that there was no impairment of the Company’s investment in DBSD as the fair value of the Company’s cost method investment in DBSD was estimated to be approximately $290.0 million, which exceeds its cost basis of $23.7 million, as of December 31, 2010. The Company will continue to evaluate its cost method investment in DBSD for impairment on a quarterly basis.

As of December 31, 2010, the market comparable companies considered in prior valuations were no longer publicly traded and the Company has concluded there are no similar public companies to DBSD in the MSS industry. Therefore, the Company modified its valuation techniques in order to determine the fair value of its cost method investment in DBSD as of December 31, 2010. One valuation technique utilized by the Company was a spectrum transaction analysis, which was based upon the value of relevant spectrum auctions and transactions and evaluated the range of transaction prices/MHz POP paid in recent spectrum auctions and transactions. This provided a range of fair values for DBSD’s spectrum asset, which was considered against the range of potential amounts to be paid to DBSD’s creditors. Additionally, in connection with the DBSD bankruptcy proceedings, the Company engaged in negotiations with third parties interested in obtaining the Company’s equity interest in DBSD. The proposals and offers resulting from the negotiations provided another basis of an analysis for the Company’s determination of the fair value of DBSD. The aforementioned analyses resulted in the Company’s conclusion that the fair value of the Company’s cost method investment in DBSD exceeded its cost basis as of December 31, 2010. In March 2011, the Company reached an agreement with DISH Network whereby the Company agreed to sell its equity interest in DBSD together with certain other assets, and enter into various agreements with DISH Network in exchange for the payment of approximately $325 million (see Note 12). As the estimated value of the consideration the Company expects to receive from DISH Network for its equity interest in DBSD ($290 million) is within the range of fair values indicated by the spectrum analysis, the estimated fair value of the Company’s investment in DBSD as of December 31, 2010 was ultimately determined to be $290 million. As the Company’s determination of the fair value of its investment in DBSD at December 31, 2010 was based primarily on observable inputs, this investment has been classified as Level 2 under ASC 820.

As of December 31, 2009, the fair value of the Company’s cost method investment in DBSD was approximately $33.0 million. From May 15, 2009 through September 30, 2010, the Company determined the estimated fair value of DBSD using several valuation methods, including a market comparable analysis, a spectrum transaction analysis and a discounted cash flow model. The valuation methodologies utilized were based on both observable and unobservable inputs within the hierarchy established in ASC 820, and included certain publicly available financial and other information regarding DBSD and similar companies in the MSS industry as well as DBSD’s projected future cash flows. The market comparable analysis and spectrum analysis were based largely on Level 2 observable inputs, whereas the discounted cash flow analysis relied primarily on Level 3 unobservable inputs. The market comparable analysis was based on enterprise values of publicly traded companies that have assets, operating, and financial characteristics similar to DBSD. This analysis evaluated publicly traded companies in the MSS industry and compared them to DBSD based upon industry benchmarks. The spectrum transaction analysis was based upon the value of relevant spectrum auctions and transactions and evaluated the range of transaction prices/MHz POP paid in recent spectrum auctions and transactions. The discounted cash flow analysis approach discounts the expected future cash flows by a discount rate determined by calculating the average cost of debt and equity for publicly traded companies that are similar to DBSD. For purposes of the discounted cash flow analysis, the Company utilized DBSD’s expected future cash flows for its ICO Mobile Interactive Media (“ICO mim™”) business plan. The Company also utilized certain assumptions that market participants would use in pricing this asset, including assumptions about risk. The Company then evaluated each of these approaches, selected the results of the market comparable approach and applied a lack of marketability discount to reflect the illiquidity of the equity position relative to the public market comparables from which the value was estimated. Reliance on the market comparable approach was largely based on significant similarities between DBSD and comparable companies that offer or intend to offer MSS/ATC Systems. Each of the companies were in the development stage, operated under similar business plans and faced capital market challenges due to ongoing funding requirements in an extremely capital intensive business. As the Company’s determination of the fair value of its investment in DBSD at December 31, 2009 was based primarily on observable inputs, this investment was classified as Level 2 under ASC 820.

5. Gateway Agreements and Contract Settlements

As part of the ground infrastructure for its MEO satellite system, the Company established gateway sites in eleven countries throughout the world. Prior to 2000, the Company entered into noncancellable agreements with certain vendors (“Gateway Operators”) that own and operate ten of the Company’s eleven gateway sites. One gateway site is owned by the Company. All of the agreements provided for varying levels of support required to operate the gateway sites (“Gateway Operating Agreements”). Additionally, certain of the agreements required the repayment of certain up-front infrastructure costs incurred on the Company’s behalf (“Gateway Infrastructure Agreements”) that represent capital leases payable with initial interest rates ranging from 8.5% to 20%.

Over the past several years, the Company has suspended further construction on its MEO satellite system which has increased the likelihood that many of these gateway sites will not be utilized. As a result, nine of the ten Gateway Operators have terminated their Gateway Operating Agreements with the Company and discontinued providing the requisite level of services. Certain of the terminated agreements were settled in exchange for nominal consideration, including cash and the transfer of certain gateway assets. Certain of the terminated agreements have not been settled.

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

During the fourth quarter of 2010, a subsidiary of the Company reached a settlement agreement with its Gateway Operator in Mexico whereby in exchange for the transfer of certain gateway equipment, the Company’s subsidiary was released from approximately $15.7 million in outstanding liabilities associated with the related Gateway Operating Agreement. The equipment transferred under the settlement agreement had previously been determined to have no value for accounting purposes and the Company recognized a gain on contract settlement of approximately $15.7 million in its consolidated statement of operations in 2010.

The following table sets forth a summary of the transactions with the Company’s various Gateway Operators (in thousands):

	Year ended December 31,
	2010	2009	2008
Total gateway liability, beginning of period	$58,465	$49,966	$49,193
Expense recognized under Gateway Operating Agreements	1,087	1,960	2,085
Interest expense related to Gateway Infrastructure Agreements	4,282	3,699	3,615
Payments made to Gateway Operators	(512)	(1,009)	(1,747)
Gain recognized on Gateway contract settlements	(15,666)	—	—
Effect of changes in foreign currency exchange rates	2,792	3,849	(3,180)

Total gateway liability, end of period	$50,448	$58,465	$49,966

The following table summarizes the Company’s total gateway liability with its Gateway Operators and is included in the following line items on the consolidated balance sheets (in thousands):

	December 31,
	2010	2009
Accrued expenses	$11,741	$17,423
Accrued interest	23,759	22,657
Capital lease obligations	14,948	18,385

	$50,448	$58,465

6. Commitments and Contingencies

Satellite System Operating Commitments—The Company has an agreement with Intelsat, Ltd. (“Intelsat”) to provide satellite operational services to support the telemetry, tracking and control (“TT&C”) system of F2. Under this agreement, the Company is obligated to pay Intelsat a recurring, monthly fee associated with TT&C and other satellite support services. In addition to this agreement, the Company has commitments for operational services related to its MEO satellite system. As of December 31, 2010, the Company had satellite system operating commitments of approximately $1.5 million related to its MEO satellite system, all of which is payable in 2011.

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

The Company leases office space, a storage facility for its incomplete and unlaunched MEO satellites and certain support equipment under noncancellable rental agreements accounted for as operating leases. In addition, DBSD has lease commitments for terrestrial network sites, which were included in the Company’s operating results up until deconsolidation of DBSD on May 15, 2009. Total rental expense under operating leases for the years ended December 31, 2010, 2009 and 2008 was approximately $670,000, $767,000 and $1.7 million, respectively, and is included in general and administrative expenses in the Company’s consolidated statements of operations. Subsequent to the deconsolidation of DBSD on May 15, 2009, rental expense under operating leases is reflected net of related party expenses allocated between the Company and DBSD under a shared services arrangement.

As of December 31, 2010, future minimum payments under the Company’s lease agreements were as follows (in thousands):

	Gateway infrastructure agreements	Operating leases
2011	$22,044	$1,289
2012	—	945
2013	—	68
2014	—	—
2015	—	—

Total minimum payments	22,044	$2,302

Less amount representing interest	(7,096)

Present value of capital lease payments	14,948
Less: current portion of capital leases	(14,948)

Capital lease obligations, less current portion	$—

There were no assets recorded on the Company’s consolidated balance sheets that related to capital leases as of December 31, 2010 and 2009 due to the write down of assets in prior years associated with the Company’s Gateway Infrastructure Agreements.

Litigation—In the opinion of management, except for those matters described below and elsewhere in this report, to the extent so described, litigation, contingent liabilities and claims against the Company in the normal course of business are not expected to involve any judgments or settlements that would be materially adverse to the Company’s financial condition, results of operations or cash flows.

BSSI—In February 2009, after more than four years of litigation, the Company obtained a judgment against BSSI and The Boeing Company (“Boeing”) for approximately $603.2 million, consisting of $370.6 million of compensatory damages against BSSI and Boeing for breach of contract, fraud, negligent misrepresentation and tortious interference with contract; $29.6 million against BSSI for punitive damages; $177.0 million against Boeing for punitive damages; and $26.0 million in pre-judgment interest. Beginning January 2, 2009, post-judgment interest began to accrue on the full judgment amount at the rate of 10% per annum (simple interest).

On March 6, 2009, BSSI and Boeing appealed the trial court judgment to the California Court of Appeals. In order to stay enforcement of the judgment, Boeing posted a bond in the approximate amount of $904.0 million. In response, the Company cross-appealed the trial court’s decision to overturn the jury’s award of additional compensatory and punitive damages on its satellite pricing fraud claim against BSSI. Boeing filed its opening brief in the appellate proceedings on October 27, 2009. The Company filed its response brief and opening cross-appeal brief on March 22, 2010. BSSI and Boeing filed their reply to the Company’s brief and their response to the Company’s cross-appeal on August 10, 2010. The Company then filed its reply brief on the cross-appeal on October 29, 2010. Oral argument is anticipated to be scheduled in the second or third quarter of 2011, with a written decision expected to be issued by the appellate court within 90 days thereafter. The Company cannot predict the outcome of the appeal process.

Through December 31, 2010, the Company has incurred costs of approximately $20.7 million to prosecute and defend the BSSI Litigation, and will incur additional consulting and legal fees to complete the appeal process. If and when the trial court judgment is affirmed and non-appealable, the Company will be obligated to pay its trial lawyers an additional fee equal to 3% of any recovery up to $250.0 million, and 5% of any recovery in excess of $250.0 million, less certain costs and fees advanced to them by the Company during the course of the BSSI Litigation.

Sprint Broadcast Auxiliary Service (“BAS”) Relocation Claim—On September 29, 2010, the Federal Communications Commission (“FCC”) issued an order and declaratory ruling (“BAS Relocation Ruling”) that describes circumstances under which affiliated entities may be liable for Spectrum Clearing Costs. The Company filed an appeal to the BAS Relocation Ruling on October 12, 2010.

On December 13, 2010, Sprint filed a lawsuit against the Company in federal court in the Eastern District of Virginia (“Sprint Lawsuit”) to recover approximately $104 million of alleged Spectrum Clearing Costs. The Sprint Lawsuit is the outgrowth of Sprint’s extensive lobbying to the FCC during the summer of 2010, when Sprint sought to obtain from the FCC a proclamation that ICO Global is obligated to reimburse Sprint for DBSD’s share of Spectrum Clearing Costs. The FCC declined to issue such a proclamation, but instead issued its BAS Relocation Ruling, in which the FCC described circumstances under which affiliates of an FCC licensee may be liable for Spectrum Clearing Costs. On October 12, 2010, the Company appealed the BAS Relocation Ruling to the federal district court in Washington, D.C., but Sprint nonetheless filed the Sprint Lawsuit against the Company, premised on the argument that the BAS Relocation Ruling renders ICO Global responsible for DBSD’s share of Spectrum Clearing Costs.

On February 3, 2011, the Company filed a motion to stay the Sprint Lawsuit pending resolution of its appeal of the BAS Relocation Ruling. On February 11, 2011, the court granted the Company’s motion, which will suspend the Sprint Lawsuit until the Company’s appeal of the BAS Relocation Ruling is resolved by the federal district court in Washington, D.C. The Company is drafting its initial appellate brief in support of its appeal of the BAS Relocation Ruling detailing the reasons why the FCC exceeded its regulatory authority in issuing the BAS Relocation Ruling and further detailing the reasons why the BAS Relocation Ruling cannot be retroactively applied to the Company. Meanwhile, in March 2011, the Company entered into the Implementation Agreement with DISH Network, under which DISH Network provided the BAS Indemnity, which is an agreement to indemnify the Company from any responsibility for Spectrum Clearing Costs. In light of the BAS Indemnity, the Company does not anticipate significant additional costs or damages from the Sprint Lawsuit. Rather, the Company will cooperate with DISH Network to determine whether to continue to aggressively challenge the

BAS Relocation Ruling and the Sprint Lawsuit. We cannot predict the outcome of our appeal of the BAS Relocation Ruling or the outcome of the Sprint Lawsuit.

Deutsche Telekom AG has initiated involuntary bankruptcy proceedings against IHB—IHB is the Company’s indirect Netherlands subsidiary that was primarily responsible for coordinating and facilitating its MEO gateway development. IHB procured funding for its gateway subsidiaries, and coordinated such subsidiaries’ development of their respective gateways. In the development process, IHB and its subsidiaries incurred significant obligations to gateway partners, including Deutsche Telekom AG, its German partner (“DT”), which are reflected as liabilities in the Company’s consolidated balance sheet as of December 31, 2010. IHB and its subsidiaries have been unable to timely fulfill those obligations and, with little or no prospect for additional funding from its parent corporation, it is highly unlikely that IHB will be able to fulfill such obligations in the future. As a result, on January 12, 2011, DT filed an involuntary bankruptcy petition against IHB in the Netherland courts. If IHB is unable to convince DT to voluntarily dismiss the petition, then IHB might apply for suspension of payments, which is a pre-cursor to a voluntary liquidation. The Company does not anticipate that ICO Global will have any responsibility for IHB’s obligations, but if DT attempts to hold ICO Global responsible for IHB’s obligations, the Company may incur fees and settlement costs.

7. Stockholders’ Deficiency in Assets

Common Stock—The Company’s Restated Certificate of Incorporation authorizes two classes of common stock, Class A and Class B. The rights of the holders of shares of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Holders of shares of Class A common stock are entitled to one vote per share. Holders of shares of Class B common stock are entitled to ten votes per share. The Class B common stock is convertible at any time at the option of its holder into shares of Class A common stock. Each share of Class B common stock is convertible into one share of Class A common stock. Additionally, subject to certain exceptions, shares of Class B common stock will automatically convert into shares of Class A common stock if the shares of Class B common stock are sold or transferred. Class A common stock is not convertible. As of December 31, 2010, Eagle River Satellite Holdings, LLC (“ERSH”), Eagle River Investments, LLC (“Eagle River Investments”) Eagle River, Inc. and Eagle River Partners, LLC (“ERP”) (collectively, “Eagle River”) remains the Company’s controlling stockholder with an economic interest of approximately 33.6% and a voting interest of approximately 65.8%.

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

Under the Stock Plan, stock options by default vest and become exercisable over a four year period, with 25% vesting after one year and 1/48th vesting each month thereafter, and have generally been granted on a vesting schedule of 25% per year. Stock options generally expire 10 years after the date of grant or up to three months after termination of employment, whichever occurs earlier. Restricted stock awards vest over the corresponding service term, generally equal to two to three years. Additionally, until two years after an initial public offering by the Company, all shares acquired under the Stock Plan are subject to market standoff provisions, which prevent the sale of the shares until up to 180 days after an initial public offering of the Company’s stock.

As of December 31, 2010, a total of 20,000,000 shares of common stock have been authorized for issuance under the Stock Plan, of which 2,079,097 shares were reserved and remain available for grant. In addition, the Company has authorized 785,000 shares outside of the Stock Plan, but with similar terms and conditions as the Stock Plan, and has assumed 222,573 shares pursuant to its merger with ICO Global Limited.

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

As discussed in Note 1, DBSD filed for bankruptcy protection on May 15, 2009 and accordingly, the Company deconsolidated DBSD as of that date. The deconsolidation of DBSD resulted in a change in grantee status from employee to nonemployee, for purposes of ASC 718, for a significant number of the Company’s previously granted stock options and restricted stock awards issued to individuals who serve as employees, directors and consultants for DBSD. As a result, the fair value of unvested stock options and restricted stock awards granted to these individuals was remeasured upon the deconsolidation. Individuals who serve as employees and consultants for DBSD continue to provide substantially the same level of service for the Company as prior to deconsolidation, many of which are primarily engaged in DBSD activities. As the Company accounts for its remaining investment in DBSD as a cost method investment, such activities cannot be considered to substantially benefit the Company, and thus the Company immediately expensed $1.4 million in the second quarter of 2009, the remeasured fair value of unvested stock options and restricted stock awards granted to individuals who serve as employees, directors and consultants for DBSD. Further, these awards will be remeasured and incrementally expensed by the Company, as necessary, on a quarterly basis until the awards’ requisite service periods are completed.

For the years ended December 31, 2010, 2009 and 2008, the Company recognized non-cash stock-based compensation expense of $1.8 million, $5.1 million and $8.5 million, respectively. Stock-based compensation expense is included in general and administrative expenses in the Company’s consolidated statements of operations.

At December 31, 2010, the balance of stock-based compensation cost to be expensed in future years related to unvested share-based awards, as adjusted for expected forfeitures, is as follows (in thousands):

2011	$856
2012	492
2013	374
2014	199

$1,921

The weighted average period over which the unearned stock-based compensation expense is expected to be recognized is approximately 1.8 years.

Stock Options—The Company has granted stock options to employees, directors and consultants in connection with their service to the Company and DBSD. For the years ended December 31, 2010, 2009 and 2008, the Company recognized non-cash stock-based compensation expense of $1.4 million, $4.8 million and $6.9 million, respectively, related to its stock options.

The weighted average fair value of stock options granted during the years ended December 31, 2010, 2009 and 2008 was estimated using the Black-Scholes Model with the following assumptions:

	Year ended December 31,
	2010	2009	2008
Weighted average expected volatility	120%	122%	85%
Weighted average risk-free interest rate	2.8%	3.0%	2.5%
Expected dividend yield	0%	0%	0%
Weighted average expected term in years	6.3	6.4	6.2
Weighted average estimated fair value per option granted	$1.14	$0.71	$0.98

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

The Company’s stock option activity for the years ended December 31, 2010, 2009 and 2008 is summarized as follows:

	Number of options	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value(1) (in thousands)
Outstanding at December 31, 2007	12,572,323	$4.72
Granted	2,540,000	1.40
Cancelled or expired	(251,250)	4.28

Outstanding at December 31, 2008	14,861,073	4.16
Granted	187,500	0.78
Cancelled or forfeited	(1,071,125)	3.28

Outstanding at December 31, 2009	13,977,448	4.18
Granted	2,840,000	1.30
Exercised	(47,500)	1.01
Forfeited	(2,065,875)	3.84

Outstanding at December 31, 2010	14,704,073	$3.68	6.30	$1,301

Exercisable at December 31, 2010	10,619,948	$4.47	5.37	$311

Vested and expected to vest, December 31, 2010	14,421,116	$4.15	4.83	$880

(1)	Aggregate intrinsic value represents total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of 2010 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their stock options on the last business day of the fiscal year.

The intrinsic value of stock options exercised during the year ended December 31, 2010 was $23,000. The total fair value of options which vested during the years ended December 31, 2010, 2009 and 2008 was approximately $2.9 million, $3.1 million and $6.9 million, respectively.

The following table summarizes significant ranges of outstanding and exercisable stock options as of December 31, 2010:

	Outstanding options			Exercisable options
Range of exercise prices	Number of options	Weighted average exercise price	Weighted average remaining life (in years)	Number of options	Weighted average exercise price
$0.00—$4.00	5,075,500	$1.56	8.5	1,360,250	$2.10
$4.11—$4.25	5,995,000	4.24	5.0	5,886,250	4.25
$4.38—$5.90	3,244,000	5.12	6.0	2,983,875	5.18
$10.45—$10.92	389,573	10.71	0.1	389,573	10.71

	14,704,073	$3.68	6.3	10,619,948	$4.47

Restricted Stock Awards—The Company has granted restricted stock awards to employees and consultants in connection with their service to the Company and DBSD. For the years ended December 31, 2010, 2009 and 2008, the Company recognized non-cash stock-based compensation expense of $402,000, $286,000 and $1.6 million, respectively, related to its restricted stock awards.

In October 2007, the Company granted 580,000 shares of restricted Class A common stock to certain employees and consultants. The restricted stock awards contain performance and service conditions to encourage the attainment of key performance targets and retention of employees and consultants. Individual employees and consultants have different amounts of restricted stock awards allocated to the various performance conditions dependent on their responsibilities. The portion of restricted stock awards allocated to a particular performance condition vest 50% when that condition is achieved. After the performance condition is achieved, 25% of shares allocated to that condition vest one year after the performance condition is achieved and the remaining 25% of shares allocated to that condition vest two years after the performance condition is achieved. The total compensation cost associated with these restricted stock awards is being charged to expense over the requisite service periods. As of December 31, 2010, restricted stock awards equal to 508,061 shares have vested upon satisfaction of the respective performance and service conditions.

In December 2008, the Company granted 100,000 shares of its restricted Class A common stock to certain employees. These restricted stock awards had a grant date fair value of $108,000 and were charged to expense over the requisite service period ending January 31, 2009. The Company did not grant any restricted stock awards to its employees or consultants in 2009.

In February 2010, the Company granted 2,000,000 shares of its restricted Class A common stock to Mr. Wolff, of which 50% vest based upon achievement of certain performance objectives established by the Company’s Compensation Committee (25% in connection with resolution of the BSSI Litigation and 25% in connection with securing financing or consummating a transaction that enables the Company to use some or all of its net operating loss carry forwards (“NOLs”)), subject to an affirmative determination by the Board of Directors that the objectives have been met. These performance-based restricted stock awards had a fair value on the date of grant of $1.2 million. Compensation expense associated with these stock awards is charged to expense over the longest requisite service period upon determination of the probability of the conditions being met. The remaining 50% of the restricted shares are service-based awards and lapse in four equal annual installments. These service-based restricted stock awards had a fair value on the date of grant of $1.2 million and the compensation expense associated with these stock awards is being charged to expense over the requisite service period ending January 1, 2014.

The Company’s restricted stock award activity for the years ended December 31, 2010, 2009 and 2008 is summarized as follows:

	Number of restricted stock awards	Weighted average grant date fair value
Unvested—December 31, 2007	630,000	$4.40
Granted	100,000	1.08
Vested	(293,086)	4.36
Forfeited	(12,938)	4.46

Unvested—December 31, 2008	423,976	3.64
Vested	(261,464)	3.15
Forfeited	(14,759)	4.18

Unvested—December 31, 2009	147,753	4.46
Granted	2,000,000	1.16
Vested	(103,512)	4.46
Forfeited	(35,473)	4.46

Unvested—December 31, 2010	2,008,768	$1.17

Warrants—In connection with the initial financing of the Company upon emergence from bankruptcy, as well as the settlement of long-term debt, the Company issued warrants to purchase the Company’s Class A common stock. Each warrant contains provisions for the adjustment of the exercise price and the number of shares issuable upon the exercise of the warrant in the event of certain dilutive transactions. As of December 31, 2010, warrants to purchase a total of 3.2 million shares of the Company’s Class A common stock are outstanding, with an exercise price of $0.01 per share, and expire on December 12, 2012.

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

Tax Benefits Preservation Plan—In connection with the adoption of the Tax Benefits Preservation Plan (“Tax Benefits Plan”) as discussed in Note 8, the Board of Directors authorized and declared a dividend of one Class A Right for each outstanding share of its Class A common stock and one Class B Right for each outstanding share of its Class B common stock outstanding at the close of business on February 8, 2010, the record date (collectively referred to herein as “Rights”). Upon the occurrence of certain events, each Class A

Right entitles the registered holder to purchase from the Company one one-thousandth of a share (“Unit”) of its Series A Junior Participating Preferred Stock, par value $0.01 per share (“Series A Preferred”) and each Class B Right entitles the registered holder to purchase from the Company one Unit of its Series B Junior Participating Preferred Stock, par value $0.01 per share (“Series B Preferred”) in each case at a purchase price of $12.40 per Unit, subject to adjustment. The Rights will not be exercisable until the earlier of (i) ten business days after a public announcement that a person or group (an “Acquiring Person”) has acquired beneficial ownership of 4.9% or more of the Company’s then-outstanding securities without the approval of the Board of Directors (or such earlier date as the Board of Directors determines that a person or group has become an Acquiring Person) and (ii) ten business days after the commencement of a tender or exchange offer by a person or group for 4.9% of the Company’s securities (or such later date as determined by the Board of Directors). The Rights will expire on the earliest of: (i) January 29, 2020, (ii) the time at which the Rights are redeemed or exchanged pursuant to the Tax Benefits Plan, or (iii) the repeal of Section 382 of the Internal Revenue Code (“Section 382”) or any successor statute if the Board of Directors determines that the Tax Benefits Plan is no longer necessary for the preservation of certain tax benefits, including NOLs. After any person becomes an Acquiring Person, subject to terms and conditions of the Tax Benefits Plan, each holder of a Right, other than Rights beneficially owned by the Acquiring Person, will have the right to receive upon exercise of a Right and payment of the purchase price, that number of Units of Series A Preferred or shares of Class A common stock or Units of Series B Preferred or shares of Class B common stock, or cash, property, or other securities of the Company, subject to discretion by the Board of Directors, having a market value of two times the purchase price.

The exercise of the Rights was deemed not probable and no liability was provided for at the filing date of these financial statements.

8. Income Taxes

The components of the Company’s consolidated income (loss) before income taxes for the years ended December 31, 2010, 2009 and 2008 consist of the following (in thousands):

	Year ended December 31,
	2010	2009	2008
Income (loss) before income taxes:
United States	$(13,043)	$225,714	$(90,072)
Foreign	9,572	(28,728)	(10,233)

	$(3,471)	$196,986	$(100,305)

The Company’s income tax expense (benefit) for the years ended December 31, 2010, 2009 and 2008 consists of the following (in thousands):

	Year ended December 31,
	2010	2009	2008
Foreign—current	$(787)	$1,508	$2,872

	$(787)	$1,508	$2,872

A reconciliation of the federal statutory income tax rate of 34% to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2010	2009	2008
Statutory tax rate	(34.00)%	34.00%	(34.00)%
State income taxes	—	—	(0.75)
Permanent differences related to DBSD deconsolidation	—	(48.48)	—
Other permanent differences	0.66	—	0.30
Change in state tax rate	—	—	(14.58)
Foreign tax benefit	(597.59)	(0.03)	0.18
Capital loss on liquidation of subsidiaries	(79.06)	—	—
Change in valuation allowance	708.50	14.43	47.97
Income tax reserve	(23.89)	0.76	2.76
Imputed interest	4.58	0.15	1.05
Other	(1.87)	(0.06)	(0.07)

Effective tax rate	(22.67)%	0.77%	2.86%

The significant components of the Company’s net deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2010	December 31, 2009
Deferred tax assets:
Net operating and capital losses	$128,528	$125,930
Impaired assets/basis differences	847,583	864,074
Capitalized costs	149,250	127,166
Accrued expenses and other	20,668	24,802

	1,145,029	1,141,972
Valuation allowance	(1,130,544)	(1,126,953)

Net deferred tax assets	$15,485	$15,019

Deferred tax liabilities:
Investment in DBSD	$(15,485)	$(15,019)

Net deferred tax assets (liabilities)	$—	$—

At December 31, 2010, the Company had NOLs of approximately $353 million, which begin to expire in 2020. A capital loss carry forward of $8.1 million expires in 2015. Of the Company’s total NOLs, $46 million relate to a formerly non-controlled subsidiary. The NOLs associated with this subsidiary are subject to limitation under Section 382. The remaining NOLs could be subject to limitation under Section 382 if future stock offerings or equity transactions give rise to an ownership change as defined for purposes of Section 382. As of December 31, 2010, the Company also had California and Virginia NOLs of $32 million and $49 million, respectively. These NOLs begin to expire between 2011 and 2021. NOLs in foreign jurisdictions amount to $13.0 million. As discussed below, the Board of Directors adopted a Tax Benefits Plan designed to preserve stockholder value and the value of certain tax assets primarily associated with NOLs under Section 382.

The Company has considered all available evidence, both positive and negative, and ongoing prudent and feasible tax planning strategies to determine that, based on the weight of that evidence, a valuation allowance is needed to reduce the value of deferred tax assets to an amount that is more likely than not to be realized.

No deferred U.S. federal income taxes have been provided for the basis difference in the Company’s foreign subsidiaries. The Company no longer elects to reinvest its foreign earnings indefinitely. It is not practical to determine the amount of the additional tax that may be payable in the event these earnings are repatriated.

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

As of December 31, 2010, the Company’s liability for uncertain tax positions was $13.0 million, including $7.1 million in penalties and interest. As of December 31, 2009, the Company’s liability for uncertain tax positions was $13.2 million, including $7.3 million in penalties and interest. During the years ended December 31, 2010, 2009 and 2008, the Company recorded penalties and interest within its income tax (benefit) expense of $(565,000), $976,000 and $2.1 million, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2010	2009	2008
Total liability, beginning of period	$5,909	$5,129	$5,331
Additions for tax positions related to current year	—	—	96
Additions for tax positions related to prior years	768	780	363
Reductions for tax positions related to prior years	—	—	(661)
Reductions for expiration of statute of limitations	(760)	—	—

Total liability, end of period	$5,917	$5,909	$5,129

As of December 31, 2010, the Company had $5.9 million of tax contingencies of which $6.7 million, if fully recognized, would decrease the effective tax rate and the residual $800,000 would decrease other comprehensive income. The Company estimates a reduction in its unrecognized tax benefits of approximately $1.0 million to occur within the next twelve months due to the expiration of the statute of limitations.

The Company and its subsidiaries file income tax returns in the U.S. federal and various state and foreign jurisdictions. The Company is open to examination by U.S. federal tax jurisdictions for the years ended 2007-2010 and state jurisdictions for the years ended 2006-2010. The Company is also open to examination for the years ended 2000 and forward with respect to NOLs generated and available for carry forward from those years. The Company is open to examination by certain foreign jurisdictions for tax years 2000 forward.

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

The Board of Directors adopted the Tax Benefits Plan in an effort to help the Company preserve its ability to utilize fully its NOLs, to preserve potential future NOLs, and to thereby reduce potential future federal income tax obligations. As of December 31, 2010, the Company has substantial existing NOLs of approximately $353 million.

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

9. Employee Benefits

The Company provides its eligible employees with medical and dental benefits, insurance arrangements to cover death in service, long-term disability and personal accident, as well as a defined contribution retirement plan. For the years ended December 31, 2010, 2009 and 2008, the expense related to contributions by the Company under the defined contribution retirement plan was $140,000, $353,000 and $1 million, respectively. Subsequent to the deconsolidation of DBSD on May 15, 2009, expenses under both the Company’s and DBSD’s defined contribution retirement plans are reflected net of related party expenses allocated between the Company and DBSD under a shared services arrangement.

10. Related Parties

The Company considers its related parties to be DBSD as well as its principal shareholders and their affiliates.

DBSD—As of December 31, 2010 and December 31, 2009, the Company had net payables to affiliates of $1.3 million related to transactions arising with DBSD, including allocated employment-related costs and occupancy-related costs, and reimbursement of payments made to the Company by DBSD for their respective share of stock awards that ultimately failed to vest.

Eagle River—Eagle River is the Company’s controlling stockholder with an economic interest of approximately 33.6% and a voting interest of approximately 65.8% as of December 31, 2010. This economic interest includes one million shares of the Company’s restricted Class A common stock granted to Eagle River Investments as a stock dividend in November 2005. Eagle River Investments subsequently assigned its shares of the Company’s stock to its affiliate, ERSH.

The Company has an agreement with Eagle River, Inc. to provide advisory services to the Company. This agreement provides for the payment to Eagle River, Inc. of an annual fee of $500,000 and to reimburse Eagle River, Inc. for reasonable out-of-pocket expenses. The annual fee is payable in quarterly installments in stock or cash, at the Company’s option. During the year ended December 31, 2010, the Company issued 362,947 shares to Eagle River, Inc. as compensation for advisory services. As of December 31, 2010, the Company has elected to make substantially all payments in Class A common stock and has issued 1,829,795 shares as consideration.

During 2010, the Company also reimbursed Eagle River, Inc. $3,000 for expenses incurred on the Company’s behalf. As of December 31, 2010 and 2009, the Company owed Eagle River, Inc. approximately $69,000 and $42,000, respectively, pursuant to the advisory services agreement, which was included in accrued expenses on the Company’s consolidated balance sheets.

Effective December 15, 2010, the Company entered into an agreement with Eagle River, Inc. to provide office space and administrative support to the Company at its corporate headquarters in Kirkland, Washington. The Company had a similar agreement with Eagle River to provide office space and administrative support to the Company in Kirkland, Washington, which terminated in November 2008. Total payments made to Eagle River, Inc. under these agreements were $61,000 for the year ended December 31, 2008. No payments were made under these agreements for the year ended December 31, 2010 and 2009. As of December 31, 2010, the Company owed Eagle River, Inc. approximately $10,000 under this agreement, which was included in accounts payable on the Company’s consolidated balance sheet.

The Company entered into a loan agreement with Eagle River Investments in 2002, which was subsequently transferred to ERSH. In connection with this loan agreement, the Company issued warrants to ERSH to purchase an aggregate of three million shares of its Class A common stock at a weighted average exercise price of $0.01 per share. These warrants remain outstanding at December 31, 2010 and are exercisable through December 12, 2012.

In March 2010, Eagle River purchased an additional 18,336,985 shares of the Company’s Class A common stock under the Rights Offering discussed in Note 7.

Benjamin G. Wolff, the Company’s Chairman, Chief Executive Officer and President, is the President of ERSH, Eagle River Investments, Eagle River, Inc. and ERP, and is compensated by both the Company and Eagle River.

Clearwire Corporation—Eagle River Holdings, LLC (which, like ERSH, is ultimately beneficially owned by Craig McCaw) is a significant stockholder of Clearwire Corporation (“Clearwire”). The Company had a month-to-month agreement with Clearwire to provide office space for certain of its regulatory personnel in Washington, DC which was terminated effective March 31, 2010. Total payments made to Clearwire under this agreement were $10,000 for the year ended December 31, 2010 and $60,000 for each of the years ended December 31, 2009 and 2008. DBSD also reimburses Clearwire for utility usage at certain of Clearwire’s terrestrial towers and office space that supports its demonstration trials. Payments pursuant to these leases have been included in the Company’s operating results up until deconsolidation of DBSD on May 15, 2009. Total payments made to Clearwire under this agreement for the years ended December 31, 2009 and 2008 were $9,000 and $11,000, respectively. Mr. Wolff is the co-founder and served as co-chairman of Clearwire until February 2010. Mr. Wolff also previously served as the Chief Executive Officer of Clearwire until March 2009. In January 2011, Mr. Wolff was appointed a director of Clearwire.

Davis Wright Tremaine—Mr. Wolff is the spouse of a partner at the law firm Davis Wright Tremaine LLP (“DWT”), which provides the Company with ongoing legal services. Total payments made to DWT for the years ended December 31, 2010, 2009 and 2008 were $86,000, $359,000 and $57,000, respectively.

11. Quarterly Financial Data (Unaudited)

The following table contains selected unaudited statement of operations information for each quarter of the years ended December 31, 2010 and 2009. As discussed in Note 4, DBSD was deconsolidated as of May 15, 2009, which eliminates the results of DBSD’s operations from the Company’s operations beginning May 15, 2009. The quarterly financial data reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Unaudited quarterly results were as follows (in thousands, except per share data):

	Three months ended
	March 31,		June 30,		September 30,		December 31,
	2010	2009	2010	2009	2010	2009	2010	2009
Net income (loss)	$(4,645)	$(46,119)	$(3,803)	$255,095	$(6,238)	$(6,855)	$12,002	$(6,643)
Basic income (loss) per share	$(0.02)	$(0.22)	$(0.02)	$1.23	$(0.02)	$(0.03)	$0.05	$(0.03)
Diluted income (loss) per share	$(0.02)	$(0.22)	$(0.02)	$1.23	$(0.02)	$(0.03)	$0.05	$(0.03)

12. Subsequent Events

On February 11, 2011, the Company entered into an agreement with J&J, granting J&J an option to acquire substantially all of its remaining MEO Assets during the period from April 1, 2011 through September 1, 2011 (“J&J Option”). The J&J Option expires on or before September 1, 2011, and can be terminated by either party prior to expiration under certain circumstances. During the term of the J&J Option and closing process if the option is exercised, J&J will reimburse the Company for ongoing operating expenses that are directly related to the MEO Assets. If J&J exercises its option, its acquisition and operation of the MEO Assets will be conditioned upon certain regulatory approvals and cooperation from various governmental agencies and third parties. Assuming such approvals and cooperation are achieved, J&J will pay the Company a nominal amount of cash and warrants to acquire a 5% equity interest in the entity that would own and operate the MEO Assets going forward. In conjunction with the option grant, the Company agreed to refrain from discussing or negotiating a sale of the MEO Assets with any other party. Regardless of whether J&J exercises its option, the Company will retain responsibility for, and obtain any benefits arising from, the coordination of S-band frequencies in North America.

In addition to granting the J&J Option, the Company recently entered into an agreement with DISH Network that provides DISH Network with a contingent option to acquire the MEO Assets if J&J does not exercise the J&J Option (the “DISH Option”). The DISH Option is part of a comprehensive implementation agreement, dated March 15, 2011 (the “Implementation Agreement”), under which DISH Network has agreed to pay the Company $325 million for its support of DISH Network’s plan of reorganization for DBSD, certain spectrum priority rights, any distributions to the Company from DBSD, and the DISH Option, all as more thoroughly described below. If neither J&J nor DISH Network exercise their options to purchase the MEO Assets, the Company will likely decommission F2 and begin the process of disposing of its other remaining MEO Assets.

Pursuant to the terms of the Implementation Agreement, the Company agreed to (i) sell to DISH Network the Company’s priority spectrum rights vis-à-vis DBSD’s G1 satellite, (ii) provide DISH Network with a contingent call right on the Company’s equity interest in DBSD, exercisable in certain circumstances, subject to certain conditions, including regulatory approvals; (iii) pay over to DISH Network any distributions from DBSD or other benefits received by the Company in connection with a reorganization of DBSD; and (iv) grant DISH Network the DISH Option. In exchange for these rights and for rights provided to DISH Network under a Restructuring Support Agreement with DISH Network, dated March 15, 2011, DISH Network will pay the Company an aggregate of approximately $325 million, (i) $35 million of which is payable within five calendar days after the Bankruptcy Court’s approval of the Investment Agreement (the “Implementation Date”), (ii) $280

million of which is payable on the “Purchase Date,” which is the date upon which DISH Network, via the Tender Offer, purchases greater than 50% of the 7.5% Convertible Senior Secured Notes due 2009 issued by DBSD, and (iii) $10 million of which is payable upon DBSD’s emergence from its pending Chapter 11 bankruptcy proceeding. If the Purchase Date does not occur within forty calendar days after the Implementation Date, the Company may accelerate all remaining amounts due from DISH Network, other than the $10 million deferred payment, upon three business days’ notice. In addition to these payments, DISH Network also agreed to indemnify the Company from all claims against and expenses incurred in connection with the BAS Claim (the “BAS Indemnity”). DISH Network’s payment obligations under the Implementation Agreement and the BAS Indemnity are not subject to any further court action, approvals or DBSD’s emergence from bankruptcy.

On March 15, 2011, the Bankruptcy Court approved the Amended Investment Agreement between DISH Network and DBSD.

On March 21, 2011, the Company received $35 million from DISH Network pursuant to the terms of the Implementation Agreement.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and interim chief financial officer have evaluated our disclosure controls and procedures as of December 31, 2010 and have concluded that these disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e)) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our chief executive officer and interim chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Our internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in “Item 9A—Controls and Procedures” within this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ICO Global Communications (Holdings) Limited and Subsidiaries

Kirkland, Washington

We have audited the internal control over financial reporting of ICO Global Communications (Holdings) Limited and subsidiaries (a development-stage enterprise) (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated March 21, 2011 expressed an unqualified opinion on those consolidated financial statements and includes an emphasis of matter paragraph relating to the Company being in the development stage.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

March 21, 2011

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

(a) The information regarding our directors required by this item is incorporated by reference to the section entitled “Election of Directors” in our Proxy Statement for our 2011 Annual Meeting of Stockholders.

(b) The information regarding our executive officers required by this item is incorporated by reference to the section entitled “Executive Officers” in our Proxy Statement for our 2011 Annual Meeting of Stockholders.

(c) The information regarding our Code of Ethics required by this item is incorporated by reference to the section entitled “Election of Directors—Corporate Governance” in our Proxy Statement for our 2011 Annual Meeting of Stockholders.

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference to the section entitled “Executive Compensation” in our Proxy Statement for our 2011 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our Proxy Statement for our 2011 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Independence of the Board of Directors” in our Proxy Statement for our 2011 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the section entitled “Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement for our 2011 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report

(1)	Consolidated financial statements

The following consolidated financial statements are included in Part II, Item 8 of this report:

•	Reports of Independent Registered Public Accounting Firms

•	Consolidated Balance Sheets as of December 31, 2010 and 2009

•	Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008 and the period from February 9, 2000 (inception) to December 31, 2010 (development stage period)

•

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008 and the period from February 9, 2000 (inception) to December 31, 2010 (development stage period)

•	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008 and the period from February 9, 2000 (inception) to December 31, 2010 (development stage period)

•

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency in Assets) for the years ended December 31, 2010, 2009 and 2008 and the period from February 9, 2000 (inception) to December 31, 2010 (development stage period)

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

ICO GLOBAL COMMUNICATIONS (HOLDINGS) LIMITED
(Registrant)

Date: March 21, 2011	By:	/S/ BENJAMIN G. WOLFF
Benjamin G. Wolff Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Benjamin G. Wolff, Timothy P. Leybold and Timothy M. Dozois, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on March 21, 2011:

Signature	Title	Date

/S/ BENJAMIN G. WOLFF Benjamin G. Wolff	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 21, 2011

/S/ TIMOTHY P. LEYBOLD Timothy P. Leybold	Interim Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 21, 2011

/S/ RICHARD P. EMERSON Richard P. Emerson	Director	March 21, 2011

/S/ RICHARD P. FOX Richard P. Fox	Director	March 21, 2011

/S/ NICOLAS KAUSER Nicolas Kauser	Director	March 21, 2011

/S/ CRAIG O. MCCAW Craig O. McCaw	Director	March 21, 2011

/S/ BARRY L. ROWAN Barry L. Rowan	Director	March 21, 2011

Signature	Title	Date

/S/ R. GERARD SALEMME R. Gerard Salemme	Director	March 21, 2011

/S/ STUART M. SLOAN Stuart M. Sloan	Director	March 21, 2011

/S/ H. BRIAN THOMPSON H. Brian Thompson	Director	March 21, 2011

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	SEC File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of ICO Global Communications (Holdings) Limited	10-12G	000-52006	3.1	05/15/06

3.2	Restated Bylaws of ICO Global Communications (Holdings) Limited, as amended	10-K	001-33008	3.2	03/16/10

3.3	Certificate of Designations of the Series A Junior Participating Preferred Stock of the Company	8-K	001-33008	3.1	02/01/10

3.4	Certificate of Designations of the Series B Junior Participating Preferred Stock of the Company	8-K	001-33008	3.2	02/01/10

4.1	Form of Certificate representing ICO Class A common stock	10-12G	000-52006	4.1	05/15/06

4.2	Form of Certificate representing ICO Class B common stock	S-8	333-137707	4.5	09/26/06

4.3	Tax Benefits Preservation Plan, dated as of January 29, 2010 by and between ICO Global Communications (Holdings) Limited and BNY Mellon Shareowner Services, as Rights Agent	8-K	001-33008	4.1	02/01/10

4.4	Subscription Form and Form of Rights Certificate	8-K	001-33008	4.19	02/18/10

10.1	Advisory Services Agreement, dated November 11, 2005, between ICO and Eagle River, Inc.	10-12G	000-52006	10.3	05/15/06

10.2	Restricted Stock Grant Agreement, effective November 11, 2005, between ICO and Eagle River Investments, LLC	10-12G	000-52006	10.4	05/15/06

10.3	Registration Rights Agreement, dated April 29, 2000, between New Satco Holdings, Inc. and Eagle River Investments, LLC	10-12G	000-52006	10.5	05/15/06

10.3.1	Amendment No.1 to Registration Rights Agreement, dated April 29, 2000, between New Satco Holdings, Inc. and Eagle River Investments, LLC	8-K	001-33008	10.1	04/28/10

10.4	Registration Rights Agreement, dated July 26, 2000, between ICO-Teledesic Global Limited and CDR-Satco, LLC	10-12G	000-52006	10.6	05/15/06

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	SEC File No.	Exhibit	Filing Date

10.4.1	Amendment No.1 to Registration Rights Agreement, dated July 26, 2000, between ICO-Teledesic Global Limited and CDR-Satco, LLC	8-K	001-33008	10.2	04/28/10

10.5	Registration Rights Agreement, dated July 17, 2000, between ICO-Teledesic Global Limited and Cascade Investment, L.L.C.	10-12G	000-52006	10.7	05/15/06

10.5.1	Amendment No.1 to Registration Rights Agreement, dated July 17, 2000, between ICO-Teledesic Global Limited and Cascade Investment, L.L.C.	8-K	001-33008	10.3	04/28/10

10.6	Warrant Agreement, dated December 12, 2002, between ICO and Eagle River Investments, LLC	10-12G	000-52006	10.8	05/15/06

10.7	Registration Rights Agreement, dated December 12, 2002, between ICO and Eagle River Investments, LLC	10-12G	000-52006	10.9	05/15/06

10.7.1	Amendment No. 1 to Registration Rights Agreement, dated December 11, 2007, between ICO and Eagle River Satellite Holdings LLC	8-K	001-33008	10.1	12/17/07

10.8	Assignment of Warrants, dated December 19, 2003, among ICO, The Boeing Company and Teledesic LLC	10-12G	000-52006	10.10	05/15/06

10.9	Indemnification Agreement, dated August 11, 2000, between ICO-Teledesic Global Limited and Eagle River Investments, LLC	10-12G	000-52006	10.14	05/15/06

10.10	Indemnification Agreement, dated July 26, 2000, among ICO-Teledesic Global Limited, CDR-Satco, L.L.C., Clayton, Dubilier & Rice, Inc. and The Clayton, Dubilier & Rice Fund VI Limited Partnership	10-12G	000-52006	10.15	05/15/06

10.11	Indemnification Agreement, dated July 17, 2000, between ICO-Teledesic Global Limited and Cascade Investment, LLC	10-12G	000-52006	10.16	05/15/06

10.12+	Amended and Restated ICO Global Communications (Holdings) Limited 2000 Stock Incentive Plan	10-12G	000-52006	10.20	05/15/06

10.12.1+	ICO Global Communications (Holdings) Limited 2000 Stock Incentive Plan, As Amended and Restated effective June 15, 2007	10-Q	001-33008	10.20.1	08/14/07

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	SEC File No.	Exhibit	Filing Date

10.13+	Form of Class A Common Stock Option Agreement under ICO 2000 Stock Incentive Plan	10-12G	000-52006	10.21	05/15/06

10.14+	Form of Class B Common Stock Option Agreement under ICO 2000 Stock Incentive Plan	10-12G	000-52006	10.22	05/15/06

10.15+	Form of Restricted Stock Agreement under ICO 2000 Stock Incentive Plan	10-12G	000-52006	10.23	05/15/06

10.16+	ICO-Teledesic Global Limited 2000 Stock Incentive Plan	10-12G	000-52006	10.24	05/15/06

10.17+	Board Compensation Policy	10-Q	001-33008	10.27	05/14/07

10.18+	Employment Agreement, dated June 1, 2002, between ICO Satellite Services GP and David Bagley	10-12G	000-52006	10.29	05/15/06

10.18.1+	Amendment to Executive Employment Letter dated as of December 30, 2008 by and between ICO Satellite Services G.P. and David Bagley	8-K	001-33008	10.29.1	01/06/09

10.19+	Employment Agreement, dated June 23, 2000, between ICO Global Communications Services Inc. and Robert Day	10-12G	000-52006	10.32	05/15/06

10.19.1+	Amendment to Executive Employment Letter dated as of December 30, 2008, by and between ICO Global Communications (Holdings) Limited and Robert Day	8-K	001-33008	10.32.1	01/06/09

10.20+	Employment Letter Agreement, dated December 16, 2005, between ICO Satellite Services GP and David Zufall	10-12G	000-52006	10.34	05/15/06

10.20.1+	Amendment to Executive Employment Letter dated as of December 30, 2008 by and between ICO Satellite Services G.P. and David Zufall	8-K	001-33008	10.34.1	01/06/09

10.21	Form of Securities Purchase Agreement	8-K	001-33008	10.1	06/06/08

10.22	Form of ICO Global Communications (Holdings) Limited Indemnification Agreement	8-K	001-33008	10.1	04/07/09

10.23	Support Agreement dated May 14, 2009	8-K	001-33008	10.1	05/15/09

10.24+	Employment Letter Agreement dated February 19, 2010, between ICO and Benjamin G. Wolff	8-K	001-33008	10.1	02/23/10

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	SEC File No.	Exhibit	Filing Date

10.25+	Interim Services Agreement dated January 22, 2010, between ICO and Tatum, LLC	8-K	001-33008	10.2	02/23/10

10.26+	Engagement Letter Agreement dated May 16, 2010 between ICO, DBSD North America, Inc. and Zupancic Rathbone Law Group P.C.	8-K	001-33008	10.1	07/02/10

10.27	Implementation Agreement, dated as of March 15, 2011, between ICO Global Communications (Holdings) Limited and DISH Network Corporation	8-K	001-33008	10.2	03/17/11

10.28	Restructuring Support Agreement, dated as of March 15, 2011, between ICO Global Communications (Holdings) Limited and DISH Network Corporation	8-K	001-33008	10.3	03/17/11

21.1	List of Subsidiaries					X

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					X

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a)					X

31.2	Certification of the principal financial and accounting officer required by Rule 13a-14(a) or Rule 15d-14(a)					X

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350)					X

+	Management contract or compensatory plan or arrangement.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.