Form 10-Q
period 2011-03-31
ICO Global Communications (Holdings) LTD
filed 2011-05-06
CIK 1359555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 1, 2011, the registrant had 200,412,660 shares of Class A common stock and 53,660,000 shares of Class B common stock outstanding.

ICO GLOBAL COMMUNICATIONS (HOLDINGS) LIMITED

FORM 10-Q

For the three months ended March 31, 2011

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$51,860	$20,771
Receivable from DISH Network associated with disposition of assets	289,536	—
Prepaid expenses and other current assets	686	701

Total current assets	342,082	21,472
Property in service – net of accumulated depreciation of $549 and $511, respectively	271	286
Other assets	169	169
Investment in DBSD	—	23,650

Total	$342,522	$45,577

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY) IN ASSETS
Current liabilities:
Accounts payable	$579	$403
Accrued expenses	11,203	14,836
Payable to affiliates	743	1,292
Accrued interest	25,081	23,759
Capital lease obligations	15,055	14,948

Total current liabilities	52,661	55,238
Income tax	10,669	12,973

Total liabilities	63,330	68,211

Commitments and contingencies (Note 6)

Stockholders’ equity (deficiency) in assets:
Preferred stock, $.01 par value, 75,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.01 par value, 900,000,000 shares authorized, 258,684,520 and 258,294,712 shares issued, and 200,387,660 and 200,069,966 shares outstanding	2,587	2,583
Class B convertible common stock, $.01 par value, 150,000,000 shares authorized, 84,663,382 shares issued and 53,660,000 shares outstanding	847	847
Additional paid-in capital	2,789,494	2,787,533
Treasury stock, 58,296,860 and 58,224,746 shares of Class A common stock and 31,003,382 shares of Class B convertible common stock	(877,833)	(877,725)
Accumulated other comprehensive loss	(14,295)	(13,071)
Deficit accumulated during the development stage	(1,621,608)	(1,922,801)

Total stockholders’ equity (deficiency) in assets	279,192	(22,634)

Total	$342,522	$45,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data, unaudited)

	Three months ended March 31,		February 9, 2000 (inception) to March 31, 2011 (development stage period)
	2011	2010
Operating expenses:
General and administrative	$6,485	$4,546	$735,504
Research and development	—	—	83,792
Contract settlements	(4,735)	—	(95,356)
Impairment of property under construction	—	—	1,438,304
Loss on disposal of assets	—	—	11,117

Total operating expenses	1,750	4,546	2,173,361

Operating loss	(1,750)	(4,546)	(2,173,361)
Interest income	7	—	138,292
Interest expense	(1,079)	(1,072)	(273,018)
Gain on deconsolidation of DBSD	—	—	280,971
Gain on liquidation of subsidiaries	—	—	3,319
Gain associated with disposition of assets	300,886	—	300,886
Other income (expense)	397	(752)	(7,555)

Income (loss) before income taxes	298,461	(6,370)	(1,730,466)
Income tax benefit	2,732	1,725	118,590

Net income (loss) before cumulative effect of change in accounting principle	301,193	(4,645)	(1,611,876)
Cumulative effect of change in accounting principle	—	—	(1,944)

Net income (loss)	$301,193	$(4,645)	$(1,613,820)

Basic income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$1.20	$(0.02)	$(8.01)
Cumulative effect of change in accounting principle	—	—	(0.01)

Basic income (loss) per share	$1.20	$(0.02)	$(8.02)

Diluted income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$1.18	$(0.02)	$(8.01)
Cumulative effect of change in accounting principle	—	—	(0.01)

Diluted income (loss) per share	$1.18	$(0.02)	$(8.02)

Weighted average shares outstanding used to compute basic income (loss) per share	251,959,984	218,914,593	201,287,003
Weighted average shares outstanding used to compute diluted income (loss) per share	255,360,490	218,914,593	201,287,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, unaudited)

	Three months ended March 31,		February 9, 2000 (inception) to March 31, 2011 (development stage period)
	2011	2010
Net income (loss)	$301,193	$(4,645)	$(1,613,820)
Other comprehensive loss:
Cumulative translation adjustments	(1,224)	(803)	(14,295)

Comprehensive income (loss)	$299,969	$(5,448)	$(1,628,115)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(In thousands, except share data, unaudited)

	Three months ended March 31,		February 9, 2000 (inception) to March 31, 2011 (development stage period)
	2011	2010
Operating activities:
Net income (loss)	$301,193	$(4,645)	$(1,613,820)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	1,754	327	50,067
Depreciation	22	32	4,652
Non-cash interest expense	—	—	54,638
Non-cash settlement of litigation matter	—	—	2,385
Gain on deconsolidation of DBSD	—	—	(280,971)
Unrealized foreign exchange (gains) losses	(440)	380	(5,774)
Losses on disposal of assets	—	—	11,117
Impairment of property under construction	—	—	1,438,304
Gains associated with contract settlements	(4,735)	—	(95,356)
Gain associated with disposition of assets	(300,886)	—	(300,886)
Gain on Nextel share-pledge derivative	—	—	(9,168)
Deferred income tax credit	—	—	(122,031)
Realized losses on sales of investment securities	—	—	7,779
Unrealized losses on investment securities	—	—	11,378
Fair value adjustment for ARS Put Option	—	—	(4,442)
Amortization of capitalized Gateway Operator incentive	—	—	2,593
Cost of issuance of shares to distribution partners	—	—	37,440
Net gain on liquidation of subsidiaries	—	—	(3,319)
Other	(217)	266	32,059
Other changes in certain assets and liabilities:
Prepaid expenses and other current/non-current assets	(52)	175	46,524
Accounts payable	175	197	1,795
Accrued interest payable	860	1,346	92,643
Other accrued expenses	(1,472)	(778)	66,932

Net cash used in operating activities	(3,798)	(2,700)	(575,461)

Investing activities:
Proceeds from launch insurance	—	—	225,000
Debtor in possession advance in relation to Old ICO	—	—	(275,000)
Acquisition of net assets of Old ICO	—	—	(117,590)
Cash received from Old ICO at acquisition	—	—	107,436
Restricted cash	—	—	(5,074)
Purchases of satellite system under construction	—	—	(414,618)
Purchases of property under construction	—	—	(497,890)
Purchases of property in service	(23)	—	(3,638)
Investments in unconsolidated subsidiaries	—	—	(6,221)
Payments to affiliates	(270)	(202)	(1,584)
Purchases of other assets	—	—	(14,000)
Purchases of investment securities	—	—	(4,404,343)
Maturities and sales of investment securities	—	—	4,332,756
Purchases of restricted investments	—	—	(94,283)
Maturities and sales of restricted investments	—	—	94,305
Proceeds from contract amendments	—	—	44,434
Proceeds from sale of assets	—	—	12,106
Proceeds associated with disposition of assets	35,000	—	35,000

Net cash provided by (used in) investing activities	34,707	(202)	(983,204)

Financing activities:
Proceeds from issuance of common stock	—	—	625,353
Proceeds from exercise of stock options	48	—	187
Proceeds from issuance of convertible notes	—	—	650,000
Convertible notes debt issuance costs	—	—	(29,558)
Proceeds from working capital facility	—	—	40,000
Working capital facility debt issuance costs	—	—	(2,461)
Proceeds from sales of subsidiary stock and stock options	—	—	9,920
Proceeds from Rights Offering	—	30,009	30,009
Rights Offering issuance costs	—	(904)	(770)
Payment of withholding taxes from stock awards	(119)	(31)	(1,122)
Advances from affiliates	—	—	324,395
Repayment of advances from affiliates	—	—	(324,395)
Repayment of note payable to Eagle River	—	—	(37,500)
Repayment of operator financing	—	—	(5,727)
Proceeds from pledge of Nextel shares	—	—	351,600
Proceeds from loan from Teledesic LLC	—	—	20,000
Acquisition of ICO shares from minority interest stockholder	—	—	(30,868)

Net cash provided by (used in) financing activities	(71)	29,074	1,619,063

Effect of foreign exchange rate changes on cash	251	(258)	(8,538)

Net increase in cash and cash equivalents	31,089	25,914	51,860
Cash and cash equivalents—beginning of period	20,771	4,983	—

Cash and cash equivalents—end of period	$51,860	$30,897	$51,860

(continued)

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows (Continued)

(In thousands, except share data, unaudited)

	Three months ended March 31,		February 9, 2000 (inception) to March 31, 2011 (development stage period)
	2011	2010
Supplemental disclosures:
Income taxes paid	$—	$—	$7,873
Interest paid	—	—	150,948
Capitalized interest	—	—	98,504
Supplemental disclosures of non-cash activities:	—	—
Issuance of Class A common shares in respect of investment in Ellipso, Inc.	—	—	6,863
Issuance of Class B common shares in respect of investment in Ellipso, Inc.	—	—	74
Issuance of Class A common shares in respect of investment in Constellation Communications Holdings, Inc.	—	—	904
Issuance of Class A common shares for settlement of litigation matter	—	—	2,385
Issuance of Class A common shares for advisory services	125	125	2,653
Issuance of Class A common shares for stock-based compensation	391	26	4,377
Payment in form of ARS as compensation for advisory services	—	—	500
Equipment acquired in capital lease agreements	—	—	42,096
Issuance of warrants for the repayment of debt	—	—	4,950
Interest payment on convertible debt in the form of additional notes	—	—	86,276
Investment in DBSD upon deconsolidation	—	—	23,650
Increase (decrease) in payable to affiliates	(279)	252	2,328
The following securities of ICO arose from the acquisition of Old ICO’s net assets:
93,700,041 Class A common shares and options to acquire Class A common shares issued	—	—	679,873
31,003,382 Class B common shares issued	—	—	275,000
1,600,000 Class A common shares issued to distribution partners	—	—	16,720
200,000 Class A common shares committed to distribution partners	—	—	2,090
50,000,000 warrants issued to acquire Class A common shares	—	—	180,000

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

In 2001, the Company successfully launched, and currently operates, one medium earth orbit (“MEO”) satellite (“F2”). The Company also owns ten additional MEO satellites in various stages of completion, related ground station equipment, and the right to use certain C-band radio frequencies globally and S-band frequencies outside of North America (collectively, “MEO Assets”). By late 2004, the Company had invested approximately $2.6 billion, in the aggregate, into the MEO Assets. Following the Company’s disagreements with its satellite manufacturer, Boeing Satellite Systems International, Inc. (“BSSI”) and the commencement of litigation in 2004 related to those disagreements (as summarized in Note 6), the Company has not advanced the development or deployment of the MEO Assets. On April 6, 2011, the Company agreed to sell to Jay & Jayendra (Pty) Ltd, a South African corporation (“J&J Group”) substantially all of its MEO Assets, including the Company’s trademarks and trade names. Closing of the transaction is expected to occur following receipt of regulatory approvals and the satisfaction of certain other conditions (see Note 10). Due to the sale of the Company’s trademarks to J&J Group, the Company will propose a change to its corporate name in the near future.

DBSD Chapter 11 Filing—On May 15, 2009, DBSD filed for bankruptcy protection under Chapter 11 of Title 11 of the United States Bankruptcy Code (“Chapter 11 Case”) in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”). In order to exit the Chapter 11 Case successfully, DBSD is required to propose, and obtain from the Bankruptcy Court, confirmation of a plan of reorganization or liquidation that satisfies the requirements of the Bankruptcy Code. The Bankruptcy Court confirmed a plan of reorganization for DBSD on October 26, 2009, but the plan was not implemented because the U.S. Second Circuit Court of Appeals (“Court of Appeals”) rejected the plan on the grounds that the plan violated the Bankruptcy Code’s “absolute priority rule.” The Court of Appeals issued its decision in December 2010, at which time it remanded the Chapter 11 Case to the District Court with instructions to remand to the Bankruptcy Court for further proceedings.

DBSD responded to the Court of Appeals’ rejection of DBSD’s confirmed plan of reorganization by negotiating in February 2011 an investment agreement with DISH Network Corporation (“DISH Network”), pursuant to which DISH Network conditionally agreed to invest more than $1 billion into the reorganized DBSD in exchange for 100% of the stock of the reorganized DBSD. Prior to obtaining Bankruptcy Court approval of the investment agreement, other parties expressed interest in acquiring DBSD, leading to an auction process that culminated in DISH Network increasing its offer to approximately $1.4 billion. DISH Network’s enhanced offer was memorialized in an amended and restated investment agreement that was approved by the Bankruptcy Court on March 15, 2011 and which is referred to in this document as the “Amended Investment Agreement.”

In connection with the signing and approval of the Amended Investment Agreement, the Company granted to DISH Network a contingent option to acquire the MEO Assets if the J&J Group does not complete its purchase of the MEO Assets (“DISH Option”). The DISH Option is part of a comprehensive implementation agreement, dated March 15, 2011 (“Implementation Agreement”), under which DISH Network agreed to pay the Company approximately $325 million for the Company’s support of DISH Network’s plan of reorganization for DBSD, certain spectrum priority rights, the delivery of any distributions to the Company from DBSD, and the DISH Option (see Note 11).

Due to the Chapter 11 Case, ICO Global does not have control or significant influence over the operating decisions of DBSD, and is not expected to regain control or significant influence over DBSD. Therefore, the Company deconsolidated DBSD from its financial operating results effective May 15, 2009 and was accounting for its remaining investment in DBSD as a cost method investment. On March 15, 2011, the Company sold substantially all of its interests associated with its investment in DBSD to DISH Network. Accordingly, the Company no longer carries a cost method investment in DBSD on its condensed consolidated balance sheet as of March 31, 2011. See Notes 3 and 4 for a discussion of the deconsolidation and ICO Global’s accounting for its cost method investment in DBSD.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

2. Development Stage Enterprise

The Company is a development stage enterprise as defined in Accounting Standards Codification (“ASC”) 915, Development Stage Entities (“ASC 915”), and will continue to be so unless and until it commences commercial operations. The development stage is from February 9, 2000 (inception) through March 31, 2011. The Company is not currently generating revenue from operations and it may not obtain funding necessary to fund its future working capital requirements or achieve positive cash flow from operations. The attainment of profitable operations is dependent upon future events, including obtaining adequate financing to complete development activities, and achieving a level of sales adequate to support the Company’s cost structure.

On March 9, 2010, the Company completed a rights offering (“Rights Offering”) under which it received gross proceeds of approximately $30 million.

On March 21, 2011 and April 26, 2011, the Company received proceeds of approximately $35 million and $280 million, respectively, from DISH Network pursuant to the terms of the Implementation Agreement between the parties. Refer to Note 11 for further discussion of the Implementation Agreement.

The proceeds from the Implementation Agreement, as well as the remaining proceeds from the Rights Offering, are expected to fund the Company’s working capital needs for at least the next twelve months. The Company also intends to use these proceeds, and may incur debt, to acquire or invest in other businesses, products or technologies, which are unlikely to be related to its historical business activities.

3. Summary of Significant Accounting Policies

Interim Financial Statements—The financial information included in the accompanying condensed consolidated financial statements is unaudited and includes all adjustments, consisting of normal recurring adjustments and accruals, considered necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures have been condensed or omitted. The financial information as of December 31, 2010 is derived from the Company’s audited consolidated financial statements and notes included in Item 8 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (“2010 Form 10-K”), filed with the U.S. Securities and Exchange Commission (“SEC”) on March 22, 2011. The financial information included in this quarterly report should be read in conjunction with management’s discussion and analysis of financial condition and results of operations and the consolidated financial statements and notes included in the 2010 Form 10-K. Operating results and cash flows for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011 or any other interim period.

Use of Estimates—The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of March 31, 2011 and December 31, 2010, significant estimates were used when accounting for the Company’s investment in DBSD, income taxes, contingencies, stock-based compensation awards and foreign currency transactions. Actual results could differ from those estimates. Estimates are evaluated on an ongoing basis.

Cash and Cash Equivalents—Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities from the date of purchase of 90 days or less. Cash and cash equivalents are comprised of the following (in thousands):

	March 31, 2011	December 31, 2010
Cash	$35,015	$15,928
Money market funds	16,845	4,843

	$51,860	$20,771

As of March 31, 2011, cash and cash equivalents included in cash and money market funds above reflect the receipt of $35 million from DISH Network pursuant to the terms of the Implementation Agreement as well as the remaining proceeds from the Rights Offering. The fair value of money market funds at March 31, 2011 and December 31, 2010 was classified as Level 1 under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), as amounts were based on quoted prices available in active markets for identical investments as of the reporting date.

Receivable from DISH Network Associated with Disposition of Assets—On March 15, 2011, the Company entered into an Implementation Agreement with DISH Network, under which DISH Network agreed to pay the Company approximately $325 million for its support of DISH Network’s plan of reorganization for DBSD, certain spectrum priority rights, the delivery of any distributions to the Company from DBSD, and the DISH Option (see Note 11). On March 21, 2011, the Company received a payment of $35 million from DISH Network. This payment is the first of three anticipated payments from DISH Network pursuant to the

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Implementation Agreement. As of March 31, 2011, the Company recorded a receivable from DISH Network of approximately $290 million associated with all remaining amounts due under the Implementation Agreement. On April 26, 2011, the Company received the second payment from DISH Network of approximately $280 million pursuant to the terms of the Implementation Agreement, and will receive the final payment of $10 million from DISH Network at the earlier of (i) five days after DBSD’s emergence from its pending Chapter 11 bankruptcy proceeding, or (ii) five days after termination of the Amended Investment Agreement.

Prepaid Expenses and Other Current Assets—As of March 31, 2011 and December 31, 2010, prepaid expenses and other current assets consist primarily of prepayments related to rent and security deposits associated with certain of the Company’s leased facilities, prepaid satellite operating costs and prepaid director and officer’s insurance.

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

Other Assets—As of March 31, 2011 and December 31, 2010, other assets consist primarily of long-term security deposits associated with the Company’s leased facilities.

Impairment of Long-Lived Assets—Pursuant to ASC 360, Property, Plant and Equipment, the carrying values of long-lived assets are reviewed whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Management considers whether specific events have occurred in determining whether long-lived assets are impaired at each balance sheet date or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The determination of whether impairment exists is based on any excess of the carrying value over the expected future cash flows. Any resulting impairment charge is measured based on the difference between the carrying value of the asset and its fair value, as estimated using undiscounted future cash flows expected to be generated by the assets. No impairment of long-lived assets was determined as a result of the Company’s analysis as of March 31, 2011.

Investment in DBSD—Under ASC 810, consolidation of a majority-owned subsidiary is precluded when control, either directly or indirectly, does not rest with the majority voting interest of an entity. Bankruptcy represents a condition which can preclude consolidation or equity method accounting as control rests with the Bankruptcy Court, rather than the majority owner. As described in Note 1, DBSD filed for bankruptcy protection on May 15, 2009. Accordingly, the Company deconsolidated DBSD as of that date, and excludes the results of DBSD’s operations from the Company’s operations beginning May 15, 2009. As the Company was not expected to maintain its majority ownership interest in DBSD under any plan of reorganization, nor was the Company expected to regain significant influence or control of DBSD under any plan of reorganization, the Company was accounting for its remaining investment in DBSD as a cost method investment, and determined the fair value of its investment in DBSD based on the guidance in ASC 820. See Note 4 for further discussion regarding the deconsolidation of DBSD, including calculation of the resulting gain upon deconsolidation.

On March 15, 2011, the Company sold substantially all of its interests associated with its investment in DBSD, as well as certain interests associated with other MEO assets, to DISH Network in exchange for approximately $325 million. Accordingly, the Company no longer carries a cost method investment in DBSD on its condensed consolidated balance sheet as of March 31, 2011.

Fair Value of Financial Instruments—As of March 31, 2011, the Company’s financial instruments include its cash and cash equivalents, receivable from DISH Network associated with disposition of assets, accounts payable and certain other assets and liabilities. As of December 31, 2010, the Company’s financial instruments include its cash and cash equivalents, investment in DBSD, accounts payable and certain other assets and liabilities. The Company determines the fair value of its financial instruments based on the hierarchy established by ASC 820. Refer to Note 4 for a discussion regarding the fair value of the Company’s investment in DBSD. The carrying amounts of the Company’s other financial instruments are reasonable estimates of their fair values because they are equivalent to cash or due to their short-term nature.

Accumulated Other Comprehensive Loss—As of March 31, 2011 and December 31, 2010, the Company’s accumulated other comprehensive loss consisted of cumulative translation adjustments of $14.3 million and $13.1 million, respectively.

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

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Stock-Based Compensation—The Company records stock-based compensation in accordance with ASC 718, Compensation–Stock Compensation (“ASC 718”). ASC 718 requires measurement of all share-based payment awards based on the estimated fair value on the date of grant and the recognition of compensation cost over the requisite service period for awards expected to vest.

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

Foreign Currency Translation and Foreign Currency Transactions—The reporting currency for the Company’s operations is U.S. dollars. The Company translates the activities of its subsidiaries with functional currencies other than the U.S. dollar at the average exchange rate prevailing during the period. Assets and liabilities denominated in foreign currencies are translated at the exchange rates prevailing at the balance sheet date. Translation adjustments resulting from these processes are recognized as a component of accumulated other comprehensive income (loss). The Company recognizes applicable cumulative translation adjustments as a component of other operating income (loss) in the period in which a subsidiary is substantially liquidated. For the three months ended March 31, 2011 and 2010, there were no gains or losses resulting from the liquidation of subsidiaries.

Gains and losses on foreign currency transactions are recognized as a component of other income (expense) in the condensed consolidated statements of operations in the period in which they occur. For the three months ended March 31, 2011 and 2010, gains (losses) on intercompany foreign currency transactions of $3.3 million and $(360,000), respectively, have been excluded from net loss and reported as a component of accumulated other comprehensive loss due to their long-term investment nature.

Income (Loss) Per Share—Basic income (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is calculated by dividing loss allocable to common shareholders by the weighted average common shares outstanding plus dilutive potential common stock. Dilutive potential common stock includes unvested restricted stock awards, stock options and warrants, the dilutive effect of which is calculated using the treasury stock method. Prior to the satisfaction of vesting conditions, unvested restricted stock awards are considered contingently issuable consistent with ASC 260, Earnings per Share, and are excluded from weighted average common shares outstanding.

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except share and per share data):

	Three months ended March 31,
	2011	2010
Net income (loss)	$301,193	$(4,645)

Weighted average common shares outstanding	253,789,222	220,020,343
Less: weighted average unvested restricted stock awards	(1,829,239)	(1,105,750)

Shares used for computation of basic income (loss) per share	251,959,983	218,914,593
Add back: weighted average unvested restricted stock awards	1,829,239	—
Add back: dilutive stock option awards	1,571,268	—

Shares used for computation of diluted income (loss) per share(1)	255,360,490	218,914,593

Basic income (loss) per share	$1.20	$(0.02)

Diluted income (loss) per share	$1.18	$(0.02)

(1)	The effect of certain stock options and warrants was anti-dilutive, and they were not included in the calculation of diluted income (loss) per share. As of March 31, 2011 and 2010, anti-dilutive stock options and warrants totaled 12,132,110 and 18,544,463, respectively.

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

In March 2011, the Company reached an agreement with DISH Network whereby the Company agreed to sell its equity interest in DBSD together with certain other assets, and enter into various agreements with DISH Network in exchange for the payment of approximately $325 million (see Note 11). On March 21, 2011 and April 26, 2011, the Company received proceeds of approximately $35 million and $280 million, respectively, from DISH Network pursuant to the terms of the Implementation Agreement between the parties, and the Company expects to receive the remaining $10 million from DISH Network upon DBSD’s emergence from its pending Chapter 11 bankruptcy proceeding . As the Company sold substantially all of its interests associated with its investment in DBSD to DISH Network in March 2011, the Company no longer carries a cost method investment in DBSD on its condensed consolidated balance sheet as of March 31, 2011.

As of December 31, 2010, one of the valuation techniques utilized by the Company to determine the fair value of its cost method investment in DBSD was a spectrum transaction analysis, which was based upon the value of relevant spectrum auctions and transactions and evaluated the range of transaction prices/MHz POP paid in recent spectrum auctions and transactions. This provided a range of fair values for DBSD’s spectrum asset, which was considered against the range of potential amounts to be paid to DBSD’s creditors. Additionally, in connection with the DBSD bankruptcy proceedings, the Company engaged in negotiations with third parties interested in obtaining the Company’s equity interest in DBSD, which culminated in the Company reaching an agreement with DISH Network in March 2011 as described above. The proposals and offers resulting from the negotiations provided another basis of an analysis for the Company’s determination of the fair value of DBSD as of December 31, 2010. As the estimated value of the consideration the Company expected to receive from DISH Network for its equity interest in DBSD was within the range of fair values indicated by the spectrum analysis, the estimated fair value of the Company’s investment in DBSD as of December 31, 2010 was ultimately determined to be $290 million. As the Company’s determination of the fair value of its investment in DBSD at December 31, 2010 was based primarily on observable inputs, this investment was classified as Level 2 under ASC 820.

5. Gateway Agreements and Contract Settlements

As part of the ground infrastructure for its MEO satellite system, the Company established gateway sites in eleven countries throughout the world. Prior to 2000, the Company entered into agreements with certain vendors (“Gateway Operators”) that own and operate ten of the Company’s eleven gateway sites. One gateway site is owned by the Company. All of the agreements provided for varying levels of support required to operate the gateway sites (“Gateway Operating Agreements”). Additionally, certain of the agreements required the repayment of certain up-front infrastructure costs incurred on the Company’s behalf (“Gateway Infrastructure Agreements”) that represent capital leases payable with initial interest rates ranging from 8.5% to 20%.

Over the past several years, the Company has suspended further construction on its MEO satellite system which has increased the likelihood that many of these gateway sites will not be utilized. As a result, nine of the ten Gateway Operators have terminated their Gateway Operating Agreements with the Company and discontinued the provision of services. Certain of the terminated agreements were settled in exchange for nominal consideration, including cash and the transfer of certain gateway assets. Certain of the terminated agreements have not been settled.

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

In March 2011, the Company agreed to purchase a claim held by Deutsche Telekom AG (“DT”), its German Gateway Operator, against one of its subsidiaries. Accordingly, the Company reduced its estimated gateway liability by approximately $4.7 million as of March 31, 2011, and recorded a gain associated with contract settlement of $4.7 million in its condensed consolidated statement of operations during the first quarter of 2011. Refer to Note 6 for further discussion of the agreement with DT.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

The following table sets forth a summary of the transactions with the Company’s various Gateway Operators (in thousands):

	Three months ended March 31,
	2011	2010
Total gateway liability, beginning of period	$50,448	$58,465
Expense recognized under Gateway Operating Agreements	268	343
Interest expense related to Gateway Infrastructure Agreements	1,066	1,059
Payments made to Gateway Operators	(75)	(213)
Gain associated with Gateway contract settlement	(4,735)	—
Effect of changes in foreign currency exchange rates	368	539

Total gateway liability, end of period	$47,340	$60,193

The following table summarizes the Company’s total gateway liability with its Gateway Operators and is included in the following line items on the condensed consolidated balance sheets (in thousands):

	March 31, 2011	December 31, 2010
Accrued expenses	$7,204	$11,741
Accrued interest	25,081	23,759
Current portion of capital lease obligations	15,055	14,948

Total gateway liability	$47,340	$50,448

6. Commitments and Contingencies

Satellite System Operating Commitments—The Company has an agreement with Intelsat, Ltd. (“Intelsat”) to provide satellite operational services to support the telemetry, tracking and control (“TT&C”) system of F2. Under this agreement, the Company is obligated to pay Intelsat a recurring, monthly fee associated with TT&C and other satellite support services. In addition to this agreement, the Company has commitments for operational services related to its MEO satellite system. As of March 31, 2011, the Company had satellite system operating commitments of approximately $2.4 million related to its MEO satellite system, of which $2.0 million is payable in 2011 and $360,000 is payable in 2012.

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

The Company leases office space, a storage facility for its incomplete and unlaunched MEO satellites and certain support equipment under rental agreements accounted for as operating leases. Total rental expense under operating leases for the three months ended March 31, 2011 and 2010 was approximately $166,000 and $178,000, respectively, and is included in general and administrative expenses on the Company’s condensed consolidated statements of operations. Rental expense under operating leases is reflected net of related party expenses allocated between the Company and DBSD under a shared services arrangement.

Litigation—In the opinion of management, except for those matters described below and elsewhere in this quarterly report, to the extent so described, litigation, contingent liabilities and claims against the Company in the normal course of business are not expected to involve any judgments or settlements that would be materially adverse to the Company’s financial condition, results of operations or cash flows.

BSSI Litigation—In February 2009, after more than four years of litigation, the Company obtained a judgment against BSSI and The Boeing Company (“Boeing”) for approximately $603.2 million, consisting of $370.6 million of compensatory damages against BSSI and Boeing for breach of contract, fraud, negligent misrepresentation and tortious interference with contract; $29.6 million against BSSI for punitive damages; $177.0 million against Boeing for punitive damages; and $26.0 million in pre-judgment interest. Beginning January 2, 2009, post-judgment interest began to accrue on the full judgment amount at the rate of 10% per annum (simple interest).

On March 6, 2009, BSSI and Boeing appealed the trial court judgment to the California Court of Appeals. In order to stay enforcement of the judgment, Boeing posted a bond in the approximate amount of $904.0 million. In response, the Company cross-appealed the trial court’s decision to overturn the jury’s award of additional compensatory and punitive damages on its satellite pricing fraud claim against BSSI. Boeing filed its opening brief in the appellate proceedings on October 27, 2009. The Company filed its response brief and opening cross-appeal brief on March 22, 2010. BSSI and Boeing filed their reply to the Company’s brief and their

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

response to the Company’s cross-appeal on August 10, 2010. The Company then filed its reply brief on the cross-appeal on October 29, 2010. Oral argument is anticipated to be scheduled in the third quarter of 2011, with a written decision expected to be issued by the appellate court within 90 days thereafter. The Company cannot predict the outcome of the appeal process.

Through March 31, 2011, the Company has incurred costs of approximately $20.7 million to prosecute and defend the BSSI Litigation, and will incur additional consulting and legal fees to complete the appeal process. If and when the trial court judgment is affirmed and non-appealable, the Company will be obligated to pay its trial lawyers an additional fee equal to 3% of any recovery up to $250.0 million, and 5% of any recovery in excess of $250.0 million, less certain costs and fees advanced to them by the Company during the course of the BSSI Litigation.

Sprint Broadcast Auxiliary Service (“BAS”) Relocation Claim—On December 13, 2010, Sprint filed a lawsuit against the Company in federal court in the Eastern District of Virginia (“Sprint Lawsuit”) to recover approximately $104 million of alleged costs incurred by Sprint to relocate users from a portion of the S-band (“Spectrum Clearing Costs”). The Sprint Lawsuit is the outgrowth of Sprint’s extensive lobbying to the Federal Communications Commission (“FCC”) during the summer of 2010, when Sprint sought to obtain from the FCC a proclamation that ICO Global is obligated to reimburse Sprint for DBSD’s share of Spectrum Clearing Costs. The FCC declined to issue such a proclamation, but instead issued an order and declaratory ruling (“BAS Relocation Ruling”) on September 29, 2010, in which the FCC described circumstances under which affiliates of an FCC licensee may be liable for Spectrum Clearing Costs. On October 12, 2010, the Company appealed the BAS Relocation Ruling to the federal district court in Washington, D.C., but Sprint nonetheless filed the Sprint Lawsuit against the Company, premised on the argument that the BAS Relocation Ruling renders ICO Global responsible for DBSD’s share of Spectrum Clearing Costs.

On February 3, 2011, the Company filed a motion to stay the Sprint Lawsuit pending resolution of its appeal of the BAS Relocation Ruling. On February 11, 2011, the court granted the Company’s motion, which will suspend the Sprint Lawsuit until the Company’s appeal of the BAS Relocation Ruling is resolved by the federal district court in Washington, D.C. Meanwhile, in March 2011, the Company entered into the Implementation Agreement with DISH Network, under which DISH Network agreed to indemnify the Company from all claims against and expenses incurred in connection with Sprint’s pursuit of Spectrum Clearing Costs (“BAS Indemnity”). In light of the BAS Indemnity, the Company does not anticipate significant additional costs or damages from the Sprint Lawsuit. Rather, the Company will cooperate with DISH Network to determine whether to continue to challenge the BAS Relocation Ruling and the Sprint Lawsuit. We cannot predict the outcome of our appeal of the BAS Relocation Ruling or the outcome of the Sprint Lawsuit.

Dismissal of involuntary bankruptcy proceedings against IHB—IHB is the Company’s indirect Netherlands subsidiary that was primarily responsible for coordinating and facilitating its MEO gateway development. IHB procured funding for its gateway subsidiaries, and coordinated such subsidiaries’ development of their respective gateways. In the development process, IHB and its subsidiaries incurred significant obligations to Gateway Operators, including DT. In March 2011, the Company agreed to purchase DT’s claim against IHB. Following the purchase of DT’s claim in April 2011, the Company voluntarily dismissed the involuntary bankruptcy petition previously filed by DT against IHB in the Netherland courts.

7. Stockholders’ Equity (Deficiency) in Assets

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

As discussed in Note 1, DBSD filed for bankruptcy protection on May 15, 2009 and accordingly, the Company deconsolidated DBSD as of that date. The deconsolidation of DBSD resulted in a change in grantee status from employee to nonemployee, for purposes of ASC 718, for a significant number of the Company’s previously granted stock options and restricted stock awards issued to individuals who serve as employees, directors and consultants for DBSD. As a result, the fair value of unvested stock options and restricted stock awards granted to these individuals was remeasured upon the deconsolidation. Individuals who serve as employees and consultants for DBSD continue to provide substantially the same level of service for the Company as prior to deconsolidation, many of which are primarily engaged in DBSD activities. As the Company accounted for its remaining investment in DBSD as a cost method investment, such activities cannot be considered to substantially benefit the Company, and thus the Company immediately expensed $1.4 million in the second quarter of 2009, the remeasured fair value of unvested stock options and restricted stock awards granted to individuals who serve as employees, directors and consultants for DBSD. Further, these awards will be remeasured and incrementally expensed by the Company, as necessary, on a quarterly basis until the awards’ requisite service periods are completed.

For the three months ended March 31, 2011 and 2010, the Company recognized non-cash stock-based compensation expense of $1.8 million and $327,000, respectively. Stock-based compensation expense is included in general and administrative expenses on the Company’s condensed consolidated statements of operations.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Stock Options—The Company has granted stock options to employees, directors and consultants in connection with their service to the Company and DBSD. For the three months ended March 31, 2011 and 2010, the Company recognized non-cash stock-based compensation expense of $1.6 million and $270,000, respectively, related to its stock options.

The weighted average fair value of stock options granted during the three months ended March 31, 2011 and 2010 was estimated using the Black-Scholes Model with the following assumptions:

	Three months ended March 31,
	2011	2010
Weighted average expected volatility	114%	121%
Weighted average risk-free interest rate	2.9%	3.1%
Expected dividend yield	0%	0%
Weighted average expected term in years	6.3	6.3
Weighted average estimated fair value per option granted	$1.66	$1.02

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

In March 2011, the Company granted R. Gerard Salemme options to purchase 400,000 shares of its Class A common stock in connection with Mr. Salemme’s appointment as Chief Strategy Officer of the Company.

The Company’s stock option activity for the three months ended March 31, 2011 is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding—December 31, 2010	14,704,073	$3.68
Granted	400,000	$1.93
Exercised	(80,000)	$1.08
Forfeited	(1,613,573)	$5.98

Outstanding—March 31, 2011	13,410,500	$3.37

Exercisable—March 31, 2011	9,592,625	$4.05

Vested and expected to vest—March 31, 2011	15,184,665	$4.06

Restricted Stock Awards—The Company has granted restricted stock awards to employees and consultants in connection with their service to the Company and DBSD. For the three months ended March 31, 2011 and 2010, the Company recognized non-cash stock-based compensation expense of $186,000 and $57,000, respectively, related to its restricted stock awards.

In the fourth quarter of 2007, the Company granted 580,000 shares of restricted Class A common stock to certain employees and consultants. The restricted stock awards contain performance and service conditions to encourage the attainment of key performance targets and retention of employees and consultants. Individual employees and consultants have different amounts of restricted stock awards allocated to the various performance conditions dependent on their responsibilities. The portion of restricted stock awards allocated to a particular performance condition vest 50% when that condition is achieved. After the performance condition is achieved, 25% of shares allocated to that condition vest one year after the performance condition is achieved and the remaining 25% of shares allocated to that condition vest two years after the performance condition is achieved. The total compensation cost associated with these restricted stock awards has been charged to expense over the requisite service periods. As of March 31, 2011, these restricted stock awards are fully vested and a total of 516,829 shares have vested upon satisfaction of the respective performance and service conditions.

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

In February 2010, the Company granted 2,000,000 shares of its restricted Class A common stock to Mr. Wolff, of which 50% will vest based upon achievement of certain performance objectives established by the Company’s Compensation Committee (25% in connection with resolution of the BSSI Litigation and 25% in connection with securing financing or consummating a transaction that enables the Company to use some or all of its net operating loss carry forwards (“NOLs”)), subject to an affirmative determination by the Board of Directors that the objectives have been met. These performance-based restricted stock awards had a fair value on the date of grant of $1.2 million. Compensation expense associated with these stock awards is charged to expense over the longest requisite service period upon determination of the probability of the conditions being met. The remaining 50% of the restricted shares are service-based awards and lapse in four equal annual installments. These service-based restricted stock awards had a fair value on the date of grant of $1.2 million and the compensation expense associated with these stock awards is being charged to expense over the requisite service period ending January 1, 2014.

In March 2011, the Company granted 250,000 shares of its restricted Class A common stock to Mr. Salemme in connection with his appointment as Chief Strategy Officer of the Company. These restricted stock awards had a grant date fair value of $483,000 and are being charged to expense over the requisite service period ending March 4, 2015.

The Company’s restricted stock award activity for the three months ended March 31, 2011 is summarized as follows:

	Number of restricted stock awards	Weighted average fair value
Unvested—December 31, 2010	2,008,768	$1.17
Granted	250,000	$1.93
Vested	(258,768)	$1.27

Unvested—March 31, 2011	2,000,000	$1.26

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

8. Income Taxes

As discussed in Note 1 and Note 4, on May 15, 2009, the Company ceased to have control of DBSD and accordingly, the Company deconsolidated DBSD as of that date. Under ASC 810, when control of a subsidiary is lost, the parent derecognizes all of the assets and liabilities of the subsidiary, including deferred tax assets and liabilities. For U.S. federal tax purposes, however, the Company and DBSD will continue to be treated as an affiliated group of companies subject to consolidation until a plan of reorganization has been consummated.

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

As a result of the agreements the Company entered into with DISH Network on March 15, 2011 (see Note 10), the Company has recognized a gain on the disposition of its DBSD interest. The Company believes that all, or substantially all, of the gain or income resulting from the payments from DISH Network will be offset by its NOLs, resulting in little, if any, income tax liability.

The Company has considered all available evidence, both positive and negative, and ongoing prudent and feasible tax planning strategies to determine that, based on the weight of that evidence, a valuation allowance is needed to reduce the value of deferred tax assets to an amount that is more likely than not to be realized. The income tax benefit for the three months ended March 31, 2011 and 2010 is primarily due to expiration of the statute of limitations associated with previously recorded uncertain tax positions, including interest and penalties.

No deferred U.S. federal income taxes have been provided for the basis difference in the Company’s foreign subsidiaries. The Company no longer elects to reinvest its foreign earnings indefinitely, but it is not practical to determine the amount of the additional tax that may be payable in the event earnings, if any, are repatriated.

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

The Board of Directors adopted the Tax Benefits Plan in an effort to help the Company preserve its ability to utilize fully its NOLs, to preserve potential future NOLs, and to thereby reduce potential future federal income tax obligations. As of March 31, 2011, the Company has existing NOLs of approximately $10 million. The Company may generate substantially larger NOLs when the Company sells or otherwise disposes of its MEO satellite assets. Under the Internal Revenue Code and related Treasury Regulations, the Company may “carry forward” these NOLs in certain circumstances to offset current and future income and thus reduce its federal income tax liability, subject to certain restrictions. To the extent that the NOLs do not otherwise become limited, the Company believes that it will be able to carry forward a significant amount of NOLs, and therefore the NOLs could be a substantial asset for the Company. However, if the Company experiences an “ownership change,” as defined in Section 382, the timing of usage and its ability to use the NOLs could be significantly limited.

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

DBSD—As of March 31, 2011 and December 31, 2010, the Company had net payables to affiliates of $743,000 and $1.3 million, respectively, related to transactions arising with DBSD, including allocated employment-related costs and occupancy-related costs, and reimbursement of payments made to the Company by DBSD for their respective share of stock awards that ultimately failed to vest.

Eagle River Satellite Holdings, LLC (“ERSH”), Eagle River Investments, Eagle River, Inc. and Eagle River Partners, LLC (“ERP”)—ERSH, Eagle River Investments, Eagle River, Inc. and ERP (collectively, “Eagle River”) is the Company’s controlling stockholder with an economic interest of approximately 33.6% and a voting interest of approximately 65.7% as of March 31, 2011. In addition, Eagle River Investments holds warrants exercisable through December 12, 2012 to purchase an aggregate of three million shares of our Class A common stock at an exercise price of $0.01 per share.

The Company has an agreement with Eagle River, Inc. to provide advisory services to the Company. This agreement requires (i) payment of an annual fee of $500,000 in quarterly installments in stock or cash, at the Company’s option, and (ii) reimbursement of out-of-pocket expenses. The Company has elected to make all quarterly payments in Class A common stock. During the three months ended March 31, 2011, the Company issued 59,808 shares to Eagle River, Inc. as compensation for advisory services. As of March 31, 2011, the Company has issued a total of 1,889,603 shares as consideration. As of March 31, 2011 and December 31, 2010,

ICO Global Communications (Holdings) Limited

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

the Company owed Eagle River, Inc. approximately $42,000 and $69,000, respectively, pursuant to the advisory services agreement, which was included in accrued expenses on the Company’s condensed consolidated balance sheets.

Effective December 15, 2010, the Company subleases from Eagle River, Inc. the office space for the Company’s headquarters in Kirkland, Washington. The sublease is a pass-through agreement, pursuant to which the Company pays rent to Eagle River, Inc. and reimburses costs and expenses to Eagle River, Inc. that Eagle River, Inc. pays to its third-party landlord. The sublease expires contemporaneously with the expiration of the underlying prime lease in July 2012. Total payments made to Eagle River, Inc. under this agreement were $92,000 for the three months ended March 31, 2011. During the three months ended March 31, 2011, the Company also paid $57,000 to Eagle River, Inc. for the purchase of certain office furniture and equipment in the sub-leased space.

In March 2010, Eagle River purchased an additional 18,336,985 shares of the Company’s Class A common stock under the Rights Offering.

Benjamin G. Wolff, the Company’s Chairman, Chief Executive Officer and President, is the President of Eagle River, Inc., and is compensated by both the Company and Eagle River.

10. J&J Group Agreement

On April 6, 2011, the Company entered into an agreement to sell its MEO Assets to the J&J Group. Closing of the purchase of MEO Assets by J&J Group is conditioned upon certain regulatory approvals and cooperation from various governmental agencies. Upon the closing or termination of the sale of MEO Assets, J&J Group will reimburse the Company for ongoing operating expenses incurred since January 14, 2011which are directly related to the MEO Assets.

11. DISH Agreement

On March 15, 2011, the Company entered into an Implementation Agreement with DISH Network, under which DISH Network agreed to pay the Company approximately $325 million for its support of DISH Network’s plan of reorganization for DBSD, certain spectrum priority rights, the delivery of any distributions to the Company from DBSD, and the DISH Option, all as more thoroughly described below. The Bankruptcy Court also approved the Amended Investment Agreement between DISH Network and DBSD on March 15, 2011.

Pursuant to the terms of the Implementation Agreement, the Company agreed to (i) sell to DISH Network the Company’s priority spectrum rights vis-à-vis DBSD’s G1 satellite, (ii) provide DISH Network with a contingent call right on the Company’s equity interest in DBSD, exercisable in certain circumstances, subject to certain conditions, including regulatory approvals; (iii) pay over to DISH Network any distributions from DBSD or other benefits received by the Company in connection with a reorganization of DBSD; and (iv) grant DISH Network the DISH Option. In exchange for these rights and for rights provided to DISH Network under a Restructuring Support Agreement with DISH Network, dated March 15, 2011, DISH Network will pay the Company an aggregate of approximately $325 million, (i) $35 million of which was paid on March 23, 2011 (the “Implementation Date”), (ii) approximately $280 million of which was paid on April 26, 2011, and (iii) $10 million of which is payable at the earlier of (a) five days after DBSD’s emergence from its pending Chapter 11 bankruptcy proceeding, or (b) five days after termination of the Amended Investment Agreement. In addition to these payments, DISH Network also provided to the Company the BAS Indemnity. DISH Network’s payment obligations under the Implementation Agreement and the BAS Indemnity are not subject to any further court action or approvals.

The Company recognized a gain of approximately $301 million in the first quarter of 2011 associated with the disposition of its cost method investment in DBSD and other assets as a result of the agreements described above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying notes included elsewhere in this quarterly report and the audited consolidated financial statements and notes included in our 2010 Form 10-K.

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

Overview

We were formed in 2000 as a development stage next-generation MSS operator. We have one MEO satellite in orbit, F2, and have ten additional MEO satellites in various stages of completion. Prior to the commencement of the BSSI Litigation in 2004, we had invested approximately $2.6 billion into our MEO satellite system. By the end of 2004, with the BSSI Litigation underway, we suspended any further development or construction of our MEO satellites and adjusted to zero the value of our MEO Assets. Since that time, we have conducted an extensive review of potential opportunities to deploy or divest the MEO Assets. Deployment or divestiture has been complicated by the fact that assistance is likely needed from BSSI to complete the satellites that we have in storage, and further challenged by the ongoing attempts by various regulatory agencies to terminate certain international spectrum rights previously allocated to us.

In light of these challenges, on April 6, 2011, we agreed to sell the MEO Assets to J&J Group. The closing of J&J Group’s acquisition of the MEO Assets is conditioned upon certain regulatory approvals and cooperation from various governmental agencies, as discussed below.

As part of our Implementation Agreement with DISH Network, we granted to DISH Network the DISH Option, which is a contingent “back-up” option to acquire the MEO Assets in the event the sale of the MEO Assets to J&J Group does not close as anticipated. The DISH Option is part of a comprehensive package of consideration that we agreed to provide to DISH Network in exchange for approximately $325 million, of which DISH Network has paid us approximately $315 million as April 26, 2011.

If closing of the J&J Group transaction fails to occur by November 1, 2011, and DISH Network does not exercise its option to purchase the MEO Assets within 10 days thereafter, we expect to decommission F2 and complete the process of disposing of our other remaining MEO Assets.

Consistent with the terms of our agreements with J&J Group and DISH Network, DBSD will receive from us the benefit of certain spectrum priority rights over parts of North America (“Priority Rights”) and coordination commitments related to S-band frequencies in North America, so long as the ICO-P filing is recorded in the ITU Master Registry. The Priority Rights are more fully described in the license agreement that we signed as part of the Implementation Agreement with DISH Network, and include a continuing obligation to coordinate the operation of our MEO system with DBSD’s operation of its GEO satellite system.

We continue to aggressively defend the appeal of the $603.2 million judgment for breach of contract and fraud that we obtained against BSSI and Boeing in January 2009. All briefing has been completed at the California Court of Appeals, and we are waiting for the court to schedule oral argument. Due to delays in the court’s docket, we now anticipate that oral argument will be scheduled in the third quarter of 2011, with a written decision expected within 90 days thereafter. After we receive a decision from the California Court of Appeals, either we or Boeing may request further appeal to the California Supreme Court or the United States Supreme Court, although neither court is obligated to grant further appeal. We cannot predict the timing or outcome of the appeal process.

As a result of the Implementation Agreement and Restructuring Support Agreement that we entered into with DISH Network on March 15, 2011, we have recognized a gain on the disposition of our DBSD interest. We believe that all or substantially all of the gain or income resulting from the payments from DISH Network will be offset by our NOLs, resulting in little, if any, income tax liability.

Even with the proceeds from our agreements with DISH Network, and with any proceeds from our judgment against BSSI and Boeing, we will remain a development stage enterprise. However, we will actively explore ways to leverage such proceeds to capitalize on our actual and potential tax losses. Our exploration is likely to result in the acquisition or investment in assets or businesses that are unrelated to our historical assets or business.

Critical Accounting Policies

Critical accounting policies require difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The judgments and uncertainties affecting the application of these policies include significant estimates and assumptions made by us using information available at the time the estimates are made. Actual results could differ materially from those estimates. Our critical accounting policies involve judgments associated with our accounting for the fair value of financial instruments (including our previous investment in DBSD), asset impairment, contract settlements, stock-based compensation, income taxes and contingencies. There have been no significant changes to our critical accounting policies disclosed in our 2010 Form 10-K.

Results of Operations

The following table is provided to facilitate the discussion of our results of operations for the three months ended March 31, 2011 and 2010 (in thousands):

	Three months ended March 31,
	2011	2010
General and administrative expenses	$6,485	$4,546
Contract settlements	(4,735)	—
Interest income	(7)	—
Interest expense	1,079	1,072
Gain associated with disposition of assets	(300,886)	—
Other (income) expense	(397)	752
Income tax benefit	(2,732)	(1,725)

General and Administrative Expenses. General and administrative expenses are primarily comprised of personnel costs, stock-based compensation, legal and professional fees, satellite storage, satellite system operating expenses and general office related costs.

General and administrative expenses increased $1.9 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase was primarily due to higher non-cash stock-based compensation expense of $1.4 million, higher other employment related costs of $329,000 and a $212,000 increase in legal and other professional expense in the current year.

Contract Settlements. During the first quarter of 2011, we recognized a $4.7 million gain associated with a reduction of our estimated liability for gateway obligations as a result of our agreement to purchase DT’s claim against one of our subsidiaries.

Interest Expense. Interest expense for the three months ended March 31, 2011 and 2010 consists primarily of interest costs resulting from capital lease obligations associated with certain of our MEO gateway sites.

Gain Associated with Disposition of Assets. During the first quarter of 2011, we recognized a $301 million gain associated with the disposition of our cost method investment in DBSD and certain other assets pursuant to the various agreements entered into with Dish Network on March 15, 2011.

Other (Income) Expense. Other income for the three months ended March 31, 2011 is comprised primarily of gains on foreign currency transactions of $433,000. Other expense for the three months ended March 31, 2010 is comprised primarily of losses on foreign currency transactions of $387,000 and $365,000 of expense associated with reimbursements due to DBSD for their respective share of stock awards that ultimately failed to vest.

Income Tax Benefit. Income tax benefit for the three months ended March 31, 2011 and 2010 is primarily due to expiration of the statute of limitations associated with previously recorded uncertain tax positions, including interest and penalties.

We are still in the development stage and continue to incur losses. The tax benefit for these losses will not be recognized until realization is more likely than not.

Liquidity and Capital Resources

Overview. As of March 31, 2011, we had cash liquidity of $51.9 million, and in April 2011, we received an additional $280 million from DISH Network pursuant to the Implementation Agreement. These funds, together with the remaining proceeds from the Rights Offering, are currently expected to be utilized to fund our working capital needs for at least the next twelve months. Our primary expected cash needs for the next twelve months are for the ongoing operating costs associated with our MEO satellite system, professional fees associated with various legal and regulatory proceedings, and other general corporate purposes. We also expect to use our cash, and may incur debt, to acquire or invest in other businesses or assets, which are unlikely to be related to our historical business activities.

On April 6, 2011, we agreed to sell our MEO Assets to J&J Group. Closing of the sale is conditioned upon certain regulatory approvals and cooperation from various governmental agencies. Upon the closing or termination of the sale of MEO Assets, J&J Group will reimburse us for ongoing operating expenses incurred since January 14, 2011 which are directly related to the MEO Assets.

If the anticipated sale of MEO Assets to J&J Group does not close or is terminated by November 1, 2011, DISH Network may exercise the DISH Option, under which DISH Network will assume responsibility for ongoing operating expenses directly related to the MEO Assets which are incurred subsequent to the exercise of the DISH option, but will not be required to provide us any additional consideration for the transfer of the MEO Assets.

On March 15, 2011, we entered into the Implementation Agreement and Restructuring Agreement with DISH Network under which DISH Network has agreed to pay us approximately $325 million for our support of DISH Network’s plan of reorganization for DBSD, certain spectrum priority rights, any distributions to us from DBSD, and the DISH Option, of which (i) $35 million was paid on the Implementation Date, (ii) approximately $280 million was paid on April 26, 2011, and (iii) $10 million is payable at the earlier of (a) five days after DBSD’s emergence from its pending Chapter 11 bankruptcy proceeding, or (b) five days after termination of the Amended Investment Agreement. In addition to these payments, DISH Network also agreed to indemnify us from all claims against and expenses incurred in connection with Sprint’s pursuit of Spectrum Clearing Costs. DISH Network’s payment obligations under the Implementation Agreement and the BAS Indemnity are not subject to any further court action or approvals. We recognized a gain of approximately $301 million in the first quarter of 2011 associated with the disposition of our cost method investment in DBSD and other assets as a result of these agreements.

Cash Flows. The following table is provided to facilitate the discussion of our liquidity and capital resources for the three months ended March 31, 2011 and 2010 (in thousands):

	Three months ended March 31,
	2011	2010
Net cash provided by (used in):
Operating activities	$(3,798)	$(2,700)
Investing activities	34,707	(202)
Financing activities	(71)	29,074
Effect of foreign exchange rate changes on cash	251	(258)

Net increase in cash and cash equivalents	31,089	25,914
Cash and cash equivalents—beginning of period	20,771	4,983

Cash and cash equivalents—end of period	$51,860	$30,897

Cash, cash equivalents and short-term investments were $51.9 million at March 31, 2011 compared to $20.8 million at December 31, 2010. This increase is primarily due to the $35 million received from DISH Network under the Implementation Agreement, partially offset by the incurrence of ongoing operating costs associated with our MEO satellite system and other general corporate expenditures in the first quarter of 2011.

For the three months ended March 31, 2011, cash used in operating activities consisted primarily of our net income of $301.2 million adjusted for various non-cash items, including: (i) a $301 million gain associated with the disposition of certain assets to DISH Network; (ii) a $4.7 million reduction of a Gateway obligation; (iii) stock-based compensation expense of $1.8 million; (iv) a $1.3 million net decrease in income taxes payable, accounts payable and other accrued expenses; and (v) unrealized foreign exchange gains of $440,000. For the three months ended March 31, 2010, cash used in operating activities consisted primarily of our net loss of $4.6 million adjusted for various non-cash items, including unrealized foreign exchange losses of $380,000 and stock-based compensation expense of $327,000.

For the three months ended March 31, 2011, cash provided by investing activities consisted primarily of $35.0 million from Dish Network pursuant to the Implementation Agreement. For the three months ended March 31, 2010, cash used in investing activities consisted of $202,000 in payments to affiliates.

For the three months ended March 31, 2011, cash used in financing activities consisted of $119,000 in payments of withholding taxes upon vesting of restricted stock awards, partially offset by proceeds from the exercise of stock options. For the three months ended March 31, 2010, cash provided by financing activities consisted primarily of $29.1 million of proceeds from the Rights Offering, net of related costs.

Contractual Obligations. Our primary contractual obligations relate to our MEO satellite system. In the table below, we set forth our contractual obligations as of March 31, 2011 (in millions):

	Total	Remainder of 2011	Years ending December 31,
			2012- 2013	2014- 2015	2016 and thereafter
Satellite system operating obligations(1)	$2.4	$2.0	$0.4	$—	$—
Capital lease obligations, including interest(2)	22.2	22.2	—	—	—
Operating lease obligations	2.0	1.0	1.0	—	—

Total	$26.6	$25.2	$1.4	$—	$—

(1)	We have an agreement with Intelsat to provide satellite operational services to support F2. Under this agreement, we are obligated to pay Intelsat a recurring, monthly fee associated with TT&C and other satellite support services. In addition to this agreement, we have commitments for other operational services related to our MEO satellite and certain MEO gateway sites. As of March 31, 2011, our satellite system operating commitments were approximately $2.4 million.

(2)	Our capital lease obligations represent future minimum payments due under capital lease commitments arising from agreements associated with certain of our MEO gateway sites. The amount of our contractual obligations as of March 31, 2011 represents principal and interest payable in accordance with the terms of the contractual agreements.

We have also entered into other agreements with our Gateway Operators which provide for varying levels of support required to operate the gateway sites. The majority of the Gateway Operators have terminated their agreements with us and discontinued providing the requisite level of services. Certain of the terminated agreements have not been settled and remain outstanding. Subsequent to the date of termination, we have continued to accrue estimated late payment fees associated with these agreements, if applicable. Settlement of these liabilities, including timing of future payment, if any, is currently uncertain and therefore this amount was not included in our table of contractual obligations above.

As of March 31, 2011, we have recorded a liability related to uncertain tax positions for income taxes, interest and penalties of $10.7 million. Settlement of this liability, including timing of future payment, if any, is currently uncertain. As a result, this amount was not included in our table of contractual obligations above.

Risks and Uncertainties

Certain risks and uncertainties that could materially affect our future results of operations or liquidity are discussed under “Part II—Other Information, Item 1A. Risk Factors” in this quarterly report and in our 2010 Form 10-K. In particular, these risks and uncertainties include, but are not limited to, the following matters:

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

•

J&J Group recently agreed to acquire our MEO Assets. The closing of the sale is subject to a number of conditions, including regulatory approvals. J&J Group’s efforts to satisfy closing conditions are continuing, and we are supporting those efforts by prosecuting various appeals of adverse regulatory rulings in the UK and European Union. If the sale of MEO Assets to J&J Group does not close as anticipated, and if DISH Network opts not to exercise the DISH Option, we may incur substantial costs in divesting our MEO Assets.

We are subject to additional risks and uncertainties discussed under “Part II—Other Information” in this quarterly report and in “Item 1A. Risk Factors” in our 2010 Form 10-K, that could adversely affect our costs, competitive position, financial condition and ability to realize earnings.

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

As of March 31, 2011, our cash and investment portfolio consisted of both cash and money market funds, with a fair value of approximately $51.9 million. The primary objective of our investments in money market funds is to preserve principal, while optimizing returns and minimizing risk, and our policies require, at the time of purchase, that we make these investments in short-term, high rated securities.

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

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and interim chief financial officer have evaluated our disclosure controls and procedures as of March 31, 2011 and have concluded that these disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e)) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our chief executive officer and interim chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 6 to our condensed consolidated financial statements, “Commitments and Contingencies” included in Part I, Item 1 of this quarterly report, for a discussion of the material legal proceedings to which we are a party.

Item 1A.	Risk Factors

There have been no material changes to our risk factor disclosures included under Part I, Item 1A. of our 2010 Form 10-K.

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

Date	Title	Number of shares
March 1, 2011	Class A common stock	59,808	(1)

(1)	Issued as compensation to Eagle River, Inc., for advisory services performed from December 1, 2010 through February 28, 2011.

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

As of March 31, 2011, the remaining proceeds from the Rights Offering, after deducting fees, are reflected in cash and cash equivalents on the Company’s condensed consolidated balance sheet. Through March 31, 2011, the Company has used approximately $13 million of the net proceeds from the Rights Offering to fund ongoing operational expenses. We may also use a portion of the proceeds to acquire or invest in other businesses, products or technologies, which may or may not be related to our historical business activities, as well as for capital expenditures. Pending these uses, we expect to hold the amounts in cash or invest the remaining net proceeds in short-term, investment-grade securities.

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

ICO GLOBAL COMMUNICATIONS (HOLDINGS) LIMITED (Registrant)

Date: May 6, 2011	By:	/S/ BENJAMIN G. WOLFF
Benjamin G. Wolff Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)