Form 10-Q
period 2011-06-30
Pendrell Corp
filed 2011-08-05
CIK 1359555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-33008

PENDRELL CORPORATION

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

As of August 1, 2011, the registrant had 206,086,856 shares of Class A common stock and 53,660,000 shares of Class B common stock outstanding.

PENDRELL CORPORATION

FORM 10-Q

For the three and six months ended June 30, 2011

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Pendrell Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$320,515	$20,771
Receivable from DISH Network associated with disposition of assets	10,000	—
Prepaid expenses and other current assets	4,584	701

Total current assets	335,099	21,472
Property in service – net of accumulated depreciation of $588 and $511, respectively	263	286
Other assets	169	169
Investment in DBSD	—	23,650
Intangible assets	4,731	—
Goodwill	1,149	—

Total	$341,411	$45,577

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY) IN ASSETS
Current liabilities:
Accounts payable	$309	$403
Accrued expenses	10,547	14,836
Payable to affiliates	—	1,292
Accrued interest	26,707	23,759
Capital lease obligations	15,262	14,948

Total current liabilities	52,825	55,238
Income tax	10,784	12,973

Total liabilities	63,609	68,211

Commitments and contingencies (Note 6)

Stockholders’ equity (deficiency) in assets:
Preferred stock, $.01 par value, 75,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.01 par value, 900,000,000 shares authorized, 261,772,807 and 258,294,712 shares issued, and 203,475,947 and 200,069,966 shares outstanding	2,618	2,583
Class B convertible common stock, $.01 par value, 150,000,000 shares authorized, 84,663,382 shares issued and 53,660,000 shares outstanding	847	847
Additional paid-in capital	2,791,189	2,787,533
Treasury stock, 58,296,860 and 58,224,746 shares of Class A common stock and 31,003,382 shares of Class B convertible common stock	(877,833)	(877,725)
Accumulated other comprehensive loss	(15,193)	(13,071)
Accumulated deficit	(1,623,826)	(1,922,801)

Total stockholders’ equity (deficiency) in assets	277,802	(22,634)

Total	$341,411	$45,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue	$195	$—	$195	$—
Operating expenses:
General and administrative	2,708	4,040	9,193	8,586
Contract settlements	—	—	(4,735)	—

Total operating expenses	2,708	4,040	4,458	8,586

Operating loss	(2,513)	(4,040)	(4,263)	(8,586)
Interest income	49	5	56	5
Interest expense	(1,160)	(1,072)	(2,239)	(2,144)
Gain associated with disposition of assets	—	—	300,886	—
Other income	1,406	1,263	1,803	511

Income (loss) before income taxes	(2,218)	(3,844)	296,243	(10,214)
Income tax benefit	—	41	2,732	1,766

Net income (loss)	$(2,218)	$(3,803)	$298,975	$(8,448)

Basic income (loss) per share	$(0.01)	$(0.02)	$1.19	$(0.04)

Diluted income (loss) per share	$(0.01)	$(0.02)	$1.17	$(0.04)

Weighted average shares outstanding used to compute basic income (loss) per share	252,522,993	251,419,482	252,243,044	235,256,830

Weighted average shares outstanding used to compute diluted income (loss) per share	252,522,993	251,419,482	256,159,850	235,256,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income (loss)	$(2,218)	$(3,803)	$298,975	$(8,448)
Other comprehensive income (loss):
Cumulative translation adjustments	(898)	350	(2,122)	(453)

Comprehensive income (loss)	$(3,116)	$(3,453)	$296,853	$(8,901)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands, except share data, unaudited)

	Six months ended June 30,
	2011	2010
Operating activities:
Net income (loss)	$298,975	$(8,448)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	2,271	1,095
Depreciation	59	63
Unrealized foreign exchange gains	(534)	(977)
Gains associated with contract settlements	(4,735)	—
Gain associated with disposition of assets	(300,886)	—
Other	(1,474)	401
Other changes in certain assets and liabilities, net of Ovidian Group acquisition:
Prepaid expenses and other current/non-current assets	(2,338)	(402)
Accounts payable	(94)	(964)
Accrued interest payable	2,038	1,527
Other accrued expenses	(2,797)	(1,022)

Net cash used in operating activities	(9,515)	(8,727)

Investing activities:
Purchases of property	(36)	—
Payments from/(to) affiliates	246	(547)
Proceeds associated with disposition of assets	314,536	—
Acquisition of Ovidian Group, net of cash acquired of $150	(5,850)	—

Net cash provided by (used in) investing activities	308,896	(547)

Financing activities:
Proceeds from exercise of stock options	132	—
Proceeds from Rights Offering	—	30,009
Rights Offering issuance costs	—	(770)
Payment of withholding taxes from stock awards	(119)	(50)

Net cash provided by financing activities	13	29,189

Effect of foreign exchange rate changes on cash	350	611

Net increase in cash and cash equivalents	299,744	20,526
Cash and cash equivalents—beginning of period	20,771	4,983

Cash and cash equivalents—end of period	$320,515	$25,509

(continued)

Pendrell Corporation

Condensed Consolidated Statements of Cash Flows (Continued)

(In thousands, except share data, unaudited)

	Six months ended June 30,
	2011	2010
Supplemental disclosures of non-cash activities:
Issuance of Class A common shares for advisory services	250	250
Issuance of Class A common shares for stock-based compensation	391	79
Issuance of Class A common shares for business acquisition	8,430	—
Increase (decrease) in payable to affiliates	(1,538)	426

(concluded)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Business

Overview—These condensed consolidated financial statements include the accounts of Pendrell Corporation (formerly ICO Global Communications (Holdings) Limited) and its consolidated subsidiaries (collectively referred to as “Pendrell” or “Company”).

Since our inception in 2000, Pendrell has been a development stage next-generation mobile satellite service (“MSS”) operator. Earlier this year, the Company entered into agreements to divest both its domestic and international satellite related assets. These divestiture transactions are expected to be substantially completed before the end of 2011, with complete closure in early 2012.

The Company has identified the intellectual property asset management (“IPAM”) business as an area for investment and growth. Specifically, the Company completed its first investment in this area when it acquired Ovidian Group, LLC (“Ovidian Group”) (see Note 2) on June 17, 2011. The Ovidian Group is a global intellectual property business advisor firm that helps clients create value, manage risk and invest strategically in intellectual and related intangible business assets. Through this acquisition, the Company transformed from a development stage company into a revenue-generating business with a focus on the IPAM industry. As such, the Company is no longer in the development stage.

Pendrell is actively seeking additional acquisition opportunities that leverage its transactional expertise, financial resources, industry relationships and tax assets.

Effective July 21, 2011, as an adjunct to the Company’s exit from the satellite communications business, the Company changed its name from ICO Global Communications (Holdings) Limited to Pendrell Corporation. The new ticker symbol for the Company is “PCO,” and the Company’s Class A Common Stock will continue to trade on the NASDAQ stock exchange.

Notwithstanding the decision to exit the satellite communications business, the Company continues to own numerous satellite-related assets, including a medium earth orbit (“MEO”) satellite (“F2”), ten additional MEO satellites in various stages of completion, related ground station equipment, and the right to use certain C-band radio frequencies globally and S-band frequencies outside of North America (collectively, “MEO Assets”).

To implement its exit from the MSS business, the Company entered into two transactions in 2011. On April 6, 2011, the Company agreed to sell to Jay & Jayendra (Pty) Ltd, a South African corporation or its designated affiliate (collectively, the”J&J Group”) substantially all of its MEO Assets, including the Company’s trademarks and trade names. Closing of the sale of MEO Assets to J&J Group is expected to occur following receipt of regulatory approvals and the satisfaction of certain other conditions (see Note 10). On March 15, 2011, the Company and DISH Network Corporation (“DISH Network”) signed a comprehensive implementation agreement (“Implementation Agreement”), pursuant to which the Company transferred substantially all of its interest in DBSD North America, Inc. and its subsidiaries (collectively referred to as “DBSD”) to DISH Network for approximately $325 million. In connection with the transfer of its interest in DBSD, the Company also granted to DISH Network a contingent option to acquire the MEO Assets if the J&J Group does not complete its purchase of the MEO Assets (“DISH Option”), (see Note 11).

DBSD Chapter 11 Filing—On May 15, 2009, DBSD filed for bankruptcy protection under Chapter 11 of Title 11 of the United States Bankruptcy Code (“Chapter 11 Case”) in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”). Due to the Chapter 11 Case, the Company does not have control or significant influence over the operating decisions of DBSD, and is not expected to regain control or significant influence over DBSD. Therefore, the Company deconsolidated DBSD from its financial operating results effective May 15, 2009, and accounted for its investment in DBSD as a cost method investment until disposition of its interest in DBSD to DISH Network in March 2011. As a result of this disposition, the Company no longer carries a cost method investment in DBSD on its condensed consolidated balance sheet. See Notes 3 and 4 for a discussion of the deconsolidation and the Company’s December 31, 2010 accounting for its cost method investment in DBSD.

In February 2011, DBSD negotiated an investment agreement with DISH Network, pursuant to which DISH Network conditionally agreed to invest more than $1 billion into the reorganized DBSD in exchange for 100% of the stock of the reorganized DBSD. DISH Network’s offer was memorialized in an amended and restated investment agreement that was approved by the Bankruptcy Court on March 15, 2011 and which is referred to in this document as the “Amended Investment Agreement.” On June 30, 2011, the Bankruptcy Court approved DBSD’s plan of reorganization which provides for the stock of DBSD to be transferred to DISH Network (the “DISH Plan”). DBSD’s ultimate emergence from bankruptcy proceedings pursuant to the DISH Plan is subject to the Federal Communication Commission’s approval of DISH Network’s acquisition of control of DBSD.

2. Acquisition

On June 17, 2011, the Company acquired all of the membership interests of Ovidian Group by (i) paying cash consideration of $6.0 million, (ii) issuing 3,000,000 shares of its Class A common stock that were valued based on the closing stock price on June 17, 2011 of $2.81 per share, and (iii) agreeing to a tax indemnification in an amount up to $500,000. Of the consideration paid by the Company, $2.5 million of the cash consideration and 360,000 shares of Class A common stock were distributed directly to the selling members of Ovidian Group. The remaining $3.5 million of cash and 2,640,000 shares were placed into escrow to be distributed over twelve (12) consecutive quarters, subject to certain post-closing adjustments. A portion of the cash and shares placed in escrow is subject to continued employment and will be recognized as compensation expense in post combination financial statements. The Company also granted the selling members stock options and stock appreciation rights in connection with their employment effective June 17, 2011. See Note 7 for details of stock awards. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs associated with the acquisition of the Ovidian Group were not material to the Company’s financial statements.

A summary of the total purchase price assigned to the acquisition of Ovidian Group is as follows (in thousands):

Cash	$6,000
Stock	8,430
Amounts held in escrow related to future employment	(9,042)
Tax indemnification (present valued)	480

Purchase price	5,868
Less identifiable assets acquired	(4,719)

Excess of purchase price over net assets acquired, allocated to goodwill	$1,149

The recognized amount of identifiable assets acquired is as follows (in thousands):

Tangible assets acquired	$177
Liabilities assumed	(189)
Intangible assets	4,731

Fair value of net assets acquired	$4,719

The estimated fair value (in thousands) of the intangible assets acquired and their respective weighted average lives (in years) are as follows:

	Estimated fair value	Weighted average life
Customer relationships	$2,195	6
Trade secrets	1,940	12
Trade name	596	indefinite

Total	$4,731

These fair values were based on estimates as of the closing date of the acquisition. The Company used the income approach to value the trade name and customer relationships. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 measurements. Under the income approach, fair value is estimated based upon the present value of cash flows that the applicable asset is expected to generate. The valuations of the trade secrets were based on the cost to recreate method. These fair value measurements were also based on significant inputs not observable in the market and thus represent Level 3 measurement.The values of certain assets acquired are based on preliminary valuations that are subject to adjustment as additional information on management’s estimates and assumptions are obtained and the valuations are finalized. Future adjustments may modify the preliminary purchase accounting in future quarters during the measurement period which is not to exceed one year from the acquisition date.

As noted above, the Company also recognized $1.1 million in goodwill from the acquisition. The goodwill primarily consists of the benefit of acquiring expertise in the IPAM business as well as the benefit from gaining access to a sizable professional community which can increase the Company’s effectiveness in attracting IPAM clients. The goodwill recognized is expected to be deductible for income tax purposes.

The future compensation payments will be earned by present key employees from the date of acquisition through July 1, 2014. The anticipated compensation will be expensed at a rate of $754,000 per quarter beginning with the quarter ended September 30, 2011, subject to certain forfeiture provisions.

For comparability purposes, the following table presents our unaudited pro forma revenue and earnings (loss) for the three and six month periods ended June 30, 2011 and 2010 had the Ovidian Group acquisition occurred on January 1, 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue	$1,107	$528	$2,214	$1,091
Net income (loss)	(2,343)	(4,251)	298,961	(9,271)

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

Use of Estimates—The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of June 30, 2011, significant estimates were used when accounting for goodwill and intangible assets associated with the acquisition of Ovidian Group, income taxes, contingencies, stock-based compensation awards and foreign currency transactions. As of December 31, 2010, significant estimates were used when accounting for the Company’s investment in DBSD, income taxes, contingencies, stock-based compensation awards and foreign currency transactions. Actual results could differ from those estimates. Estimates are evaluated on an ongoing basis.

Cash and Cash Equivalents—Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities from the date of purchase of 90 days or less. Cash and cash equivalents are comprised of the following (in thousands):

	June 30, 2011	December 31, 2010
Cash	$26,488	$15,928
Money market funds	294,027	4,843

	$320,515	$20,771

As of June 30, 2011, cash and cash equivalents included in cash and money market funds above reflect the receipt of approximately $315 million from DISH Network pursuant to the terms of the Implementation Agreement as well as remaining proceeds from the Company’s rights offering completed on March 9, 2010 (“Rights Offering”) under which it received gross proceeds of approximately $30 million. The fair value of money market funds at June 30, 2011 and December 31, 2010 was classified as Level 1 under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), as amounts were based on quoted prices available in active markets for identical investments as of the reporting date.

Receivable from DISH Network Associated with Disposition of Assets—On March 15, 2011, the Company entered into an Implementation Agreement with DISH Network, under which DISH Network agreed to pay the Company approximately $325 million for its support of the DISH Plan, certain spectrum priority rights, the delivery of any distributions to the Company from DBSD, and the DISH Option (see Note 11). On March 21, 2011 and April 26, 2011, the Company received payments from DISH Network of approximately $35 million and $280 million, respectively, pursuant to the Implementation Agreement. As of June 30, 2011, the Company has recorded a receivable from DISH Network of $10 million associated with the remaining amount due under the Implementation Agreement. The Company will receive the final payment of $10 million from DISH Network at the earlier of (i) five days after DBSD’s emergence from its pending Chapter 11 bankruptcy proceeding, or (ii) five days after termination of the Amended Investment Agreement.

Prepaid Expenses and Other Current Assets—As of June 30, 2011, prepaid expenses and other current assets consist primarily of prepaid compensation resulting from the acquisition of Ovidian Group (see Note 2), a receivable due from J&J Group for reimbursement of ongoing operating expenses related to the Company’s MEO Assets (see Note 11), prepayments related to rent and security deposits associated with certain of the Company’s leased facilities, prepaid satellite operating costs and prepaid director and officer’s insurance. As of December 31, 2010, prepaid expenses and other current assets consist primarily of prepayments related to rent and security deposits associated with certain of the Company’s leased facilities, prepaid satellite operating costs and prepaid director and officer’s insurance.

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

Other Assets—As of June 30, 2011 and December 31, 2010, other assets consist primarily of long-term security deposits associated with the Company’s leased facilities.

Impairment of Long-Lived Assets—Pursuant to ASC 360, Property, Plant and Equipment, the carrying values of long-lived assets are reviewed whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Management considers whether specific events have occurred in determining whether long-lived assets are impaired at each balance sheet date or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The determination of whether impairment exists is based on any excess of the carrying value over the expected future cash flows. Any resulting impairment charge is measured based on the difference between the carrying value of the asset and its fair value, as estimated using undiscounted future cash flows expected to be generated by the assets. No impairment of long-lived assets was determined as a result of the Company’s analysis as of June 30, 2011.

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

On March 21, 2011, the Company sold substantially all of its interest in DBSD, as well as a contingent interest in the Company’s MEO assets, to DISH Network in exchange for approximately $325 million. Accordingly, the Company no longer carries a cost method investment in DBSD on its condensed consolidated balance sheet.

Business Combinations and Intangible Assets Including Goodwill—The Company accounts for business combinations using the acquisition method and, accordingly, the identifiable assets acquired and liabilities assumed are recorded at their acquisition date fair values. Goodwill is calculated as the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date. See Note 2.

Valuation of Goodwill and Intangible Assets—The Company evaluates goodwill and indefinite-lived intangible assets at least annually to determine whether there has been an impairment of the value of these assets and evaluates impairment whenever events or changes in circumstances indicate that the carrying amount of the Company’s assets might not be recoverable. The Company amortizes definite-lived intangible assets over their expected useful lives, and when events or circumstances indicate that the varying amount of a long-lived asset or asset group may not be recoverable, the Company performs a test to determine whether the carrying amount of the asset or asset group tested is not recoverable and its carrying amount exceeds its fair value. Any impairment losses relating to goodwill or other intangible assets are recognized in the condensed consolidated statement of operations. See Note 2.

Fair Value of Financial Instruments—As of June 30, 2011, the Company’s financial instruments include its cash and cash equivalents, receivable from DISH Network associated with disposition of assets, accounts payable and certain other assets and liabilities. As of December 31, 2010, the Company’s financial instruments include its cash and cash equivalents, investment in DBSD, accounts payable and certain other assets and liabilities. The Company determines the fair value of its financial instruments based on the hierarchy established by ASC 820. Refer to Note 4 for a discussion regarding the fair value of the Company’s investment in DBSD as of December 31, 2010. The carrying amounts of the Company’s other financial instruments are reasonable estimates of their fair values because they are equivalent to cash or due to their short-term nature.

Accumulated Other Comprehensive Loss—As of June 30, 2011 and December 31, 2010, the Company’s accumulated other comprehensive loss consisted of cumulative translation adjustments of $15.2 million and $13.1 million, respectively.

Revenue Recognition—Revenue consists primarily of fees paid for consulting services. Revenue is recognized and billed when the Company’s professionals deliver consulting services. In general, the Company recognizes revenue related to its consulting services when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the customer, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

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

The Company records stock-based compensation on stock options, stock appreciation rights and restricted stock awards issued to employees, directors and consultants. The fair value of stock options and stock appreciation rights is estimated on the date of grant using the Black-Scholes option pricing model (“Black-Scholes Model”) based on the single option award approach. The fair value of restricted stock awards is determined based on the number of shares granted and the quoted market price of the Company’s Class A common stock on the date of grant. The fair value of stock options is amortized to expense on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of stock appreciation rights and restricted stock awards with performance conditions deemed probable of being achieved and cliff vesting is amortized to expense over the requisite service period using the straight-line method of expense recognition. The fair value of restricted stock awards with performance conditions deemed probable of being achieved and graded vesting is amortized to expense over the requisite service period using the accelerated method of expense recognition. The fair value of share-based payment awards as determined by the Black-Scholes Model is affected by the Company’s stock price as well as other assumptions. These assumptions include, but are not limited to, the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. ASC 718 requires forfeitures to be estimated at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Foreign Currency Translation and Foreign Currency Transactions—The reporting currency for the Company’s operations is U.S. dollars. The Company translates the activities of its subsidiaries with functional currencies other than the U.S. dollar at the average exchange rate prevailing during the period. Assets and liabilities denominated in foreign currencies are translated at the exchange rates prevailing at the balance sheet date. Translation adjustments resulting from these processes are recognized as a component of accumulated other comprehensive income (loss). The Company recognizes applicable cumulative translation adjustments as a component of other operating income (loss) in the period in which a subsidiary is substantially liquidated. For the three and six months ended June 30, 2011 and 2010, there were no gains or losses resulting from the liquidation of subsidiaries.

Gains and losses on foreign currency transactions are recognized as a component of other income (expense) in the condensed consolidated statements of operations in the period in which they occur. For the three and six months ended June 30, 2011 and 2010, gains (losses) on intercompany foreign currency transactions of $1.1 million and $4.5 million and $(5.0 million) and $(5.4) million, respectively, have been excluded from net loss and reported as a component of accumulated other comprehensive loss due to their long-term investment nature.

Income (Loss) Per Share—Basic income (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is calculated by dividing loss allocable to common shareholders by the weighted average common shares outstanding plus dilutive potential common stock. Dilutive potential common stock includes unvested restricted stock awards, stock options, stock appreciation rights, and warrants, the dilutive effect of which is calculated using the treasury stock method. Prior to the satisfaction of vesting conditions, unvested restricted stock awards are considered contingently issuable consistent with ASC 260, Earnings per Share, and are excluded from weighted average common shares outstanding.

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income (loss)	$(2,218)	$(3,803)	$298,975	$(8,448)

Weighted average common shares outstanding	254,522,993	253,510,754	254,158,135	236,858,063
Less: weighted average unvested restricted stock	(2,000,000)	(2,091,272)	(1,915,091)	(1,601,233)

Shares used for computation of basic income (loss) per share	252,522,993	251,419,482	252,243,044	235,256,830
Add back: weighted average unvested restricted stock awards	—	—	1,915,091	—
Add back: dilutive stock options and stock appreciation rights	—	—	2,001,715	—

Shares used for computation of diluted income (loss) per share(1)	252,522,993	251,419,482	256,159,850	235,256,830

Basic and diluted income (loss) per share	$(0.01)	$(0.02)	$1.19	$(0.04)

Basic and diluted income (loss) per share	$(0.01)	$(0.02)	$1.17	$(0.04)

(1)	The effect of certain stock options, stock appreciation rights and warrants were anti-dilutive, and they were not included in the calculation of diluted income (loss) per share. As of June 30, 2011 and 2010, anti-dilutive stock options, stock appreciation rights and warrants totaled 15,476,610 and 18,473,558, respectively.

New Accounting Pronouncements—In May 2011, the Financial Accounting Standards Board (“FASB”) issued Update No. 2011-05, Comprehensive Income (“Update No. 2011-05”). Update No. 2011-05 requires in the presentation on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. Update No. 2011-05 is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this statement is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

4. Investment in DBSD

In March 2011, the Company reached an agreement with DISH Network whereby the Company agreed to sell its equity interest in DBSD together with certain other assets, and enter into various agreements with DISH Network in exchange for the payment of approximately $325 million (see Note 11). On March 21, 2011 and April 26, 2011, the Company received proceeds of approximately $35 million and $280 million, respectively, from DISH Network pursuant to the terms of the Implementation Agreement between the parties, and the Company expects to receive the remaining $10 million from DISH Network upon DBSD’s emergence from its pending Chapter 11 bankruptcy proceeding. As a result of these events, the Company no longer carries a cost method investment in DBSD on its condensed consolidated balance sheet.

When valuing its investment in DBSD prior to the DISH Network transaction, the Company deployed a spectrum transaction analysis, which was based upon the value of relevant spectrum auctions and transactions and evaluated the range of transaction prices/MHz POP paid in recent spectrum auctions and transactions. This provided a range of fair values for DBSD’s spectrum asset, which was considered against the range of potential amounts to be paid to DBSD’s creditors. Additionally, the Company considered its negotiations with third parties interested in obtaining the Company’s equity interest in DBSD. As the estimated value of the consideration the Company expected to receive from DISH Network for its equity interest in DBSD was within the range of fair values indicated by the spectrum analysis, the estimated fair value of the Company’s investment in DBSD as of December 31, 2010 was ultimately determined to be $290 million. As the Company’s determination of the fair value of its investment in DBSD at December 31, 2010 was based primarily on observable inputs, this investment was classified as Level 2 under ASC 820.

5. Gateway Agreements and Contract Settlements

As part of the ground infrastructure for its MEO satellite system, the Company established gateway sites in eleven countries throughout the world. Prior to 2000, the Company entered into agreements with certain vendors (“Gateway Operators”) that owned and operated ten of the Company’s eleven gateway sites. One gateway site is owned by the Company. All of the agreements provided for varying levels of support required to operate the gateway sites (“Gateway Operating Agreements”). Additionally, certain of the agreements required the repayment of certain up-front infrastructure costs incurred on the Company’s behalf (“Gateway Infrastructure Agreements”) that represent capital leases payable with initial interest rates ranging from 8.5% to 20%.

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

In March 2011, the Company agreed to purchase a claim held by Deutsche Telekom AG (“DT”), its German Gateway Operator. Accordingly, the Company reduced its estimated gateway liability by approximately $4.7 million as of March 31, 2011, and recorded a gain associated with contract settlement of $4.7 million in its condensed consolidated statement of operations during the first quarter of 2011. Refer to Note 6 for further discussion of the agreement with DT.

The Company does not anticipate its gateway obligations to require significant cash payments during the next twelve months; however, the holders of these obligations could pursue collection actions against one or more of the Company’s consolidated subsidiaries.

The following table sets forth a summary of the transactions with the Company’s various Gateway Operators (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Total gateway liability, beginning of period	$47,340	$60,193	$50,448	$58,465
Expense recognized under Gateway Operating Agreements	111	341	379	684
Interest expense related to Gateway Infrastructure Agreements	1,146	1,060	2,212	2,119
Payments made to Gateway Operators	(71)	(168)	(146)	(381)
Gain associated with Gateway contract settlement	—	—	(4,735)	—
Purchase of DT claim by Company	(750)	—	(750)	—
Effect of changes in foreign currency exchange rates	685	(1,341)	1,053	(802)

Total gateway liability, end of period	$48,461	$60,085	$48,461	$60,085

The following table summarizes the Company’s total gateway liability with its Gateway Operators and is included in the following line items on the condensed consolidated balance sheets (in thousands):

	June 30, 2011	December 31, 2010
Accrued expenses	$6,492	$11,741
Accrued interest	26,707	23,759
Capital lease obligations	15,262	14,948

Total gateway liability	$48,461	$50,448

6. Commitments and Contingencies

Satellite System Operating Commitments—The Company has an agreement with Intelsat, Ltd. (“Intelsat”) to provide satellite operational services to support the telemetry, tracking and control (“TT&C”) system of F2. Under this agreement, the Company is obligated to pay Intelsat a recurring, monthly fee associated with TT&C and other satellite support services. In addition to this agreement, the Company has commitments for operational services related to its MEO satellite system. As of June 30, 2011, the Company had satellite system operating commitments of approximately $2.2 million related to its MEO satellite system, of which $1.8 million is payable in 2011 and $360,000 is payable in 2012. J&J Group has agreed to reimburse the Company for these expenses, as well as other expenses directly related to the Company’s MEO Assets that are incurred from and after January 14, 2011 (see Note 11).

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

The Company leases office space, a storage facility for its incomplete and unlaunched MEO satellites and certain support equipment under rental agreements accounted for as operating leases. Total rental expense (benefit) under operating leases for the three and six months ended June 30, 2011 and 2010 was approximately $(76,000) and $87,000 and $174,000 and $353,000, respectively, and is included in general and administrative expenses on the Company’s condensed consolidated statements of operations. Rental expense under operating leases is reflected net of related party expenses allocated between the Company and DBSD and net of J&J Group’s contractual reimbursement obligation, with retroactive effect to January 14, 2011.

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

BSSI Litigation—In February 2009, after more than four years of litigation, the Company obtained a judgment against Boeing Satellite Systems International, Inc. (“BSSI”) and The Boeing Company (“Boeing”) for approximately $603.2 million, consisting of $370.6 million of compensatory damages against BSSI and Boeing for breach of contract, fraud, negligent misrepresentation and tortious interference with contract; $29.6 million against BSSI for punitive damages; $177.0 million against Boeing for punitive damages; and $26.0 million in pre-judgment interest. Beginning January 2, 2009, post-judgment interest began to accrue on the full judgment amount at the rate of 10% per annum (simple interest).

On March 6, 2009, BSSI and Boeing appealed the trial court judgment to the California Court of Appeals. In order to stay enforcement of the judgment, Boeing posted a bond in the approximate amount of $904.0 million. In response, the Company cross-appealed the trial court’s decision to overturn the jury’s award of additional compensatory and punitive damages on its satellite pricing fraud claim against BSSI. Scheduled briefing was completed in late 2010, with answers to the court’s supplemental inquiries submitted on July 11, 2011. Oral argument is scheduled for September 27, 2011. A written decision is expected to be issued by the appellate court within 90 days following oral argument. The Company cannot predict the outcome of the appeal process.

Through June 30, 2011, the Company has incurred costs of approximately $20.7 million to prosecute and defend the BSSI Litigation, and will incur additional consulting and legal fees to complete the appeal process. If and when the trial court judgment is affirmed and non-appealable, the Company will be obligated to pay its trial lawyers an additional fee equal to 3% of any recovery up to $250.0 million, and 5% of any recovery in excess of $250.0 million, less certain costs and fees advanced to them by the Company during the course of the BSSI Litigation.

Sprint Broadcast Auxiliary Service (“BAS”) Relocation Claim—On December 13, 2010, Sprint filed a lawsuit against the Company in federal court in the Eastern District of Virginia (“Sprint Lawsuit”) to recover approximately $104 million of alleged costs incurred by Sprint to relocate users from a portion of the S-band (“Spectrum Clearing Costs”). The Sprint Lawsuit is the outgrowth of Sprint’s extensive lobbying to the Federal Communications Commission (“FCC”) during the summer of 2010, when Sprint sought to obtain from the FCC a proclamation that the Company is obligated to reimburse Sprint for DBSD’s share of Spectrum Clearing Costs. The FCC declined to issue such a proclamation, but instead issued an order and declaratory ruling (“BAS Relocation Ruling”) on September 29, 2010, in which the FCC described circumstances under which affiliates of an FCC licensee may be liable for Spectrum Clearing Costs. On October 12, 2010, the Company appealed the BAS Relocation Ruling to the federal district court in Washington, D.C., but Sprint nonetheless filed the Sprint Lawsuit against the Company, premised on the argument that the BAS Relocation Ruling renders Pendrell responsible for DBSD’s share of Spectrum Clearing Costs.

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

7. Stockholders’ Equity (Deficiency) in Assets

Stock-Based Compensation—The Company records stock-based compensation on stock options, stock appreciation rights and restricted stock awards issued to employees, directors and consultants in accordance with ASC 718, which requires measurement of all share-based payment awards based on the estimated fair value on the date of grant, and recognition of compensation cost over the requisite service period for awards expected to vest. The Company estimates its forfeiture rate for stock options, stock appreciation rights and restricted stock awards based on the Company’s historical rate of forfeitures due to terminations and expectations for forfeitures in the future.

For the three and six months ended June 30, 2011 and 2010, the Company recognized non-cash stock-based compensation expense of $517,000 and $2.3 million and $769,000 and $1.1 million, respectively. Stock-based compensation expense is included in general and administrative expenses on the Company’s condensed consolidated statements of operations.

Stock Options and Stock Appreciation Rights—The Company has granted stock options and stock appreciation rights to employees, directors and consultants in connection with their service to the Company and DBSD. For the three and six months ended June 30, 2011 and 2010, the Company recognized non-cash stock-based compensation expense of $325,000 and $1.9 million and $654,000 and $924,000, respectively, related to its stock options and stock appreciation rights.

The weighted average fair value of stock options and stock appreciation rights granted during the six months ended June 30, 2011 and 2010 was estimated using the Black-Scholes Model with the following assumptions:

	Six months ended June 30,
	2011	2010
Weighted average expected volatility	113%	121%
Weighted average risk-free interest rate	2.3%	3.1%
Expected dividend yield	0%	0%
Weighted average expected term in years	6.3	6.3
Weighted average estimated fair value per option granted	$2.21	$1.05

The expected volatility is based upon the Company’s historical stock price volatility, which the Company believes is a reasonable indicator of expected volatility. The risk-free interest rate is based upon U.S. Treasury bond interest rates appropriate for the term of the Company’s employee stock options and stock appreciation rights. The expected dividend yield is based on the Company’s history and expectation of dividend payments. The expected term has been estimated using the simplified method as described in ASC 718 which permit entities, under certain circumstances, to continue to use the simplified method in developing estimates of the expected term of “plain-vanilla” share options and stock appreciation rights beyond December 31, 2007. The Company has not had sufficient exercises of its stock options or stock appreciation rights to provide a reasonable basis upon which to estimate the expected term of its stock options.

In February 2010, the Company granted Benjamin G. Wolff, its Chief Executive Officer and President, options to purchase 2,000,000 shares of its Class A common stock in connection with Mr. Wolff’s appointment as the Company’s Chief Executive Officer.

In March 2011, the Company granted R. Gerard Salemme options to purchase 400,000 shares of its Class A common stock in connection with Mr. Salemme’s appointment as Chief Strategy Officer of the Company.

In June 2011, the Company granted options to certain employees of Ovidian Group to purchase 2,050,000 shares of its Class A common stock in connection with the acquisition of Ovidian Group. The Company granted to those same employees 2,000,000 stock appreciation rights, which will be triggered if and when the Company meets certain performance objectives.

The Company’s stock option activity for the six months ended June 30, 2011 is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding—December 31, 2010	14,704,073	$3.68
Granted	4,450,000	$5.06
Exercised	(122,500)	$1.08
Forfeited	(2,184,073)	$5.47

Outstanding—June 30, 2011	16,847,500	$3.83

Exercisable—June 30, 2011	9,177,625	$4.03

Vested and expected to vest—June 30, 2011	19,252,077	$4.35

Restricted Stock Awards—The Company has granted restricted stock awards to employees and consultants in connection with their service to the Company and DBSD. For the three and six months ended June 30, 2011 and 2010, the Company recognized non-cash stock-based compensation expense of $192,000 and $378,000 and $115,000 and $172,000, respectively, related to its restricted stock awards.

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

In February 2010, the Company granted 2,000,000 shares of its restricted Class A common stock to Mr. Wolff, of which 50% will vest based upon achievement of certain performance objectives established by the Company’s Compensation Committee (25% in connection with resolution of the BSSI Litigation and 25% in connection with securing financing or consummating a transaction that enables the Company to use some or all of its net operating loss carry forwards (“NOLs”)), subject to an affirmative determination by the Board of Directors that the objectives have been met. These performance-based restricted stock awards had a fair value on the date of grant of $1.2 million. Compensation expense associated with these stock awards is charged to expense over the longest requisite service period upon determination of the probability of the conditions being met. The remaining 50% of the restricted shares are service-based awards and lapse in four equal annual installments. These service-based restricted stock awards had a fair value on the date of grant of $1.2 million and the compensation expense associated with these stock awards is being charged to expense over the requisite service period ending January 1, 2014. As of June 30, 2011, 250,000 shares of the service-based awards had vested.

In March 2011, the Company granted 250,000 shares of its restricted Class A common stock to Mr. Salemme in connection with his appointment as Chief Strategy Officer of the Company. These restricted stock awards had a grant date fair value of $483,000 and are being charged to expense over the requisite service period ending March 4, 2015.

The Company’s restricted stock award activity for the three months ended June 30, 2011 is summarized as follows:

	Number of restricted stock awards	Weighted average fair value
Unvested—December 31, 2010	2,008,768	$1.17
Granted	250,000	$1.93
Vested	(258,768)	$1.27

Unvested—June 30, 2011	2,000,000	$1.26

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

As a result of the agreements the Company entered into with DISH Network on March 15, 2011 (see Note 11), the Company has recognized a gain on the disposition of its DBSD interest. The Company believes that all, or substantially all, of the gain or income resulting from the payments from DISH Network will be offset by its NOLs, resulting in little, if any, income tax liability.

The Company has considered all available evidence, both positive and negative, and ongoing prudent and feasible tax planning strategies to determine that, based on the weight of that evidence, a valuation allowance is needed to reduce the value of deferred tax assets to an amount that is more likely than not to be realized. The income tax benefit for the three and six months ended June 30, 2011 and 2010 is primarily due to expiration of the statute of limitations associated with previously recorded uncertain tax positions, including interest and penalties.

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

The Board of Directors adopted the Tax Benefits Plan in an effort to help the Company preserve its ability to utilize fully its NOLs, to preserve potential future NOLs, and to thereby reduce potential future federal income tax obligations. As of June 30, 2011, the Company has existing NOLs of approximately $10 million. The Company will generate substantially larger NOLs when the Company completes the sale, or otherwise disposes, of its MEO satellite assets. Under the Internal Revenue Code and related Treasury Regulations, the Company may “carry forward” these NOLs in certain circumstances to offset current and future income and thus reduce its federal income tax liability, subject to certain restrictions. To the extent that the NOLs do not otherwise become limited, the Company believes that it will be able to carry forward a significant amount of NOLs, and therefore the NOLs could be a substantial asset for the Company. However, if the Company experiences an “ownership change,” as defined in Section 382, the timing of usage and its ability to use the NOLs could be significantly limited.

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

DBSD—As of December 31, 2010, the Company had net payables to affiliates of $1.3 million related to transactions arising with DBSD, including allocated employment-related costs and occupancy-related costs, and reimbursement of payments made to the Company by DBSD for their respective share of stock awards that ultimately failed to vest.

As discussed in Note 1, on June 30, 2011, the Bankruptcy Court approved the DISH Plan. As a component of the DISH Plan, the Bankruptcy Court approved a revised Transition Services Agreement (“TSA”). The revised TSA, amongst other things, (i) significantly narrows the scope of services to be provided by DBSD to the Company, and vice versa, (ii) requires DBSD to assume and accept assignment of certain leases executed by the Company for space occupied by DBSD at various of its operating locations, and (iii) relieves each party of any obligations to the other that arise prior to DBSD’s pending emergence from bankruptcy. As a direct result of the revised TSA, the Company has eliminated its payable to affiliate as of June 30, 2011.

Eagle River Satellite Holdings, LLC (“ERSH”), Eagle River Investments, Eagle River, Inc. and Eagle River Partners, LLC (“ERP”)—ERSH is the Company’s controlling stockholder. ERSH, together with its affiliates Eagle River Investments, Eagle River, Inc. and ERP (collectively, “Eagle River”) holds an economic interest of approximately 33.2% and a voting interest of approximately 65.5% in the Company as of June 30, 2011. In addition, Eagle River Investments holds warrants exercisable through December 12, 2012 to purchase an aggregate of three million shares of our Class A common stock at an exercise price of $0.01 per share.

Until its termination on July 11, 2011, the Company had an agreement with Eagle River, Inc. to provide advisory services to the Company (“Advisory Services Agreement”). This Advisory Services Agreement required (i) payment of an annual fee of $500,000 in quarterly installments in stock or cash, at the Company’s option, and (ii) reimbursement of out-of-pocket expenses. The Company elected to make all quarterly payments in Class A common stock. During the three and six months ended June 30, 2011, the Company issued 45,787 shares and 105,595 shares, respectively, to Eagle River, Inc. as compensation for advisory services. As of June 30, 2011, the Company has issued a total of 1,935,390 shares as consideration. As of December 31, 2010, the Company owed Eagle River, Inc. approximately $69,000 for expense reimbursement pursuant to the Advisory Services Agreement, which was included in accrued expenses on the Company’s condensed consolidated balance sheets. The Company and Eagle River, Inc. mutually agreed to terminate the Advisory Services Agreement effective as of July 11, 2011. The Company was not required to make any payments to Eagle River, Inc. as a result of the termination of the Advisory Services Agreement and there were no unpaid amounts as of June 30, 2011.

Effective December 15, 2010, the Company subleases from Eagle River, Inc. the office space for the Company’s headquarters in Kirkland, Washington. The sublease is a pass-through agreement, pursuant to which the Company pays rent to Eagle River, Inc. and reimburses costs and expenses to Eagle River, Inc. that Eagle River, Inc. pays to its third-party landlord. The sublease expires contemporaneously with the expiration of the underlying prime lease in July 2012. Total payments made to Eagle River, Inc. under this agreement during the three and six months ended June 30, 2011 totaled $62,000 and $154,000, respectively. During the six months ended June 30, 2011, the Company also paid $57,000 to Eagle River, Inc. for the purchase of certain office furniture and equipment in the sub-leased space.

In March 2010, Eagle River purchased an additional 18,336,985 shares of the Company’s Class A common stock under the Rights Offering.

Benjamin G. Wolff, the Company’s Chief Executive Officer and President, was previously the President of Eagle River, Inc., and was compensated by both the Company and Eagle River. Effective July 11, 2011, Mr. Wolff resigned as President of Eagle River, Inc. and no longer receives compensation from Eagle River other than compensation for serving as a representative on certain boards of directors of affiliates of Eagle River.

10. J&J Group Agreement

On April 6, 2011, the Company entered into an agreement to sell its MEO Assets to the J&J Group. Closing of the purchase of MEO Assets by J&J Group is conditioned upon certain regulatory approvals and cooperation from various governmental agencies. Upon the closing or termination of the sale of MEO Assets, J&J Group is required to reimburse the Company for ongoing operating expenses incurred since January 14, 2011 which are directly related to the MEO Assets. As of June 30, 2011, the Company has recorded a receivable of $1.6 million to reflect J&J Group’s reimbursement obligation.

11. DISH Agreement

On March 15, 2011, the Company entered into an Implementation Agreement with DISH Network, under which DISH Network agreed to pay the Company approximately $325 million for its support of the DISH Plan, certain spectrum priority rights, the delivery of any distributions to the Company from DBSD, and the DISH Option, all as more thoroughly described below. The Bankruptcy Court also approved the Amended Investment Agreement between DISH Network and DBSD on March 15, 2011. On June 30, 2011, the Bankruptcy Court approved the DISH Plan.

Pursuant to the terms of the Implementation Agreement, the Company agreed to (i) sell to DISH Network the Company’s priority spectrum rights vis-à-vis DBSD’s G1 satellite; (ii) provide DISH Network with a contingent call right on the Company’s equity interest in DBSD, exercisable in certain circumstances, subject to certain conditions, including regulatory approvals; (iii) pay over to DISH Network any distributions from DBSD or other benefits received by the Company in connection with a reorganization of DBSD; and (iv) grant DISH Network the DISH Option. In exchange for these rights and for rights provided to DISH Network under a Restructuring Support Agreement with DISH Network, dated March 15, 2011, DISH Network will pay the Company an aggregate of approximately $325 million, (i) $35 million of which was paid on March 21, 2011, (ii) approximately $280 million of which was paid on April 26, 2011, and (iii) $10 million of which is payable at the earlier of (a) five days after DBSD’s emergence from its pending Chapter 11 bankruptcy proceeding, or (b) five days after termination of the Amended Investment Agreement. In addition to these payments, DISH Network also provided to the Company the BAS Indemnity. DISH Network’s payment obligations under the Implementation Agreement and the BAS Indemnity are not subject to any further court action or approvals.

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

Overview

We are actively seeking acquisition opportunities that leverage our transactional expertise, financial resources, industry relationships and tax assets. Since our inception in 2000, we have been a development stage next-generation mobile satellite service (“MSS”) operator. Earlier this year, we entered into agreements to divest both our domestic and international satellite related assets. These divestiture transactions are expected to be substantially completed before the end of 2011, with complete closure in early 2012.

We have identified the intellectual property asset management (“IPAM”) business as an area for investment and growth. Specifically, we completed our first investment in this area when we acquired Ovidian Group, LLC (“Ovidian Group”). The acquisition of Ovidian Group brought us a world class, well respected and trusted team of IPAM professionals, together with client relationships that include some of the most respected technology companies in the world. Through this acquisition, we were transformed from a development stage company into a revenue-generating business with a focus on the IPAM industry. To further evidence our transformation, we changed our name from ICO Global Communications (Holdings) Limited to Pendrell Corporation and now trade under the “PCO” ticker symbol on NASDAQ.

As we move our focus to our IPAM business and other new initiatives, we continue our efforts to divest our satellite assets. On March 15, 2011, we signed an Implementation Agreement and Restructuring Support Agreement with DISH Network Corporation (“DISH Network”), under which we transferred substantially all of our interests in DBSD North America, Inc. and its subsidiaries (collectively referred to as “DBSD”) to DISH Network for approximately $325 million. Then, on April 6, 2011, we agreed to sell our MEO Assets to Jay & Jayendra (Pty) Ltd, a South African corporation or its designated affiliates (collectively, the “J&J Group”). The closing of J&J Group’s acquisition of the MEO Assets is conditioned upon certain regulatory approvals and cooperation from various governmental agencies.

We also continue to aggressively defend the appeal of the $603.2 million judgment for breach of contract and fraud that we obtained against BSSI and Boeing in January 2009. Briefing was completed at the California Court of Appeals in late 2010, with answers to the court’s supplemental inquiries submitted on July 11, 2011. Oral argument is scheduled for September 27, 2011. We expect a written decision to be issued by the Court of Appeals within 90 days following oral argument. After we receive a decision from the California Court of Appeals, either we or Boeing may request further appeal to the California Supreme Court or the United States Supreme Court, although neither court is obligated to grant further appeal. We cannot predict the timing or outcome of the appeal process.

Critical Accounting Policies

Critical accounting policies require difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The judgments and uncertainties affecting the application of these policies include significant estimates and assumptions made by us using information available at the time the estimates are made. Actual results could differ materially from those estimates. Our critical accounting policies involve judgments associated with our accounting for the fair value of financial instruments (including our previous investment in DBSD), asset impairment, valuation of goodwill and intangible assets, contract settlements, revenue recognition, stock-based compensation, income taxes, contingencies and business combinations. There have been no significant changes to our critical accounting policies disclosed in our 2010 Form 10-K other than as described below.

Revenue Recognition—Revenue consists primarily of fees paid for consulting services. Revenue is recognized and billed when our professionals deliver consulting services. In general, we recognize revenue related to consulting services when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the customer, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

Valuation of Goodwill and Intangible Assets — We evaluate goodwill and indefinite-lived intangible assets at least annually to determine whether there has been an impairment of the value of these assets and evaluates impairment whenever events or changes in circumstances indicate that the carrying amount of our assets might not be recoverable. We amortize definite-lived intangible assets over their expected useful lives. When events or circumstances indicate that the varying amount of a long-lived asset or asset group may not be recoverable, we perform a test to determine whether the carrying amount of the asset or asset group tested is not recoverable and its carrying amount exceeds its fair value. Any impairment losses relating to goodwill or other intangible assets are recognized in the condensed consolidated statement of operations.

Business Combinations— We account for business combinations using the acquisition method and, accordingly, the identifiable assets acquired and liabilities assumed are recorded at their acquisition date fair values. Goodwill is calculated as the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Update No. 2011-05, Comprehensive Income (“Update No. 2011-05”). Update No. 2011-05 requires in the presentation on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. Update No. 2011-05 is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this statement is not expected to have a material impact on our financial position, results of operations or cash flows.

Results of Operations

The following table is provided to facilitate the discussion of our results of operations for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue	$195	$—	$195	$—
General and administrative expenses	2,708	4,040	9,193	8,586
Contract settlements	—	—	(4,735)	—
Interest income	(49)	(5)	(56)	(5)
Interest expense	1,160	1,072	2,239	2,144
Gain associated with disposition of assets	—	—	(300,886)	—
Other income	(1,406)	(1,263)	(1,803)	(511)
Income tax benefit	—	(41)	(2,732)	(1,766)

Revenue. Revenue is primarily comprised of fees paid for consulting services.

Revenue of $195,000 for the three and six months ended June 30, 2011 is due to the acquisition of the Ovidian Group on June 17, 2011. Prior to the acquisition of Ovidian Group, we were a development stage enterprise and did not generate any revenue from operations.

General and Administrative Expenses. General and administrative expenses are primarily comprised of personnel costs, stock-based compensation, legal and professional fees, acquisition investigation costs, satellite storage, satellite system operating expenses and general office related costs.

General and administrative expenses decreased $1.3 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The decrease was primarily due to a $1.6 million cost reimbursement obligation of J&J Group for ongoing operating expense incurred in 2011 related to the MEO Assets, offset by $407,000 in acquisition investigation costs incurred in the current year.

General and administrative expenses increased $607,000 for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The increase was primarily due to higher non-cash stock-based compensation expense of $1.2 million, a $391,000 increase in legal and other professional expenses, $407,000 in acquisition investigation costs, $461,000 in higher other employment related costs, and the remaining balance represents ongoing operating costs incurred in the current year. The increase was partially offset by $1.6 million of cost reimbursement by J&J Group for ongoing operating expense incurred in 2011 related to the MEO Assets.

Contract Settlements. During the first quarter of 2011, we recognized a $4.7 million gain associated with a reduction of our estimated liability for gateway obligations as a result of our agreement to purchase Deutsche Telekom AG’s claim against one of our subsidiaries.

Interest Expense. Interest expense for the three and six months ended June 30, 2011 and 2010 consists primarily of interest costs resulting from capital lease obligations associated with certain of our MEO gateway sites.

Gain Associated with Disposition of Assets. During the first quarter of 2011, we recognized a $301 million gain associated with the disposition of our cost method investment in DBSD and certain other assets pursuant to the various agreements entered into with DISH Network (see discussion below).

Other Income. Other income for the three months ended June 30, 2011 is comprised primarily of a $1.2 million gain recognized upon the elimination of our payable to an affiliate. Other income for the six months ended June 30, 2011 is comprised primarily of a $1.2 million gain recognized upon elimination of our payable to an affiliate and gains on foreign currency transactions of $519,000. Other income for the three and six months ended June 30, 2010 is comprised primarily of gains on foreign currency transactions of $1.4 million and $1.0 million, respectively, partially offset by expense associated with reimbursements due to DBSD for their respective share of stock awards that ultimately failed to vest of $152,000 and $517,000, respectively.

Income Tax Benefit. Income tax benefit for the three and six months ended June 30, 2011 and 2010 is primarily due to expiration of the statute of limitations associated with previously recorded uncertain tax positions, including interest and penalties.

Liquidity and Capital Resources

Overview. As of June 30, 2011, we had cash liquidity of $320.5 million primarily due to the receipt of $315 million received from DISH Network as described below. These funds are currently expected to be utilized to fund our working capital needs for at least the next twelve months. Our primary expected cash needs for the next twelve months are for the ongoing operating costs associated with the IPAM business, MEO satellite system operating costs while we exit the MSS business, costs associated with the pursuit of new investment and acquisition opportunities, professional fees associated with various legal and regulatory proceedings, and other general corporate purposes. We also expect to use our cash, and may incur debt, to acquire or invest in other businesses or assets.

On March 15, 2011, we entered into the Implementation Agreement and Restructuring Agreement with DISH Network under which DISH Network has agreed to pay us approximately $325 million for our support of DBSD’s plan of reorganization which provides for the stock of DBSD to be transferred to DISH Network (the “DISH Plan”), certain spectrum priority rights, any distributions to us from DBSD, and the DISH Option, of which (i) $35 million was paid on March 21, 2011, (ii) approximately $280 million was paid on April 26, 2011, and (iii) $10 million is payable at the earlier of (a) five days after DBSD’s emergence from its pending Chapter 11 bankruptcy proceeding, or (b) five days after termination of the Amended Investment Agreement. In addition to these payments, DISH Network also agreed to indemnify us from all claims against and expenses incurred in connection with Sprint’s pursuit of Spectrum Clearing Costs. DISH Network’s payment obligations under the Implementation Agreement and the BAS Indemnity are not subject to any further court action or approvals. We recognized a gain of approximately $301 million in the first quarter of 2011 associated with the disposition of our cost method investment in DBSD and other assets as a result of these agreements.

Our liquidity position should also be improved when the J&J Group fulfills its obligation to reimburse us for expenses directly related to our MEO satellite operations. J&J Group is obligated to reimburse us for those expenses irrespective of whether the sale of MEO Assets to J&J Group closes, and we have recorded a receivable of $1.6 million which we expect to receive by November 1, 2011.

If the anticipated sale of MEO Assets to J&J Group does not close or is terminated by November 1, 2011, DISH Network may exercise the DISH Option to acquire the MEO Assets for no additional consideration, but only if DISH Network assumes responsibility for ongoing operating expenses directly related to the MEO Assets.

Cash Flows. The following table is provided to facilitate the discussion of our liquidity and capital resources for the six months ended June 30, 2011 and 2010 (in thousands):

	Six months ended June 30,
	2011	2010
Net cash provided by (used in):
Operating activities	$(9,515)	$(8,727)
Investing activities	308,896	(547)
Financing activities	13	29,189
Effect of foreign exchange rate changes on cash	350	611

Net increase in cash and cash equivalents	299,744	20,526
Cash and cash equivalents—beginning of period	20,771	4,983

Cash and cash equivalents—end of period	$320,515	$25,509

Cash and cash equivalents were $320.5 million at June 30, 2011 compared to $20.8 million at December 31, 2010. This increase is primarily due to approximately $315 million received from DISH Network under the Implementation Agreement, partially offset by (i) the amount paid for the acquisition of Ovidian Group, (ii) the incurrence of ongoing operating costs associated with our MEO satellite system and (iii) other general corporate expenditures in the first half of 2011.

For the six months ended June 30, 2011, cash used in operating activities consisted primarily of our net income of $299.0 million adjusted for various non-cash items, including: (i) a $300.9 million gain associated with the disposition of certain assets to DISH Network; (ii) a $4.7 million reduction of a Gateway obligation; (iii) stock-based compensation expense of $2.3 million; (iv) a $2.3 million increase in prepaid expenses and other assets primarily due to a $1.6 million receivable associated with reimbursement of MEO Asset operating expenses from J&J Group; (v) an $853,000 net decrease in income taxes payable, accounts payable and other accrued expenses; and (vi) unrealized foreign exchange gains of $534,000. For the six months ended June 30, 2010, cash used in operating activities consisted primarily of our net loss of $8.4 million adjusted for various non-cash items. These non-cash items include: (i) stock-based compensation expense of $1.1 million; (ii) unrealized foreign exchange gains of $1.0 million; (iii) a $1.8 million income tax benefit resulting from expiration of the statute of limitations associated with previously recorded uncertain tax positions; (iv) changes in accrued interest payable of $1.5 million associated with various Gateway obligations; and (v) a $1.0 million net reduction in accounts payable reflecting payment of amounts previously accrued at December 31, 2009.

For the six months ended June 30, 2011, cash provided by investing activities consisted primarily of approximately $315 million from DISH Network pursuant to the Implementation Agreement, partially offset by a $5.9 million cash outflow for the acquisition of Ovidian Group, net of cash acquired. For the six months ended June 30, 2010, cash used in investing activities consisted of $547,000 of payments made on behalf of affiliates.

For the six months ended June 30, 2011, cash provided by financing activities consisted of $132,000 in proceeds from the exercise of stock options, partially offset by $119,000 in payments of withholding taxes upon vesting of restricted stock awards. For the six months ended June 30, 2010, cash provided by financing activities consisted primarily of $29.2 million of proceeds from the rights offering completed on March 9, 2010 (“Rights Offering”), net of related costs.

Contractual Obligations. Our primary contractual obligations relate to our MEO satellite system. In the table below, we set forth our contractual obligations as of June 30, 2011 (in millions):

	Total	Remainder of 2011	Years ending December 31,
			2012- 2013	2014- 2015	2016 and thereafter
Satellite system operating obligations(1)	$2.2	$1.8	$0.4	$—	$—
Capital lease obligations, including interest(2)	22.5	22.5	—	—	—
Operating lease obligations	2.0	0.7	1.2	0.1	—

Total	$26.7	$25.0	$1.6	$0.1	$—

(1)	We have an agreement with Intelsat to provide satellite operational services to support F2. Under this agreement, we are obligated to pay Intelsat a recurring, monthly fee associated with TT&C and other satellite support services. In addition to this agreement, we have commitments for other operational services related to our MEO satellite and certain MEO gateway sites. As of June 30, 2011, our satellite system operating commitments were approximately $2.2 million. In connection with our agreement with J&J Group to purchase our MEO Assets, J&J Group has agreed to reimburse us for any ongoing operating expenses directly related to the MEO Assets from January 14, 2011 through closing of the purchase of the MEO Assets by J&J Group.

(2)	Our capital lease obligations represent future minimum payments due under capital lease commitments arising from agreements associated with certain of our MEO gateway sites. The amount of our contractual obligations as of June 30, 2011 represents principal and interest payable in accordance with the terms of the contractual agreements.

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

As of June 30, 2011, we have recorded a liability related to uncertain tax positions for income taxes, interest and penalties of $10.8 million. Settlement of this liability, including timing of future payment, if any, is currently uncertain. As a result, this amount was not included in our table of contractual obligations above.

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

•

J&J Group recently agreed to acquire our MEO Assets. The closing of the sale is subject to a number of conditions, including regulatory approvals. J&J Group’s efforts to satisfy closing conditions are continuing, and we are supporting those efforts by prosecuting various appeals of adverse regulatory rulings in the UK and European Union. If the sale of MEO Assets to J&J Group does not close as anticipated, and if DISH Network opts not to exercise the DISH Option, we may incur substantial costs in divesting our MEO Assets, and may need to institute enforcement proceedings against J&J Group to compel the payment of reimbursable expenses.

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

We have assessed our vulnerability to certain market risks, including interest rate risk associated with our accounts receivable, accounts payable, capital lease obligations, and cash and cash equivalents and foreign currency risk associated with our capital lease obligations and cash held in foreign currencies.

As of June 30, 2011, our cash and investment portfolio consisted of both cash and money market funds, with a fair value of approximately $320.5 million. The primary objective of our investments in money market funds is to preserve principal, while optimizing returns and minimizing risk, and our policies require, at the time of purchase, that we make these investments in short-term, high rated securities.

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

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures as of June 30, 2011 and have concluded that these disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e)) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 6 to our condensed consolidated financial statements, “Commitments and Contingencies” included in Part I, Item 1 of this quarterly report, for a discussion of the material legal proceedings to which we are a party.

Item 1A.	Risk Factors

There have been no material changes to our risk factor disclosures included under Part I, Item 1A. of our 2010 Form 10-K other than the addition of the following risk factors disclosed below that primarily relate to our entrance into the IPAM business.

Our revenue and cash flow are dependent upon our customers’ sales and market conditions.

A significant portion of our revenue is dependent on sales to our customers that are outside our control and that could be negatively affected by a variety of factors, including global and/or country-specific economic conditions. In addition, our operating results also could be affected by general economic and other conditions that cause a downturn in the market for the customers of our services. It is also difficult to predict the timing and amount of revenue associated with our agreements with our customers and the timing, nature or amount of revenues associated with future strategic partnerships. The foregoing factors are difficult to forecast and could adversely affect both our quarterly and annual operating results and financial condition.

Our revenue are derived primarily from a limited number of customers.

We earn a significant amount of our revenue from a limited number of customers, and we expect that a significant portion of our revenue will continue to come from a limited number of customers for the foreseeable future. For example, during the three and six months ended June 30, 2011, three customers accounted for 100% of our total revenue. In the event that one or more of our significant customers fail to meet their payment obligations under their respective agreements, we lose any of these customers or our revenue from these customers significantly decline, our future revenue and cash flow could be materially adversely affected.

We may engage in acquisitions or strategic transactions or make investments that could result in significant changes or management disruption and fail to enhance shareholder value.

We continue to evaluate and may acquire businesses, technology and/or intellectual property, enter into joint ventures or other strategic transactions and purchase equity and debt securities in other entities. Most strategic investments entail a high degree of risk and will not become liquid until more than one year from the date of investment, if at all. Acquisitions or strategic investments may not generate financial returns or result in increased adoption or continued use of our services. In addition, other investments may not generate financial returns or may result in losses due to market volatility, the general level of interest rates and inflation expectations. We could make strategic investments in early-stage companies, which require us to consolidate or record our share of the earnings or losses of those companies. Our share of any such losses may adversely affect our financial results until we exit from or reduce our exposure to these investments.

Achieving the anticipated benefits of acquisitions depends in part upon our ability to integrate the acquired businesses in an efficient and effective manner. The integration of acquired companies may result in significant challenges, and we may be unable to accomplish the integration smoothly or successfully. We cannot assure that the integration of acquired businesses with our business will result in the realization of the full benefits we anticipate to result from such acquisitions. We may not derive any commercial value from the acquired technology, products and intellectual property or from future technologies and products based on the acquired technology and/or intellectual property, and we may be subject to liabilities that are not covered by the indemnification protection we may obtain.

We have increased our operating expenses to expand our operations, and those increased expenses may negatively impact our profitability.

We have increased our expenditures to develop and expand our business, including making expenditures to acquire IPAM assets and hiring new management personnel. Our efforts to develop and expand our business has resulted in an increase in our expenditures with no assurance that such expenditures will result in additional revenue that is sufficient to offset the additional expenses we incur. If we are not successful in generating additional revenue that is sufficient to offset these operating expense increases, our operating results may be harmed.

The business activities of our new subsidiary, Ovidian Group, could result in professional liability, which could be costly and damage our reputation.

The business activities of Ovidian Group typically involve complex analysis and the exercise of professional judgment. As a result, Ovidian Group is subject to the risk of professional liability. If a client questions the quality of Ovidian Group’s work, the client could threaten or bring a lawsuit to recover damages or contest its obligation to pay fees. Litigation alleging that Ovidian Group performed negligently or breached any other obligations to a client could expose us to legal liabilities and, regardless of outcome, could be costly, distract our management and damage our reputation.

Unauthorized use or disclosure of our confidential information could adversely affect our business.

We enter into contractual relationships governing the protection of our confidential and proprietary information with our employees, consultants and prospective and existing customers and strategic partners. If we are unable to detect in a timely manner the unauthorized use or disclosure of our proprietary or other confidential information or if we are unable to enforce our rights under such agreements, the misappropriation of such information could harm our business.

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

Date	Title	Number of shares
June 1, 2011	Class A common stock	45,787	(1)
June 17, 2011	Class A common stock	3,000,000	(2)

(1)	Issued as compensation to Eagle River, Inc., for advisory services performed from March 1, 2011 through May 31, 2011.
(2)	On June 17, 2011, our wholly-owned subsidiary Pendrell Technologies LLC, acquired all of the membership interests of Ovidian Group. As part of the consideration for Ovidian Group, we issued 3,000,000 shares of our Class A common stock, solely to accredited investors. The issuance of the Class A common stock was exempt from the registration requirements of the Securities Act of 1933, pursuant to Regulation D, Rule 506. The Class A common stock is not convertible or exchangeable into any other of our equity securities.

Use of Proceeds

On July 11, 2008, our universal shelf registration statement on Form S-3 (Registration No. 333-152100) was declared effective by the SEC. On March 9, 2010, we completed a Rights Offering to existing stockholders in which we issued 42,870,000 shares of Class A common shares at a price of $0.70 per share, which shares were registered under the shelf registration statement. The proceeds from the Rights Offering to us were approximately $29.2 million, after deducting fees. No offering expenses were paid directly or indirectly to our directors, officers or their associates, or to persons owning 10% or more of any of our equity securities.

As of June 30, 2011, the remaining proceeds from the Rights Offering, after deducting fees, are reflected in cash and cash equivalents on our condensed consolidated balance sheet. Through June 30, 2011, we had used approximately $24.5 million of the net proceeds from the Rights Offering to fund ongoing operational expenses. We may also use a portion of the proceeds to acquire or invest in other businesses, products or technologies, which may or may not be related to our historical business activities, as well as for capital expenditures. Pending these uses, we expect to hold the amounts in cash or invest the remaining net proceeds in short-term, investment-grade securities.

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

PENDRELL CORPORATION (Registrant)

Date: August 5, 2011	By:	/S/ BENJAMIN G. WOLFF
Benjamin G. Wolff Chief Executive Officer and President (Principal Executive Officer)