Form 10-Q
period 2011-09-30
Pendrell Corp
filed 2011-11-07
CIK 1359555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 1, 2011, the registrant had 206,396,021 shares of Class A common stock and 53,660,000 shares of Class B common stock outstanding.

PENDRELL CORPORATION

FORM 10-Q

For the three and nine months ended September 30, 2011

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Pendrell Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$318,278	$20,771
Receivable from DISH Network associated with disposition of assets	10,000	—
Prepaid expenses and other current assets (net of reserve of 2,457 and 0, respectively)	2,546	701

Total current assets	330,824	21,472
Property in service – net of accumulated depreciation of $626 and $511, respectively	256	286
Other assets	131	169
Investment in DBSD	—	23,650
Intangible assets – net of accumulated amortization of $132	4,599	—
Goodwill	1,149	—

Total	$336,959	$45,577

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY) IN ASSETS
Current liabilities:
Accounts payable	$401	$403
Accrued expenses	12,129	14,836
Payable to affiliates	—	1,292
Accrued interest	26,371	23,759
Capital lease obligations	14,681	14,948

Total current liabilities	53,582	55,238
Income tax	9,543	12,973

Total liabilities	63,125	68,211

Commitments and contingencies (Note 6)
Stockholders’ equity (deficiency) in assets:
Preferred stock, $.01 par value, 75,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.01 par value, 900,000,000 shares authorized, 264,422,416 and 258,294,712 shares issued, and 206,125,556 and 200,069,966 shares outstanding	2,644	2,583
Class B convertible common stock, $.01 par value, 150,000,000 shares authorized, 84,663,382 shares issued and 53,660,000 shares outstanding	847	847
Additional paid-in capital	2,792,322	2,787,533
Treasury stock, 58,296,860 and 58,224,746 shares of Class A common stock and 31,003,382 shares of Class B convertible common stock	(877,833)	(877,725)
Accumulated other comprehensive loss	(12,141)	(13,071)
Accumulated deficit	(1,632,005)	(1,922,801)

Total stockholders’ equity (deficiency) in assets	273,834	(22,634)

Total	$336,959	$45,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue	$1,083	$—	$1,278	$—
Operating expenses:
General and administrative	8,596	3,649	17,789	12,235
Contract settlements	—	—	(4,735)	—

Total operating expenses	8,596	3,649	13,054	12,235

Operating loss	(7,513)	(3,649)	(11,776)	(12,235)
Interest income	51	6	107	11
Interest expense	(1,185)	(1,130)	(3,424)	(3,274)
Gain associated with disposition of assets	—	—	300,886	—
Other income (expense)	328	(1,093)	2,131	(582)

Income (loss) before income taxes	(8,319)	(5,866)	287,924	(16,080)
Income tax benefit (expense)	140	(372)	2,872	1,394

Net income (loss)	$(8,179)	$(6,238)	$290,796	$(14,686)

Basic income (loss) per share	$(0.03)	$(0.02)	$1.15	$(0.06)

Diluted income (loss) per share	$(0.03)	$(0.02)	$1.13	$(0.06)

Weighted average shares outstanding used to compute basic income (loss) per share	255,152,696	251,519,728	253,223,586	240,737,367
Weighted average shares outstanding used to compute diluted income (loss) per share	255,152,696	251,519,728	258,010,310	240,737,367

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income (loss)	$(8,179)	$(6,238)	$290,796	$(14,686)
Other comprehensive income (loss):
Cumulative translation adjustments	3,052	(2,155)	930	(2,608)

Comprehensive income (loss)	$(5,127)	$(8,393)	$291,726	$(17,294)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands, except share data, unaudited)

	Nine months ended September 30,
	2011	2010
Operating activities:
Net income (loss)	$290,796	$(14,686)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	3,388	1,293
Amortization of prepaid compensation from Ovidian Group acquisition	754	—
Amortization of intangibles	132	—
Depreciation	97	97
Unrealized foreign exchange gains	(881)	(334)
Gain associated with contract settlements	(4,735)	—
Gain associated with disposition of assets	(300,886)	—
Other	(1,474)	856
Other changes in certain assets and liabilities, net of Ovidian Group acquisition:
Prepaid expenses and other current/non-current assets	(1,008)	(175)
Accounts payable	(3)	(902)
Accrued interest payable	2,770	3,300
Other accrued expenses	(979)	358

Net cash used in operating activities	(12,029)	(10,193)

Investing activities:
Purchases of property	(67)	—
Payments from/(to) affiliates	246	(861)
Proceeds associated with disposition of assets	314,536	—
Acquisition of Ovidian Group, net of cash acquired of $150	(5,850)	—

Net cash provided by (used in) investing activities	308,865	(861)

Financing activities:
Proceeds from exercise of stock options	174	—
Proceeds from Rights Offering	—	30,009
Rights Offering issuance costs	—	(770)
Payment of withholding taxes from stock awards	(119)	(50)

Net cash provided by financing activities	55	29,189

Effect of foreign exchange rate changes on cash	616	156

Net increase in cash and cash equivalents	297,507	18,291
Cash and cash equivalents – beginning of period	20,771	4,983

Cash and cash equivalents – end of period	$318,278	$23,274

Supplemental disclosures of non-cash activities:
Issuance of Class A common shares for advisory services	250	375
Issuance of Class A common shares for stock-based compensation	391	79
Issuance of Class A common shares for business acquisition	8,430	—
Increase (decrease) in payable to affiliates	(1,538)	833

(concluded)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Business

Overview—These condensed consolidated financial statements include the accounts of Pendrell Corporation and its consolidated subsidiaries (collectively referred to as “Pendrell” or “Company”). Effective July 21, 2011, the Company changed its name from ICO Global Communications (Holdings) Limited to Pendrell Corporation, and adopted “PCO” as its new ticker symbol. The Company’s Class A Common Stock will continue to trade on the NASDAQ stock exchange.

In the third quarter of 2011, Pendrell continued its transformation from a next-generation mobile satellite service enterprise into a revenue-generating operating business that is uniquely positioned to focus on the opportunities associated with the evolution of intellectual property (“IP”) as a separate and distinct asset class. The Company is focused on creating a fully-integrated IP investment and advisory firm that develops and implements IP management and licensing strategies for its partners and clients as well as for its own account.

The Company advanced its IP business with the acquisition of Ovidian Group, LLC (“Ovidian Group”) on June 17, 2011 (see Note 2). Ovidian Group is a global IP business advisory firm that assists Fortune 500 clients in creating value by effectively managing risk and investing strategically in intellectual property. As a result of the Ovidian Group acquisition, the Company became a revenue-generating business. As such, effective with the second quarter of 2011, the Company is no longer in the development stage.

On September 28, 2011, the Company implemented the next phase of its IP business strategy by agreeing to purchase 90.1% of the outstanding capital stock of ContentGuard Holdings, Inc. (“ContentGuard”). The Company closed its acquisition of ContentGuard stock on October 31, 2011 (see Note 12). ContentGuard holds a foundational portfolio of more than 260 issued patents and 160 pending patent applications relating to key digital rights management (“DRM”) inventions.

Pendrell continues to explore additional opportunities to leverage its transactional expertise, financial resources, industry relationships and tax assets to increase shareholder value in ways which may or may not be related to the IP business or its historical operations.

While the Company focuses on integrating and growing its IP business, it continues to pursue the divestiture of its satellite-related assets, including a medium earth orbit (“MEO”) satellite (“F2”), ten additional MEO satellites in various stages of completion, related ground station equipment, and the right to use certain radio frequencies (collectively, “MEO Assets”). On April 6, 2011, the Company entered into a purchase and sale agreement (the “J&J Agreement”), pursuant to which the Company agreed to sell certain of the MEO Assets to Jay & Jayendra (Pty) Ltd, a South African corporation or its designated affiliate (collectively, the “J&J Group”). On November 1, 2011, the J&J Agreement expired in accordance with its terms (see Note 10). Notwithstanding the expiration, J&J Group is obligated to reimburse the Company for certain operation and maintenance costs incurred from and after January 14, 2011. The J&J Group has not fulfilled its obligation to reimburse the Company for such costs and instead has alleged that the Company breached the J&J Agreement. Conversely, the Company has alleged that J&J Group breached the J&J Agreement and is currently evaluating its alternatives to collect the amounts that are due (see Note 6).

On March 15, 2011, the Company and DISH Network Corporation (“DISH Network”) signed a comprehensive implementation agreement (“Implementation Agreement”), pursuant to which the Company transferred substantially all of its interest in DBSD North America, Inc. and its subsidiaries (collectively referred to as “DBSD”) to DISH Network for approximately $325 million. In connection with the transfer of its interest in DBSD, the Company also granted to DISH Network, for no additional cost, a contingent option to acquire the MEO Assets if the J&J Group does not complete its purchase of the MEO Assets (“DISH Option”) (see Note 11). Promptly following J&J Group’s failure to close the J&J Agreement, the Company offered the MEO Assets to DISH Network in accordance with the terms of the DISH Option. If DISH Network declines the MEO Assets, the Company will continue to pursue their disposition.

DBSD Chapter 11 Filing—On May 15, 2009, DBSD filed for bankruptcy protection under Chapter 11 of Title 11 of the United States Bankruptcy Code (“Chapter 11 Case”) in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”). Due to the Chapter 11 Case, the Company does not have control or significant influence over the operating decisions of DBSD, and is not expected to regain control or significant influence over DBSD. Therefore, the Company deconsolidated DBSD from its financial operating results effective May 15, 2009, and accounted for its investment in DBSD as a cost method investment until disposition of its interest in DBSD to DISH Network in March 2011. As a result of this disposition, the Company no longer carries a cost method investment in DBSD on its condensed consolidated balance sheet. See Notes 3 and 4 for a discussion of the deconsolidation and the Company’s accounting for its cost method investment in DBSD at December 31, 2010.

In February 2011, DBSD negotiated an investment agreement with DISH Network, pursuant to which DISH Network conditionally agreed to invest more than $1 billion into the reorganized DBSD in exchange for 100% of the stock of the reorganized DBSD. DISH Network’s offer was memorialized in an amended and restated investment agreement that was approved by the Bankruptcy Court on March 15, 2011 and which is referred to in this document as the “Amended Investment Agreement.” On June 30, 2011, the Bankruptcy Court approved DBSD’s plan of reorganization which provides for the stock of DBSD to be transferred to DISH Network (“DISH Plan”). DBSD’s ultimate emergence from bankruptcy proceedings pursuant to the DISH Plan is subject to the Federal Communication Commission’s approval of DISH Network’s acquisition of control of DBSD.

2. Acquisition

On June 17, 2011, the Company acquired all of the membership interests of Ovidian Group by (i) paying cash consideration of $6.0 million, (ii) issuing 3,000,000 shares of its Class A common stock that were valued based on the closing stock price on June 17, 2011 of $2.81 per share, and (iii) agreeing to a tax indemnification in an amount up to $0.5 million. Of the consideration paid by the Company, $2.5 million of the cash consideration and 360,000 shares of Class A common stock were distributed directly to the selling members of Ovidian Group. The remaining $3.5 million of cash and 2,640,000 shares were placed into escrow to be distributed over twelve (12) consecutive quarters, subject to certain post-closing adjustments. A portion of the cash and shares placed in escrow is subject to continued employment and will be recognized as compensation expense in post combination financial statements. The Company also granted the selling members stock options and stock appreciation rights in connection with their employment effective June 17, 2011. See Note 7 for details of stock awards. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs associated with the acquisition of the Ovidian Group were not material to the Company’s financial statements.

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

These fair values were based on estimates as of the closing date of the acquisition. The Company used the income approach to value the trade name and customer relationships. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 measurements under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). Under the income approach, fair value is estimated based upon the present value of cash flows that the applicable asset is expected to generate. The valuations of the trade secrets were based on the cost to recreate method. These fair value measurements were also based on significant inputs not observable in the market and thus represent Level 3 measurement. The values of certain assets acquired are based on valuations that are subject to adjustment as additional information on management’s estimates and assumptions are obtained and the valuations are finalized. Future adjustments may modify the purchase accounting in future quarters during the measurement period which is not to exceed one year from the acquisition date.

As noted above, the Company also recognized $1.1 million in goodwill from the acquisition. The goodwill primarily consists of the benefit of acquiring expertise in the IP business as well as the benefit from gaining access to a sizable professional community which can increase the Company’s effectiveness in attracting IP clients. The goodwill recognized is expected to be deductible for income tax purposes.

The future compensation payments will be earned by present key employees from the date of acquisition through July 1, 2014. The anticipated compensation will be expensed at a rate of $0.8 million per quarter beginning with the quarter ended September 30, 2011, subject to certain forfeiture provisions.

For comparability purposes, the following table presents the Company’s unaudited pro forma revenue and earnings (loss) for the three and nine month periods ended September 30, 2011 and 2010 had the Ovidian Group acquisition occurred on January 1, 2010:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue	$1,083	$645	$3,297	$1,737
Net income (loss)	(8,179)	(6,522)	290,782	(15,793)

3. Summary of Significant Accounting Policies

Interim Financial Statements—The financial information included in the accompanying condensed consolidated financial statements is unaudited and includes all adjustments, consisting of normal recurring adjustments and accruals, considered necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures have been condensed or omitted. The financial information as of December 31, 2010 is derived from the Company’s audited consolidated financial statements and notes included in Item 8 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (“2010 Form 10-K”), filed with the U.S. Securities and Exchange Commission on March 22, 2011. The financial information included in this quarterly report should be read in conjunction with management’s discussion and analysis of financial condition and results of operations and the consolidated financial statements and notes included in the 2010 Form 10-K. Operating results and cash flows for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011 or any other interim period.

Use of Estimates—The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. As of September 30, 2011, significant estimates were used when accounting for goodwill and intangible assets associated with the acquisition of Ovidian Group, income taxes, contingencies, stock-based compensation awards and foreign currency transactions. As of December 31, 2010, significant estimates were used when accounting for the Company’s investment in DBSD, income taxes, contingencies, stock-based compensation awards and foreign currency transactions. Actual results could differ from those estimates. Estimates are evaluated on an ongoing basis.

Cash and Cash Equivalents—Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities from the date of purchase of 90 days or less. Cash and cash equivalents are comprised of the following (in thousands):

	September 30, 2011	December 31, 2010
Cash	$27,211	$15,928
Money market funds	291,067	4,843

	$318,278	$20,771

As of September 30, 2011, cash and cash equivalents included in cash and money market funds above reflect the receipt of approximately $315 million from DISH Network pursuant to the terms of the Implementation Agreement, the purchase of the Ovidian Group, as well as remaining proceeds from the Company’s rights offering completed on March 9, 2010 (“Rights Offering”) under which it received gross proceeds of approximately $30 million. Subsequent to September 30, 2011, the Company utilized $90.1 million to purchase ContentGuard (See Note 12).

The fair value of money market funds at September 30, 2011 and December 31, 2010 was classified as Level 1 under ASC 820 as amounts were based on quoted prices available in active markets for identical investments as of the reporting date.

Receivable from DISH Network Associated with Disposition of Assets—On March 15, 2011, the Company entered into an Implementation Agreement with DISH Network, under which DISH Network agreed to pay the Company approximately $325 million for its support of the DISH Plan, certain spectrum priority rights, the delivery of any distributions to the Company from DBSD, and the DISH Option (see Note 11). On March 21, 2011 and April 26, 2011, the Company received payments from DISH Network of approximately $35 million and $280 million, respectively, pursuant to the Implementation Agreement. As of September 30, 2011, the Company has recorded a receivable from DISH Network of $10 million associated with the remaining amount due under the Implementation Agreement. The Company will receive the final payment of $10 million from DISH Network at the earlier of (i) five days after DBSD’s emergence from its pending Chapter 11 bankruptcy proceeding, or (ii) five days after termination of the Amended Investment Agreement.

Prepaid Expenses and Other Current Assets—As of September 30, 2011, prepaid expenses and other current assets consist primarily of prepaid compensation resulting from the acquisition of Ovidian Group (see Note 2), a receivable due from J&J Group for reimbursement of ongoing operating expenses related to the Company’s MEO Assets and a corresponding full reserve against the receivable as a result of the J&J Group’s failure to fulfill its obligation to reimburse the Company (see Notes 6 and 10), prepayments related to rent and security deposits associated with certain of the Company’s leased facilities, prepaid satellite operating costs and prepaid director and officer’s insurance. As of December 31, 2010, prepaid expenses and other current assets consist primarily of prepayments related to rent and security deposits associated with certain of the Company’s leased facilities, prepaid satellite operating costs and prepaid director and officer’s insurance.

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

Other Assets—As of September 30, 2011 and December 31, 2010, other assets consist primarily of long-term security deposits associated with the Company’s leased facilities.

Impairment of Long-Lived Assets—Pursuant to ASC 360, Property, Plant and Equipment, the carrying values of long-lived assets are reviewed whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Management considers whether specific events have occurred in determining whether long-lived assets are impaired at each balance sheet date or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The determination of whether impairment exists is based on any excess of the carrying value over the expected future cash flows. Any resulting impairment charge is measured based on the difference between the carrying value of the asset and its fair value, as estimated using undiscounted future cash flows expected to be generated by the assets. No impairment of long-lived assets was determined as of September 30, 2011.

Investment in DBSD—Under ASC 810, Consolidation (“ASC 810”), consolidation of a majority-owned subsidiary is precluded when control, either directly or indirectly, does not rest with the majority voting interest of an entity. Bankruptcy represents a condition which can preclude consolidation or equity method accounting as control rests with the Bankruptcy Court, rather than the majority owner. As described in Note 1, DBSD filed for bankruptcy protection on May 15, 2009. Accordingly, the Company deconsolidated DBSD as of that date, and excludes the results of DBSD’s operations from the Company’s operations beginning May 15, 2009. As the Company was not expected to maintain its majority ownership interest in DBSD under any plan of reorganization, nor was the Company expected to regain significant influence or control of DBSD under any plan of reorganization, the Company was accounting for its remaining investment in DBSD as a cost method investment, and determined the fair value of its investment in DBSD based on the guidance in ASC 820.

On March 21, 2011, the Company sold substantially all of its interest in DBSD, as well as a contingent interest in the Company’s MEO Assets, to DISH Network in exchange for approximately $325 million. Accordingly, the Company no longer carries a cost method investment in DBSD on its condensed consolidated balance sheet (see Note 4).

Business Combinations and Intangible Assets Including Goodwill—The Company accounts for business combinations using the acquisition method and, accordingly, the identifiable assets acquired and liabilities assumed are recorded at their acquisition date fair values. Goodwill is calculated as the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date (see Note 2).

Valuation of Goodwill and Intangible Assets—The Company evaluates goodwill and indefinite-lived intangible assets at least annually in the fourth quarter to determine whether there has been an impairment of the value of these assets and evaluates impairment whenever events or changes in circumstances indicate that the carrying amount of the Company’s assets might not be recoverable. The Company amortizes definite-lived intangible assets over their expected useful lives, and when events or circumstances indicate that the varying amount of a long-lived asset or asset group may not be recoverable, the Company performs a test to determine whether the carrying amount of the asset or asset group tested is not recoverable and its carrying amount exceeds its fair value. Any impairment losses relating to goodwill or other intangible assets are recognized in the condensed consolidated statement of operations (see Note 2).

Fair Value of Financial Instruments—As of September 30, 2011, the Company’s financial instruments include its cash and cash equivalents, receivable from DISH Network associated with disposition of assets, accounts payable and certain other assets and liabilities. As of December 31, 2010, the Company’s financial instruments include its cash and cash equivalents, investment in DBSD, accounts payable and certain other assets and liabilities. The Company determines the fair value of its financial instruments based on the hierarchy established by ASC 820. Refer to Note 4 for a discussion regarding the fair value of the Company’s investment in DBSD as of December 31, 2010. The carrying amounts of the Company’s other financial instruments are reasonable estimates of their fair values because they are equivalent to cash or due to their short-term nature.

Accumulated Other Comprehensive Loss—As of September 30, 2011 and December 31, 2010, the Company’s accumulated other comprehensive loss consisted of cumulative translation adjustments of $12.1 million and $13.1 million, respectively.

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

The Company records stock-based compensation on stock options, stock appreciation rights and restricted stock awards issued to employees, directors and consultants. The fair value of stock options and stock appreciation rights is estimated on the date of grant using the Black-Scholes option pricing model (“Black-Scholes Model”) based on the single option award approach. The fair value of restricted stock awards is determined based on the number of shares granted and either the quoted market price of the Company’s Class A common stock on the date of grant for time-based and performance-based awards, or the fair value on the date of grant using the Monte Carlo Simulation model (“Monte Carlo Simulation”) for market-based awards. The fair value of stock options and restricted stock awards with service conditions are amortized to expense on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of stock appreciation rights and restricted stock awards with performance conditions deemed probable of being achieved and cliff vesting is amortized to expense over the requisite service period using the straight-line method of expense recognition. The fair value of restricted stock awards with performance and market conditions, and graded vesting are amortized to expense over the requisite service period using the straight-line method of expense recognition. The fair value of share-based payment awards as determined by the Black-Scholes Model and the Monte Carlo Simulation are affected by the Company’s stock price as well as other assumptions. These assumptions include, but are not limited to, the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. ASC 718 requires forfeitures to be estimated at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

For the three and nine months ended September 30, 2011 and 2010, gains (losses) on intercompany foreign currency transactions of $(4.1) million and $0.3 million and $5.7 million and $0.3 million, respectively, have been excluded from net income (loss) and reported as a component of accumulated other comprehensive loss due to their long-term investment nature.

The Company recognizes applicable cumulative translation adjustments as a component of other operating income (loss) in the period in which a subsidiary is substantially liquidated. For the three and nine months ended September 30, 2011 and 2010, there were no gains or losses resulting from the liquidation of subsidiaries.

Income (Loss) Per Share—Basic income (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is calculated by dividing loss allocable to common shareholders by the weighted average common shares outstanding plus dilutive potential common stock. Dilutive potential common stock includes unvested restricted stock awards, stock options, stock appreciation rights and warrants, the dilutive effect of which is calculated using the treasury stock method. Prior to the satisfaction of vesting conditions, unvested restricted stock awards are considered contingently issuable consistent with ASC 260, Earnings per Share, and are excluded from weighted average common shares outstanding.

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income (loss)	$(8,179)	$(6,238)	$290,796	$(14,686)

Weighted average common shares outstanding	259,575,018	253,583,243	255,983,605	242,494,387
Less: weighted average unvested restricted stock	(4,422,322)	(2,063,515)	(2,760,019)	(1,757,020)

Shares used for computation of basic income (loss) per share	255,152,696	251,519,728	253,223,586	240,737,367
Add back: weighted average unvested restricted stock awards	—	—	2,760,019	—
Add back: dilutive stock options and stock appreciation rights	—	—	2,026,705	—

Shares used for computation of diluted income (loss) per share(1)	255,152,696	251,519,728	258,010,310	240,737,367

Basic income (loss) per share	$(0.03)	$(0.02)	$1.15	$(0.06)

Diluted income (loss) per share	$(0.03)	$(0.02)	$1.13	$(0.06)

(1)	The effect of certain stock options, stock appreciation rights and warrants were anti-dilutive, and they were not included in the calculation of diluted income (loss) per share. As of September 30, 2011 and 2010, anti-dilutive stock options, stock appreciation rights and warrants totaled 15,541,235 and 17,446,183, respectively.

New Accounting Pronouncements—

In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance Update No. 2011-08, Testing Goodwill for Impairment (“Update No. 2011-08”). Update No. 2011-08 provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that it is unlikely that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required. Update No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this statement is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2011, the FASB issued Update No. 2011-05, Comprehensive Income (“Update No. 2011-05”). Update No. 2011-05 requires in the presentation on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. Update No. 2011-05 is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this statement is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

5. Gateway Agreements and Contract Settlements

As part of the ground infrastructure for its MEO satellite system, the Company established gateway sites in eleven countries throughout the world. Prior to 2000, the Company entered into agreements with certain vendors (“Gateway Operators”) that owned and operated ten of the Company’s eleven gateway sites. One gateway site is owned by the Company. Certain of the agreements with the Gateway Operators required the repayment of certain up-front infrastructure costs incurred on behalf of certain subsidiaries of the Company, plus interest ranging from 8.5% to 20% per annum.

Over the past several years, the Company has suspended further construction of its MEO satellite system, which has increased the likelihood that many of these gateway sites will not be utilized. As a result, nine of the ten Gateway Operators have terminated their agreements with the Company and discontinued the provision of services. Certain of the terminated agreements were settled in exchange for nominal consideration, including cash and the transfer of certain gateway assets. Certain of the terminated agreements have not been settled.

With respect to the terminated agreements with Gateway Operators that have not been settled, the Company has continued to accrue estimated late payment fees, if applicable, and interest expense on its subsidiaries’ infrastructure repayment obligations. Upon reaching settlement with any Gateway Operator that includes the legal release of the Gateway Operator’s claims, the Company writes off the liability, resulting in the recognition of a gain on contract settlement.

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

The Company does not anticipate its gateway obligations to require significant cash payments during the next twelve months.

The following table sets forth a summary of the transactions with the Company’s various Gateway Operators (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Total gateway liability, beginning of period	$48,461	$60,085	$50,448	$58,465
Expense recognized under operating agreements	123	230	502	914
Interest expense related to infrastructure agreements	1,170	1,117	3,382	3,236
Payments made to Gateway Operators	(96)	(50)	(242)	(431)
Gain associated with gateway contract settlement	—	—	(4,735)	—
Purchase of DT claim by Company	—	—	(750)	—
Effect of changes in foreign currency exchange rates	(2,102)	2,526	(1,049)	1,724

Total gateway liability, end of period	$47,556	$63,908	$47,556	$63,908

The following table summarizes the Company’s total gateway liability with its Gateway Operators and is included in the following line items on the condensed consolidated balance sheets (in thousands):

	September 30, 2011	December 31, 2010
Accrued expenses	$6,504	$11,741
Accrued interest	26,371	23,759
Capital lease obligations	14,681	14,948

Total gateway liability	$47,556	$50,448

6. Commitments and Contingencies

Satellite System Operating Commitments—The Company has an agreement with Intelsat, Ltd. (“Intelsat”) to provide satellite operational services to support the telemetry, tracking and control (“TT&C”) system of F2. Under this agreement, the Company is obligated to pay Intelsat a recurring, monthly fee associated with TT&C and other satellite support services. In addition to this agreement, the Company has commitments for operational services related to its MEO satellite system. As of September 30, 2011, the Company had satellite system operating commitments of approximately $1.9 million related to its MEO satellite system, of which $1.5 million is payable in 2011 and $0.4 million is payable in 2012. Pursuant to the J&J Agreement, the J&J Group agreed to reimburse the Company for these expenses, as well as other expenses directly related to the Company’s MEO Assets that are incurred from and after January 14, 2011. However, the J&J Group has not fulfilled its obligation to reimburse the Company pursuant to the J&J Agreement and instead has alleged that the Company breached the J&J Agreement (see Notes 1, 3 and 10).

Lease and Operating Commitments—Under agreements with its Gateway Operators, the Company is required to repay certain up-front capital asset costs incurred by the Gateway Operators in establishing the initial infrastructure for the gateways. The Company continues to have lease commitments under certain of these agreements (see Note 5), but the Company is not fulfilling these commitments.

The Company leases office space, a storage facility for its incomplete and unlaunched MEO satellites and certain support equipment under rental agreements accounted for as operating leases. Total rental expense under operating leases for the three and nine months ended September 30, 2011 and 2010 was approximately $0.2 million and $0.6 million and $0.2 million and $0.5 million, respectively, and is included in general and administrative expenses on the Company’s condensed consolidated statements of operations. Rental expense under operating leases is reflected net of related party expenses allocated between the Company and DBSD prior to June 30, 2011 (See Note 9). Additionally, pursuant to the J&J Agreement, the Company is to be reimbursed for a portion of these rental expenses with retroactive effect to January 14, 2011 (see J&J Transaction below).

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

BSSI Litigation—In February 2009, after more than four years of litigation, the Company obtained a judgment against Boeing Satellite Systems International, Inc. (“BSSI”) and The Boeing Company (“Boeing”) for approximately $603.2 million (“BSSI Litigation”), consisting of $370.6 million of compensatory damages against BSSI and Boeing for breach of contract, fraud, negligent misrepresentation and tortious interference with contract; $29.6 million against BSSI for punitive damages; $177.0 million against Boeing for punitive damages; and $26.0 million in pre-judgment interest. Beginning January 2, 2009, post-judgment interest began to accrue on the full judgment amount at the rate of 10% per annum (simple interest).

On March 6, 2009, BSSI and Boeing appealed the trial court judgment to the California Court of Appeals. In order to stay enforcement of the judgment, Boeing posted a bond in the approximate amount of $904.0 million. In response, the Company cross-appealed the trial court’s decisions to overturn the jury’s award of additional compensatory and punitive damages on its satellite pricing fraud claim against BSSI, and to reduce pre-judgment interest. Scheduled briefing was completed in late 2010, with answers to the court’s supplemental inquiries submitted on July 11, 2011. Oral argument took place on October 27, 2011. A written decision is expected to be issued by the appellate court at any time, but no later than January 25, 2012. Thereafter, the party that does not prevail may request further review by the California Supreme Court or the United States Supreme Court, but with no assurance that either court will grant the request. The Company cannot predict the outcome of the appeal process.

Through September 30, 2011, the Company has incurred costs of approximately $20.9 million to prosecute and defend the BSSI Litigation, and may incur additional consulting and legal fees if further appeal is pursued with the California Supreme Court or the United States Supreme Court. When the judgment becomes non-appealable, or when the Company settles its claims with BSSI and Boeing, the Company will be obligated to pay its trial lawyers an additional fee equal to 3% of any recovery up to $250.0 million, and 5% of any recovery in excess of $250.0 million, less certain costs and fees advanced to counsel by the Company during the course of the BSSI Litigation.

Sprint Broadcast Auxiliary Service (“BAS”) Relocation Claim—Sprint/Nextel (“Sprint”) claims that DBSD is primarily liable for approximately $104 million of alleged costs incurred by Sprint to relocate users from a portion of the S-band (“Spectrum Clearing Costs”). Sprint asserts that the Company is also responsible for these Spectrum Clearing Costs, and sought a proclamation to that effect from the Federal Communications Commission (“FCC”). The FCC declined to issue the proclamation sought by Sprint, but instead, on September 29, 2010, issued an order and declaratory ruling (“BAS Relocation Ruling”), in which the FCC described circumstances under which affiliates of an FCC licensee may be liable for Spectrum Clearing Costs. On October 12, 2010, the Company appealed the BAS Relocation Ruling to the federal district court in Washington, D.C. (the “DC Circuit Appeal”). On December 13, 2010, Sprint filed a lawsuit against the Company in federal court in the Eastern District of Virginia (“Sprint Lawsuit”), claiming that the Company is responsible for the Spectrum Clearing Costs. The Sprint Lawsuit was stayed by the federal court pending outcome of the DC Circuit Appeal. Briefing in the DC Circuit Appeal was completed on October 1, 2011, and oral argument was heard on October 15, 2011. On November 3, 2011, prior to the issuance of an opinion, the Company signed a Mutual Release Agreement with Sprint and DBSD, under which the Company conditionally agreed to dismiss the DC Circuit Appeal in exchange for Sprint’s dismissal of the Sprint Lawsuit and a release of Sprint’s claims against the Company for Spectrum Clearing Costs (the “Sprint Settlement”). Irrespective of whether the conditions to the Sprint Settlement are satisfied, the Company has received from DISH Network an agreement to indemnify the Company from all damages and expenses incurred in connection with Sprint’s pursuit of Spectrum Clearing Costs (“BAS Indemnity”). In light of the Sprint Settlement and the BAS Indemnity, the Company does not anticipate significant additional costs or damages from the appeal of the BAS Relocation Ruling or the Sprint Lawsuit.

Dismissal of involuntary bankruptcy proceedings against IHB—IHB is the Company’s indirect Netherlands subsidiary that was primarily responsible for coordinating and facilitating its MEO gateway development. In the development process, IHB and its subsidiaries incurred significant obligations to Gateway Operators, including DT. In early 2011, DT filed an involuntary bankruptcy proceeding against IHB in the Netherland courts. In March 2011, the Company agreed to purchase DT’s claim against IHB, after which the Company voluntarily dismissed the involuntary bankruptcy petition.

J&J Transaction—On November 1, 2011, the J&J Agreement expired in accordance with its terms. Notwithstanding the expiration, J&J Group is obligated to reimburse the Company for certain operation and maintenance costs incurred from and after January 14, 2011. The J&J Group has not fulfilled its obligation to reimburse the Company for such costs and instead has alleged that the Company breached the J&J Agreement. Conversely, the Company has alleged that J&J Group breached the J&J Agreement and is currently evaluating its alternatives to collect the amounts that are due. (See Note 10).

7. Stockholders’ Equity (Deficiency) in Assets

Stock-Based Compensation—The Company records stock-based compensation on stock options, stock appreciation rights and restricted stock awards issued to employees, directors and consultants in accordance with ASC 718, which requires measurement of all share-based payment awards based on the estimated fair value on the date of grant, and recognition of compensation cost over the requisite service period for awards expected to vest. The Company estimates its forfeiture rate for stock options, stock appreciation rights and restricted stock awards based on the Company’s historical rate of forfeitures due to terminations and expectations for forfeitures in the future. Effective July 1, 2011, the Company determined that DBSD was no longer a related corporation under the Company’s 2000 Stock Incentive Plan, as Amended and Restated Effective June 15, 2007 (the “Plan”). As a direct result of DBSD no longer being deemed a related corporation to the Company under the Plan, the Company decreased its estimated forfeiture rate from 40% to 5% during the current quarter.

For the three and nine months ended September 30, 2011 and 2010, the Company recognized non-cash stock-based compensation expense of $1.1 million and $3.4 million and $0.2 million and $1.3 million, respectively. Stock-based compensation expense is included in general and administrative expenses on the Company’s condensed consolidated statements of operations.

Stock Options and Stock Appreciation Rights—The Company has granted stock options and stock appreciation rights to employees, directors and consultants in connection with their service to the Company and DBSD. For the three and nine months ended September 30, 2011 and 2010, the Company recognized non-cash stock-based compensation expense of $0.1 million and $2.0 million and $0.1 million and $1.0 million, respectively, related to its stock options and stock appreciation rights.

The weighted average fair value of stock options and stock appreciation rights granted during the nine months ended September 30, 2011 and 2010 was estimated using the Black-Scholes Model with the following assumptions:

	Nine months ended September 30,
	2011	2010
Weighted average expected volatility	89.5%	121%
Weighted average risk-free interest rate	2.2%	3.1%
Expected dividend yield	0%	0%
Weighted average expected term in years	6.3	6.3
Weighted average estimated fair value per option granted	$1.91	$1.05

In prior periods, the expected stock price volatility rate was based on the Company’s historical stock price. In the third quarter, the Company modified the expected stock price volatility rate to a blend of the Company’s historical stock price volatility and a peer historical volatility, which the Company believes is in line with its change in business direction and is more reflective of the Company’s expected future volatility. The risk-free interest rate is based upon U.S. Treasury bond interest rates appropriate for the term of the Company’s employee stock options and stock appreciation rights. The expected dividend yield is based on the Company’s history and expectation of dividend payments. The expected term has been estimated using the simplified method as described in ASC 718 which permit entities, under certain circumstances, to continue to use the simplified method in developing estimates of the expected term of “plain-vanilla” share options and stock appreciation rights beyond December 31, 2007. The Company has not had sufficient exercises of its stock options or stock appreciation rights to provide a reasonable basis upon which to estimate the expected term of its stock options.

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

As discussed above, effective July 1, 2011, the Company determined that DBSD was no longer a related corporation under the Plan. In accordance with the Plan, all options granted to DBSD employees expired three months thereafter, on October 1, 2011, except for certain options that were extended by the Company’s compensation committee in exchange for general releases from the DBSD employees who hold the extended options. The extensions affect options for 875,500 shares of Class A common stock with strike prices of $3.00 per share or less, for which the vesting and exercise period have been extended to the earlier of March 31, 2012 or ninety calendar days after DBSD emerges from bankruptcy. The result of the modification did not have a material impact on the condensed consolidated statements of operations, although approximately 3,700,000 shares were returned to the Plan on October 1, 2011.

In the third quarter of 2011, the Company granted options to certain employees, a consultant and new hires to purchase 2,577,000 shares of its Class A common stock in connection with their continued or new employment with the Company. The grants were subject to availability of shares under the Company’s Plan. As noted above, a significant number of outstanding options expired on October 1, 2011, returning a large number of shares to the Plan, and thereby satisfying this condition. As a result, the below table includes these grants.

The Company’s stock option and stock appreciation rights activity for the nine months ended September 30, 2011 is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding – December 31, 2010	14,704,073	$3.68
Granted	7,027,000	$4.22
Exercised	(161,200)	$1.08
Forfeited	(4,748,948)	$4.85

Outstanding – September 30, 2011	16,820,925	$3.60

Exercisable – September 30, 2011	6,851,175	$3.94

Vested and expected to vest – September 30, 2011	22,202,407	$4.06

Restricted Stock Awards—The Company has granted restricted stock awards to employees and consultants in connection with their service to the Company and DBSD. For the three and nine months ended September 30, 2011 and 2010, the Company recognized non-cash stock-based compensation expense of $1.0 and $1.4 million and $0.1 million and $0.3 million, respectively, related to its restricted stock awards. The Company’s stock grants can be categorized as either service-based awards, performance-based awards, and/or market-based awards.

In the fourth quarter of 2007, the Company granted 580,000 shares of restricted Class A common stock to certain employees and consultants. The restricted stock awards contain performance and service conditions to encourage the attainment of key performance targets and retention of employees and consultants. Individual employees and consultants have different amounts of restricted stock awards allocated to the various performance conditions dependent on their responsibilities. The portion of restricted stock awards allocated to a particular performance condition vest 50% when that condition is achieved. After the performance condition is achieved, 25% of shares allocated to that condition vest one year after the performance condition is achieved and the remaining 25% of shares allocated to that condition vest two years after the performance condition is achieved. The total compensation cost associated with these restricted stock awards has been charged to expense over the requisite service periods. As of January 15, 2011, these restricted stock awards are fully vested and a total of 516,829 shares have vested upon satisfaction of the respective performance and service conditions.

In February 2010, the Company granted 2,000,000 shares of its restricted Class A common stock to Mr. Wolff, of which 50% will vest based upon achievement of certain performance objectives established by the Company’s Compensation Committee (25% in connection with resolution of the BSSI Litigation and 25% in connection with securing financing or consummating a transaction that enables the Company to use some or all of its net operating loss carry forwards (“NOLs”)), subject to an affirmative determination by the Board of Directors that the objectives have been met. These performance-based restricted stock awards had a fair value on the date of grant of $1.2 million. Compensation expense associated with these stock awards is charged to expense over the longest requisite service period upon determination of the probability of the conditions being met. The remaining 50% of the restricted shares are service-based awards and lapse in four equal annual installments. These service-based restricted stock awards had a fair value on the date of grant of $1.2 million and the compensation expense associated with these stock awards is being charged to expense over the requisite service period ending January 1, 2014. As of September 30, 2011, 250,000 shares of the service-based awards had vested.

In March 2011, the Company granted 250,000 shares of its restricted Class A common stock to Mr. Salemme in connection with his appointment as Chief Strategy Officer of the Company which vest over a four year period. These restricted stock awards had a grant date fair value of $0.5 million and are being charged to expense over the requisite service period ending March 4, 2015.

In the third quarter of 2011, the Company granted 2,610,909 shares of its restricted Class A common stock to various employees in connection with their employment with the Company. These restricted stock awards contain performance, market, and/or service conditions to encourage the attainment of key performance targets, the retention of employees, and/or are dependent upon the Company’s average closing share price. For restricted stock awards with multiple conditions, generally 50% of the vesting is based on the Company’s financial performance and 50% of the vesting is based on the Company’s share price. If the targets are not achieved within seven years of the date of grant, the shares subject to the targets will be forfeited and if the performance or market target is achieved within one year of the grant, no vesting will occur until the first anniversary of the grant. The restricted stock awards had a grant date fair value of $7.1 million and shall vest upon satisfaction of meeting certain performance, market and/or service conditions. The grants were subject to availability of shares under the Company’s Plan. As noted above, a significant number of outstanding options expired on October 1, 2011, returning a large number of shares to the Plan, and thereby satisfying this condition. As a result, the below table includes these grants.

The Company’s restricted stock award activity for the nine months ended September 30, 2011 is summarized as follows:

	Number of restricted stock awards	Weighted average fair value
Unvested – December 31, 2010	2,008,768	$1.17
Granted	2,860,909	$2.64
Vested	(258,768)	$1.27

Unvested – September 30, 2011	4,610,909	$2.08

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

8. Income Taxes

As discussed in Note 1 and Note 4, on May 15, 2009, the Company ceased to have control of DBSD and accordingly, the Company deconsolidated DBSD as of that date. Under ASC 810, when control of a subsidiary is lost, the parent no longer recognizes the assets and liabilities of the subsidiary, including deferred tax assets and liabilities in its consolidated financial statements. For U.S. federal tax purposes, however, the Company and DBSD will continue to be treated as an affiliated group of companies subject to consolidation until a plan of reorganization has been consummated.

As a result of the agreements that the Company entered into with DISH Network on March 15, 2011 (see Note 11), the Company has recognized a gain on the disposition of its DBSD interest. The Company believes that all, or substantially all, of the gain or income resulting from the payments from DISH Network will be offset by its NOLs or losses associated with the disposal of MEO assets, resulting in little, if any, income tax liability.

The Company has considered all available evidence, both positive and negative, and ongoing prudent and feasible tax planning strategies to determine that, based on the weight of that evidence, a valuation allowance is needed to reduce the value of deferred tax assets to an amount that is more likely than not to be realized. The income tax benefit for the nine months ended September 30, 2011 and 2010 is primarily due to expiration of the statute of limitations associated with previously recorded uncertain tax positions, including interest and penalties.

No deferred U.S. federal income taxes have been reflected in the Company’s financial statements for the difference between the recorded financial statement value and the tax value of the Company’s foreign subsidiaries. The Company no longer elects to reinvest its foreign earnings indefinitely, but it is not practical to determine the amount of the additional tax that may be payable in the event earnings, if any, are repatriated.

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

The Board of Directors adopted the Tax Benefits Plan in an effort to help the Company preserve its ability to utilize fully its NOLs, to preserve potential future NOLs, and to thereby reduce potential future federal income tax obligations. As of September 30, 2011, the Company has existing NOLs of approximately $10 million. The Company will generate substantially larger NOLs when the Company completes the sale, or otherwise disposes, of its MEO satellite assets. Under the Internal Revenue Code and related Treasury Regulations, the Company may “carry forward” these NOLs in certain circumstances to offset current and future income and thus reduce its federal income tax liability, subject to certain restrictions. To the extent that the NOLs do not otherwise become limited, the Company believes that it will be able to carry forward a significant amount of NOLs, and therefore the NOLs could have substantial future value. However, if the Company experiences an “ownership change,” as defined in Section 382, the timing of usage and its ability to use the NOLs could be significantly limited.

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

9. Related Parties

The Company considers its related parties to be its principal shareholders and their affiliates, as well as DBSD which, for income tax purposes, is subject to consolidation until a plan of reorganization has been consummated.

Eagle River Satellite Holdings, LLC (“ERSH”), Eagle River Investments, Eagle River, Inc. and Eagle River Partners, LLC (“ERP”)—ERSH is the Company’s controlling stockholder. ERSH, together with its affiliates Eagle River Investments, Eagle River, Inc. and ERP (collectively, “Eagle River”) holds an economic interest of approximately 32.9% and a voting interest of approximately 65.3% in the Company as of September 30, 2011. In addition, Eagle River Investments holds warrants exercisable through December 12, 2012 to purchase an aggregate of three million shares of the Company’s Class A common stock at an exercise price of $0.01 per share.

Until its termination on July 11, 2011, the Company had an agreement with Eagle River, Inc. to provide advisory services to the Company (“Advisory Services Agreement”). This Advisory Services Agreement required (i) payment of an annual fee of $0.5 million in quarterly installments in stock or cash, at the Company’s option, and (ii) reimbursement of out-of-pocket expenses. The Company elected to make all quarterly payments in Class A common stock. During the nine months ended September 30, 2011, the Company issued 105,595 shares to Eagle River, Inc. as compensation for advisory services. The Company issued a total of 1,935,390 shares as consideration through termination of the agreement. As of December 31, 2010, the Company owed Eagle River, Inc. approximately $0.1 million for expense reimbursement pursuant to the Advisory Services Agreement, which was included in accrued expenses on the Company’s condensed consolidated balance sheets. The Company and Eagle River, Inc. mutually agreed to terminate the Advisory Services Agreement effective as of July 11, 2011. The Company was not required to make any payments to Eagle River, Inc. as a result of the termination of the Advisory Services Agreement.

Effective December 15, 2010, the Company subleases from Eagle River, Inc. the office space for the Company’s headquarters in Kirkland, Washington. The sublease is a pass-through agreement, pursuant to which the Company pays rent to Eagle River, Inc. and reimburses costs and expenses to Eagle River, Inc. that Eagle River, Inc. pays to its third-party landlord. The sublease expires contemporaneously with the expiration of the underlying prime lease in July 2012. Total payments made to Eagle River, Inc. under this agreement during the three and nine months ended September 30, 2011 totaled $0.1 million and $0.2 million, respectively. During the nine months ended September 30, 2011, the Company also paid $0.1 million to Eagle River, Inc. for the purchase of certain office furniture and equipment in the sub-leased space.

In March 2010, Eagle River purchased an additional 18,336,985 shares of the Company’s Class A common stock under the Rights Offering.

Benjamin G. Wolff, the Company’s Chief Executive Officer and President, was previously the President of Eagle River, Inc., and was compensated by both the Company and Eagle River. Effective July 11, 2011, Mr. Wolff resigned as President of Eagle River, Inc. and no longer receives compensation from Eagle River other than compensation for serving as a representative on certain boards of directors at Eagle River’s request.

R. Gerard Salemme, the Company’s Chief Strategy Officer, was previously a vice president of Eagle River, Inc., and was compensated by both the Company and Eagle River. Effective July 11, 2011, Mr. Salemme resigned as vice president of Eagle River, Inc. and no longer receives compensation from Eagle River other than compensation for serving as a representative on certain boards of directors at Eagle River’s request.

Effective July 5, 2011, the Company hired Robert G. Mechaley, Jr. to serve as the Company’s Chief Scientist. Mr. Mechaley was previously a vice president of Eagle River, a position from which he resigned prior to engagement by the Company. Mr. Mechaley no longer receives compensation from Eagle River.

DBSD—As of December 31, 2010, the Company had net payables to affiliates of $1.3 million related to transactions arising with DBSD, including allocated employment-related costs and occupancy-related costs, and reimbursement of payments made to the Company by DBSD for their respective share of stock awards that ultimately failed to vest.

As discussed in Note 1, on June 30, 2011, the Bankruptcy Court approved the DISH Plan. As a component of the DISH Plan, the Bankruptcy Court approved a revised Transition Services Agreement (“TSA”). The revised TSA, amongst other things, (i) significantly narrows the scope of services to be provided by DBSD to the Company, and vice versa, (ii) requires DBSD to assume and accept assignment of certain leases executed by the Company for space occupied by DBSD at various of its operating locations, and (iii) relieves each party of any obligations to the other that arise prior to DBSD’s emergence from bankruptcy. As a direct result of the revised TSA, the Company eliminated its payable to affiliate as of June 30, 2011.

10. J&J Group Agreement

On April 6, 2011, the Company signed the J&J Agreement, under which the Company agreed to sell certain MEO Assets to the J&J Group. Closing of the purchase of MEO Assets by J&J Group was conditioned upon certain regulatory approvals and cooperation from various governmental agencies. Conditions were not satisfied by November 1, 2011, which was the outside date for satisfying the conditions. As a result, the J&J Agreement expired in accordance with its terms. Upon expiration, J&J Group was required to reimburse the Company for ongoing operating costs incurred from and after January 14, 2011 which are directly related to the MEO Assets. The J&J Group has not fulfilled its obligation to reimburse such costs and instead has alleged that the Company breached the J&J Agreement. Conversely, the Company has alleged that the J&J Group breached the J&J Agreement and is evaluating its alternatives to collect the amounts that are due. As of September 30, 2011, the Company has recorded a receivable of $2.5 million to reflect J&J Group’s reimbursement obligation and has established a corresponding reserve in the full amount of the receivable pending resolution of the dispute with the J&J Group.

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

12. Subsequent Event

On September 28, 2011, the Company entered into a stock purchase agreement to purchase 90.1% of the outstanding capital stock of ContentGuard for cash consideration of $90.1 million. The Company closed its acquisition of ContentGuard stock on October 31, 2011. ContentGuard has been an inventor and developer of DRM and content distribution technologies that facilitate the creation of products and security solutions that guard against unauthorized duplication and use of digital content. ContentGuard’s intellectual property portfolio contains more than 260 issued patents and over 160 pending patent applications worldwide.

The transaction will be accounted for as a business combination and accordingly, all of the assets and liabilities of ContentGuard will be measured at fair value on the acquisition date and will be included in the Company’s consolidated balance sheet at December 31, 2011. Because the acquisition occurred subsequent to the end of the quarter, management’s valuation of the fair value of the intangible assets acquired has not been finalized.

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

Overview

During the course of the past year, we pursued the divestiture of our satellite assets, wound down many of our international subsidiaries, relocated our headquarters, made key additions to our management team, and changed our name to Pendrell Corporation (“Pendrell”). We also began pursuing a strategy through our wholly owned subsidiary, Pendrell Technologies, LLC (“Pendrell Technologies”), to develop a business that focuses on the evolution of intellectual property as a separate and distinct asset class. We believe that our unique assets, relationships, resources and business model give us certain strategic and competitive advantages with respect to the IP business. These advantages, coupled with acquisitions that we have recently completed, have allowed Pendrell Technologies to become a fully-integrated intellectual property (“IP”) investment and advisory firm that develops and implements strategies to create, acquire, commercialize and license IP. Our recent acquisitions include the purchase of all of the ownership interests in Ovidian Group, LLC (“Ovidian Group”) and the purchase of 90.1% of ContentGuard Holdings, Inc. (“ContentGuard”).

Ovidian Group is a trusted advisor to some of the most respected technology companies in the world. It assists its clients with a variety of IP services, including IP valuation and investment analysis, IP landscape analysis, IP divestitures and IP risk mitigation strategies. Ovidian Group has become central to our investigation and analysis of IP investment and acquisition opportunities, as well as the development and implementation of our IP business strategies.

The ContentGuard acquisition represents a unique opportunity to partner with Time Warner, a global leader in the production of high quality media and entertainment content, to gain control of what we believe to be one of the most significant portfolios of digital rights management (“DRM”) intellectual property in the world. ContentGuard’s intellectual property portfolio features more than 260 issued patents and over 160 pending patent applications worldwide. Inventions represented by ContentGuard’s foundational patents guard against unauthorized duplication and use of digital content that is transferred from a source to one or more devices, such as mobile phones, tablets, set top boxes, e-readers, game consoles, DVD players, personal computers and televisions. With approximately 50% of handsets worldwide licensed by ContentGuard, and significant historical revenues, ContentGuard’s patent portfolio is well-proven. ContentGuard’s current licensees include LG Electronics, Microsoft Corporation, Nokia, Panasonic, Sharp, Sony, Sony Ericsson, Toshiba, Casio Hitachi Mobile Communications, Technicolor, Time Warner, Inc. and Xerox Corporation.

We intend to focus on growing the Ovidian Group and ContentGuard businesses, and we will continue to explore new opportunities in the IP business. We will also continue our investigation of opportunities outside the IP business to leverage our transactional expertise, financial resources, industry relationships and tax assets to create shareholder value, which may or may not be related to the IP business or historical operations.

As we shift our focus to our IP business and other opportunities, we continue to work toward the divestiture of our satellite assets. On March 15, 2011, we signed an implementation agreement and restructuring support agreement (“Implementation Agreement”) with DISH Network Corporation (“DISH Network”), under which we transferred to DISH Network substantially all of our interests in DBSD North America, Inc. and its subsidiaries (collectively referred to as “DBSD”) for approximately $325 million. Our agreement with DISH Network also requires us to offer to DISH Network our international satellite assets, including a medium earth orbit (“MEO”) satellite (“F2”), ten additional MEO satellites in various stages of completion, related ground station equipment, and the right to use certain radio frequencies (collectively, “MEO Assets”) (“DISH Option”). Until November 1, 2011, DISH Network’s rights in the MEO Assets were subject to our agreement to sell the MEO Assets to Jay & Jayendra (Pty) Limited (“J&J Group”). However, the J&J Group failed to purchase the MEO Assets and to fulfill its obligation to reimburse us for certain operation and maintenance costs incurred from and after January 14, 2011. As a result of J&J Groups failure to purchase the MEO Assets, we have offered them to DISH Network. If DISH Network declines the MEO Assets, then we will continue to pursue their disposition.

We also continue to aggressively defend the appeal of the $603.2 million judgment for breach of contract and fraud that we obtained against Boeing Satellite Systems International, Inc. and The Boeing Company (“Boeing”) in January 2009. The California

Court of Appeals heard oral argument in the case on October 27, 2011, and we therefore expect a written decision no later than January 25, 2012. After the decision, we or Boeing may request further appeal to the California Supreme Court or the United States Supreme Court, although neither court is obligated to grant further appeal. We cannot predict the timing or outcome of the appeal process.

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

Valuation of Goodwill and Intangible Assets—We evaluate goodwill and indefinite-lived intangible assets at least annually in the fourth quarter to determine whether there has been an impairment of the value of these assets and evaluates impairment whenever events or changes in circumstances indicate that the carrying amount of our assets might not be recoverable. We amortize definite-lived intangible assets over their expected useful lives. When events or circumstances indicate that the varying amount of a long-lived asset or asset group may not be recoverable, we perform a test to determine whether the carrying amount of the asset or asset group tested is not recoverable and its carrying amount exceeds its fair value. Any impairment losses relating to goodwill or other intangible assets are recognized in the condensed consolidated statement of operations.

Business Combinations—We account for business combinations using the acquisition method and, accordingly, the identifiable assets acquired and liabilities assumed are recorded at their acquisition date fair values. Goodwill is calculated as the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance Update No. 2011-08, Testing Goodwill for Impairment (“Update No. 2011-08”). Update No. 2011-08 provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that it is unlikely that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required. Update No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this statement is not expected to have a material impact on our financial position, results of operations or cash flows.

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

Results of Operations

The following table is provided to facilitate the discussion of our results of operations for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue	$1,083	$—	$1,278	$—
General and administrative expenses	8,596	3,649	17,789	12,235
Contract settlements	—	—	(4,735)	—
Interest income	(51)	(6)	(107)	(11)
Interest expense	1,185	1,130	3,424	3,274
Gain associated with disposition of assets	—	—	(300,886)	—
Other (income) expense	(328)	1,093	(2,131)	582
Income tax (benefit) expense	(140)	372	(2,872)	(1,394)

Revenue. Revenue is primarily comprised of fees paid for consulting services.

Revenue of $1.1 million and $1.3 million for the three and nine months ended September 30, 2011, respectively, are due to the acquisition of the Ovidian Group on June 17, 2011. Prior to the acquisition of Ovidian Group, we were a development stage enterprise and did not generate any revenue from operations.

General and Administrative Expenses. General and administrative expenses are primarily comprised of personnel costs, stock-based compensation, legal and professional fees, acquisition investigation costs, satellite storage, satellite system operating expenses and general office related costs.

General and administrative expenses increased $4.9 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The increase was primarily due to a $1.6 million reserve established against the previously recorded receivable from the J&J Group for reimbursement of operation and maintenance costs incurred from and after January 14, 2011 through June 30, 2011, a $1.6 million increase in personnel related costs as a result of the acquisition of the Ovidian Group and additional executives added to the Pendrell team, an associated increase of $0.9 million in non-cash stock-based compensation expense, $0.8 million of amortized prepaid compensation expense associated with the Ovidian Group acquisition, and $0.4 million in acquisition investigation costs incurred in the current quarter. The increase was partially offset by $0.3 million decrease in professional fees and other expenses.

General and administrative expenses increased $5.6 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase was primarily due to a $2.0 million increase in personnel related costs as a result of the acquisition of the Ovidian Group and additional executives added to the Pendrell team, an associated increase of $2.1 million in non-cash stock-based compensation expense, $0.8 million of amortized prepaid compensation expense associated with the Ovidian Group acquisition, $0.8 million in acquisition investigation costs incurred in the current year and a $0.4 million increase in professional fees and other expenses. The increase was partially offset by a decrease of $0.5 million in expenses related to the MEO assets.

Contract Settlements. During the first quarter of 2011, we recognized a $4.7 million gain associated with a reduction of our estimated liability for gateway obligations as a result of our agreement to purchase Deutsche Telekom AG’s claim against one of our subsidiaries.

Interest Expense. Interest expense for the three and nine months ended September 30, 2011 and 2010 consists primarily of interest costs resulting from capital lease obligations associated with certain of our MEO gateway sites.

Gain Associated with Disposition of Assets. During the first quarter of 2011, we recognized a $301 million gain associated with the disposition of our cost method investment in DBSD and certain other assets pursuant to the various agreements entered into with DISH Network (see discussion below).

Other (Income) Expense. Other income for the three months ended September 30, 2011 is comprised primarily of $0.3 million in gains on foreign currency transactions. Other expense for the three months ended September 30, 2010 is comprised primarily of $0.6 million of losses resulting from foreign currency transactions and $0.5 million of costs associated with reimbursements due to DBSD for their respective share of stock awards that ultimately failed to vest.

Other income for the nine months ended September 30, 2011 is comprised primarily of a $1.2 million gain recognized upon elimination of our payable to an affiliate and gains on foreign currency transactions of $0.9 million. Other expense for the nine months ended September 30, 2010 is comprised primarily of $1.0 million of costs associated with reimbursements due to DBSD for their respective share of stock awards that ultimately failed to vest, partially offset by $0.3 million of gains resulting from foreign currency transactions.

Income Tax (Benefit) Expense. Income tax benefit for the three months ended September 30, 2011 is primarily due the utilization of foreign NOL’s to receive refunds of previous foreign taxes. Income tax expense for the three months ended September 30, 2010 is primarily comprised of interest and penalties related to uncertain tax positions.

Income tax benefit for the nine months ended September 30, 2011 and the nine months ended September 30, 2010 is primarily due to expiration of the statute of limitations associated with previously recorded uncertain tax positions, including interest and penalties.

Liquidity and Capital Resources

Overview. As of September 30, 2011, we had cash liquidity of $318.3 million primarily due to the receipt of $315 million received from DISH Network as described below. On October 31, 2011, we utilized $90.1 million of these funds to purchase ContentGuard. The balance of these funds are currently expected to be utilized to fund our working capital needs for at least the next twelve months. Our primary expected cash needs for the next twelve months are for the ongoing operating costs associated with the IP business, MEO satellite system operating costs while we exit the MSS business, costs associated with the pursuit of new investment and acquisition opportunities, professional fees associated with various legal and regulatory proceedings, and other general corporate purposes. We also expect to use our cash, and may incur debt, to acquire or invest in other businesses or assets.

On March 15, 2011, we entered into the Implementation Agreement under which DISH Network has agreed to pay us approximately $325 million for our support of DBSD’s plan of reorganization which provides for the stock of DBSD to be transferred to DISH Network (“DISH Plan”), certain spectrum priority rights, any distributions to us from DBSD, and the DISH Option, of which (i) $35 million was paid on March 21, 2011, (ii) approximately $280 million was paid on April 26, 2011, and (iii) $10 million is payable at the earlier of (a) five days after DBSD’s emergence from its pending Chapter 11 bankruptcy proceeding, or (b) five days after termination of the Amended Investment Agreement. In addition to these payments, DISH Network also agreed to indemnify us from all claims against and expenses incurred in connection with Sprint/Nextel’s pursuit of costs incurred by Sprint to relocate users from a portion of the S-band (“BAS Indemnity”). DISH Network’s payment obligations under the Implementation Agreement and the BAS Indemnity are not subject to any further court action or approvals. We recognized a gain of approximately $301 million in the first quarter of 2011 associated with the disposition of our cost method investment in DBSD and other assets as a result of these agreements.

Cash Flows. The following table is provided to facilitate the discussion of our liquidity and capital resources for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine months ended September 30,
	2011	2010
Net cash provided by (used in):
Operating activities	$(12,029)	$(10,193)
Investing activities	308,865	(861)
Financing activities	55	29,189
Effect of foreign exchange rate changes on cash	616	156

Net increase in cash and cash equivalents	297,507	18,291
Cash and cash equivalents – beginning of period	20,771	4,983

Cash and cash equivalents – end of period	$318,278	$23,274

Cash and cash equivalents were $318.3 million at September 30, 2011 compared to $20.8 million at December 31, 2010. This increase is primarily due to approximately $315 million received from DISH Network under the Implementation Agreement, partially offset by (i) the amount paid for the acquisition of Ovidian Group, (ii) the incurrence of ongoing operating costs associated with our MEO satellite system and (iii) other general corporate expenditures incurred in 2011.

For the nine months ended September 30, 2011, cash used in operating activities consisted primarily of our net income of $290.8 million adjusted for various non-cash items including: (i) a $300.9 million gain associated with the disposition of certain assets to DISH Network; (ii) a $4.7 million reduction of a Gateway obligation; (iii) stock-based compensation expense of $3.4 million; (iv) a $2.8 million increase in accrued interest payable, (v) $1.2 million gain recognized upon elimination of our payable to an affiliate, (vi) a $1.0 million net decrease in income taxes payable, accounts payable and other accrued expenses; (vii) a $1.0 million increase in prepaid expenses and other current/non-current assets, (viii) unrealized foreign exchange gains of $0.9 million, and (ix) $0.8 million of amortized prepaid compensation expense associated with the Ovidian Group acquisition.

For the nine months ended September 30, 2010, cash used in operating activities consisted primarily of our net loss of $14.7 million adjusted for various non-cash items including: (i) a $3.3 million net increase in accrued interest payable resulting from various Gateway obligations; (ii) stock-based compensation expense of $1.3 million; (iii) $1.0 million in net expenses associated with reimbursements due to DBSD for their respective share of stock awards that ultimately failed to vest; and (iv) a $0.9 million net reduction in accounts payable reflecting payment of amounts previously accrued at December 31, 2009.

For the nine months ended September 30, 2011, cash provided by investing activities consisted primarily of approximately $315 million from DISH Network pursuant to the Implementation Agreement, partially offset by a $5.9 million cash outflow for the acquisition of Ovidian Group, net of cash acquired. For the nine months ended September 30, 2010, cash used in investing activities consisted of $0.9 million of payments made on behalf of affiliates.

For the nine months ended September 30, 2011, cash provided by financing activities consisted of $0.2 million in proceeds from the exercise of stock options, partially offset by $0.1 million in payments of withholding taxes upon vesting of restricted stock awards. For the nine months ended September 30, 2010, cash provided by financing activities consisted primarily of $29.2 million of proceeds from the rights offering completed on March 9, 2010 (“Rights Offering”), net of related costs.

Contractual Obligations. Our primary contractual obligations relate to our MEO satellite system. In the table below, we set forth our contractual obligations as of September 30, 2011 (in millions):

	Total	Remainder of 2011	Years ending December 31,
			2012- 2013	2014- 2015	2016 and thereafter
Satellite system operating obligations(1)	$1.9	$1.5	$0.4	$—	$—
Capital lease obligations, including interest(2)	21.6	21.6	—	—	—
Operating lease obligations	1.5	0.3	1.1	0.1	—

Total	$25.0	$23.4	$1.5	$0.1	$—

(1)	We have an agreement with Intelsat to provide satellite operational services to support F2. Under this agreement, we are obligated to pay Intelsat a recurring, monthly fee associated with support for telemetry, tracking and control and other satellite support services. In addition to this agreement, we have commitments for other operational services related to our MEO satellite and certain MEO gateway sites. As of September 30, 2011, our satellite system operating commitments were approximately $1.9 million. J&J Group is obligated to reimburse us for certain operation and maintenance costs incurred from and after January 14, 2011, however, it currently has not fulfilled its obligation.
(2)	Our capital lease obligations represent future minimum payments due under capital lease commitments arising from agreements associated with certain of our MEO gateway sites. The amount of our contractual obligations as of September 30, 2011 represents principal and interest payable in accordance with the terms of the contractual agreements.

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

As of September 30, 2011, we have recorded a liability related to uncertain tax positions for income taxes, interest and penalties of $9.5million. Settlement of this liability, including timing of future payment, if any, is currently uncertain. As a result, this amount was not included in our table of contractual obligations above.

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

•

J&J Group agreed to acquire our MEO Assets. The conditions to closing of the sale were to be satisfied or waived no later than November 1, 2011. Certain conditions to closing were not satisfied, which resulted in expiration of the J&J Agreement. We therefore continue to hold the MEO Assets, and if DISH Network opts not to exercise the DISH Option, we may incur costs to dispose of the MEO Assets. In addition, we may elect to institute arbitration against J&J Group to compel the payment of certain costs, expenses and damages due to us from J&J Group.

•

In 2011, we entered into the IP business. Our plans for the operation and growth of our IP business give rise to numerous risks that are more thoroughly described in “Part II—Other Information, Item 1A. Risk Factors.”

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

We have assessed our vulnerability to certain market risks, including interest rate risk associated with our accounts receivable, accounts payable, capital lease obligations, and cash and cash equivalents and foreign currency risk associated with our capital lease obligations and cash held in foreign currencies and have determined that the risk associated with these items is not material to us.

As of September 30, 2011, our cash and investment portfolio consisted of both cash and money market funds, with a fair value of approximately $318.3 million. The primary objective of our investments in money market funds is to preserve principal, while optimizing returns and minimizing risk, and our policies require, at the time of purchase, that we make these investments in short-term, high rated securities.

Our primary foreign currency exposure relates to cash balances in foreign currencies. Due to the small balances we hold, we have determined that the risk associated with foreign currency fluctuations is not material to us.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures as of September 30, 2011 and have concluded that these disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e)) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 6 to our condensed consolidated financial statements, “Commitments and Contingencies” included in Part I, Item 1 of this quarterly report, for a discussion of the material legal proceedings to which we are a party.

Item 1A.	Risk Factors

There have been no material changes to our risk factor disclosures included under Part I, Item 1A. of our 2010 Form 10-K other than the addition of the following risk factors disclosed below that primarily relate to our entrance into the IP business with our acquisition of the Ovidian Group on June 17, 2011 and our acquisition of ContentGuard on October 31, 2011.

Risks Related to our Industry

Our business could be negatively impacted if DRM technology is not incorporated into products.

A substantial portion of our historical revenues from our ContentGuard business were generated from manufacturers and distributors of products that incorporate DRM technology covered by our patented inventions. Our business prospects could be negatively impacted if prospective licensees do not include such DRM technology in their products.

Future innovations could make our inventions obsolete.

Our success depends, in part, on continued demand for DRM-enabled products covered by our patented inventions. Changes in technology or customer requirements could render our patented inventions obsolete or unmarketable.

Reexamination of our key patents could significantly harm our business.

Our assets include patents that are integral to our business and revenues. Prospective licensees or competitors may challenge the validity, scope, enforceability and ownership of our patents. Their challenges may include reexamination requests in the U.S. Patent and Trademark Office (“PTO”) or the European Patent Office. Reexamination proceedings may narrow the scope of our claims or may cancel some or all of our claims. If some or all of our patent claims are canceled, we could be prevented from enforcing or earning future revenues from such patents. Even if our claims are not canceled, enforcement actions against alleged infringers may be stayed pending resolution of reexaminations, or courts or tribunals reviewing our patent claims could make findings adverse to our interests based on facts presented in reexamination proceedings. We cannot predict the consequences or outcome of these proceedings.

Challenges to our patents will consume time and increase our operating costs.

Reexamination proceedings are costly and time-consuming. Regardless of the merits of a challenge to the validity, scope, enforceability or ownership of a patent, such a challenge may result in substantial legal expenses and diversion of management’s time and attention away from our other business operations. The complexity and the typical delays of the proceedings and the potential for degradation or loss of patent claims may significantly increase our operating costs and cause volatility in our stock price.

More patent applications resulting in longer delays in getting patents issued by the PTO could harm our business.

We intend to acquire and pursue additional patents and related intellectual property rights. The number of patent applications submitted to the PTO has been increasing, which may result in longer delays in obtaining approval of patent applications. The application delays could cause delays in recognizing revenue from these patents and could cause us to miss opportunities to license patents before other competing technologies are developed or introduced into the market.

Enforcement proceedings will consume time and increase our operating costs.

We may need to litigate to enforce our patents and other intellectual property rights, enforce the terms of our existing license agreements, protect our trade secrets, or determine the validity and scope of the proprietary rights of others. Enforcement proceedings are typically protracted and complex. The costs are typically substantial, and the outcomes are unpredictable. Enforcement actions may also backfire by triggering challenges to our patent claims, by harming our relationships with prospective licensees, or by delaying procurement of new licenses pending the outcome of enforcement actions. Irrespective of outcome, enforcement actions will divert our managerial, technical, legal and financial resources from business operations. Adverse decisions could severely limit the value of our inventions or result in a loss of our proprietary rights, which could negatively impact our stock price, our results of operations, our cash flows, our business and our financial position.

Changes in U.S. patent law or interpretations of U.S. patent law could adversely impact our business.

Our success in reexamination and enforcement proceedings relies in part on the uniform and historically consistent application of U.S. patent laws and regulations. In recent years, proposals have been submitted to amend the patent laws and PTO rules. In addition, the courts’ interpretations of U.S. patent laws and regulations have evolved. Congress or the PTO may continue to pursue changes to these laws and regulations, and the courts may continue to alter or refine their application of these laws and regulations. Some of these changes or potential changes may not be advantageous for us, and may make it more difficult to obtain adequate patent protection or to enforce our patents against parties using them without a license. These changes or potential changes could have a negative impact on our ability to generate licensing revenues.

Foreign laws may not adequately protect our intellectual property.

Laws and enforcement policies of certain countries do not protect our intellectual property to the same extent as do the laws and enforcement policies in the United States. Therefore, in certain jurisdictions we may be unable to protect our intellectual property adequately against unauthorized use, which could adversely affect our business.

Future changes in standards, rules, practices or interpretation may impact our financial results.

We prepare our consolidated financial statements in accordance with U.S. GAAP. These principles are subject to interpretations by the SEC and various accounting bodies. In addition, we are subject to various taxation rules in many jurisdictions. The existing taxation rules are generally complex, voluminous, frequently changing and often ambiguous. Changes to existing taxation rules, changes to the financial accounting standards such as the proposed convergence to international financial reporting standards, or any changes to the interpretations of these standards or rules, or changes in practices under these standards and rules, may adversely affect our reported financial results or the way we conduct our business.

Risks Related to our Licensing Activities

The fixed terms of our patents limit our business opportunity.

Our patents have fixed terms. If we fail to develop or acquire new patentable inventions prior to the expiration of our patents, our licensing opportunities will expire which could negatively impact our business opportunity.

Our revenues may be derived from a limited number of licensees.

It is possible that a significant portion of our future revenue will come from a limited number of licensees. If we are unable to enter into licenses with any of our licensing prospects, it may negatively impact our business opportunity.

Failure to renew our license agreements could adversely impact our business opportunity.

Some of our license agreements have fixed expiration dates that we may not be able to renew on terms favorable to us, or at all. In order to maintain existing relationships with some of our licensees, we may be forced to renew our license agreements on terms that are more favorable to our licensees, which could negatively impact our business opportunity.

Our licensing cycle is lengthy and costly, and our marketing, legal and sales efforts may be unsuccessful.

We expect to incur significant marketing, legal and sales expenses prior to entering into license agreements and generating license fees. We will also spend considerable resources educating prospective licensees on the benefits of a license arrangement with us, including the value and cost savings that a license may provide. As such, we may incur significant losses in any particular period before any associated revenue stream begins.

Our financial and operating results may be inconsistent, which may cause the price of our stock to decline.

Our quarterly operating results may fluctuate substantially, depending upon the licensing activity in any given quarter. As such, our operating results are difficult to predict, and you should not rely on quarterly or annual comparisons of our results of operations as an indication of our future performance. Factors that could cause our operating results to fluctuate during any period or that could adversely affect our ability to achieve our revenue goals include without limitation the timing of license and consulting agreements, compliance with such agreements, the terms and conditions for payment of license or consulting fees under those agreements, our ability to protect and enforce our intellectual property rights, changes in demand for products with DRM capability, the time period between commencement and completion of license negotiations, revenue recognition principles, and changes in accounting policies. These factors and others could cause the price at which our Class A common stock may trade to be volatile and may cause the price of our stock to decline.

Unauthorized use or disclosure of our confidential information could adversely affect our business.

We rely primarily on a combination of license agreements, nondisclosure agreements, other contractual relationships and patent, trademark, trade secret and copyright laws to protect our confidential and proprietary information, our technology and our intellectual property. For example, we enter into contracts with our employees, consultants and prospective and existing customers and strategic partners. We cannot be certain that these agreements have not been and will not be breached, that we will be able to timely detect unauthorized use or transfer of our trade secrets or intellectual property, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors. If we are unable to detect in a timely manner the unauthorized use or disclosure of our proprietary or other confidential information or if we are unable to enforce our rights under our agreements or applicable laws, the misappropriation of such information could harm our business.

Risks Related to our Acquisition Activities

Our failure to acquire additional patent assets could adversely affect our business opportunity.

We intend to acquire additional patents and patent-related assets. In pursuing additional assets, we will compete against other entities that monetize patent assets, including entities such as Acacia Research, Altitude Capital Partners, Coller IP, Intellectual Ventures, RPX Corporation, Millennium Partners, Open Innovation Network and Rembrandt IP Management. We will also compete with purchasing groups such as Allied Security Trust and Intertrust. We expect to face additional patent-buying competition in the future. Many of these competitors may have longer operating histories, greater name recognition and greater financial resources than do we. In addition, some competitors implement complicated corporate structures that make it difficult to identify the competitor’s ultimate parent entity and the competitor’s available capital. Our failure to acquire new technologies that are protected by intellectual property rights and are commercially viable could negatively impact our business opportunity.

We may pursue acquisitions that do not yield desired results.

We have closed two acquisitions in 2011, and we intend to continue to pursue acquisitions that complement our business. Acquisitions, particularly of intellectual property assets, are time consuming, complex and costly. The terms of acquisition agreements tend to be heavily negotiated. As a result, we expect to incur significant transactional expenses, regardless of whether or not acquisitions are consummated. Moreover, the integration of acquired companies prompts significant challenges, and we cannot assure that the integration of acquired businesses with our business will result in the realization of the full benefits we anticipate from such acquisitions. We may not derive anticipated commercial value from acquired intellectual property, and we may be subject to liabilities that are not covered by the indemnification protection we may obtain. Investigating businesses and assets and integrating newly acquired businesses or assets may be costly and time consuming, and such activities could divert our management’s attention from other business concerns. In addition, we might lose key employees while integrating new organizations. Acquisitions could also result in potentially dilutive issuances of equity securities or the incurrence of debt, the assumption or incurrence of contingent liabilities, possible impairment charges related to goodwill or other intangible assets or other unanticipated events or circumstances, any of which could negatively impact our financial position. We might not be successful in integrating acquired businesses, products or technologies, and might not achieve desired revenues and cost benefits.

We may over-estimate the value of acquired businesses and technologies.

We are required to estimate and record fair values of assets, liabilities, deferred tax assets and liabilities at the time of an acquisition. Even though these estimates are based on management’s best effort, the actual results may differ. Under the current accounting guidance, differences between actual results and management’s estimate could cause our operating results to fluctuate or could adversely affect our results of operations.

We rely on representations, warranties and opinions from third parties that might not be accurate.

When we acquire assets or establish relationships with inventors or strategic partners, we may rely on representations and warranties made by third parties. We also may rely on opinions of lawyers and other professionals. We may not have the opportunity to independently investigate and verify the facts upon which such representations, warranties, and opinions are made. By relying on these representations, warranties and opinions, we may be exposed to liabilities in connection with the licensing and enforcement of certain patents and patent rights that could have a material adverse effect on our operating results and financial condition.

Risks Related to our Operations

Rights of minority stockholder in ContentGuard may limit future value.

We own 90.1% of ContentGuard. Time Warner owns 9.9% of ContentGuard. The governing documents for ContentGuard describe certain actions that require our consent and the consent of Time Warner. If our interests and the interests of Time Warner diverge, it is possible that Time Warner may exercise its minority rights in a manner that could negatively impact our business opportunity.

Future revenues may not offset increased operating expenses.

We have increased our expenditures to develop and expand our business, including expenditures to acquire intellectual property assets, develop new solutions and expand the reach and scope of our IP business. We have also incurred additional operating expenses to hire new personnel, including employees for IP services, client relations, patent research and analysis, development of reporting systems and general and administrative functions. Our financial position will be negatively impacted if we are not successful in generating additional revenue that is sufficient to offset these expenses.

Failure to effectively manage our business and our growth could strain our key personnel and harm our business.

Our success depends, in large part, on continued contributions of our key managers, engineers, consultants, lawyers and finance personnel, many of whom are highly skilled and would be difficult to replace. Our success also depends on our ability to attract, train and retain highly skilled personnel, and on the abilities of new personnel to function effectively, both individually and as a group. Competition for qualified senior employees can be intense. We must train our personnel, especially our intellectual property consultants, to respond to and support our customers and licensees. If we fail to do so, it could lead to dissatisfaction among our customers and licensees, which could slow our growth or result in a loss of business. Our senior managers and key personnel are not bound by agreements to remain with us for any specified time period. The loss of any of our senior management or other key personnel could harm our ability to implement our business strategy. Moreover, our growth may strain our managerial and operational resources and systems. If we fail to manage our growth effectively or otherwise strain our relationships with our personnel, our business and financial results may be materially harmed.

The activities of Ovidian Group could result in professional liability that may damage our reputation.

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

If we need financing and cannot obtain financing on favorable terms, our business may suffer.

For the foreseeable future, we expect to rely on payments from customers and licensees and existing cash reserves to finance our operations. However, if we deploy a significant portion of our liquid assets on future acquisitions, or if we encounter unforeseen difficulties in the future that deplete our capital resources more rapidly than anticipated, we may need to obtain additional financing. Financing might not be available on favorable terms, if at all, and may dilute our existing stockholders. If we fail to obtain additional capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Ex. 10.1*	Stock Purchase Agreement among Microsoft Corporation, Technicolor USA, Inc., Time Warner ContentGuard Holdings, Inc., ContentGuard Holdings, Inc., Pendrell Technologies LLC and Pendrell Corporation, as Guarantor dated September 28, 2011

Ex. 31.1*	Certification of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

Ex. 31.2*	Certification of the principal accounting and financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

Ex. 32.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

Ex. 101**	The following financial information from Pendrell Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENDRELL CORPORATION (Registrant)

Date: November 07, 2011	By:	/S/ BENJAMIN G. WOLFF
Benjamin G. Wolff Chief Executive Officer and President (Principal Executive Officer)