Form 10-K
period 2011-12-31
Pendrell Corp
filed 2012-03-09
CIK 1359555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

As of June 30, 2011, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $465,721,460.

As of March 1, 2012, the registrant had 207,492,632 shares of Class A common stock and 53,660,000 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2012 Annual Meeting of Stockholders are incorporated by reference in Part II, Item 5 and Part III of this Form 10-K.

PENDRELL CORPORATION

2011 ANNUAL REPORT ON FORM 10-K

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

Overview

Pendrell Corporation (formerly ICO Global Communications (Holdings) Limited) (“Pendrell”) is a Delaware corporation which, with its consolidated subsidiaries, is referred to as “us,” we,” or the “Company.” Our principal executive office is located at 2300 Carillon Point, Kirkland, Washington 98033, and our telephone number is (425) 278-7100. Our website address is www.pendrell.com. The information contained in or that can be accessed through our website is not part of this Form 10-K.

This year represented a turning point for us marked by the $325 million sale of our interests in DBSD North America, Inc. and its subsidiaries (“DBSD”) and the related winding down of our legacy satellite businesses, the progression of our ongoing litigation with Boeing Satellite Services, Inc. (“BSSI”) and The Boeing Company (“Boeing”), and significant investments in opportunities relating to the intellectual property (“IP”) asset class.

With the acquisitions completed in the second half of 2011 and the expansion of our team with key hires, we now operate a fully-integrated IP investment and advisory firm that develops and implements strategies to create, acquire, commercialize and license IP.

IP Licensing

In October 2011, we partnered with Time Warner, Inc. (“Time Warner”), a global leader in the production of high quality media and entertainment content, to acquire ContentGuard Holdings, Inc. (“ContentGuard”). ContentGuard has developed a significant portfolio of digital rights management (“DRM”) intellectual property featuring more than 260 issued patents and over 160 pending patent applications worldwide. Inventions represented by ContentGuard’s foundational patents guard against unauthorized duplication and use of digital content that is transferred from a source to one or more devices, such as mobile phones, tablets, set top boxes, e-readers, game consoles, DVD players, personal computers and connected televisions. ContentGuard’s licensees are manufacturers, distributors and providers of products and services that incorporate our innovations to enable the protection of digital content, including Casio Hitachi Mobile Communications, LG Electronics, Microsoft Corporation, Nokia, Panasonic, Sharp, Sony, Toshiba, Technicolor, S.A., Time Warner and Xerox Corporation.

ContentGuard’s foundational DRM technologies were incubated in the 1990s, when ContentGuard was a division of Xerox PARC. Xerox spun ContentGuard into a separate Delaware corporation in 2000 and later divested ownership to Microsoft Corporation, Time Warner and Technicolor. As a result of our acquisition transaction, we own 90.1% of ContentGuard and Time Warner owns 9.9%.

ContentGuard’s licensing arrangements typically involved the payment of a one-time licensing fee in exchange for a nonexclusive, nontransferable limited duration license to use specified IP for specified products or specified purposes. ContentGuard has historically received payment of license revenues at the time of execution of a license agreement, and as ContentGuard had no material post-signing obligations with respect to most license agreements, revenue related to these agreements under our revenue recognition policy would have generally been recorded when the license agreements were executed.

We believe there are more manufacturers, distributors and providers of products and services that use our innovations to protect digital content who have not yet entered into license agreements with ContentGuard. We are in discussions with many of these companies regarding possible license arrangements.

Prior to our acquisition of ContentGuard, ContentGuard had never initiated patent infringement litigation against any company that failed to compensate ContentGuard for use of ContentGuard’s IP. Under our leadership, ContentGuard will be more affirmative than it has been historically in protecting its IP when infringing parties are unwilling to enter into fair and reasonable licenses, as is the case with our recently initiated infringement litigation against ZTE Corporation (see Item 3 Legal Proceedings).

IP Services

We provide IP valuation services, analysis and strategic advice through Pendrell’s wholly-owned subsidiary, Pendrell Technologies LLC (“PTL”) and its wholly-owned subsidiary, Ovidian Group LLC (“Ovidian Group”). We assist companies with IP portfolio development, strategic assessment of IP assets, IP landscape analyses, IP risk mitigation strategies, and formation and optimization of IP departments. We also work with investors to identify opportunities to create value and manage risk by investing strategically in IP, innovation and other intangible business assets. We are a global service provider, serving large technology clients with operations and intangible assets located throughout the world.

Our service relationships with companies and investors are founded and based heavily on trust. Our clients must trust our discretion, our diligence, our independence, our industry relationships, our knowledge of the attributes and value of IP, and our ability to craft effective IP solutions. In the course of any given project, we may assist with, among other activities, the development and acquisition of patent portfolios, the valuation of IP assets, the generation of licensing revenue, and the use of IP rights for business purposes.

We price our advisory services on a project-by-project basis under a variety of fee arrangements, including flat project fees, monthly retainers, success fees, or combinations of the foregoing. Various factors impact our project pricing, including anticipated time commitment, project difficulty, and anticipated outcomes.

Service revenue is recognized when our professionals deliver consulting services.

Strategy

Our continuing strategy is to deploy our assets and resources to pursue investment and acquisition opportunities that have the potential to enhance shareholder value. We will continue to evaluate opportunities to invest in, develop, commercialize, and monetize IP assets, but we may also pursue opportunities beyond our IP business. We believe that our transactional expertise, financial resources, industry relationships and tax assets provide us with key competitive advantages that enable us to explore and pursue these opportunities.

Competition

In our efforts to acquire IP, we compete with a number of companies that focus on the acquisition and monetization of IP rights such as Acacia Research Corporation, Coller IP Management, Intellectual Ventures, Mosaid, Rovi, RPX and Wi-Lan, as well as operating companies that acquire IP to enhance their own IP positions. New buyers continue to enter the market and we anticipate that the competition for IP assets will continue to increase.

Our IP service offerings also face competitive challenges. Some of the same companies that actively pursue the acquisition of IP, such as Coller IP Management and Rembrandt IP Management, also seek to partner with, or provide advice and services to, organizations wishing to commercialize their intellectual property. We also face competition from consulting companies that focus solely on the provision of services. Examples include Boston Consulting Group, Bain & Company and Red Chalk Group.

We expect to differentiate ourselves from our competitors through our personnel who are knowledgeable and experienced in IP matters, our available capital, our tax attributes, and our unique ability to partner with technology leaders.

Divestiture of Our Satellite Communications Assets

In 2011, we continued the divestiture of our satellite assets. In March 2011, we signed a comprehensive implementation agreement (“Implementation Agreement”) with DISH Network Corporation (“DISH Network”), pursuant to which we transferred substantially all of our interest in DBSD to DISH Network for approximately $325 million. We have received all proceeds of the Implementation Agreement other than $10 million, which is due from DISH Network at the earlier of (a) five days after DBSD’s emergence from its pending Chapter 11 bankruptcy proceeding, or (b) five days after termination of DISH Network’s amended investment agreement with DBSD. DBSD emerged from bankruptcy on March 9, 2012, and we anticipate receiving the final $10 million payment from DISH Network, together with reimbursement of certain bankruptcy-related costs to which we are entitled, within five days of emergence.

We also pursued the divestiture of our medium earth orbit (“MEO”) satellites and related ground station equipment (the “MEO Assets”). In early 2012, we signed an agreement to sell our remaining MEO Assets other than our in-orbit MEO satellite (“F2”). In connection with the signing of the agreement the purchaser has assumed all ongoing costs of storing and maintaining the assets. The sale is scheduled to close on or before May 4, 2012. The sale will not generate any material proceeds to us. While we continue our efforts to sell F2, we have implemented measures to decommission F2 with the expectation that a decommissioning or sale will be complete by the end of June. The sale of the MEO Assets and the sale or decommissioning of F2 will trigger in excess of $2 billion in tax losses which we believe can be carried forward to offset taxable income in certain circumstances for up to 20 years.

We continue in litigation with BSSI and Boeing arising out of agreements with BSSI for the development and launch of our MEO satellites and related launch vehicles. In October 2008, a jury determined that BSSI and Boeing were liable to us for breach of contract, fraud, negligent misrepresentation and tortious interference. In February 2009, the court entered judgment in our favor for approximately $603.2 million, consisting of $370.6 million of compensatory damages against BSSI and Boeing for breach of contract, fraud, negligent misrepresentation and tortious interference with contract; $29.6 million against BSSI for punitive damages; $177.0 million against Boeing for punitive damages; and $26.0 million in pre-judgment interest. Beginning January 2, 2009, post-judgment interest began to accrue on the $603.2 million judgment amount at the rate of 10% per annum (simple interest). As of December 31, 2011, the amount of the outstanding judgment, including interest, was approximately $775 million.

In March 2009, BSSI and Boeing appealed the trial court judgment to the California Court of Appeal. In order to stay enforcement of the judgment, Boeing posted a bond in the approximate amount of $904.0 million. In response, we cross-appealed the trial court’s decision to overturn the jury’s award of additional compensatory and punitive damages on our satellite pricing fraud claim against BSSI. Briefing was completed in the summer of 2011, and the Court of Appeal conducted the second of two oral arguments on January 25, 2012, at which time the case was submitted for decision. We expect a decision by late April 2012.

Following the issuance of the Court of Appeal decision, any party that does not fully prevail at the Court of Appeal may seek reconsideration by the Court of Appeal or request further appeal to the California Supreme Court. The Court of Appeal is not required to grant a request for reconsideration, nor is the California Supreme Court required to grant further appeal. We cannot predict the timing or outcome of the appeal process.

Employees

As of December 31, 2011, on a consolidated basis, we had 38 full-time employees and four part-time employees located in Washington and California. We anticipate hiring additional personnel to support our growth.

Available Information

The address of our website is www.pendrell.com. You can find additional information about us and our business on our website. We make available on this website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission (“SEC”). You may read and copy this Form 10-K at the SEC’s public reference room at 100 F Street, NE, Washington, DC 20549-0102. Information on the operation of the public reference room can be obtained by calling the SEC at 1-800-SEC-0330. These filings are also accessible on the SEC’s website at www.sec.gov.

We also make available on our website in a printable format the charters for certain of our various Board of Director committees, including the Audit Committee and Compensation Committee, and our Code of Conduct and Ethics in addition to our Certificate of Incorporation and Bylaws. This information is available in print without charge to any stockholder who requests it by sending a request to Pendrell Corporation, 2300 Carillon Point, Kirkland, Washington 98033, Attn: Corporate Secretary. The material on our website is not incorporated into or part of this Form 10-K.

Item 1A.	Risk Factors.

The risks below address some of the factors that may affect our future operating results and financial performance. If any of the following risks develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected.

Risks Related to our Patents and Licensing Activities

Success of our ContentGuard business depends on our ability to enter into new license agreements or otherwise enforce our intellectual property rights.

ContentGuard’s revenues are dependent on our ability to enter into new license agreements with, or otherwise enforce our intellectual property rights against, users of our patented inventions. If users refuse to sign or renew license agreements, we may need to resort to alternative measures to compel the payment of fair consideration, which may or may not be effective. This risk applies not only to new license agreements, but to certain existing license agreements that have fixed expiration dates. If we fail to sign or renew license agreements on terms that are favorable to us, our business opportunity could be negatively impacted.

The fixed terms of our patents limit our business opportunity.

Our patents have fixed terms. If we fail to develop or acquire new patentable inventions prior to the expiration of our patents, our licensing opportunities will diminish, which could negatively impact our business opportunity.

Our revenues may be derived from a limited number of licensees.

It is possible that a significant portion of our future revenue will come from a limited number of licensees. If we are unable to enter into licenses with licensing prospects, it may negatively impact our business opportunity.

Our licensing cycle is lengthy and costly, and our marketing, legal and sales efforts may be unsuccessful.

We expect to incur significant marketing, legal and sales expenses prior to entering into license agreements and generating license fees. We will also spend considerable resources educating prospective licensees on the benefits of a license arrangement with us. If our educational efforts are unsuccessful, we may be required to pursue litigation to protect our intellectual property rights. These litigation efforts will be time consuming and costly. As such, we may incur significant losses in any particular period before any associated revenue stream begins.

Our financial and operating results may be uneven.

Our quarterly operating results may fluctuate substantially, depending upon the licensing activity in any given period. As such, our operating results are difficult to predict, and you should not rely on quarterly or annual comparisons of our results of operations as an indication of our future performance. Factors that could cause our operating results to fluctuate during any period or that could adversely affect our ability to achieve our revenue goals include without limitation the timing of license and consulting agreements, compliance with such agreements, the terms and conditions for payment of license or consulting fees under those agreements, our ability to protect and enforce our intellectual property rights, changes in demand for products with DRM capability, the time period between commencement and completion of license negotiations, revenue recognition principles, and changes in accounting policies. These factors and others could cause the price at which our stock may trade to be volatile and may cause the price of our Class A common stock to decline.

Our business could be negatively impacted if DRM technology is not incorporated into products.

A substantial portion of our historical revenues from our ContentGuard business were generated from manufacturers and distributors of products that incorporate DRM technology covered by our patented inventions. Our business prospects could be negatively impacted if prospective licensees do not include DRM technology in their products.

Future innovations could make our inventions obsolete.

Our success depends, in part, on continued demand for DRM-enabled products covered by our patented inventions. Changes in technology or customer requirements could render our patented inventions obsolete or unmarketable.

Reexamination of our key patents could significantly harm our business.

Our assets include patents that are integral to our business and revenues. Prospective licensees or competitors may challenge the validity, scope, enforceability and ownership of our patents. Their challenges may include reexamination requests in the U.S. Patent and Trademark Office (“PTO”) or the European Patent Office (“EPO”). For example, three of our patents are currently subject to opposition proceedings at the EPO. Reexamination proceedings may narrow the scope of our claims or may cancel some or all of our claims. If some or all of our patent claims are canceled, we could be prevented from enforcing or earning future revenues from such patents. Even if our claims are not canceled, enforcement actions against alleged infringers may be stayed pending resolution of reexaminations, or courts or tribunals reviewing our patent claims could make findings adverse to our interests based on facts presented in reexamination proceedings. We cannot predict the consequences or outcome of these proceedings.

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

Delays in issuance of patents by the PTO or EPO could harm our business.

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

We may need to file actions to enforce our patents and other intellectual property rights, enforce the terms of our existing license agreements, protect our trade secrets, or determine the validity and scope of the proprietary rights of others. Enforcement proceedings are typically protracted and complex. The costs are typically substantial, and the outcomes are unpredictable. Enforcement actions may also backfire by triggering challenges to our patent claims, by harming our relationships with prospective licensees, or by delaying procurement of new licenses pending the outcome of enforcement actions. Irrespective of outcome, enforcement actions will divert our managerial, technical, legal and financial resources from business operations. Adverse decisions could severely limit the value of our inventions or result in a loss of our proprietary rights, which could negatively impact our stock price, our results of operations, our cash flows, our business and our financial position.

Recent changes in U.S. patent law could adversely impact our business.

U.S. patent laws recently underwent significant revision. Much of the rule-making to implement the new laws is not yet complete. If the new laws or the rules enacted under the new laws alter the historically consistent protections afforded to owners of patent rights, the resulting changes may not be advantageous for us, and may make it more difficult to obtain adequate patent protection or to enforce our patents against parties using them without a license.

Changes of interpretations of U.S. patent law could adversely impact our business.

Our success in reexamination and enforcement proceedings relies in part on the uniform and historically consistent application of U.S. patent laws and regulations. The courts’ interpretations of U.S. patent laws and regulations continue to evolve, and the courts may continue to alter or refine their application of laws and regulations. Changes or potential changes in judicial interpretation could have a negative impact on our ability to monetize our patent rights.

Risks Related to our Acquisition Activities

We may over-estimate the value of patent assets.

We purchase patents and related IP rights, from which we intend to generate a return on our investment. We estimate the value of the IP prior to acquisition. If we over-estimate the value of the acquired IP, we may not generate desired returns on our investment, which could adversely affect our results of operations.

We may not capitalize on acquired patent assets.

Even if we accurately value the IP that we purchase, we must succeed in licensing or otherwise monetizing the IP in order to generate a return on our investment. Our success in licensing and otherwise monetizing IP depends on effective efforts of our employees and outside professionals, which typically requires complex analysis, the exercise of sound professional judgment and effective education of prospective licensees. If we do not successfully license or monetize the IP we acquire, it could adversely affect our results of operations.

We may pursue other acquisition or investment opportunities that do not yield desired results.

We intend to continue to pursue acquisitions that support our business objectives and strategy. Acquisitions are time consuming, complex and costly. The terms of acquisition agreements tend to be heavily negotiated. As a result, we expect to incur significant transactional expenses, regardless of whether or not acquisitions are consummated. Moreover, the integration of acquired companies prompts significant challenges, and we cannot assure that the integration of acquired businesses with our business will result in the realization of the full benefits we anticipate from such acquisitions. Investigating businesses and assets and integrating newly acquired businesses or assets may be costly and time consuming, and such activities could divert our management’s attention from other business concerns. In addition, we might lose key employees while integrating new organizations. Acquisitions could also result in potentially dilutive issuances of equity securities or the incurrence of debt, the assumption or incurrence of contingent liabilities, possible impairment charges related to goodwill or other intangible assets or other unanticipated events or circumstances, any of which could negatively impact our financial position. We might not be successful in integrating acquired businesses, and might not achieve desired revenues and cost benefits.

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

The ongoing uncertainty about global economic conditions could negatively impact our acquisition efforts.

The financial crisis that affected the banking system and financial markets and the ongoing financial instability and uncertainty about global economic conditions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit, equity and fixed income markets. There could be a number of follow-on effects from these economic developments on our future acquisition activities, including difficulty in raising sufficient money to pursue future business opportunities.

Risks Related to our Operations

Our revenues may not offset our operating expenses.

We have increased our expenditures to develop and expand our business, including expenditures to acquire intellectual property assets, develop new solutions and expand the reach and scope of our IP business. We have also incurred, and will continue to incur, additional operating expenses to hire new personnel, including employees for IP services, patent research and analysis, development of reporting systems and general and administrative functions. Our financial position will be negatively impacted if we are not successful in generating revenue that is sufficient to offset these expenses.

Failure to effectively manage our business and our growth could strain our business.

Our success depends, in large part, on continued contributions of our key managers, engineers, consultants, lawyers and finance personnel, many of whom are highly skilled and would be difficult to replace. Our success also depends on our ability to attract, train and retain highly skilled personnel, and on the abilities of new personnel to function effectively, both individually and as a group. Competition for qualified senior employees can be intense. We must train our personnel, especially our intellectual property consultants, to respond to and support our customers and licensees. If we fail to do so, it could lead to dissatisfaction among our clients and licensees, which could slow our growth or result in a loss of business. Our senior managers and key personnel are not bound by agreements to remain with us for any specified time period. The loss of any of our senior management or other key personnel could harm our ability to implement our business strategy. Moreover, our growth may strain our managerial and operational resources and systems. If we fail to manage our growth effectively or otherwise strain our relationships with our personnel, our business and financial results may be materially harmed.

Our provision of services could result in professional liability that may damage our reputation.

Our provision of IP-related services typically involves complex analysis and the exercise of professional judgment. As a result, we are subject to the risk of professional liability. If a client questions the quality of our work, the client could threaten or bring a lawsuit to recover damages or contest its obligation to pay fees. Litigation alleging that we performed negligently or breached any other obligations to a client could expose us to legal liabilities and, regardless of outcome, could be costly, distract our management and damage our reputation.

Rights of minority stockholders may limit future value.

We own 90.1% of ContentGuard. The governing documents for ContentGuard describe certain actions that require unanimous consent of ContentGuard’s stockholders. We may enter into investments in the future that involve similar or more restrictive governance provisions. If our interests and the interests of our partners or other stockholders in these investments diverge, it is possible that we may be unable to capitalize on business opportunities or prevented from realizing favorable returns on investments.

If we need financing and cannot obtain financing on favorable terms, our business may suffer.

For the foreseeable future, we expect to rely on payments from clients and licensees and existing cash reserves to finance our operations. However, if we deploy a significant portion of our capital on future acquisitions, or if we encounter unforeseen difficulties in the future that deplete our capital resources more rapidly than anticipated, we may need to obtain additional financing. Financing might not be available on favorable terms, if at all, and may dilute our existing stockholders. If we fail to obtain additional capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition.

Future changes in standards, rules, practices or interpretation may impact our financial results.

We prepare our consolidated financial statements in accordance with U.S. GAAP. These principles are subject to interpretations by the SEC and various accounting bodies. In addition, we are subject to various taxation rules in many jurisdictions. The existing taxation rules are generally complex, voluminous, frequently changing and often ambiguous. Changes to existing taxation rules, changes to the financial accounting standards, or any changes to the interpretations of these standards or rules, or changes in practices under these standards and rules, may adversely affect our reported financial results or the way we conduct our business.

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

Risks Related to Our Former Satellite Communications Business

We are engaged in litigation with Boeing and BSSI involving substantial monetary damages.

We are engaged in litigation with BSSI and Boeing arising out of agreements for the development and launch of our MEO satellites. In February 2009, the Los Angeles Superior Court issued a judgment in our favor and against BSSI and Boeing for $603.2 million. The judgment consists of compensatory awards, a punitive damage award against BSSI, a punitive damage award against Boeing, and pre-judgment interest. BSSI and Boeing have appealed the judgment and all of its subparts, thereby rendering the entire award subject to the risks of appeal. If even one of their appeals is successful, the size of the judgment could be substantially reduced. A substantial reduction in the judgment could have a negative impact on the price of our stock. A complete reversal is likely to have a significantly negative impact on the price of our stock.

We will continue to face substantial costs and collection risk in our litigation with Boeing and BSSI.

Boeing has posted the full bond required to stay enforcement of our judgment against BSSI and Boeing, but the existence of the bond does not entirely eliminate the risk of collection. We have incurred substantial costs and fees to obtain and defend the judgment, and expect we will continue to incur substantial additional costs and fees through the ultimate resolution of the case, including a contingent obligation to pay our trial lawyers a fee equal to 3% of any recovery up to $250 million, and 5% of any recovery in excess of $250 million, less certain costs and fees paid previously.

Our termination or abandonment of MEO gateway agreements may expose our subsidiaries to liabilities.

Certain of our subsidiaries have or had agreements with the operators of the gateways for our MEO satellite system. We have discontinued the funding of all gateway agreements and the subsidiaries that are parties to the gateway agreements. Our subsidiaries may incur costs associated with the termination or abandonment of such agreements. As of December 31, 2011, our subsidiaries had an accrued liability of $49.5 million related to these unsettled agreements.

Our ability to utilize our Net Operating Losses (“NOLs”) may be impacted by changes in tax laws.

We hold existing NOLs, and expect to hold additional NOLs that will be generated from the sale or other disposition of our MEO Assets at prices significantly less than their tax basis. We intend to carry forward these losses to offset current and future income and thus reduce our income tax liability. If tax laws are amended to limit or eliminate the ability to carry forward our NOLs, or to alter income tax rates, the value of our NOLs could be significantly impaired.

Our ability to utilize our NOLs is dependent on avoiding ownership changes and securing future income.

Under existing provisions of the Internal Revenue Code, if we experience an “ownership change,” our ability to use our NOLs will be significantly limited, which will impair the value of our NOLs. In addition, our ability to fully utilize the NOLs is dependent upon the generation of future taxable income before the expiration of the carry forward period attributable to the NOLs, which begin to expire in 2020.

Risks Related to Our Class A Common Stock

Future sales of our Class A common stock could depress the market price.

The average trading volume of our Class A common stock is historically low. As a result, the market price of our Class A common stock could decline as a result of sales of a large number of shares. These sales might also make it more difficult for us to sell shares in the future at a time and price that we deem appropriate.

The interests of our controlling stockholder may conflict with the interests of other Class A holders.

Eagle River controls approximately 65% of the voting power of our outstanding capital stock. As a result, Eagle River has control over the outcome of matters requiring stockholder approval, including the election of directors, amendments to our governing documents, the adoption or prevention of mergers, consolidations or sales of all or substantially all of our assets, or control changes. Eagle River is not restricted or prohibited from competing with us.

We are a “controlled company” within the meaning of the NASD Marketplace Rules and, as a result, will qualify for, and may rely on, exemptions from certain corporate governance requirements.

Eagle River controls approximately 65% of the voting power of our outstanding capital stock. As a result, we are a “controlled company” within the meaning of the NASDAQ Global Select Market corporate governance standards, and therefore may elect not to comply with certain NASDAQ Global Select Market corporate governance requirements, including (1) the requirement that a majority of the board of directors consist of independent directors, (2) the requirement that the compensation of officers be determined, or recommended to the board of directors for determination, by a majority of the independent directors or a compensation committee comprised solely of independent directors, and (3) the requirement that director nominees be selected, or recommended for the board of directors’ selection, by a majority of the independent directors or a nominating committee comprised solely of independent directors with a written charter or board resolution addressing the nomination process. We do not currently rely on any of these exemptions, but reserve the right to do so in the future. If we choose to do so, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ Global Select Market corporate governance requirements.

Our Tax Benefits Preservation Plan, as well as certain provisions in our restated certificate of incorporation, may discourage takeovers, which could affect the rights of holders of our Class A common stock.

The Tax Benefits Plan we have in place is intended to act as a deterrent against any person or group acquiring or otherwise obtaining beneficial ownership of more than 4.9% of our securities without the approval of our Board of Directors. In addition, our restated certificate of incorporation requires us to take all necessary and appropriate action to protect certain rights of our common stockholders that are set forth in the restated certificate of incorporation, including voting, dividend and conversion rights and their rights in the event of a liquidation, merger, consolidation or sale of substantially all of our assets. It also provides that we will not avoid or seek to avoid the observance or performance of those rights by charter amendment, entry into an inconsistent agreement or reorganization, recapitalization, transfer of assets, consolidation, merger, dissolution or the issuance or sale of securities. In particular, these rights include our Class B common stockholder’s right to ten votes per share on matters submitted to a vote of our stockholders and option to convert each share of Class B common stock into one share of Class A common stock. The provisions of the Tax Benefits Plan and our restated certificate of incorporation could discourage takeovers of our company, which could adversely affect the rights of our stockholders.

We do not expect to pay cash dividends on our Class A or Class B common stock for the foreseeable future.

We have never paid a cash dividend on shares of our equity securities, and do not intend to pay any cash dividends on our Class A or Class B common shares in the foreseeable future.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters are located in Kirkland, Washington, where we occupy approximately 6,693 square feet of space under a sublease as of December 31, 2011. Upon expiration of our various leases, we do not anticipate any difficulty in obtaining renewals or alternative space.

The following table lists our leased properties as of December 31, 2011, both in the United States and in the United Kingdom:

Location	Operation	Lease Term	Square Footage (Approx.)
Kirkland, WA	Corporate Headquarters	Expires July 31, 2012 (1)	6,693(1)
Berkeley, CA	Ovidian Group	Expires March 31, 2015	2,641
El Segundo, CA	ContentGuard	Expires May 31, 2014	6,806
El Segundo, CA	Satellite Warehouse Facility	Expires November 30, 2012	23,959
Slough, Berkshire, U.K.	Archive Warehouse	Expires June 23, 2012	2,685

(1)	In January 2012, we entered into a new lease for this space that extends through July 2019 and will increase our leased square footage to 8,050.

In addition to our leased properties, as of December 31, 2011, we owned approximately 42 acres in Itaborai, Brazil, on which certain gateway equipment for our MEO satellite system is located. The sale of this property was completed in January 2012 for approximately $5.6 million.

We believe our facilities are adequate for our current business and operations.

Item 3.	Legal Proceedings.

BSSI Litigation

In February 2009, after more than four years of litigation, we obtained a judgment against BSSI and Boeing for approximately $603.2 million (“BSSI Litigation”), consisting of $370.6 million of compensatory damages against BSSI and Boeing for breach of contract, fraud, negligent misrepresentation and tortious interference with contract; $29.6 million against BSSI for punitive damages; $177.0 million against Boeing for punitive damages; and $26.0 million in pre-judgment interest. Beginning January 2, 2009, post-judgment interest began to accrue on the full judgment amount at the rate of 10% per annum (simple interest).

In March 2009, BSSI and Boeing appealed the trial court judgment to the California Court of Appeal. In order to stay enforcement of the judgment, Boeing posted a bond in the approximate amount of $904.0 million. In response, we cross-appealed the trial court’s decisions to overturn the jury’s award of additional compensatory and punitive damages on our satellite pricing fraud claim against BSSI. Briefing was completed in the summer of 2011, and the Court of Appeal conducted the second of two oral arguments on January 25, 2012, at which time the case was submitted for decision. We expect a decision by late April 2012.

Following the issuance of the Court of Appeal decision, any party that does not fully prevail at the Court of Appeal may seek reconsideration by the Court of Appeal or request further appeal to the California Supreme Court. The Court of Appeal is not required to grant a request for reconsideration, nor is the California Supreme Court required to grant further appeal. We cannot predict the timing or outcome of the appeal process.

Through December 31, 2011, we have incurred costs of approximately $21.0 million to prosecute and defend the BSSI Litigation, and may incur additional consulting and legal fees if further appeal is pursued. When the judgment becomes non-appealable, or when we settle our claims with BSSI and Boeing, we will be obligated to pay our trial lawyers an additional fee equal to 3% of any recovery up to $250.0 million, and 5% of any recovery in excess of $250.0 million, less certain costs and fees advanced to counsel by us during the course of the BSSI Litigation.

ZTE Enforcement Action

On February 27, 2012, ContentGuard filed a patent infringement lawsuit against ZTE Corporation and ZTE (USA) Inc. in the Eastern District of Virginia, in which ContentGuard alleged that the defendants have infringed and continue to infringe seven of our patents by making, using, selling or offering for sale certain mobile communication and computing devices. We have requested a jury trial and are seeking injunctive relief, damages and pre-judgment and post-judgment interest.

J&J Arbitration

Jay and Jayendra (Pty) Ltd (“J&J Group”) is a South African corporation that signed a purchase and sale agreement in April 2011 (the “J&J Agreement”) to buy our MEO Assets. J&J Group did not close the purchase of the MEO Assets by the November 1, 2011 deadline set forth in the J&J Agreement, and as a result is obligated to reimburse us for certain operation and maintenance costs incurred from January 14, 2011 through October 31, 2011. The J&J Group has not fulfilled its obligation to reimburse us for such costs and instead has alleged that we breached the J&J Agreement. We intend to file an arbitration proceeding in London UK in March 2012, alleging that J&J Group breached the J&J Agreement (the “J&J Proceeding”). In the J&J Proceeding, we are seeking recovery of operation and maintenance costs, and other damages arising from J&J Group’s breach of the J&J Agreement.

Item 4.	Mine Safety Disclosures.

Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Class A Common Stock

Our Class A common stock trades on the Nasdaq Global Select Market under the symbol “PCO.” Effective July 21, 2011, we changed our name from ICO Global Communications (Holdings) Limited to Pendrell Corporation, and adopted “PCO” as our new ticker symbol. Previously, our Class A Common Stock traded on the Nasdaq Global Select Market under the symbol “ICOG.” Our Class A Common Stock will continue to trade on the NASDAQ stock exchange.

The table below sets forth the high and low sales prices of our Class A common stock in U.S. dollars for each of the periods presented. Stock prices represent amounts published on the Nasdaq Global Select Market. As of March 1, 2012, the closing sales price of our Class A common stock was $2.41 per share.

	2011		2010
Period	High	Low	High	Low
First Quarter	$3.20	$1.35	$1.64	$1.05
Second Quarter	$3.26	$2.39	$1.88	$1.16
Third Quarter	$3.07	$1.96	$2.02	$1.20
Fourth Quarter	$2.94	$2.09	$1.90	$1.38

As of March 1, 2012, there were approximately 325 record holders of our Class A common stock.

Market for Our Class B Common Stock

There is no established trading market for our Class B common stock, of which we have 53,660,000 shares outstanding with two holders of record. Each share of Class B common stock is convertible at any time at the option of its holders into one share of Class A common stock.

Dividends

We have never paid a cash dividend on shares of our equity securities. We do not intend to pay any cash dividends on our common shares during the foreseeable future. It is anticipated that future earnings, if any, from our operations will be used to finance growth.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and accompanying notes included in this Form 10-K.

	Year Ended December 31,
	2011	2010	2009(1)	2008	2007
	(in thousands, except per share data)
Revenue(2)	$2,637	$—	$—	$—	$—
Operating expenses:
General and administrative	27,384	16,186	38,803	54,771	43,651
Research and development	—	—	1,644	5,080	7,738
Gain on contract settlements(3)/(4)	(4,735)	(15,666)	—	—	—
Amortization of intangibles	1,986	—	—	—	—
Loss on disposal of assets	—	—	—	17	—

Operating expenses, net	24,635	520	40,447	59,868	51,389
Operating loss	(21,998)	(520)	(40,447)	(59,868)	(51,389)
Net interest expense	(4,450)	(4,316)	(36,252)	(36,262)	(24,492)
Gain associated with disposition of assets(5)	300,886	—	—	—	—
Gain on deconsolidation of DBSD	—	—	280,971	—	—
Gain on liquidation of subsidiaries	—	2,459	—	—	860
Other income (expense)	1,223	(1,094)	(7,286)	(4,175)	878

Income (loss) before income taxes	275,661	(3,471)	196,986	(100,305)	(74,143)
Income tax benefit (expense)(6)	42,925	787	(1,508)	(2,872)	(1,175)

Net income (loss)	318,586	(2,684)	195,478	(103,177)	(75,318)
Net loss attributable to noncontrolling interest	(274)	—	—	—	—

Net income (loss) attributable to Pendrell	$318,860	$(2,684)	$195,478	$(103,177)	$(75,318)

Basic income (loss) per share attributable to Pendrell	$1.26	$(0.01)	$0.94	$(0.51)	$(0.38)
Diluted income (loss) per share attributable to Pendrell	$1.23	$(0.01)	$0.94	$(0.51)	$(0.38)
Total assets	$435,047	$45,577	$30,308	$663,964	$602,133
Long-term obligations, including current portion of capital lease obligations(7)	$76,406	$27,921	$31,557	$40,382	$685,263

(1)	DBSD was deconsolidated from our financial operating results effective May 15, 2009. Accordingly, our results of operations for the year ended December 31, 2009 includes only 4.5 months of DBSD operating activity.
(2)	Revenue in 2011 is entirely comprised of fees paid for consulting services as a result of the acquisition of the Ovidian Group in June 2011. Prior to the acquisition of Ovidian Group, we were a development stage enterprise and did not generate any revenue from operations.
(3)	During the first quarter of 2011, we recognized a $4.7 million gain associated with a reduction of our estimated liability for gateway obligations as a result of our agreement to purchase Deutsche Telekom AG’s claim against one of our subsidiaries.
(4)

Certain of our subsidiaries had agreements with ten operators of gateways for our MEO satellite system. Nine of the ten operators have terminated their agreements with us. Of these nine, five have been settled with no further obligation by us. With respect to the gateways that have not been settled, we have continued to accrue expenses according to our subsidiaries’ contractual obligation until such obligations have been released and the operator has ceased providing services, although in most instances our subsidiaries have suspended or significantly reduced actual payments to the operators. In 2010, upon reaching settlement with our Mexico operator, pursuant to which the operators’ claims were legally released, we eliminated the corresponding accrued liability and recognized a gain on contract settlement of $15.7 million.
(5)	In March 2011, upon the sale of our subsididiary for $325 million we recognized a $301 million gain associated with the disposition of our cost method investment in DBSD and certain other assets pursuant to the various agreements entered into with DISH Network.
(6)	As a result of recording net deferred tax liabilities pursuant to the acquisition of ContentGuard, we were able to reduce a portion of our deferred tax valuation allowance resulting in a tax benefit of $40.7 million in 2011.
(7)	In August 2008, the $650 million aggregate principal amount of convertible notes due in August 2009 (“DBSD 2009 Notes”) were reclassified from long-term to current convertible debt on our consolidated balance sheets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this Form 10-K.

Special Note Regarding Forward-Looking Statements

With the exception of historical facts, the statements contained in this management’s discussion and analysis are “forward-looking” statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statements. Factors that might cause or contribute to such a difference include, but are not limited to, those discussed under “Item 1A. of Part I—Risk Factors” and elsewhere in this Form 10-K. The forward-looking statements included in this document are made only as of the date of this report, and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

Overview

We re-shaped and re-directed our business in 2011, featuring the $325 million sale of our subsidiary and the related winding down of our legacy satellite businesses, the progression of our litigation with BSSI and Boeing, and significant investments in opportunities relating to the IP asset class. We now operate a fully-integrated IP investment and advisory firm that develops and implements strategies to create, acquire, commercialize and license IP.

We launched our IP business by acquiring Ovidian Group, changing our name to Pendrell Corporation, and partnering with Time Warner to acquire ContentGuard. In the process, we began assembling a group of professionals with experience in IP portfolio analysis, valuation and monetization, and emerged from 2011 with an IP investment and advisory team that we believe is world-class.

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

Through ContentGuard, we have a unique opportunity to partner with Time Warner, a global leader in the production of high quality media and entertainment content. ContentGuard holds what we believe to be one of the most significant portfolios of DRM patents in the world. With approximately 50% of handsets worldwide licensed by ContentGuard, and significant historical revenues, ContentGuard’s patent portfolio is well-proven. ContentGuard’s current licensees include some of the biggest names in consumer electronics, including Casio Hitachi Mobile Communications, LG Electronics, Microsoft Corporation, Nokia, Panasonic, Sharp, Sony, Toshiba, Technicolor, S.A., Time Warner and Xerox Corporation.

We expect to continue to grow our IP business through our Ovidian Group and ContentGuard subsidiaries, and explore new opportunities in the IP business. We have challenged our team to accelerate ContentGuard’s patent licensing program and continue our expansion into the IP business. We will also continue our investigation of opportunities outside the IP business to leverage our transactional expertise, financial resources, industry relationships and tax assets to create shareholder value, in ways that may or may not be related to the IP business or historical operations.

As we focus on our IP business and other new initiatives, we continue to divest our satellite assets. In March 2011, we sold DBSD to DISH Network for approximately $325 million. Meanwhile, in early 2012, we agreed to sell our remaining MEO Assets to a separate buyer, with closing anticipated by early May 2012. Additionally, while we continue our efforts to sell F2, we implemented measures to decommission F2 with the expectation that the decommissioning or sale will be complete by the end of June. When these activities and transactions are concluded, all of our resources will be available to pursue our IP business and other new initiatives.

We also continue to aggressively defend the appeal of our $603.2 million judgment for breach of contract, fraud and intentional interference against BSSI and Boeing. The California Court of Appeal heard a second round of oral argument on January 25, 2012, and we expect a written decision by late April 2012. After the decision, any party that does not fully prevail at the Court of Appeal may request reconsideration by the Court of Appeal or further appeal to the California Supreme Court, although neither court is obligated to further review the decision. We cannot predict the timing or outcome of the appeal process.

Critical Accounting Policies

Critical accounting policies require difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The judgments and uncertainties affecting the application of these policies include significant estimates and assumptions made by us using information available at the time the estimates are made. Actual results could differ materially from those estimates. Our critical accounting policies involve judgments associated with our accounting for the fair value of financial instruments (including our previous investment in DBSD), business combinations, goodwill and intangible assets, contract settlements, revenue recognition, stock-based compensation, income taxes and contingencies, each of which is described below.

Fair Value of Financial Instruments. We determine the fair value of our financial instruments based on the hierarchy established by ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). The three levels of inputs used to measure fair value are as follows:

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

In addition, in determining the fair value of our investment in DBSD as of December 31, 2010, we considered several valuation methodologies, including a spectrum transaction analysis based upon the value of relevant spectrum auctions and transactions. Additionally, in connection with the DBSD bankruptcy proceedings, we engaged in negotiations with third parties interested in obtaining our equity interest in DBSD. The fair value of our investment in DBSD as of December 31, 2010 was ultimately determined based on the estimated value of the consideration we expected to receive from DISH Network for our equity interest in DBSD, subject to the allocation of the total purchase price to the various assets based on good faith negotiations between the parties.

Business Combinations. We account for business combinations using the acquisition method and, accordingly, the identifiable assets acquired and liabilities assumed are recorded at their acquisition date fair values. This valuation requires management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets. Critical estimates in valuing intangible assets include but are not limited to estimates about: future expected cash flows from customers, proprietary technology, the acquired company’s brand awareness and market position and discount rates. Our estimates are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable. Goodwill is calculated as the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

Goodwill, Patents and Intangible Assets. We evaluate goodwill and indefinite-lived intangible assets at least annually in the fourth quarter to determine whether there has been an impairment of the value of these assets and evaluate impairment whenever events or changes in circumstances indicate that the carrying amount of our assets might not be recoverable. We amortize definite-lived intangible assets, including patents, over their expected useful lives. When events or circumstances indicate that the carrying amount of a long-lived asset or asset group may not be recoverable, we perform a test to determine whether the carrying amount of the asset or asset group tested is not recoverable and its carrying amount exceeds its fair value. Any impairment losses relating to goodwill or other intangible assets are recognized in the consolidated statement of operations.

Contract Settlements. With respect to disputed contracts related to the ground infrastructure for our MEO satellite system, we continue to record expenses according to our contractual obligation until such contract is terminated. Upon termination, and prior to settlement, we continue to accrue estimated late payment fees and interest expense, as applicable. Upon reaching settlement, whereby the other party’s claims are legally released, we will extinguish our recorded liability, resulting in the recognition of a gain or loss on contract settlement.

Revenue Recognition. 2011 revenue is entirely comprised of fees paid for consulting services provided by Ovidian Group. Revenue is recognized and billed when our professionals deliver consulting services. In general, we recognize revenue related to consulting services when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the customer, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

Stock-Based Compensation. We record stock-based compensation in accordance with ASC 718, Compensation–Stock Compensation (“ASC 718”). ASC 718 requires measurement of all share-based payment awards based on the estimated fair value on the date of grant and the recognition of compensation cost over the requisite service period for awards expected to vest.

We record stock-based compensation on stock options, stock appreciation rights and restricted stock awards issued to employees, directors and consultants. The fair value of stock options and stock appreciation rights is estimated on the date of grant using the Black-Scholes option pricing model (“Black-Scholes Model”) based on the single option award approach. The fair value of restricted stock awards is determined based on the number of shares granted and either the quoted market price of our Class A common stock on the date of grant for time-based and performance-based awards, or the fair value on the date of grant using the Monte Carlo Simulation model (“Monte Carlo Simulation”) for market-based awards. The fair value of stock options and restricted stock awards with service conditions are amortized to expense on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of stock appreciation rights and restricted stock awards with performance conditions deemed probable of being achieved and cliff vesting is amortized to expense over the requisite service period using the straight-line method of expense recognition. The fair value of restricted stock awards with performance and market conditions, and graded vesting are amortized to expense over the requisite service period using the straight-line method of expense recognition. The fair value of share-based payment awards as determined by the Black-Scholes Model and the Monte Carlo Simulation are affected by our stock price as well as other assumptions. These assumptions include, but are not limited to, the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. ASC 718 requires forfeitures to be estimated at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Income Taxes. We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, tax benefits and deductions. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Since our utilization of our deferred tax assets is dependent upon future taxable income that is not assured, we have recorded a valuation allowance sufficient to reduce the deferred tax assets to an amount that is more likely than not to be realized. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would decrease in the period in which we determined that the recovery was more likely than not to occur.

We account for uncertain tax positions in accordance with ASC 740, Accounting for Income Taxes. The application of income tax law is inherently complex. As such, we are required to make many assumptions and judgments regarding our income tax positions and the likelihood whether such tax positions would be sustained if challenged. Interpretations and guidance surrounding income tax laws and regulations change over time, and changes in our assumptions and judgments can materially affect amounts recognized in our consolidated financial statements.

Contingencies. The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. ASC 450, Contingencies, requires that an estimated loss from a loss contingency such as a legal proceeding or claim should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position, results of operations or cash flows.

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance Update No. 2011-08, Testing Goodwill for Impairment (“Update No. 2011-08”). Update No. 2011-08 provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that it is unlikely that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required. Update No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We chose to early adopt this statement which did not have a material impact on our financial position, results of operations or cash flows.

In May 2011, the FASB issued Update No. 2011-05, Comprehensive Income (“Update No. 2011-05”). Update No. 2011-05 requires in the presentation on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. Update

No. 2011-05 is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued an amendment to the accounting guidance on the presentation of other comprehensive income which deferred the effective date for the provisions pertaining to reclassification adjustments. Early adoption is permitted. The adoption of this statement is not expected to have a material impact on our financial position, results of operations or cash flows.

Results of Operations

The following table is provided to facilitate the discussion of our results of operations for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year ended December 31,
	2011	2010	2009(1)
Revenue	$2,637	$—	$—
General and administrative expenses	27,384	16,186	38,803
Research and development expenses	—	—	1,644
Gain on contract settlements	4,735	15,666	—
Amortization of intangibles	1,986	—	—
Interest income	159	18	543
Interest expense	4,609	4,334	36,795
Gain associated with disposition of assets	300,886	—	—
Gain on deconsolidation of DBSD	—	—	280,971
Gain on liquidation of subsidiaries	—	2,459	—
Other (income) expense	(1,223)	1,094	7,286
Income tax (benefit) expense	(42,925)	(787)	1,508

(1)	DBSD was deconsolidated from our financial operating results effective May 15, 2009. Accordingly, our results of operations for the year ended December 31, 2009 includes 4.5 months of DBSD operating activity.

Revenue. Revenue of $2.6 million for the year ended December 31, 2011 is entirely comprised of fees paid for consulting services provided by Ovidian Group. Prior to the acquisition of Ovidian Group on June 17, 2011, we were a development stage enterprise and did not generate any revenue from operations.

General and Administrative Expenses. General and administrative expenses are primarily comprised of personnel costs, stock-based compensation, legal and professional fees, acquisition investigation costs, satellite storage, satellite system operating expenses and general office related costs.

General and administrative expenses increased $11.2 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase was primarily due to a $5.1 million increase in personnel related costs as a result of the acquisition of the Ovidian Group and ContentGuard as well as additional executives added to the Pendrell team, an associated increase of $3.6 million in non-cash stock-based compensation expense, $1.5 million of amortized prepaid compensation expense associated with the Ovidian Group acquisition, $1.1 million in acquisition investigation costs incurred in the current year and a $0.5 million increase in professional fees and other expenses. The increase was partially offset by a decrease of $0.6 million in expenses related to the MEO assets.

General and administrative expenses decreased $22.6 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. Approximately $20.9 million of this decrease was a result of the deconsolidation of DBSD effective May 15, 2009. The remaining net decrease of $1.7 million is primarily due to a $1.8 million reduction in non-cash stock-based compensation expense, reflecting the revaluation of the majority of our stock awards as a result of the deconsolidation of DBSD, and a $0.8 million reduction in gateway operating expenses. The decrease is partially offset by higher employment-related expenses in the current year.

Research and Development Expenses. We did not incur any research and development expenses during the years ended December 31, 2011 and 2010.

During the year ended December 31, 2009, research and development expenses consisted primarily of third-party engineering, consulting and development costs associated with technology being considered for use in the DBSD MSS/ATC System and ICO mim service and were incurred by DBSD prior to deconsolidation on May 15, 2009.

Contract Settlements. During the first quarter of 2011, we recognized a $4.7 million gain associated with a reduction of our estimated liability for gateway obligations as a result of our agreement to purchase Deutsche Telekom AG’s claim against one of our subsidiaries.

During 2010, one of our subsidiaries reached a settlement agreement with its satellite gateway operator in Mexico whereby in exchange for the transfer of certain gateway equipment our subsidiary was released from approximately $15.7 million in outstanding liabilities associated with the related Gateway Operating Agreement. The equipment transferred under the settlement agreement had previously been determined to have no value for accounting purposes and we recognized a gain on contract settlement of approximately $15.7 million.

Amortization of Intangibles. Amortization of intangibles consists of amortization of identifiable assets resulting from the acquisitions of Ovidian Group and ContentGuard in June 2011 and October 2011, respectively.

Interest Income. Interest income for the years ended December 31, 2011 and 2010 was nominal. Interest income for the year ended December 31, 2009 is primarily attributable to interest earned on the investment of remaining proceeds from the DBSD 2009 Notes and the DBSD 2009 Credit Facility prior to the deconsolidation of DBSD on May 15, 2009.

Interest Expense. Interest expense for the years ended December 31, 2011 and 2010 consists primarily of interest costs resulting from capital lease obligations associated with certain of our MEO gateway sites. Interest expense for the year ended December 31, 2009 is primarily comprised of interest costs resulting from capital lease obligations associated with certain of our MEO gateway sites, as well as interest incurred and the amortization of debt issuance costs related to the DBSD 2009 Notes and DBSD 2009 Credit Facility, and amortization of the debt discount associated with the DBSD 2009 Notes, prior to the deconsolidation of DBSD on May 15, 2009.

Gain Associated with Disposition of Assets. During the first quarter of 2011, we recognized a $301.0 million gain associated with the disposition of our cost method investment in DBSD and certain other assets pursuant to the various agreements entered into with DISH Network.

Gain on Deconsolidation of DBSD. During 2009, we recognized a gain of $281.0 million associated with the deconsolidation of DBSD as a result of its bankruptcy filing on May 15, 2009.

Gain on Liquidation of Subsidiaries. In 2010, we recognized a $2.5 million net gain resulting from the substantial liquidation of certain subsidiaries that we abandoned after determining they had no future business purpose.

Other (Income) Expense. Other income for the year ended December 31, 2011 is comprised primarily of a $1.2 million gain recognized upon elimination of our payable to an affiliate. Other expense for the year ended December 31, 2010 is comprised primarily of $1.0 million of costs associated with reimbursements due to DBSD for their respective share of stock awards that ultimately failed to vest. Other expense for the year ended December 31, 2009 is comprised primarily of net realized and unrealized losses of $4.2 million through May 15, 2009 associated with investments in auction rate securities held by DBSD, as well as losses on foreign currency transactions of $3.1 million.

Income Tax (Benefit) Expense. Income tax benefit for the year ended December 31, 2011 is primarily due to a $40.7 million reduction in our deferred tax valuation allowance as a result of recording net deferred tax liabilities related to non-tax deductible definite-lived intangible assets established pursuant to the acquisition of ContentGuard, and the expiration of the statute of limitations associated with $2.0 million of previously recorded uncertain tax positions, including interest and penalties. Income tax benefit for the year ended December 31, 2010 is primarily due to expiration of the statute of limitations associated with previously recorded uncertain tax positions, including interest and penalties. Income tax expense for the year ended December 31, 2009 is comprised primarily of the accrual of possible interest and penalties related to uncertain tax positions.

Liquidity and Capital Resources

Overview. As of December 31, 2011, we had cash liquidity of $230.4 million, primarily due to the receipt of $315 million from DISH Network, less utilization of $90.1 million of these funds to purchase ContentGuard in October 2011 and $6.0 million to purchase Ovidian Group in June 2011. The balance of these funds is currently expected to be utilized to fund our working capital needs for at least the next twelve months and support further investments. Our primary expected cash needs for the next twelve months are for the ongoing operating costs associated with the IP business, MEO satellite system operating costs while we exit the satellite business, costs associated with the pursuit of new investment and acquisition opportunities, professional fees associated with various legal and regulatory proceedings, and other general corporate purposes. We also expect to use our cash, and may incur debt, to acquire or invest in other businesses or assets.

On March 15, 2011, we entered into the Implementation Agreement under which DISH Network agreed to pay us approximately $325 million for our support of DBSD’s plan of reorganization which provides for the stock of DBSD to be transferred to DISH Network (“DISH Plan”), certain spectrum priority rights, any distributions to us from DBSD, and a contingent option to certain MEO Assets, of which (i) $35 million was paid on March 21, 2011, (ii) approximately $280 million was paid on April 26, 2011, and (iii) $10 million is payable at the earlier of (a) five days after DBSD’s emergence from its pending Chapter 11 bankruptcy proceeding, or (b) five days after termination of DISH Network’s amended investment agreement with DBSD. DISH Network’s payment obligations under the Implementation Agreement are not subject to any further court action or approvals. We recognized a gain of approximately $301 million in the first quarter of 2011 associated with the disposition of our cost method investment in DBSD and other assets as a result of these agreements. DBSD emerged from bankruptcy on March 9, 2012, and we anticipate receiving the final $10 million payment from DISH Network, together with reimbursement of certain bankruptcy-related costs to which we are entitled, within five days of emergence.

On October 31, 2011, we purchased 90.1% of the outstanding capital stock of ContentGuard for aggregate consideration of $90.1 million, all paid in cash.

Cash Flows. The following table is provided to facilitate the discussion of our liquidity and capital resources for the years ended December 31, 2011 and 2010 (in thousands):

	Year ended December 31,
	2011	2010
Net cash provided by (used in):
Operating activities	$(16,020)	$(12,173)
Investing activities	225,572	(1,092)
Financing activities	108	29,173
Effect of foreign exchange rate changes on cash	(54)	(120)

Net increase (decrease) in cash and cash equivalents	209,606	15,788
Cash and cash equivalents—beginning of period	20,771	4,983

Cash and cash equivalents—end of period	$230,377	$20,771

Cash and cash equivalents were $230.4 million at December 31, 2011 compared to $20.8 million at December 31, 2010. This increase is primarily due to approximately $315 million received from DISH Network under the Implementation Agreement, partially offset by (i) the amounts paid for the acquisitions of Ovidian Group and ContentGuard, (ii) the incurrence of ongoing operating costs associated with our MEO satellite system and (iii) other general corporate expenditures incurred in 2011.

For the year ended December 31, 2011, cash used in operating activities consisted primarily of our net income of $318.6 million adjusted for various non-cash items including: (i) a $300.9 million gain associated with the disposition of certain assets to DISH Network; (ii) a $40.7 million tax benefit related to a reduction in our deferred tax valuation allowance; (iii) a $4.7 million reduction of a Gateway obligation; (iv) $1.2 million gain recognized upon elimination of our payable to an affiliate; (v) stock-based compensation expense of $5.4 million; (vi) a $4.6 million increase in accrued interest payable, (vii) $2.0 million of amortized intangible expense resulting from acquisitions of the Ovidian Group and ContentGuard, (viii) $1.5 million of amortized prepaid compensation expense associated with the Ovidian Group acquisition; (ix) a $0.9 million increase in prepaid expenses and other current/non-current assets and (x) $0.4 million increase in accounts payable, other accrued expenses and other operating activities. Amortization of intangibles consists of amortization of identifiable assets resulting from the acquisitions of Ovidian Group and ContentGuard in June 2011 and October 2011, respectively.

For the year ended December 31, 2010, cash used in operating activities consisted primarily of our net loss of $2.7 million adjusted for various non-cash items including: (i) a $15.7 million gain resulting from settlement of our Mexico Gateway obligation; (ii) a $4.7 million increase in accrued interest payable associated with various Gateway obligations; (iii) a $2.5 million net gain resulting from substantial liquidation of certain subsidiaries; (iv) stock-based compensation expense of $1.8 million; (v) $1.0 million in net expenses associated with reimbursements due to DBSD for their respective share of stock awards that ultimately failed to vest; and (vi) a $0.5 million net increase in accounts payable and other accrued expenses in comparison to prior year.

For the year ended December 31, 2011, cash provided by investing activities consisted primarily of approximately $315 million from DISH Network pursuant to the Implementation Agreement, partially offset by a $83.3 million cash outflow for the acquisition of ContentGuard (net of cash acquired) and a $5.9 million cash outflow for the acquisition of Ovidian Group (net of cash acquired). For the year ended December 31, 2010, cash used in investing activities consisted primarily of $1.0 million of payments made on behalf of affiliates.

For the year ended December 31, 2011, cash provided by financing activities consisted of $0.2 million in proceeds from the exercise of stock options, partially offset by $0.1 million in payments of withholding taxes upon vesting of restricted stock awards. For the year ended December 31, 2010, cash provided by financing activities consisted primarily of $29.2 million of proceeds from the Rights Offering, net of related costs.

Contractual Obligations. Our primary contractual obligations relate to our MEO satellite system. In the table below, we set forth our contractual obligations as of December 31, 2011 (in millions):

	Years ending December 31,
	Total	2012	2013-2014	2015-2016	2017 and Thereafter
Satellite system operating obligations(1)	$1.5	$1.5	$—	$—	$—
Capital lease obligations, including interest(2)	22.0	22.0	—	—	—
Operating lease obligations(3)	4.0	1.3	1.1	0.7	0.9

Total	$27.5	$24.8	$1.1	$0.7	$0.9

(1)

We have an agreement with Intelsat to provide satellite operational services to support F2. Under this agreement, we are obligated to pay Intelsat a recurring, monthly fee associated with support for telemetry, tracking and control and other satellite support services. In addition to this agreement, we have commitments for other operational services related to our MEO satellite and certain MEO gateway sites. As of December 31, 2011, our satellite system operating commitments were approximately $1.5 million. J&J Group is obligated to reimburse us for certain operation and maintenance costs incurred from and after January 14, 2011, however, it currently has not fulfilled its obligation.
(2)	Our capital lease obligations represent future minimum payments due under capital lease commitments arising from agreements associated with certain of our MEO gateway sites. The amount of our contractual obligations as of December 31, 2011 represents principal and interest payable in accordance with the terms of the contractual agreements.
(3)	Our operating lease obligations include approximately $0.7 million in 2012 and $0.1 million in 2013 of obligations related to storing and maintaining our MEO Assets other than F2. In early 2012, we signed an agreement to sell our remaining MEO Assets other than F2 and, in connection with the signing of the agreement, the purchaser has assumed all ongoing costs of storing and maintaining the MEO Assets.

We have also entered into other agreements with our satellite gateway operators (“Gateway Operators”) which provide for varying levels of support required to operate the gateway sites. The majority of the Gateway Operators have terminated their agreements with us and discontinued providing the requisite level of services. Certain of the terminated agreements have not been settled and remain outstanding. Subsequent to the date of termination, we have continued to accrue estimated late payment fees associated with these agreements, if applicable. Settlement of these liabilities, including timing of future payment, if any, is currently uncertain and therefore this amount was not included in our table of contractual obligations above. We do not anticipate these gateway obligations to require significant cash payments during the next twelve months; however, the holders of these obligations could pursue collection actions against one or more of our consolidated subsidiaries.

As of December 31, 2011, we have recorded a liability related to uncertain tax positions for income taxes, interest and penalties of $9.9 million. Settlement of this liability, including timing of future payment, if any, is currently uncertain. As a result, this amount was not included in our table of contractual obligations above.

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

As of December 31, 2011, our cash and investment portfolio consisted of both cash and money market funds, with a fair value of approximately $230.4 million. The primary objective of our investments in money market funds is to preserve principal, while optimizing returns and minimizing risk, and our policies require, at the time of purchase, that we make these investments in short-term, high rated securities which currently yield between zero to 20 basis points.

December 31, 2011
Cash	$35,264
Money market funds	195,113

$230,377

Our primary foreign currency exposure relates to cash balances in foreign currencies. Due to the small balances we hold, we have determined that the risk associated with foreign currency fluctuations is not material to us.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Pendrell Corporation and Subsidiaries

Kirkland, Washington

We have audited the accompanying consolidated balance sheets of Pendrell Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity (deficiency in assets), and cash flows for each of the three years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2012, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

March 9, 2012

Pendrell Corporation

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$230,377	$20,771
Receivable from DISH Network associated with disposition of assets	10,000	—
Prepaid expenses and other current assets – net of reserve of 2,750 and 0, respectively	2,443	701
Deferred tax asset	49,570	—

Total current assets	292,390	21,472
Property in service – net of accumulated depreciation of $962 and $511, respectively	288	286
Other assets	131	169
Investment in DBSD	—	23,650
Patents – net of accumulated amortization of $1,648	107,116	—
Intangible assets – net of accumulated amortization of $338	13,029	—
Goodwill	22,093	—

Total	$435,047	$45,577

LIABILITIES, STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS) AND NONCONTROLLING INTEREST
Current liabilities:
Accounts payable	$282	$403
Accrued expenses	17,489	14,836
Payable to affiliates	—	1,292
Accrued interest	28,092	23,759
Capital lease obligations	14,896	14,948

Total current liabilities	60,759	55,238
Income tax	9,870	12,973
Other	479	—
Deferred tax liability	51,161	—

Total liabilities	122,269	68,211

Commitments and contingencies (Note 7)

Stockholders’ equity (deficiency in assets) and noncontrolling interest:
Preferred stock, $.01 par value, 75,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.01 par value, 900,000,000 shares authorized, 264,992,881 and 258,294,712 shares issued, and 206,696,021 and 200,069,966 shares outstanding	2,650	2,583
Class B convertible common stock, $.01 par value, 150,000,000 shares authorized, 84,663,382 shares issued and 53,660,000 shares outstanding	847	847
Additional paid-in capital	2,794,970	2,787,533
Treasury stock, 58,296,860 and 58,224,746 shares of Class A common stock and 31,003,382 shares of Class B convertible common stock	(877,833)	(877,725)
Accumulated other comprehensive loss	(11,660)	(13,071)
Accumulated deficit	(1,603,941)	(1,922,801)

Total Pendrell stockholders’ equity (deficiency in assets)	305,033	(22,634)

Noncontrolling interest	7,745	—

Total stockholders’ equity (deficiency in assets) and noncontrolling interest	312,778	(22,634)

Total	$435,047	$45,577

The accompanying notes are an integral part of these consolidated financial statements.

Pendrell Corporation

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year ended December 31,
	2011	2010	2009
Revenue	$2,637	$—	$—
Operating expenses:
General and administrative	27,384	16,186	38,803
Research and development	—	—	1,644
Contract settlements	(4,735)	(15,666)	—
Amortization of intangibles	1,986	—	—

Total operating expenses	24,635	520	40,447

Operating loss	(21,998)	(520)	(40,447)
Interest income	159	18	543
Interest expense	(4,609)	(4,334)	(36,795)
Gain associated with disposition of assets	300,886	—	—
Gain on deconsolidation of DBSD	—	—	280,971
Gain on liquidation of subsidiaries	—	2,459	—
Other income (expense)	1,223	(1,094)	(7,286)

Income (loss) before income taxes	275,661	(3,471)	196,986
Income tax benefit (expense)	42,925	787	(1,508)

Net income (loss)	318,586	(2,684)	195,478
Net income (loss) attributable to noncontrolling interest	(274)	—	—

Net income (loss) attributable to Pendrell	$318,860	$(2,684)	$195,478

Basic income (loss) per share attributable to Pendrell	$1.26	$(0.01)	$0.94

Diluted income (loss) per share attributable to Pendrell	$1.23	$(0.01)	$0.94

Weighted average shares outstanding used to compute basic income (loss) per share	253,760,959	243,480,021	207,908,805
Weighted average shares outstanding used to compute diluted income (loss) per share	259,067,098	243,480,021	208,169,858

The accompanying notes are an integral part of these consolidated financial statements.

Pendrell Corporation

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year ended December 31,
	2011	2010	2009
Net income (loss)	$318,586	$(2,684)	$195,478
Other comprehensive income (loss):
Cumulative translation adjustments	1,411	(5,848)	(13,918)

Comprehensive income (loss)	$319,997	$(8,532)	$181,560
Comprehensive income (loss) attributable to noncontrolling interest	(274)	—	—

Comprehensive income (loss) attributable to Pendrell	$319,723	$(8,532)	$181,560

The accompanying notes are an integral part of these consolidated financial statements.

Pendrell Corporation

Consolidated Statements of Cash Flows

(In thousands, except share data)

	Year ended December 31,
	2011	2010	2009
Operating activities:
Net income (loss) including noncontrolling interest	$318,586	$(2,684)	$195,478
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	5,369	1,794	5,072
Amortization of prepaid compensation from Ovidian Group acquisition	1.507	—	—
Amortization of intangibles	1,986	—	—
Depreciation	146	110	268
Non-cash interest expense	—	—	7,374
Unrealized foreign exchange (gains) losses	(33)	89	3,060
Gain associated with contract settlements	(4,735)	(15,666)	—
Gain associated with disposition of assets	(300,886)	—	—
Gain on deconsolidation of DBSD	—	—	(280,971)
Net gain on liquidation of subsidiaries	—	(2,459)	—
Realized losses on sale of investment securities	—	—	5,145
Unrealized (gains) losses on investment securities	—	—	(1,608)
Fair value adjustment for ARS Put Option	—	—	690
Deferred tax provision	(40,666)	—	—
Other	(1,474)	1,052	651
Other changes in certain assets and liabilities, net of acquisitions:
Prepaid expenses and other current/non-current assets	(873)	389	4,555
Accounts payable	(281)	(769)	2,779
Accrued interest payable	4,630	4,694	29,741
Other accrued expenses	704	1,277	1,306

Net cash used in operating activities	(16,020)	(12,173)	(26,460)

Investing activities:
Purchases of satellite system under construction	—	—	(4,059)
Purchases of property in service	(109)	(67)	(14)
Investments in unconsolidated subsidiaries	—	—	(3,848)
Payments from/(to) affiliates	246	(1,025)	(289)
Proceeds associated with disposition of assets	314,536	—	—
Acquisition of Ovidian Group, net of cash acquired of $150	(5,850)	—	—
Acquisition of controlling interest in ContentGuard Holdings, net of cash acquired of $6,849	(83,251)	—	—
Maturities and sales of investment securities	—	—	12,505

Net cash provided by (used in) investing activities	225,572	(1,092)	4,295

Financing activities:
Proceeds from exercise of stock options	227	—	—
Proceeds from Rights Offering	—	30,009	—
Rights Offering issuance costs	—	(770)	—
Payment of withholding taxes from stock awards	(119)	(66)	(101)

Net cash provided by (used in) financing activities	108	29,173	(101)

Effect of foreign exchange rate changes on cash	(54)	(120)	(2,012)

Net increase (decrease) in cash and cash equivalents	209,606	15,788	(24,278)
Cash and cash equivalents—beginning of period	20,771	4,983	29,261

Cash and cash equivalents—end of period	$230,377	$20,771	$4,983

(continued)

The accompanying notes are an integral part of these consolidated financial statements.

Pendrell Corporation

Consolidated Statements of Cash Flows (Continued)

(In thousands, except share data)

	Year ended December 31,
	2011	2010	2009
Supplemental disclosures:
Income taxes paid	$29	$2	$1
Interest paid	—	—	339
Capitalized interest	—	—	1,054
Supplemental disclosure of non-cash activities:
Issuance of Class A common shares for advisory services	250	500	500
Issuance of Class A common shares for stock-based compensation	1,646	159	219
Issuance of Class A common shares for Ovidian Group acquisition	8,430	—	—
Payment in form of ARS as compensation for advisory services	—	—	500
Decrease in accrued satellite system construction payable, net of liquidated damages	—	—	(8,973)
Interest payment on convertible debt in the form of additional notes	—	—	29,964
Investment in DBSD upon deconsolidation	—	—	23,650
Increase (decrease) in payables to affiliates	(1,538)	1,025	1,582

(concluded)

The accompanying notes are an integral part of these consolidated financial statements.

Pendrell Corporation

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency in Assets)

(In thousands, except share data)

	Common stock			Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Accumulated deficit	Stockholders’ equity (deficiency in assets)	Noncontrolling interest	Total
	Class A shares	Class B shares	Amount
Balance, January 1, 2009	154,006,103	53,660,000	$2,967	$2,790,967	$(877,545)	$6,695	$(2,115,595)	$(192,511)	$—	$(192,511)
Issuance of Class A common stock for advisory services	1,008,816	—	10	490	—	—	—	500	—	500
Class A shares withheld at vesting to cover income tax withholding obligations	(123,847)	—	—	—	(103)	—	—	(103)	—	(103)
Stock-based compensation and issuance of restricted stock, net of forfeitures	(14,759)	—	—	5,072	—	—	—	5,072	—	5,072
Deconsolidation of DBSD	—	—	—	(40,123)	—	(12,640)	—	(52,763)	—	(52,763)
Other comprehensive loss	—	—	—	—	—	(1,278)	—	(1,278)	—	(1,278)
Net income	—	—	—	—	—	—	195,478	195,478	—	195,478

Balance, December 31, 2009	154,876,313	53,660,000	$2,977	$2,756,406	$(877,648)	$(7,223)	$(1,920,117)	$(45,605)	$—	$(45,605)
Issuance of Class A common stock for advisory services	362,947	—	4	496	—	—	—	500	—	500
Issuance of Class A common stock for Rights Offering, net of issuance costs	42,870,000	—	429	28,810	—	—	—	29,239	—	29,239
Issuance of Class A common stock from exercise of stock options	29,379	—	—	47	(25)	—	—	22	—	22
Class A shares withheld at vesting to cover income tax withholding obligations	(33,200)	—	—	—	(52)	—	—	(52)	—	(52)
Stock-based compensation and issuance of restricted stock, net of forfeitures	1,964,527	—	20	1,774	—	—	—	1,794	—	1,794
Other comprehensive loss	—	—	—	—	—	(5,848)	—	(5,848)	—	(5,848)
Net loss	—	—	—	—	—	—	(2,684)	(2,684)	—	(2,684)

Balance, December 31, 2010	200,069,966	53,660,000	$3,430	$2,787,533	$(877,725)	$(13,071)	$(1,922,801)	$(22,634)	$—	$(22,634)
Issuance of Class A common stock for advisory services	105,595	—	1	249	—	—	—	250	—	250
Issuance of Class A common stock for Ovidian Group acquisition	3,000,000	—	30	1,580	—	—	—	1,610	—	1,610
Issuance of Class A common stock from exercise of stock options	210,000	—	2	225	—	—	—	227	—	227
Class A shares withheld at vesting to cover income tax withholding obligations	(72,114)	—	—	—	(108)	—	—	(108)	—	(108)
Stock-based compensation and issuance of restricted stock, net of forfeitures	3,382,574	—	34	5,383	—	—	—	5,417	—	5,417
Noncontrolling interest in ContentGuard	—	—	—	—	—	—	—	—	8,019	8,019
Other comprehensive income	—	—	—	—	—	1,411	—	1,411	—	1,411
Net income (loss)	—	—	—	—	—	—	318,860	318,860	(274)	318,586

Balance, December 31, 2011	206,696,021	53,660,000	$3,497	$2,794,970	$(877,833)	$(11,660)	$(1,603,941)	$305,033	$7,745	$312,778

The accompanying notes are an integral part of these consolidated financial statements.

Pendrell Corporation

Notes to Consolidated Financial Statements

1. Organization and Business

Overview— These consolidated financial statements include the accounts of Pendrell Corporation (“Pendrell”) and its consolidated subsidiaries (collectively referred to as the “Company”). Effective July 21, 2011, the Company changed its name from ICO Global Communications (Holdings) Limited to Pendrell Corporation, and adopted “PCO” as its new ticker symbol. The Company’s Class A Common Stock will continue to trade on the NASDAQ stock exchange.

During 2011, Pendrell completed its transformation from a next-generation mobile satellite service enterprise into a fully-integrated intellectual property (“IP”) investment and advisory firm that develops and implements IP management and licensing strategies for its partners and clients as well as for its own account.

The Company advanced its IP business with the acquisition of Ovidian Group, LLC (“Ovidian Group”) on June 17, 2011 (see Note 2). Ovidian Group is a global IP business advisory firm that assists Fortune 500 clients in managing risk and investing strategically in intellectual property. As a result of the Ovidian Group acquisition, the Company became a revenue-generating business. As such, effective with the second quarter of 2011, the Company is no longer in the development stage.

On October 31, 2011, the Company advanced its IP business by purchasing 90.1% of the outstanding capital stock of ContentGuard Holdings, Inc. (“ContentGuard”). ContentGuard holds a portfolio of more than 260 issued patents and 160 pending patent applications relating to digital rights management (“DRM”) inventions (see Note 2).

Pendrell continues to explore additional opportunities to leverage its transactional expertise, financial resources, industry relationships and tax assets to increase shareholder value in ways which may or may not be related to the IP business or its historical operations.

While the Company focuses on integrating and growing its IP business, it continues to pursue the divestiture of its satellite-related assets. On March 15, 2011, the Company and DISH Network Corporation (“DISH Network”) signed a comprehensive implementation agreement (“Implementation Agreement”), pursuant to which the Company transferred substantially all of its interest in DBSD North America, Inc. and its subsidiaries (collectively referred to as “DBSD”) to DISH Network for approximately $325 million (see Note 13).

The Company is also in the process of divesting its medium earth orbit (“MEO”) satellite (“F2”), ten additional MEO satellites in various stages of completion, related ground station equipment, and the right to use certain radio frequencies (collectively, “MEO Assets”). On April 6, 2011, the Company entered into a purchase and sale agreement (the “J&J Agreement”), pursuant to which the Company agreed to sell certain MEO Assets to Jay & Jayendra (Pty) Ltd, a South African corporation or its designated affiliate (collectively, the “J&J Group”). The sale was not consummated, and on November 1, 2011, the J&J Agreement expired in accordance with its terms (see Note 12). Notwithstanding the expiration, J&J Group is obligated to reimburse the Company for certain operation and maintenance costs incurred from January 14, 2011 through October 31, 2011. The J&J Group has not fulfilled its obligation to reimburse the Company for such costs and instead has alleged that the Company breached the J&J Agreement. Conversely, the Company has alleged that J&J Group breached the J&J Agreement, and the Company is pursuing its claims against J&J Group in an arbitration proceeding in London (see Note 7).

In early February 2012, the Company signed an agreement pursuant to which the Company agreed to sell all of its remaining MEO Assets other than F2. While we continue our efforts to sell F2, the Company implemented measures to decommission F2 with the expectation that the decommissioning or sale will be complete by the end of June (see Note 15). The sale of the MEO Assets and the sale or decommissioning of F2 will trigger in excess of $2 billion in tax losses which we believe can be carried forward to offset taxable income in certain circumstances for up to 20 years.

DBSD Chapter 11 Filing—On May 15, 2009, DBSD filed for bankruptcy protection under Chapter 11 of Title 11 of the United States Bankruptcy Code (“Chapter 11 Case”) in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”). Due to the Chapter 11 Case, the Company does not have control or significant influence over the operating decisions of DBSD, and is not expected to regain control or significant influence over DBSD. Therefore, the Company deconsolidated DBSD from its financial operating results effective May 15, 2009, and accounted for its investment in DBSD as a cost method investment until disposition of its interest in DBSD to DISH Network in March 2011. As a result of this disposition, the Company no longer carries a cost method investment in DBSD on its consolidated balance sheet. See Notes 3 and 4 for a discussion of the deconsolidation and the Company’s accounting for its cost method investment in DBSD at December 31, 2010.

2. Acquisitions

Ovidian Group—On June 17, 2011, the Company acquired all of the membership interests of Ovidian Group by (i) paying cash consideration of $6.0 million, (ii) issuing 3,000,000 shares of its Class A common stock that were valued based on the closing stock price on June 17, 2011 of $2.81 per share, and (iii) agreeing to a tax indemnification in an amount up to $0.5 million. Of the consideration paid by the Company, $2.5 million of the cash consideration and 360,000 shares of Class A common stock were distributed directly to the selling members of Ovidian Group. The remaining $3.5 million of cash and 2,640,000 shares were placed into escrow to be distributed over twelve (12) consecutive quarters, subject to certain post-closing adjustments. A portion of the cash and shares placed in escrow is subject to continued employment and will be recognized as compensation expense in post combination financial statements. The future compensation payments will be earned by present key employees from the date of acquisition through July 1, 2014. The anticipated compensation is being expensed at a rate of $0.8 million per quarter beginning with the quarter ended September 30, 2011, subject to certain forfeiture provisions.

The Company also granted the selling members stock options and stock appreciation rights in connection with their employment effective June 17, 2011 (see Note 8).

Acquisition-related costs, including advisory, legal, accounting, valuation and other costs associated with the acquisition of the Ovidian Group were approximately $0.2 million.

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

As noted above, the Company also recognized $1.1 million in goodwill from the acquisition. The goodwill primarily consists of the benefit of acquiring expertise in the IP business as well as the benefit from gaining access to a sizable professional community that can potentially increase the Company’s effectiveness in attracting IP clients. The goodwill recognized is expected to be deductible for income tax purposes.

ContentGuard—On October 31, 2011, the Company purchased 90.1% of the outstanding capital stock of ContentGuard for aggregate consideration of $90.1 million, all paid in cash. ContentGuard has been an inventor and developer of DRM and content distribution technologies that facilitate the creation of products and security solutions that guard against unauthorized duplication and use of digital content. ContentGuard’s intellectual property portfolio contains more than 260 issued patents and over 160 pending patent applications worldwide. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs associated with the acquisition of ContentGuard were approximately $0.6 million.

The following table summarizes the allocation of the $90.1 million of cash paid for ContentGuard based on estimated fair values of the assets acquired and the liabilities assumed at October 31, 2011 (in thousands):

Tangible assets acquired and liabilities assumed:
Cash	$6,849
Other current and noncurrent assets	213
Property in service	38
Accounts payable, accrued expenses and other current liabilities	(4,585)
Other noncurrent liabilities	(482)

Net tangible assets acquired	2,033
Identifiable intangible assets	117,399
Goodwill	20,944
Deferred tax liability, net	(42,257)

Fair value of assets acquired	98,119
Fair value of noncontrolling interest	(8,019)

Total purchase price	$90,100

The estimated fair value (in thousands) of the intangible assets acquired and their respective weighted average lives (in years) are as follows:

	Estimated fair value	Weighted average life
Patents	$108,764	11
Customer relationships	4,420	10
Trade name	4,215	indefinite

Total	$117,399

These fair values were based on estimates as of the closing date of the acquisition. The Company used the income approach to value all of the intangible assets. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 measurements under ASC 820. Under the income approach, fair value is estimated based upon the present value of cash flows that the applicable asset is expected to generate. The values of certain assets acquired are based on valuations that are subject to adjustment as additional information on management’s estimates and assumptions are obtained and the valuations are finalized. Future adjustments may modify the purchase accounting during the measurement period which is not to exceed one year from the acquisition date.

For tax purposes, since the acquisition of ContentGuard occurred as a result of a stock purchase, the assets and liabilities of ContentGuard retain their historical basis and are not adjusted for purchase accounting. As a result, the intangible assets and related goodwill have no tax basis and, therefore, no corresponding deduction in future tax returns. Pursuant to Financial Accounting Standards Board Accounting Standards Codification 740, Accounting for Income Taxes, (“ASC 740”), the Company established a deferred tax liability associated with these non-tax deductible assets, excluding goodwill.

The acquisition of ContentGuard represents an opportunity to partner with Time Warner, a leader in the production of media and entertainment content, to gain control of ContentGuard’s intellectual property portfolio. Inventions represented by ContentGuard’s foundational patents guard against unauthorized duplication and use of digital content that is transferred from a source to one or more devices, such as mobile phones, tablets, set top boxes, e-readers, game consoles, DVD players, personal computers and televisions. ContentGuard’s current licensees include Casio Hitachi Mobile Communications, LG Electronics, Microsoft Corporation, Nokia, Panasonic, Sharp, Sony, Toshiba, Technicolor, S.A., Time Warner, Inc. and Xerox Corporation. These factors contributed to a purchase price resulting in the recognition of goodwill. The goodwill recognized is not deductible for income tax purposes.

With the acquisition of ContentGuard, the Company expects to generate revenue related to IP licensing agreements. The Company’s revenue recognition policy for licensing agreements is to recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) all material obligations have been substantially performed pursuant to the terms of the arrangement, (iii) amounts are fixed or determinable, and (iv) collectability is reasonably assured. ContentGuard has historically received payment of license revenues at the time of execution of a license agreement and, as there are no material post-signing obligations with respect to most of these license agreements, revenue related to these agreements under the Company’s revenue recognition policy will generally be recorded when the license agreements are executed.

Selected Financial Information—The Company’s consolidated financial statements for fiscal 2011 include the results of Ovidian Group and ContentGuard from their respective dates of acquisition through December 31, 2011 as follows (in thousands):

	Ovidian Group	ContentGuard
Revenue	$2,637	$—
General and administrative expenses	3,525	774
Amortization of intangibles	264	1,722
Net loss	(1,152)	(2,496)

Unaudited Pro Forma Combined Financial Information—For comparability purposes, the following table presents the Company’s unaudited pro forma revenue and earnings for the years ended December 31, 2011 and 2010 had the Ovidian Group and ContentGuard acquisitions occurred on January 1, 2010 (in thousands, except per share amounts):

	Year ended December 31,
	2011(1)	2010
Revenue	$4,656	$28,170
Net income	268,821	1,654
Net income attributable to Pendrell	269,872	1,144
Basic income per share attributable to Pendrell	1.06	n/a	(2)
Diluted income per share attributable to Pendrell	1.04	n/a	(2)

(1)	The Company’s historical results for the year ended December 31, 2011 include a $40.7 million income tax benefit, primarily related to the release of a portion of the Company’s deferred tax valuation allowance as a result of the establishment of deferred tax liabilities in connection with the ContentGuard acquisition (see Note 9). As this income tax benefit is non-recurring in nature and is directly related to the acquisition of ContentGuard, the Company has excluded it from its presentation of pro forma net income.
(2)	Amount calculated is less than one cent.

3. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation—The consolidated financial statements of the Company include its results of operations for the years ended December 31, 2011, 2010 and 2009, and include all of the assets, liabilities and results of operations of the Company and its subsidiaries, excluding the assets, liabilities and results of operations of DBSD subsequent to the deconsolidation of DBSD effective May 15, 2009 (see Note 4). All intercompany transactions and balances have been eliminated in consolidation. All information in these financial statements is in U.S. dollars. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Segment Information—The Company operates in and reports on one segment (IP management) based upon the provisions of ASC 280, Segment Reporting.

Use of Estimates—The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of December 31, 2011, significant estimates were used when accounting for goodwill and intangible assets associated with the acquisition of the Ovidian Group and ContentGuard, income taxes, contingencies, stock-based compensation awards and foreign currency transactions. As of December 31, 2010, significant estimates were used when accounting for the Company’s investment in DBSD, income taxes, contingencies, stock-based compensation awards and foreign currency transactions. Actual results could differ from those estimates. Estimates are evaluated on an ongoing basis.

Cash and Cash Equivalents—Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities from the date of purchase of 90 days or less. Cash and cash equivalents are comprised of the following (in thousands):

	December 31,
	2011	2010
Cash	$35,264	$15,928
Money market funds	195,113	4,843

	$230,377	$20,771

As of December 31, 2011, cash and cash equivalents included in cash and money market funds above reflect the receipt of approximately $315 million from DISH Network pursuant to the terms of the Implementation Agreement, less cash utilized by the Company for its purchases of the Ovidian Group and ContentGuard in June 2011 and October 2011, respectively (see Note 2).

The fair value of money market funds at December 31, 2011 and 2010 was classified as Level 1 under ASC 820 as amounts were based on quoted prices available in active markets for identical investments as of the reporting date.

Receivable from DISH Network Associated with Disposition of Assets—On March 15, 2011, the Company entered into an Implementation Agreement with DISH Network, under which DISH Network agreed to pay the Company approximately $325 million for its support of the DISH Plan, certain spectrum priority rights, the delivery of any distributions to the Company from DBSD, and the DISH Option (see Note 13). On March 21, 2011 and April 26, 2011, the Company received payments from DISH Network of approximately $35 million and $280 million, respectively, pursuant to the Implementation Agreement. As of December 31, 2011, the Company has recorded a receivable from DISH Network of $10 million associated with the remaining amount due under the Implementation Agreement. The final payment of $10 million from DISH Network is due at the earlier of (i) five days after DBSD’s emergence from its pending Chapter 11 bankruptcy proceeding, or (ii) five days after termination of DISH Network’s amended investment agreement with DBSD. DBSD emerged from Chapter 11 bankruptcy proceedings on March 9, 2012 and the Company anticipates receiving the remaining $10 million from DISH Network within five days of emergence.

Prepaid Expenses and Other Current Assets—As of December 31, 2011, prepaid expenses and other current assets consist primarily of prepaid compensation resulting from the acquisition of Ovidian Group (see Note 2), a receivable due from J&J Group for reimbursement of ongoing operating expenses related to the Company’s MEO Assets and a corresponding full reserve against the receivable as a result of the J&J Group’s failure to fulfill its obligation to reimburse the Company (see Notes 7 and 12), prepayments related to rent and security deposits associated with certain of the Company’s leased facilities, prepaid satellite operating costs and prepaid director and officer’s insurance. As of December 31, 2010, prepaid expenses and other current assets consist primarily of prepayments related to rent and security deposits associated with certain of the Company’s leased facilities, prepaid satellite operating costs and prepaid director and officer’s insurance.

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

Other Assets—As of December 31, 2011 and 2010, other assets consist primarily of long-term security deposits associated with the Company’s leased facilities.

Investment in DBSD—Under ASC 810, Consolidation (“ASC 810”), consolidation of a majority-owned subsidiary is precluded when control, either directly or indirectly, does not rest with the majority voting interest of an entity. Bankruptcy represents a condition which can preclude consolidation or equity method accounting as control rests with a bankruptcy court, rather than the majority owner. As described in Note 1, DBSD filed for bankruptcy protection on May 15, 2009. Accordingly, the Company deconsolidated DBSD as of that date, and excludes the results of DBSD’s operations from the Company’s operations beginning May 15, 2009. As the Company was not expected to maintain its majority ownership interest in DBSD under any plan of reorganization, nor was the Company expected to regain significant influence or control of DBSD under any plan of reorganization, the Company was accounting for its remaining investment in DBSD as a cost method investment, and determined the fair value of its investment in DBSD based on the guidance in ASC 820.

On March 21, 2011, the Company sold substantially all of its interest in DBSD, as well as a contingent interest in the Company’s MEO Assets, to DISH Network in exchange for approximately $325 million. Accordingly, the Company no longer carries a cost method investment in DBSD on its consolidated balance sheet (see Note 4).

Business Combinations—The Company accounts for business combinations using the acquisition method and, accordingly, the identifiable assets acquired and liabilities assumed are recorded at their acquisition date fair values. This valuation requires management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets. Critical estimates in valuing intangible assets include but are not limited to estimates about: future expected cash flows from customers, proprietary technology, the acquired company’s brand awareness and market position and discount rates. The estimates are based upon assumptions the Company believes to be reasonable, but which are inherently uncertain and unpredictable. Goodwill is calculated as the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date (see Note 2).

Goodwill, Patents and Intangible Assets—The Company evaluates goodwill and indefinite-lived intangible assets at least annually in the fourth quarter to determine whether there has been an impairment of the value of these assets and evaluates impairment whenever events or changes in circumstances indicate that the carrying amount of the Company’s assets might not be recoverable. The Company amortizes patents and definite-lived intangible assets over their expected useful lives, and when events or circumstances indicate that the carrying amount of a long-lived asset or asset group may not be recoverable, the Company performs a test to determine whether the carrying amount of the asset or asset group tested is not recoverable and its carrying amount exceeds its fair value. Any impairment losses relating to goodwill or other intangible assets are recognized in the consolidated statement of operations (see Note 5).

Fair Value of Financial Instruments—As of December 31, 2011, the Company’s financial instruments include its cash and cash equivalents, receivable from DISH Network associated with disposition of assets, accounts payable and certain other assets and liabilities. As of December 31, 2010, the Company’s financial instruments include its cash and cash equivalents, investment in DBSD, accounts payable and certain other assets and liabilities. The Company determines the fair value of its financial instruments based on the hierarchy established by ASC 820. Refer to Note 4 for a discussion regarding the fair value of the Company’s investment in DBSD as of December 31, 2010. The carrying amounts of the Company’s other financial instruments are reasonable estimates of their fair values because they are equivalent to cash or due to their short-term nature.

Accumulated Other Comprehensive Loss—As of December 31, 2011 and 2010, the Company’s accumulated other comprehensive loss consisted of cumulative translation adjustments of $11.7 million and $13.1 million, respectively.

Revenue Recognition—During 2011, revenue is entirely comprised of fees paid for consulting services provided by Ovidian Group. Revenue is recognized and billed when the Company’s professionals deliver consulting services. In general, the Company recognizes revenue related to its consulting services when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the customer, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

Contract Settlements—With respect to disputed contracts related to the ground infrastructure for the Company’s MEO satellite system, the Company continues to record expenses according to its contractual obligation until such contract is terminated. Upon termination, and prior to settlement, the Company continues to accrue estimated late payment fees and interest expense, as applicable. Upon reaching settlement, whereby the other party’s claims are legally released, the Company extinguishes its recorded liability, resulting in the recognition of a gain or loss on contract settlement.

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

Research and Development Costs—Research and development costs in 2009 consisted of third-party engineering, consulting and development costs incurred associated with technology being considered for use in the DBSD MSS/ATC System through May 15, 2009, as well as costs associated with an evaluation of the usability of the Company’s MEO satellite system, and were expensed as incurred.

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

For the years ended December 31, 2011, 2010 and 2009, gains (losses) on intercompany foreign currency transactions of $(2.1) million, $(0.9) million and $9.7 million, respectively, have been excluded from net income (loss) and reported as a component of accumulated other comprehensive income (loss) due to their long-term investment nature.

The Company recognizes applicable cumulative translation adjustments as a component of other operating income (loss) in the period in which a subsidiary is substantially liquidated. For the year ended December 31, 2010, the Company recognized a net gain of $2.5 million resulting from the substantial liquidation of certain subsidiaries. For the years ended December 31, 2011 and 2009, there were no gains or losses resulting from the liquidation of subsidiaries.

Income Taxes—The Company accounts for income taxes using the asset and liability method under ASC 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded when it is more likely than not that the assets will not be realized. The Company’s policy is to recognize interest and/or penalties related to unrecognized tax benefits as income tax expense. The Company accounts for its uncertain tax positions in accordance with ASC 740.

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

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except share and per share data):

	Year ended December 31,
	2011	2010	2009
Net income (loss) attributable to Pendrell	$318,860	$(2,684)	$195,478

Weighted average common shares outstanding	257,037,366	245,312,193	208,169,858
Less: weighted average unvested restricted stock awards	(3,276,408)	(1,832,171)	(261,053)

Shares used for computation of basic income (loss) per share(1)	253,760,958	243,480,021	207,908,805
Add back: weighted average unvested restricted stock awards	3,276,408	—	261,053
Add back: dilutive stock options and stock appreciation rights	2,029,732	—	—

Shares used for computation of diluted income (loss) per share(1)	259,067,098	243,480,021	208,169,858

Basic income (loss) per share attributable to Pendrell	$1.26	$(0.01)	$0.94

Diluted income (loss) per share attributable to Pendrell	$1.23	$(0.01)	$0.94

(3)	The effect of certain stock options, stock appreciation rights and warrants were anti-dilutive, and they were not included in the calculation of diluted income (loss) per share. Anti-dilutive stock options, stock appreciation rights and warrants totaled 12,165,268, 17,876,183 and 17,149,558 for the years ended December 31, 2011, 2010 and 2009, respectively.

New Accounting Pronouncements—In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance Update No. 2011-08, Testing Goodwill for Impairment (“Update No. 2011-08”). Update No. 2011-08 provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that it is unlikely that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required. Update No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company chose to early adopt this statement which did not have a material impact on its financial position, results of operations or cash flows (see Note 5).

In May 2011, the FASB issued Update No. 2011-05, Comprehensive Income (“Update No. 2011-05”). Update No. 2011-05 requires in the presentation on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. Update No. 2011-05 is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued an amendment to the accounting guidance on the presentation of other comprehensive income which deferred the effective date for the provisions pertaining to reclassification adjustments. Early adoption is permitted. The adoption of this statement is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

4. Investment in DBSD

In March 2011, the Company agreed to sell to DISH Network its equity interest in DBSD together with certain other assets, and enter into various agreements with DISH Network in exchange for the payment of approximately $325 million (see Note 13). On March 21, 2011 and April 26, 2011, the Company received proceeds of approximately $35 million and $280 million, respectively, from DISH Network pursuant to the terms of the Implementation Agreement between the parties, and the final payment of $10 million is due from DISH Network at the earlier of (a) five days after DBSD’s emergence from its pending Chapter 11 bankruptcy proceeding, or (b) five days after termination of DISH Network’s amended investment agreement with DBSD. DBSD emerged from bankruptcy on March 9, 2012, and the Company anticipates receiving the final $10 million payment from DISH Network within five days of emergence. As a result of these events, the Company no longer carries a cost method investment in DBSD on its consolidated balance sheet.

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

5. Goodwill, Patents and Purchased Intangibles

Goodwill is separately disclosed from other intangible assets on the consolidated balance sheet and results from the Company’s acquisition of the Ovidian Group on June 17, 2011 and ContentGuard on October 31, 2011 (see Note 2).

The Company tests goodwill for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. In September 2011, the FASB issued guidance that simplified how entities test for goodwill impairment. This guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. The Company early adopted this guidance for its annual goodwill impairment test that was conducted in the fourth quarter. In performing the 2011 goodwill impairment test, the Company assessed the relevant qualitative factors and concluded that it is more likely than not that the fair value of its reporting units is greater than their carrying amount. After reaching this conclusion, no further testing was performed. The qualitative factors considered included, but were not limited to, general economic conditions, its outlook for intellectual property investment and management consulting activity, and its recent and forecasted financial performance. The Company has determined that no impairments related to goodwill existed as of December 31, 2011.

The Company has determined that purchased trade names for both the Ovidian Group and ContentGuard have indefinite lives as the Company expects to generate cash flows related to this asset indefinitely. Consequently, the trade names are not amortized, but are reviewed for impairment annually or sooner. The Company has determined that no impairments related to indefinite-lived intangible assets existed as of December 31, 2011.

Intangible assets with finite useful lives consist of patents, customer relationships and trade secrets which are amortized on a straight-line basis over the expected period of benefit which range from six to twelve years. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company has determined that no impairments related to finite-lived intangible assets existed as of December 31, 2011.

The following table presents details of the Company’s total purchased intangible assets as of December 31, 2011 (in thousands):

	Weighted Average Lives	Gross Value	Accumulated Amortization	Impairment	Net Value
Patents	11 years	$108,764	$(1,648)	—	$107,116
Customer relationships	9 years	6,615	(257)	—	6,358
Trade names	n/a	4,812	—	—	4,812
Trade secrets	12 years	1,940	(81)	—	1,859

		$122,131	$(1,986)	—	$120,145

The Company recorded amortization expense related to purchased intangibles of $2.0 million for the year ended December 31, 2011, which is included in amortization of intangibles in the consolidated statements of operations.

The estimated future amortization expense of purchased intangible assets as of December 31, 2011 is as follows (in thousands):

Year ending December 31,	Amount
2012	$10,857
2013	10,857
2014	10,857
2015	10,857
2016	10,857
Thereafter	61,048

Total	$115,333

6. Gateway Agreements and Contract Settlements

As part of the ground infrastructure for its MEO satellite system, the Company established gateway sites in eleven countries throughout the world. Prior to 2000, the Company entered into agreements with certain vendors (“Gateway Operators”) that owned and operated ten of the Company’s eleven gateway sites. One gateway site is owned by the Company. Certain of the agreements with the Gateway Operators required the repayment of certain up-front infrastructure costs incurred on behalf of certain subsidiaries of the Company, plus interest, ranging from 8.5% to 20% per annum.

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

In March 2011, the Company agreed to purchase a claim held by Deutsche Telekom AG (“DT”), its German Gateway Operator. Accordingly, the Company reduced its estimated gateway liability by approximately $4.7 million as of March 31, 2011, and recorded a gain associated with contract settlement of $4.7 million in its consolidated statement of operations during the first quarter of 2011.

The Company does not anticipate its gateway obligations to require significant cash payments during the next twelve months.

The following table sets forth a summary of the transactions with the Company’s various Gateway Operators (in thousands):

	Year ended December 31,
	2011	2010	2009
Total gateway liability, beginning of period	$50,448	$58,465	$49,966
Expense recognized under operating agreements	624	1,087	1,960
Interest expense related to infrastructure agreements	4,552	4,282	3,699
Payments made to Gateway Operators	(335)	(512)	(1,009)
Gain associated with gateway contract settlement	(4,735)	(15,666)	—
Purchase of DT claim by Company	(750)	—	—
Effect of changes in foreign currency exchange rates	(297)	2,792	3,849

Total gateway liability, end of period	$49,507	$50,448	$58,465

The following table summarizes the Company’s total gateway liability with its Gateway Operators and is included in the following line items on the consolidated balance sheets (in thousands):

	December 31,
	2011	2010
Accrued expenses	$6,519	$11,741
Accrued interest	28,092	23,759
Capital lease obligations	14,896	14,948

	$49,507	$50,448

7. Commitments and Contingencies

Satellite System Operating Commitments—The Company has an agreement with Intelsat, Ltd. (“Intelsat”) to provide satellite operational services to support the telemetry, tracking and control (“TT&C”) system of F2. Under this agreement, the Company is obligated to pay Intelsat a recurring, monthly fee associated with TT&C and other satellite support services. In addition to this agreement, the Company has commitments for operational services related to its MEO satellite system. As of December 31, 2011, the Company had satellite system operating commitments of approximately $1.5 million related to its MEO satellite system, all of which are payable in 2012. Pursuant to the J&J Agreement, the J&J Group agreed to reimburse the Company for these expenses, as well as other expenses directly related to the Company’s MEO Assets that are incurred from January 14, 2011 through October 31, 2011. However, the J&J Group has not fulfilled its obligation to reimburse the Company pursuant to the J&J Agreement and instead has alleged that the Company breached the J&J Agreement. Conversely, the Company has alleged that J&J Group breached the J&J Agreement, and is pursuing its claims against J&J Group in an arbitration proceeding in London.

Lease and Operating Commitments—Under agreements with its Gateway Operators, the Company is required to repay certain up-front capital asset costs incurred by the Gateway Operators in establishing the initial infrastructure for the gateways. The Company continues to have lease commitments under certain of these agreements (see Note 6), but the Company is not fulfilling these commitments.

The Company leases office space, a storage facility for its incomplete and unlaunched MEO satellites and certain support equipment under noncancellable rental agreements accounted for as operating leases. In addition, DBSD has lease commitments for terrestrial network sites, which were included in the Company’s operating results up until deconsolidation of DBSD on May 15, 2009. Total rental expense under operating leases for the years ended December 31, 2011, 2010 and 2009 was approximately $0.8 million, $0.7 million and $0.8 million, respectively, and is included in general and administrative expenses in the Company’s consolidated statements of operations. Rental expense under operating leases is reflected net of related party expenses allocated between the Company and DBSD prior to June 30, 2011 (see Note 11). Additionally, pursuant to the J&J Agreement, the Company is to be reimbursed for a portion of these rental expenses with retroactive effect to January 14, 2011 (see J&J Arbitration under Litigation below).

As of December 31, 2011, future minimum payments under the Company’s lease agreements were as follows (in thousands):

	Gateway infrastructure agreements	Operating leases(1)
2012	$21,967	$1,287
2013	—	657
2014	—	495
2015	—	348
2016		333
Thereafter	—	892

Total minimum payments	21,967	$4,012

Less amount representing interest	(7,071)

Present value of capital lease payments	14,896
Less: current portion of capital leases	(14,896)

Capital lease obligations, less current portion	$—

(1)	The Company’s operating lease obligations include approximately $0.7 million in 2012 and $0.1 million in 2013 of obligations related to storing and maintaining its MEO Assets other than F2. In early 2012, the Company signed an agreement to sell its remaining MEO Assets other than F2 and, in connection with the signing of the agreement, the purchaser has assumed all ongoing costs of storing and maintaining the MEO Assets (see Note 15).

There were no assets recorded on the Company’s consolidated balance sheets that related to capital leases as of December 31, 2011 and 2010 due to the write down of assets in prior years associated with the Company’s gateway infrastructure agreements.

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

In March 2009, BSSI and Boeing appealed the trial court judgment to the California Court of Appeal. In order to stay enforcement of the judgment, Boeing posted a bond in the approximate amount of $904.0 million. In response, the Company cross-appealed the trial court’s decisions to overturn the jury’s award of additional compensatory and punitive damages on its satellite pricing fraud claim against BSSI. Briefing was completed in the summer of 2011, and the Court of Appeal conducted the second of two oral arguments on January 25, 2012, at which time the case was submitted for decision. The Company expects a decision by late April 2012.

Following the issuance of the Court of Appeal decision, any party that does not fully prevail at the Court of Appeal may seek reconsideration by the Court of Appeal or request further appeal to the California Supreme Court. The Court of Appeal is not required to grant a request for reconsideration, nor is the California Supreme Court required to grant further appeal. The Company cannot predict the timing or outcome of the appeal process.

Through December 31, 2011, the Company has incurred costs of approximately $21.0 million to prosecute and defend the BSSI Litigation, and may incur additional consulting and legal fees if further appeal is pursued with the California Supreme Court or the United States Supreme Court. When the judgment becomes non-appealable, or when the Company settles its claims with BSSI and Boeing, the Company will be obligated to pay its trial lawyers an additional fee equal to 3% of any recovery up to $250.0 million, and 5% of any recovery in excess of $250.0 million, less certain costs and fees advanced to counsel by the Company during the course of the BSSI Litigation.

J&J Arbitration—The Company has asserted claims in arbitration in London against J&J Group to recover approximately $2.7 million in costs that J&J Group was required to reimburse the Company pursuant to the J&J Agreement.

8. Stockholders’ Equity (Deficiency in Assets)

Common Stock—The Company’s Restated Certificate of Incorporation authorizes two classes of common stock, Class A and Class B. The rights of the holders of shares of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Holders of shares of Class A common stock are entitled to one vote per share. Holders of shares of Class B common stock are entitled to ten votes per share. The Class B common stock is convertible at any time at the option of its holder into shares of Class A common stock. Each share of Class B common stock is convertible into one share of Class A common stock. Additionally, subject to certain exceptions, shares of Class B common stock will automatically convert into shares of Class A common stock if the shares of Class B common stock are sold or transferred. Class A common stock is not convertible. Eagle River Satellite Holdings, LLC, the Company’s controlling stockholder, together with its affiliates Eagle River Investments, Eagle River, Inc. and Eagle River Partners, LLC holds an economic interest of approximately 32.8% and a voting interest of approximately 65.2% in the Company as of December 31, 2011.

Stock Incentive Plan—The 2000 Stock Incentive Plan as Amended and Restated Effective June 15, 2007 (“Stock Plan”) was initially adopted following stockholder approval on May 10, 2000 and was subsequently amended and restated on August 9, 2000, November 17, 2005 and June 15, 2007. The Stock Plan authorizes the grant of incentive stock options, as well as other stock awards, to Company employees, board members and consultants.

Under the Stock Plan, stock options generally vest and become exercisable over a four year period, with 25% vesting after one year and 1/48th vesting each month thereafter. Stock options generally expire 10 years after the date of grant or up to three months after termination of employment, whichever occurs earlier.

The Company’s Board of Directors has authorized a total of 20 million shares of its common stock for the issuance of stock options and stock awards under the Stock Plan, subject to adjustments for changes in the Company’s capital structure. As of December 31, 2011, 898,096 shares were reserved and remain available for grant.

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

The Company estimates its forfeiture rate for stock options, stock appreciation rights and restricted stock awards based on the Company’s historical rate of forfeitures due to terminations and expectations for forfeitures in the future. Effective July 1, 2011, the Company determined that DBSD was no longer a related corporation under the Stock Plan. As a direct result of DBSD no longer being deemed a related corporation to the Company under the Stock Plan, the Company decreased its estimated forfeiture rate from 40% to 5% during the third quarter of 2011.

For the years ended December 31, 2011, 2010 and 2009, the Company recognized non-cash stock-based compensation expense of $5.4 million, $1.8 million and $5.1 million, respectively. Stock-based compensation expense is included in general and administrative expenses in the Company’s consolidated statements of operations.

At December 31, 2011, the balance of stock-based compensation cost to be expensed in future years related to unvested share-based awards, as adjusted for expected forfeitures, is as follows (in thousands):

2012	$4,312
2013	3,553
2014	2,894
2015	1,548
2016 and thereafter	1,193

$13,500

The weighted average period over which the unearned stock-based compensation expense is expected to be recognized is approximately 2.0 years.

Stock Options and Stock Appreciation Rights—The Company has granted stock options and stock appreciation rights to employees, directors and consultants in connection with their service to the Company and DBSD. For the years ended December 31, 2011, 2010 and 2009, the Company recognized non-cash stock-based compensation expense of $3.4 million, $1.4 million and $4.8 million, respectively, related to its stock options and stock appreciation rights.

The weighted average fair value of stock options and stock appreciation rights granted during the years ended December 31, 2011, 2010 and 2009 was estimated using the Black-Scholes Model with the following assumptions:

	Year ended December 31,
	2011	2010	2009
Weighted average expected volatility	83%	120%	122%
Weighted average risk-free interest rate	2.1%	2.8%	3.0%
Expected dividend yield	0%	0%	0%
Weighted average expected term in years	6.3	6.3	6.4
Weighted average estimated fair value per option granted	$1.80	$1.14	$0.71

In prior periods, the expected stock price volatility rate was based on the Company’s historical stock price. In the third quarter of 2011, the Company modified the expected stock price volatility rate to a blend of the Company’s historical stock price volatility and a peer historical volatility, which the Company believes is in line with its change in business direction and is more reflective of the Company’s expected future volatility. The risk-free interest rate is based upon U.S. Treasury bond interest rates appropriate for the term of the Company’s employee stock options and stock appreciation rights. The expected dividend yield is based on the Company’s history and expectation of dividend payments. The expected term has been estimated using the simplified method as described in ASC 718 which permit entities, under certain circumstances, to continue to use the simplified method in developing estimates of the expected term of “plain-vanilla” share options and stock appreciation rights beyond December 31, 2007.

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

As discussed above, effective July 1, 2011, the Company determined that DBSD was no longer a related corporation under the Stock Plan. In accordance with the Stock Plan, all options granted to DBSD employees expired three months thereafter, on October 1, 2011, except for certain options that were extended by the Company’s compensation committee in exchange for general releases from the DBSD employees who hold the extended options. The extensions affect options for 875,500 shares of Class A common stock with strike prices of $3.00 per share or less, for which the vesting and exercise period have been extended to the earlier of March 31, 2012 or ninety calendar days after DBSD emerges from bankruptcy. The result of the modification did not have a material impact on the consolidated statements of operations, although approximately 3,700,000 shares were returned to the Plan on October 1, 2011.

During the period from July 1 2011 through December 31, 2011, the Company granted options to certain employees, directors, a consultant and new hires to purchase 3,889,500 shares of its Class A common stock in connection with their continued or new employment with the Company. The grants were subject to availability of shares under the Stock Plan. As noted above, a significant number of outstanding options expired on October 1, 2011, returning a large number of shares to the Stock Plan, and thereby satisfying this condition.

The Company’s stock option and stock appreciation rights activity for the years ended December 31, 2011, 2010 and 2009 is summarized as follows:

	Number of options	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value(1) (in thousands)
Outstanding at December 31, 2008	14,861,073	$4.16
Granted	187,500	0.78
Cancelled or forfeited	(1,071,125)	3.28

Outstanding at December 31, 2009	13,977,448	4.18
Granted	2,840,000	1.30
Exercised	(47,500)	1.01
Forfeited	(2,065,875)	3.84

Outstanding at December 31, 2010	14,704,073	3.68
Granted	8,339,500	3.96
Exercised	(210,000)	1.08
Forfeited	(8,638,573)	4.74

Outstanding at December 31, 2011	14,195,000	$3.23	8.33	$5,521

Exercisable at December 31, 2011	3,583,500	$2.96	5.71	$2,052

Vested and expected to vest, December 31, 2011	22,767,899	$3.81	6.40	$5,899

(1)	Aggregate intrinsic value represents total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of 2011 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their stock options and stock appreciation rights on the last business day of the fiscal year.

The intrinsic value of stock options exercised during the year ended December 31, 2011 was $0.3 million. The total fair value of options which vested during the years ended December 31, 2011, 2010 and 2009 was approximately $1.5 million, $2.9 million and $3.1 million, respectively.

The following table summarizes significant ranges of outstanding and exercisable stock options and stock appreciation rights as of December 31, 2011:

	Outstanding stock options and stock appreciation rights			Exercisable stock options and stock appreciation rights
Range of exercise prices	Number of options/SARs	Weighted average exercise price	Weighted average remaining life (in years)	Number of options/SARs	Weighted average exercise price
$0.00—$4.00	10,555,000	$2.16	8.8	1,893,500	$1.61
$4.01—$4.25	1,195,000	4.24	4.1	1,195,000	4.24
$4.26—$5.90	495,000	5.05	3.9	495,000	5.05
$5.91—$10.92	1,950,000	7.95	9.5	—	—

	14,195,000	$3.23	8.3	3,583,500	$2.96

Restricted Stock Awards—The Company has granted restricted stock awards to employees and consultants in connection with their service to the Company and DBSD. For the years ended December 31, 2011, 2010 and 2009, the Company recognized non-cash stock-based compensation expense of $2.0 million, $0.4 million and $0.3 million, respectively, related to its restricted stock awards. The Company’s stock grants can be categorized as either service-based awards, performance-based awards, and/or market-based awards.

In the fourth quarter of 2007, the Company granted 580,000 shares of restricted Class A common stock to certain employees and consultants. The restricted stock awards contain performance and service conditions to encourage the attainment of key performance targets and retention of employees and consultants. Individual employees and consultants have different amounts of restricted stock awards allocated to the various performance conditions dependent on their responsibilities. The portion of restricted stock awards allocated to a particular performance condition vest 50% when that condition is achieved. After the performance condition is achieved, 25% of shares allocated to that condition vest one year after the performance condition is achieved and the remaining 25% of shares allocated to that condition vest two years after the performance condition is achieved. The total compensation cost associated with these restricted stock awards has been charged to expense over the requisite service periods. As of January 15, 2011, these restricted stock awards are fully vested and a total of 516,829 shares vested upon satisfaction of the respective performance and service conditions.

In February 2010, the Company granted 2,000,000 shares of its restricted Class A common stock to Mr. Wolff, of which 25% vested as a result of the Company’s receipt of financing that enabled the Company to use some of its net operating loss carry forwards (“NOLs”). An additional 25% will vest in connection with resolution of the BSSI Litigation, subject to an affirmative determination by the Board of Directors that the BSSI Litigation has been resolved. These performance-based restricted stock awards had a fair value on the date of grant of $1.2 million. Compensation expense associated with these stock awards is charged to expense over the longest requisite service period upon determination of the probability of the conditions being met. The remaining 50% of the restricted shares are service-based awards and lapse in four equal annual installments. These service-based restricted stock awards had a fair value on the date of grant of $1.2 million and the compensation expense associated with these stock awards is being charged to expense over the requisite service period ending January 1, 2014. As of December 31, 2011, 500,000 shares of the performance-based awards and 250,000 shares of the service-based awards had vested.

In March 2011, the Company granted 250,000 shares of its restricted Class A common stock to Mr. Salemme in connection with his appointment as Chief Strategy Officer of the Company which vest over a four year period. These restricted stock awards had a grant date fair value of $0.5 million and are being charged to expense over the requisite service period ending March 4, 2015.

During the period from July 1 2011 through December 31, 2011, the Company granted 3,020,000 shares of its restricted Class A common stock to certain employees and new hires in connection with their employment with the Company. These restricted stock awards contain performance, market, and/or service conditions to encourage the attainment of key performance targets, the retention of employees, and/or are dependent upon the Company’s average closing share price. For restricted stock awards with multiple conditions, generally 50% of the vesting is based on the Company’s financial performance and 50% of the vesting is based on the Company’s share price. If the targets are not achieved within seven years of the date of grant, the shares subject to the targets will be forfeited and if the performance or market target is achieved within one year of the grant, no vesting will occur until the first anniversary of the grant. The restricted stock awards had a grant date fair value of $7.9 million and shall vest upon satisfaction of meeting certain performance, market and/or service conditions. The grants were subject to availability of shares under the Stock Plan. As noted above, a significant number of outstanding options expired on October 1, 2011, returning a large number of shares to the Stock Plan, and thereby satisfying this condition.

The Company’s restricted stock award activity for the years ended December 31, 2011, 2010 and 2009 is summarized as follows:

	Number of restricted stock awards	Weighted average grant date fair value
Unvested—December 31, 2008	423,976	$3.64
Vested	(261,464)	3.15
Forfeited	(14,759)	4.18

Unvested—December 31, 2009	147,753	4.46
Granted	2,000,000	1.16
Vested	(103,512)	4.46
Forfeited	(35,473)	4.46

Unvested—December 31, 2010	2,008,768	1.17
Granted	3,382,574	2.56
Vested	(780,433)	1.23

Unvested—December 31, 2011	4,610,909	$2.18

Warrants—In connection with the initial financing of the Company upon emergence from bankruptcy, as well as the settlement of long-term debt, the Company issued warrants to purchase the Company’s Class A common stock. Each warrant contains provisions for the adjustment of the exercise price and the number of shares issuable upon the exercise of the warrant in the event of certain dilutive transactions. As of December 31, 2011, warrants to purchase a total of 3.2 million shares of the Company’s Class A common stock are outstanding, with an exercise price of $0.01 per share, and expire on December 12, 2012.

Tax Benefits Preservation Plan—In connection with the adoption of the Tax Benefits Preservation Plan (“Tax Benefits Plan”) as discussed in Note 9, the Board of Directors authorized and declared a dividend of one

Class A Right for each outstanding share of its Class A common stock and one Class B Right for each outstanding share of its Class B common stock outstanding at the close of business on February 8, 2010, the record date (collectively referred to herein as “Rights”). Upon the occurrence of certain events, each Class A Right entitles the registered holder to purchase from the Company one one-thousandth of a share (“Unit”) of its Series A Junior Participating Preferred Stock, par value $0.01 per share (“Series A Preferred”) and each Class B Right entitles the registered holder to purchase from the Company one Unit of its Series B Junior Participating Preferred Stock, par value $0.01 per share (“Series B Preferred”) in each case at a purchase price of $12.40 per Unit, subject to adjustment. The Rights will not be exercisable until the earlier of (i) ten business days after a public announcement that a person or group (an “Acquiring Person”) has acquired beneficial ownership of 4.9% or more of the Company’s then-outstanding securities without the approval of the Board of Directors (or such earlier date as the Board of Directors determines that a person or group has become an Acquiring Person) and (ii) ten business days after the commencement of a tender or exchange offer by a person or group for 4.9% of the Company’s securities (or such later date as determined by the Board of Directors). The Rights will expire on the earliest of: (i) January 29, 2020, (ii) the time at which the Rights are redeemed or exchanged pursuant to the Tax Benefits Plan, or (iii) the repeal of Section 382 of the Internal Revenue Code (“Section 382”) or any successor statute if the Board of Directors determines that the Tax Benefits Plan is no longer necessary for the preservation of certain tax benefits, including NOLs. After any person becomes an Acquiring Person, subject to terms and conditions of the Tax Benefits Plan, each holder of a Right, other than Rights beneficially owned by the Acquiring Person, will have the right to receive upon exercise of a Right and payment of the purchase price, that number of Units of Series A Preferred or shares of Class A common stock or Units of Series B Preferred or shares of Class B common stock, or cash, property, or other securities of the Company, subject to discretion by the Board of Directors, having a market value of two times the purchase price.

The exercise of the Rights was deemed not probable and no liability was provided for at the filing date of these financial statements.

9. Income Taxes

During 2011, the Company acquired ContentGuard in a stock purchase transaction (see Note 2). For tax purposes the assets and liabilities of ContentGuard retain their historical basis and are not adjusted for purchase accounting. As a result, the intangible assets and related goodwill recorded as a result of the acquisition have no tax basis and, therefore, no corresponding deduction in future tax returns. Pursuant to ASC 740, the Company established a deferred tax liability associated with these non-tax deductible assets, excluding goodwill.

As a result of recording the deferred tax liabilities of ContentGuard, the Company has determined that a portion of its deferred tax valuation allowance can be reduced. ASC 740 permits the utilization of scheduled reversals of deferred tax liabilities as a source of taxable income to support the realization of deferred tax assets, thereby allowing for the release of a portion of the Company’s deferred tax valuation allowance. Accordingly, the Company’s income tax benefit for the year ended December 31, 2011 includes $40.7 million related to the release of a portion of its valuation allowance.

The components of the Company’s consolidated income (loss) before income taxes for the years ended December 31, 2011, 2010 and 2009 consist of the following (in thousands):

	Year ended December 31,
	2011	2010	2009
Income (loss) before income taxes:
United States	$276,023	$(13,043)	$225,714
Foreign	(362)	9,572	(28,728)

	$275,661	$(3,471)	$196,986

The Company’s income tax expense (benefit) for the years ended December 31, 2011, 2010 and 2009 consists of the following (in thousands):

	Year ended December 31,
	2011	2010	2009
United States—deferred	$(40,684)	$—	$—
Foreign—current	(2,241)	(787)	1,508

	$(42,925)	$(787)	$1,508

A reconciliation of the federal statutory income tax rate of 34% to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2011	2010	2009
Statutory tax rate	34.00%	(34.00)%	34.00%
Permanent differences related to DBSD deconsolidation	—	—	(48.48)
Foreign tax benefit	(0.84)	(621.48)	0.73
Capital loss on liquidation of subsidiaries	—	(79.06)	—
Change in valuation allowance	(50.33)	708.50	14.43
Imputed interest	—	4.58	0.15
Other	1.60	(1.21)	(0.06)

Effective tax rate	(15.57)%	(22.67)%	0.77%

The significant components of the Company’s net deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2011	December 31, 2010
Deferred tax assets:
Net operating and capital losses	$31,781	$128,528
Impaired assets/basis differences	843,993	847,583
Capitalized costs	167,421	149,250
Accrued expenses and other	21,227	20,668

Total deferred tax assets	1,064,422	1,145,029
Valuation allowance	(1,001,626)	(1,130,544)

Net deferred tax assets	$62,796	$15,485

Deferred tax liabilities:
Intangibles	$(43,195)	$—
Investment in DBSD	(21,192)	(15,485)

Total deferred tax liabilities	$(64,387)	$(15,485)

Net deferred tax liabilities	$(1,591)	$—

At December 31, 2011, the Company had NOLs of approximately $68 million, which begin to expire in 2020. A capital loss carry forward of $8.1 million expires in 2015. Of the Company’s total NOLs, $46 million relate to a formerly non-controlled subsidiary. The NOLs associated with this subsidiary are subject to limitation under Section 382. The remaining NOLs could be subject to limitation under Section 382 if future stock offerings or equity transactions give rise to an ownership change as defined for purposes of Section 382. As of December 31, 2011, the Company also had California NOLs of $39 million which begin to expire in 2012 and

Virginia NOLs of $21 million, which begin to expire in 2020. NOLs in foreign jurisdictions amount to $14.0 million with no expiration date. As discussed below, the Board of Directors adopted a Tax Benefits Plan designed to preserve stockholder value and the value of certain tax assets primarily associated with NOLs under Section 382.

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

As of December 31, 2011, the Company’s liability for uncertain tax positions was $9.9 million, including $5.2 million in penalties and interest. As of December 31, 2010, the Company’s liability for uncertain tax positions was $13.0 million, including $7.1 million in penalties and interest. During the years ended December 31, 2011, 2010 and 2009, the Company recorded penalties and interest within its income tax (benefit) expense of $(1.2) million, $(0.6) million and $1.0 million, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2011	2010	2009
Total liability, beginning of period	$5,917	$5,909	$5,129
Additions for tax positions related to prior years	503	768	780
Reductions for expiration of statute of limitations	(1,734)	(760)	—

Total liability, end of period	$4,686	$5,917	$5,909

As of December 31, 2011, the Company had $4.7 million of tax contingencies which, if fully recognized, would decrease the Company’s effective tax rate. The Company estimates a reduction in its unrecognized tax benefits of approximately $0.5 million to occur within the next twelve months due to the expiration of the statute of limitations.

The Company and its subsidiaries file U.S. federal income tax returns and tax returns in various state and foreign jurisdictions. The Company is open to examination by U.S. federal tax jurisdictions for the years ended 2008-2011 and state jurisdictions for the years ended 2007-2011. The Company is also open to examination for the years ended 2000 and forward with respect to NOLs generated and carried forward from those years. The Company is open to examination by certain foreign jurisdictions for tax years 2001 forward.

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

The Board of Directors adopted the Tax Benefits Plan in an effort to help the Company preserve its ability to utilize fully its NOLs, to preserve potential future NOLs, and to thereby reduce potential future federal income tax obligations. As of December 31, 2011, the Company has existing NOLs of approximately $68 million. The Company may generate substantially larger NOLs if the Company when it sells or otherwise disposes of its MEO satellite assets (see Note 15). Under the Internal Revenue Code and related Treasury Regulations, the Company may “carry forward” these NOLs in certain circumstances to offset current and future income and thus reduce its federal income tax liability, subject to certain restrictions. To the extent that the NOLs do not otherwise become limited, the Company believes that it will be able to carry forward a significant amount of NOLs, and therefore the NOLs could be a substantial asset for the Company. However, if the Company experiences an “ownership change,” as defined in Section 382, the timing of usage and its ability to use the NOLs could be significantly limited.

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

10. Employee Benefits

The Company provides its eligible employees with medical and dental benefits, insurance arrangements to cover death in service, long-term disability and personal accident, as well as a defined contribution retirement plan. For the years ended December 31, 2011, 2010 and 2009, the expense related to contributions by the Company under the defined contribution retirement plan was $0.1 million, $0.1 million and $0.4 million, respectively. Expenses related to contributions by the Company under its defined contribution retirement plan is reflected net of related party expenses allocated between the Company and DBSD prior to June 30, 2011 (see Note 11).

11. Related Parties

The Company considers its related parties to be its principal shareholders and their affiliates, as well as DBSD which, for income tax purposes, is subject to consolidation until March 9, 2012, the date DBSD emerged from Chapter 11 bankruptcy proceedings.

Eagle River Satellite Holdings, LLC (“ERSH”), Eagle River Investments, Eagle River, Inc. and Eagle River Partners, LLC (“ERP”)—ERSH is the Company’s controlling stockholder. ERSH, together with its affiliates Eagle River Investments, Eagle River, Inc. and ERP (collectively, “Eagle River”) holds an economic interest of approximately 32.8% and a voting interest of approximately 65.2% in the Company as of December 31, 2011. In addition, Eagle River Investments holds warrants exercisable through December 12, 2012 to purchase an aggregate of three million shares of the Company’s Class A common stock at an exercise price of $0.01 per share.

Until its termination on July 11, 2011, the Company had an agreement with Eagle River, Inc. to provide advisory services to the Company (“Advisory Services Agreement”). This Advisory Services Agreement required (i) payment of an annual fee of $0.5 million in quarterly installments in stock or cash, at the Company’s option, and (ii) reimbursement of out-of-pocket expenses. The Company elected to make all quarterly payments in Class A common stock. During the year ended December 31, 2011, the Company issued 105,595 shares to Eagle River, Inc. as compensation for advisory services. The Company issued a total of 1,935,390 shares as consideration through termination of the agreement. As of December 31, 2010, the Company owed Eagle River, Inc. approximately $0.1 million for expense reimbursement pursuant to the Advisory Services Agreement, which was included in accrued expenses on the Company’s consolidated balance sheets. The Company and Eagle River, Inc. mutually agreed to terminate the Advisory Services Agreement effective as of July 11, 2011. The Company was not required to make any payments to Eagle River, Inc. as a result of the termination of the Advisory Services Agreement.

Effective December 15, 2010, the Company subleases from Eagle River, Inc. the office space for the Company’s headquarters in Kirkland, Washington. The sublease is a pass-through agreement, pursuant to which the Company pays rent to Eagle River, Inc. and reimburses costs and expenses to Eagle River, Inc. that Eagle River, Inc. pays to its third-party landlord. The sublease expires contemporaneously with the expiration of the underlying prime lease in July 2012. Total payments made to Eagle River, Inc. under this agreement during the year ended December 31, 2011 totaled $0.3 million. During the year ended December 31, 2011, the Company also paid $0.1 million to Eagle River, Inc. for the purchase of certain office furniture and equipment in the sub-leased space. No payments were made under these agreements for the years ended December 31, 2010 and 2009.

In March 2010, Eagle River purchased an additional 18,336,985 shares of the Company’s Class A common stock under the Company’s rights offering completed on March 9, 2010.

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

Effective July 5, 2011, the Company hired Robert G. Mechaley, Jr. to serve as the Company’s Chief Scientist. Mr. Mechaley was previously a vice president of Eagle River Partners, LLC, a position from which he resigned prior to engagement by the Company. Mr. Mechaley no longer receives compensation from Eagle River.

Davis Wright Tremaine—Mr. Wolff is the spouse of a partner at the law firm Davis Wright Tremaine LLP (“DWT”), which provides the Company with ongoing legal services. Total payments made to DWT for the years ended December 31, 2011, 2010 and 2009 were $0.3 million, $0.1 million and $0.4 million, respectively.

DBSD— As of December 31, 2010, the Company had net payables to affiliates of $1.3 million related to transactions arising with DBSD, including allocated employment-related costs and occupancy-related costs, and reimbursement of payments made to the Company by DBSD for their respective share of stock awards that ultimately failed to vest.

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

12. J&J Group Agreement

On April 6, 2011, the Company signed the J&J Agreement, under which the Company agreed to sell certain MEO Assets to the J&J Group. Closing of the purchase of MEO Assets by J&J Group was conditioned upon certain regulatory approvals and cooperation from various governmental agencies. Conditions were not satisfied by November 1, 2011, which was the outside date for satisfying the conditions. As a result, the J&J Agreement expired in accordance with its terms. Upon expiration, J&J Group was required to reimburse the Company for ongoing operating costs incurred from January 14, 2011 through October 31, 2011 which are directly related to the MEO Assets. The J&J Group has not fulfilled its obligation to reimburse such costs and instead has alleged that the Company breached the J&J Agreement. Conversely, the Company has alleged that J&J Group breached the J&J Agreement, and is pursuing claims against J&J Group in an arbitration proceeding in London. As of December 31, 2011, the Company has recorded a receivable of $2.7 million to reflect J&J Group’s reimbursement obligation and has established a corresponding reserve in the full amount of the receivable pending resolution of the dispute with the J&J Group.

13. DISH Agreement

On March 15, 2011, the Company entered into an Implementation Agreement with DISH Network, under which DISH Network agreed to pay the Company approximately $325 million for its support of the DISH Plan, certain spectrum priority rights, the delivery of any distributions to the Company from DBSD, and a contingent option to purchase certain MEO Assets (the “DISH Option”), all as more thoroughly described below. The Bankruptcy Court approved the Implementation Agreement on March 15, 2011. On June 30, 2011, the Bankruptcy Court approved the DISH Plan.

Pursuant to the terms of the Implementation Agreement, the Company agreed to (i) sell to DISH Network the Company’s priority spectrum rights vis-à-vis DBSD’s G1 satellite; (ii) provide DISH Network with a contingent call right on the Company’s equity interest in DBSD, exercisable in certain circumstances, subject to certain conditions, including regulatory approvals; (iii) pay over to DISH Network any distributions from DBSD or other benefits received by the Company in connection with a reorganization of DBSD; and (iv) grant DISH Network the DISH Option. In exchange for these rights and for rights provided to DISH Network under a Restructuring Support Agreement with DISH Network, dated March 15, 2011, DISH Network will pay the Company an aggregate of approximately $325 million, (i) $35 million of which was paid on March 21, 2011, (ii) approximately $280 million of which was paid on April 26, 2011, and (iii) $10 million of which is payable at the earlier of (a) five days after DBSD’s emergence from its pending Chapter 11 bankruptcy proceeding, or (b) five days after termination of DISH Network’s amended investment agreement with DBSD. DISH Network’s payment obligations under the Implementation Agreement are not subject to any further court action or approvals. DBSD emerged from Chapter 11 bankruptcy proceedings on March 9, 2012 and the Company anticipates receiving the remaining $10 million from DISH Network within five days of emergence.

The Company recognized a gain of approximately $301 million in the first quarter of 2011 associated with the disposition of its cost method investment in DBSD and other assets as a result of the agreements described above.

14. Quarterly Financial Data (Unaudited)

The following table contains selected unaudited statement of operations information for each quarter of the years ended December 31, 2011 and 2010. The quarterly financial data reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Unaudited quarterly results were as follows (in thousands, except per share data):

	Three months ended
	March 31,		June 30,		September 30,		December 31,
	2011	2010	2011	2010	2011	2010	2011	2010
Revenue	$—	$—	$195	$—	$1,083	$—	$1,359	$—
Net income (loss)	301,193	(4,645)	(2,218)	(3,803)	(8,179)	(6,238)	27,790	12,002
Net income (loss) attributable to Pendrell	301,193	(4,645)	(2,218)	(3,803)	(8,179)	(6,238)	28,064	12,002
Basic income (loss) per share attributable to Pendrell	$1.20	$(0.02)	$(0.01)	$(0.02)	$(0.03)	$(0.02)	$0.11	$0.05
Diluted income (loss) per share attributable to Pendrell	$1.18	$(0.02)	$(0.01)	$(0.02)	$(0.03)	$(0.02)	$0.11	$0.05

15. Subsequent Events

In January 2012, the Company sold 42 acres it owned in Itaborai, Brazil, on which certain gateway equipment for its MEO satellite system was located. The land was sold for approximately $5.8 million before selling costs. The land had a zero value on the Company’s balance sheet as it had been written off in prior years.

In February 2012, the Company signed an agreement to sell all of its remaining MEO Assets other than F2, the Company’s in-orbit MEO satellite. The MEO Assets currently have zero value on the Company’s balance sheet as they were also written off in prior years. In connection with the signing of the agreement, the purchaser has assumed all ongoing costs of storing and maintaining the MEO Assets. The Company anticipates a closing of the sale in the second quarter of 2012 and does not believe that the amount to be paid by the purchaser for the MEO Assets will be material.

While we continue our efforts to sell F2, in March 2012 the Company implemented measures to decommission F2 with the expectation that the decommissioning or sale will be complete by the end of June. The sale of the MEO Assets and the sale or decommissioning of F2 will trigger in excess of $2 billion in tax losses which we believe can be carried forward to offset taxable income in certain circumstances for up to 20 years.

On March 9, 2012, DBSD emerged from Chapter 11 bankruptcy proceedings. Pursuant to the terms of the Implementation Agreement, the Company anticipates receiving $10 million, together with reimbursement of certain bankruptcy-related costs to which we were entitled, from DISH Network within five days of emergence.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures as of December 31, 2011 and have concluded that these disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e)) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Our internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in “Item 9A—Controls and Procedures” within this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As a result of our acquisition of the Ovidian Group in June 2011, we became a revenue-generating business. Accordingly, we established a system of internal controls surrounding the reporting of revenue. Additionally, in October 2011 we acquired ContentGuard. Both company’s have been integrated into our existing internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Pendrell Corporation and Subsidiaries

Kirkland, Washington

We have audited the internal control over financial reporting of Pendrell Corporation and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated March 9, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

March 9, 2012

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

(a) The information regarding our directors required by this item is incorporated by reference to the section entitled “Election of Directors” in our Proxy Statement for our 2012 Annual Meeting of Stockholders.

(b) The information regarding our executive officers required by this item is incorporated by reference to the section entitled “Executive Officers” in our Proxy Statement for our 2012 Annual Meeting of Stockholders.

(c) The information regarding our Code of Ethics required by this item is incorporated by reference to the section entitled “Election of Directors—Corporate Governance” in our Proxy Statement for our 2012 Annual Meeting of Stockholders.

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference to the section entitled “Executive Compensation” in our Proxy Statement for our 2012 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our Proxy Statement for our 2012 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Independence of the Board of Directors” in our Proxy Statement for our 2012 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the section entitled “Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement for our 2012 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report

(1)	Consolidated financial statements

The following consolidated financial statements are included in Part II, Item 8 of this report:

•	Reports of Independent Registered Public Accounting Firms

•	Consolidated Balance Sheets as of December 31, 2011 and 2010

•	Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Changes in Stockholders’ Equity (Deficiency in Assets) for the years ended December 31, 2011, 2010 and 2009

•	Notes to Consolidated Financial Statements

(2)	Financial statement schedules

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

PENDRELL CORPORATION
(Registrant)

Date: March 9, 2012	By:	/S/ BENJAMIN G. WOLFF
Benjamin G. Wolff Chief Executive Officer and President (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Benjamin G. Wolff, Thomas J. Neary and Timothy M. Dozois, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on March 9, 2012:

Signature	Title	Date
/S/ BENJAMIN G. WOLFF Benjamin G. Wolff	Chief Executive Officer and President (Principal Executive Officer)	March 9, 2012

/S/ THOMAS J. NEARY Thomas J. Neary	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2012

/S/ RICHARD P. EMERSON Richard P. Emerson	Director	March 9, 2012

/S/ RICHARD P. FOX Richard P. Fox	Director	March 9, 2012

/S/ NICOLAS KAUSER Nicolas Kauser	Director	March 9, 2012

/S/ CRAIG O. MCCAW Craig O. McCaw	Chairman of the Board of Directors	March 9, 2012

Signature	Title	Date
/S/ R. GERARD SALEMME R. Gerard Salemme	Director	March 9, 2012

/S/ STUART M. SLOAN Stuart M. Sloan	Director	March 9, 2012

/S/ H. BRIAN THOMPSON H. Brian Thompson	Director	March 9, 2012

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	SEC File No.	Original Exhibit No.	Filing Date

3.1	Restated Certificate of Incorporation of ICO Global Communications (Holdings) Limited	10-12G	000-52006	3.1	05/15/06

3.2	Certificate of Amendment to Restated Certificate of Incorporation					X

3.3	Certificate of Designations of the Series A Junior Participating Preferred Stock of the Company	8-K	001-33008	3.1	02/01/10

3.4	Certificate of Designations of the Series B Junior Participating Preferred Stock of the Company	8-K	001-33008	3.2	02/01/10

3.5	Restated Bylaws of ICO Global Communications (Holdings) Limited, as amended	10-K	001-33008	3.2	03/16/10

4.1	Tax Benefits Preservation Plan, dated as of January 29, 2010 by and between ICO Global Communications (Holdings) Limited and BNY Mellon Shareowner Services, as Rights Agent	8-K	001-33008	4.1	02/01/10

4.2	Subscription Form and Form of Rights Certificate	8-K	001-33008	4.19	02/18/10

10.1	Registration Rights Agreement, dated April 29, 2000, between New Satco Holdings, Inc. and Eagle River Investments, LLC	10-12G	000-52006	10.5	05/15/06

10.2	Amendment No.1 to Registration Rights Agreement, dated April 29, 2000, between New Satco Holdings, Inc. and Eagle River Investments, LLC	8-K	001-33008	10.1	04/28/10

10.3	Registration Rights Agreement, dated July 26, 2000, between ICO-Teledesic Global Limited and CDR-Satco, LLC	10-12G	000-52006	10.6	05/15/06

10.4	Amendment No.1 to Registration Rights Agreement, dated July 26, 2000, between ICO-Teledesic Global Limited and CDR-Satco, LLC	8-K	001-33008	10.2	04/28/10

10.5	Registration Rights Agreement, dated July 17, 2000, between ICO-Teledesic Global Limited and Cascade Investment, LLC	10-12G	000-52006	10.7	05/15/06

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	SEC File No.	Original Exhibit No.	Filing Date

10.6	Amendment No.1 to Registration Rights Agreement, dated July 17, 2000, between ICO-Teledesic Global Limited and Cascade Investment, LLC	8-K	001-33008	10.3	04/28/10

10.7	Warrant Agreement, dated December 12, 2002, between ICO and Eagle River Investments, LLC	10-12G	000-52006	10.8	05/15/06

10.8	Registration Rights Agreement, dated December 12, 2002, between ICO and Eagle River Investments, LLC	10-12G	000-52006	10.9	05/15/06

10.9	Amendment No. 1 to Registration Rights Agreement, dated December 11, 2007, between ICO and Eagle River Satellite Holdings LLC	8-K	001-33008	10.1	12/17/07

10.10	Restricted Stock Grant Agreement, effective November 11, 2005, between ICO and Eagle River Investments, LLC	10-12G	000-52006	10.4	05/15/06

10.11	Assignment of Warrants, dated December 19, 2003, among ICO, The Boeing Company and Teledesic LLC	10-12G	000-52006	10.10	05/15/06

10.12	Indemnification Agreement, dated August 11, 2000, between ICO-Teledesic Global Limited and Eagle River Investments, LLC	10-12G	000-52006	10.14	05/15/06

10.13	Indemnification Agreement, dated July 26, 2000, among ICO-Teledesic Global Limited, CDR-Satco, L.L.C., Clayton, Dubilier & Rice, Inc. and The Clayton, Dubilier & Rice Fund VI Limited Partnership	10-12G	000-52006	10.15	05/15/06

10.14	Indemnification Agreement, dated July 17, 2000, between ICO-Teledesic Global Limited and Cascade Investment, LLC	10-12G	000-52006	10.16	05/15/06

10.15*	ICO Global Communications (Holdings) Limited 2000 Stock Incentive Plan, As Amended and Restated effective June 15, 2007	10-Q	001-33008	10.20.1	08/14/07

10.16*	Form of Class A Common Stock Option Agreement under 2000 Stock Incentive Plan	10-12G	000-52006	10.21	05/15/06

10.17*	Form of Class B Common Stock Option Agreement under 2000 Stock Incentive Plan	10-12G	000-52006	10.22	05/15/06

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	SEC File No.	Original Exhibit No.	Filing Date

10.18*	Form of Restricted Stock Agreement under 2000 Stock Incentive Plan	10-12G	000-52006	10.23	05/15/06

10.19*	Board Compensation Policy, effective January 1, 2012					X

10.20	Form of Securities Purchase Agreement	8-K	001-33008	10.1	06/06/08

10.21	Form of ICO Global Communications (Holdings) Limited Indemnification Agreement	8-K	001-33008	10.1	04/07/09

10.22*	Employment Letter Agreement with Joseph Siino dated June 17, 2011	8-K	001-33008	10.1	06/17/11

10.23*	Amended and Restated Employment Letter Agreement with Benjamin G. Wolff dated July 1, 2011	8-K	001-33008	10.4	07/05/11

10.24*	Amended and Restated Employment Letter Agreement with R. Gerard Salemme dated July 1, 2011	8-K	001-33008	10.5	07/05/11

10.25*	Employment Letter Agreement with Tim Dozois dated July 1, 2011	8-K	001-33008	10.3	07/05/11

10.26*	Employment Letter Agreement with Thomas J. Neary dated July 18, 2011	8-K	001-33008	10.1	07/21/11

10.27	Amended and Restated Investment Agreement, dated as of February 24, 2011, between DBSD North America, Inc. and DISH Network Corporation	8-K	001-33008	10.1	03/17/11

10.28	Implementation Agreement, dated as of March 15, 2011, between ICO Global Communications (Holdings) Limited and DISH Network Corporation	8-K	001-33008	10.2	03/17/11

10.29	Restructuring Support Agreement, dated as of March 15, 2011, between ICO Global Communications (Holdings) Limited and DISH Network Corporation	8-K	001-33008	10.3	03/17/11

10.30	Stock Purchase Agreement among Microsoft Corporation, Technicolor USA, Inc., Time Warner ContentGuard Holdings, Inc., ContentGuard Holdings, Inc., Pendrell Technologies LLC and Pendrell Corporation dated September 28, 2011	8-K	001-33008	10.1	10/31/11

21.1	List of Subsidiaries					X

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					X

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	SEC File No.	Original Exhibit No.	Filing Date

31.1	Certification of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a)					X

31.2	Certification of the principal financial and accounting officer required by Rule 13a-14(a) or Rule 15d-14(a)					X

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350)					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

*	Management contract or compensatory plan or arrangement.