Form 10-K/A
period 2011-12-31
Pendrell Corp
filed 2012-04-30
CIK 1359555

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

As of April 25, 2012, the registrant had 207,464,324 shares of Class A common stock and 53,660,000 shares of Class B common stock outstanding.

EXPLANATORY NOTE

Pendrell Corporation (“Pendrell” or the “Company”), is filing this Amendment No. 1 to our Form 10-K (the “Amendment”) for the fiscal year ended December 31, 2011, originally filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2012. This Amendment hereby amends the cover page, Part II, Item 5 and Part III, Items 10-14. We have also included as exhibits the certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Except as otherwise expressly stated herein, this Amendment does not reflect events occurring after the date of the Form 10-K, nor does it modify or update the disclosure contained in the Form 10-K in any way other as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment should be read in conjunction with the Form 10-K and the Company’s other filings made with the SEC on or subsequent to March 9, 2012.

PENDRELL CORPORATION

2011 ANNUAL REPORT ON FORM 10-K/A

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Performance Measurement Comparison

The following graph shows the total stockholder return as of the dates indicated of an investment of $100 in cash on December 31, 2006 for: (i) the Company’s Class A common stock; (ii) the NASDAQ composite Index, (iii) the NASDAQ Telecommunications Index, and (iv) the NASDAQ 100 Technology Sector Index. All values assume reinvestment of the full amount of any dividends; however, no dividends have been declared on our Class A common stock to date.

The Company previously utilized the NASDAQ Telecommunications Stock Index, but has changed to the NASDAQ 100 Technology Sector Index as the published industry index, as this index represents companies more comparable to the Company’s current line of business. The NASDAQ Telecommunications Stock Index is also represented on the following graph, as applicable regulations require both the new and old index be shown if the graph shows a different index from that utilized in the preceding year.

The stock price performance graph below is not necessarily indicative of future performance.

	12/06	12/07	12/08	12/09	12/10	12/11

Pendrell Corporation	100.00	69.58	24.73	23.63	32.82	56.02
NASDAQ Composite	100.00	103.64	63.99	94.09	109.22	107.73
NASDAQ Telecommunications	100.00	86.13	50.65	68.86	80.07	69.03
NASDAQ 100 Technology Sector	100.00	123.16	67.52	113.36	127.97	129.06

The graph and other information furnished under this Part II, Item 5 of this Amendment shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The stock price performance included in the above graph is not necessarily indicative of future stock performance.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Controlled Company Status and Directors

Controlled Company Status. Eagle River controls approximately 65.1% of the voting power of our outstanding common stock as of April 16, 2012. As a result, we are a “controlled company” within the meaning of the NASDAQ Global Select Market (“NASDAQ”) corporate governance rules. In accordance with a provision in NASDAQ rules for controlled companies, the Company is not required to comply with certain NASDAQ corporate governance requirements, including (1) the requirement that a majority of the Board of Directors consist of independent directors, (2) the requirement that the compensation of officers be determined, or recommended to the Board of Directors for determination, by a majority of the independent directors or a compensation committee comprised solely of independent directors, and (3) the requirement that director nominees be selected, or recommended for the Board of Directors’ selection, by a majority of the independent directors or a nominating committee comprised solely of independent directors with a written charter or Board of Directors resolution addressing the nomination process. We do not currently rely on any of these exemptions, but reserve the right to do so in the future. If we choose to do so, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance requirements.

Our Directors. The name and certain background information regarding each of our directors, as of April 16, 2012, are set forth below. There are no family relationships among directors or executive officers of Pendrell. In addition to the information presented below regarding each director’s specific experience, qualifications, attributes and skills that led the Board of Directors to conclude that he is qualified to serve as a director of the Company, each of our directors has demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment to Pendrell and our Board of Directors as demonstrated by his past service.

Name	Age	Principal Occupation/ Position Held with the Company
Richard P. Emerson	50	Director
Richard P. Fox	64	Director
Nicolas Kauser	72	Director
Craig O. McCaw	62	Chair of the Board of Directors
R. Gerard Salemme	58	Chief Strategy Officer and Executive Vice President; Director
Stuart M. Sloan	68	Director
H. Brian Thompson	73	Director
Benjamin G. Wolff	43	President, Chief Executive Officer and Director

Richard P. Emerson

Became Director: October 2010

Mr. Emerson has spent his entire career in investment banking and corporate finance. Most recently, from 2004 through 2008, he was Senior Managing Director of Evercore Partners Inc., a public investment banking advisory firm providing advisory services to multinational corporations and financial sponsors on significant mergers, acquisitions, divestitures, restructurings, and other strategic transactions. Mr. Emerson opened and ran the west coast office for Evercore. From 2000 through 2003, Mr. Emerson served as Senior Vice President for Microsoft Corporation, reporting directly to the Chief Executive Officer and serving on the executive leadership team, with responsibility for all acquisitions, investments and corporate strategy. Mr. Emerson joined Microsoft from investment bank Lazard Ltd., where as a Senior Managing Director, he advised telecom and technology clients on significant mergers, acquisitions and related financial transactions from 1994 to 2000, and opened and ran the west coast office. Prior to Lazard, Mr. Emerson held senior roles with The Blackstone Group and Morgan Stanley Smith Barney (formerly, Morgan Stanley & Company). Mr. Emerson previously served on the Board of Directors of Clearwire Corporation from 2003 through 2008, where he also served on the Audit Committee.

Qualifications and Skills: With a career dedicated to corporate finance and mergers and acquisitions, Mr. Emerson is well suited to assist the Company with future financing and investment opportunities. In addition, in his role as a former member of the Audit Committee for Clearwire and the Board of Trustees of California Academy of Science, he provides oversight and review of financial policy and reporting of the type required of the Company’s Audit Committee. As such, the Board of Directors has appointed Mr. Emerson to serve as a member of its Audit Committee.

Richard P. Fox

Became Director: October 2010

Since 2001, Mr. Fox has been an independent consultant with both public and private companies, and he specializes in financial reporting. For more than 28 years, Mr. Fox served in various roles with Ernst & Young, a major international accounting firm, including partner-in-charge of the audit department in Seattle from 1989 through 1995, and managing partner of Ernst & Young’s Seattle office from 1995 to 1997. Thereafter, he served as Senior Vice President of PACCAR, Incorporated, with responsibility for the accounting, treasury, and information systems functions. In April 1998, he joined Wall Data, Incorporated as its Chief Financial Officer and director, where he initiated a study of strategic alternatives that led to the sale of the company in early 2000. Following the sale of Wall Data, Mr. Fox became President and Chief Operating Officer of CyberSafe Corporation, a role that he held until launching an independent consulting practice in late 2001. Mr. Fox also served on the Boards of Directors and Audit Committees for Shurgard Storage Centers Inc. from 2004 to 2006 and aQuantive Inc. from 2003 to 2007. He continues to serve on the Boards of Directors and Audit Committees of Flow International Corporation and other private companies.

Qualifications and Skills: With more than 40 years of experience reviewing, auditing and implementing financial systems and financing structures, Mr. Fox will be instrumental in assisting the Company with its financial planning and future investment opportunities. Moreover, his experience with financial reporting systems and accounting functions qualifies him as an “audit committee financial expert,” as defined in the applicable rules of the SEC and applicable NASDAQ listing standards. As such, the Board of Directors has appointed Mr. Fox to serve as chair of the Audit Committee. The Board of Directors has also appointed Mr. Fox to serve as a member of the Compensation Committee.

Nicolas Kauser

Became Director: December 2008 (also served from May 2000 through May 2004)

Mr. Kauser has spent over 40 years in the communications industry, including as President of Clearwire International LLC, and CTO of Clearwire, EVP and CTO for AT&T Wireless Services, Inc. (formerly McCaw Cellular Communications, Inc.), Sr. VP of Operations and VP of Engineering of Cantel, Inc., and spent 20 years in Venezuela where he first worked for the National Telephone Co. and subsequently co-founded two companies in the communications industry. Mr. Kauser serves on the Board of Directors of TriQuint Semiconductor, Inc., where he also chairs the Nominating and Governance Committee and serves on the Audit Committee. In 1998, Mr. Kauser received the prestigious Gold Prize awarded by The Carnegie Mellon Institute and American Management Systems for excellence in the application of information technology.

Qualifications and Skills: Mr. Kauser was a director with Pendrell from 2000 to 2004 and is familiar with our operations and history. He has been involved in the technology industry for many years and has particular experience with communications companies. In addition, Mr. Kauser’s experience as a senior officer at Clearwire and AT&T provides him with the management experience to assist in the oversight of our operations and strategic objectives. He has served on the Boards of Directors of a number of companies, including TriQuint Semiconductors, Inc. and private companies. As such, the Board of Directors has appointed Mr. Kauser to serve as Chair of the Nominating and Governance Committee.

Craig O. McCaw

Became Director: May 2000; Chair of the Board of Directors since June 2011 (also served as Board of Directors Chair from 2000 until 2009)

Since 1993, Mr. McCaw has been Chairman, Chief Executive Officer, and the beneficial member of the Eagle River group of investment companies which focus on strategic investments in the telecommunications industry. Mr. McCaw served as a director and Chairman of DBSD North America, Inc. from September 2005 through December 16, 2008. Mr. McCaw founded Clearwire in October 2003 and served as its Chairman of the Board of Directors from October 2003 to December 31, 2010. Mr. McCaw was a director of Nextel Communications, Inc. (acquired by Sprint Corporation in 2005), from July 1995 until December 2003, and a director of XO Communications, Inc. (formerly known as NEXTLINK Communications, Inc.) (“XO” or “XO Communications”), from January 1997 until January 2002. From September 1994 to July 1997, he was also XO’s Chief Executive Officer. From 1974 to September 1994, Mr. McCaw served as Chairman and Chief Executive Officer of McCaw Cellular Communications, Inc., which he built into the nation’s leading provider of cellular services in more than 100 U.S. cities, until the company was sold to AT&T in August 1994.

Qualifications and Skills: Mr. McCaw brings to our Board of Directors demonstrated leadership skills and operating experience, including those acquired during more than 30 years of serving as a senior executive and director of Clearwire, XO, Nextel and McCaw Cellular Communications. As a former director of public and private companies in the telecommunications industry, Mr. McCaw also brings to the Company broad-based business experience and financial acumen.

R. Gerard Salemme

Became Director: June 2010 (also served from May 2002 through December 2008)

Mr. Salemme has served as our Chief Strategy Officer and Executive Vice President since March 2011. Mr. Salemme has 30 years of experience in business and government, having served as a senior leader for strategy and business development for public corporations and private investment firms. As an executive with Craig McCaw from 1997 until July 2011 in Eagle River, a private investment firm, Mr. Salemme was a founding shareholder of Clearwire Corporation and senior executive at XO Communications. At Clearwire Corporation, Mr. Salemme was an Executive Vice President responsible for transactions valued at over $10 billion that resulted in Clearwire becoming the largest holder of spectrum in the United States and a leader in the wireless broadband industry. Prior to his work with Clearwire, Mr. Salemme served as an executive at AT&T and McCaw Cellular Communications. He also held the position of Senior Telecommunications Policy Analyst for the U.S. House of Representatives Subcommittee on Telecommunications and Finance (1987-1991) and served as Chief of Staff to Congressman Ed Markey of Massachusetts (1976-1984). From 1982-1984, he taught Economics at the University of Massachusetts, Salem and held key management positions in national political campaigns.

Qualifications and Skills: Mr. Salemme brings to our Board of Directors significant experience in business and government, including experience gained as a senior executive officer with Clearwire, XO and AT&T, which provides him with the management experience to assist in the oversight of our operations and strategic objectives. He is familiar with our operations and history, having served on our Board of Directors from 2002 to 2008. He has also served on the Boards of Directors of a number of private companies.

Stuart M. Sloan

Became Director: October 2010

Since 1994, Mr. Sloan has been a principal of Sloan Capital Companies LLC, a private investment company that serves as general partner in the redevelopment of University Village, a nationally recognized regional center for upscale shopping in Seattle, Washington. From 1986 through 1999, Mr. Sloan was an owner and executive officer of Quality Food Centers, Inc. (“QFC”), which was acquired by Fred Meyer in 1997. Prior to QFC, from 1967 until 1984, Mr. Sloan owned in part and operated Schuck’s Auto Supply, Inc., which was sold to Pay ‘n Save Corp in 1984. Mr. Sloan currently serves as a director of Anixter International, Inc. From September 2003 until March 2011, Mr. Sloan served as a director of J. Crew Group, Inc. He also serves on the Board of The Ohio State University Medical Center and is active, both personally and through his private foundation, in numerous civic, cultural, educational and other philanthropic activities.

Qualifications and Skills: Mr. Sloan’s extensive management experience, along with his service on numerous Boards of Directors, provides him with the experience to assist in the oversight of our operations and strategic objectives. For this reason, the Board of Directors has appointed Mr. Sloan to serve as a member of the Nominating and Governance Committee. His direct involvement, over the span of decades, with management of franchise operations, personnel management and employee incentives makes him particularly well suited to assist with compensation issues and other human resource matters. As such, the Board of Directors has appointed Mr. Sloan to serve as a member of the Compensation Committee.

H. Brian Thompson

Became Director: May 2007

Since 2006, Mr. Thompson has been Executive Chairman of Global Telecom & Technology, a global telecommunications carrier and network integrator serving the data communications needs of large enterprise, government and carrier clients in over 80 countries from its headquarters in the Washington, DC metro region and offices in London, Dusseldorf and Denver. Mr. Thompson continues to head his own private equity investment and advisory firm, Universal Telecommunications, Inc. From December 2002 to June 2007, Mr. Thompson was Chairman of Comsat International, one of the largest independent telecommunications operators serving all of Latin America. Mr. Thompson was Chairman and Chief Executive Officer of LCI International from 1991 until its merger with Qwest Communications International Inc. in June 1998. Mr. Thompson became Vice Chairman of the Board of Directors for Qwest until his resignation in December 1998. Mr. Thompson previously served as Executive Vice President of MCI Communications Corporation from 1981 to 1990, and prior to MCI was a management consultant with the Washington, DC offices of McKinsey & Company for nine years, where he specialized in the management of telecommunications. He currently serves as a member of the Board of Directors of Axcelis Technologies, Inc., Penske Automotive Group, and Sonus Networks, Inc. He serves as a member of the Irish Prime Minister’s Ireland-America Economic Advisory Board, and from January-March 1999, he served as Non-Executive Chairman of Telecom Eireann, Ireland’s incumbent telephone company. Mr. Thompson received his M.B.A. from Harvard’s Graduate School of Business and holds an undergraduate degree in chemical engineering from the University of Massachusetts.

Qualifications and Skills: Mr. Thompson brings to our Board of Directors significant experience in the telecommunications industry, including experience as an Executive Chairman at Global Telecom & Technology and Chairman at Comsat International. His executive officer experience at LCI International and MCI Communications Corporation provides him with the management experience to assist in the oversight of our operations and strategic objectives. He has served on the Board of Directors of a number of companies, including Axcelis Technologies, Inc. and Sonus Networks, Inc. As such, the Board of Directors has appointed Mr. Thompson to serve as chair of the Compensation Committee.

Benjamin G. Wolff

Became Director: December 2009 (also served as Chairman from December 2009 to June 2011 and as a director from 2005 to 2008)

Mr. Wolff has served as our President and Chief Executive Officer since January 2010. Mr. Wolff was a Co-Founder of Clearwire Corporation, where he served in a variety of capacities, including as a member of the Board of Directors, Executive Vice President, President, Co- Chief Executive Officer, Chief Executive Officer and finally Co-Chairman, a position he held until March 2009. Mr. Wolff again served on the Clearwire Board of Directors as the designated representative of Eagle River from January 2011 until October 2011. Mr. Wolff also served as the President of Eagle River from April 2004 until July 2011, a position from which he resigned in connection with his full-time engagement with the Company. He continues to serve on the Boards of Directors of some of Eagle River’s privately held portfolio companies. From January 1994 until April 2004, Mr. Wolff was a lawyer with Davis Wright Tremaine LLP, where he became a partner in 1998. Mr. Wolff’s practice focused on mergers and acquisitions, corporate finance, intellectual property licensing, and strategic alliance transactions. He also co-chaired the firm’s Business Transactions department and served on the firm’s Executive Committee.

Qualifications and Skills: Mr. Wolff brings to our Board of Directors extensive senior management, finance and industry experience, in addition to having served on our Board of Directors from 2005 to 2008 and since December 2009. In particular, having served as our President, Chief Executive Officer and Board of Directors Chair, and previously as Co-Chairman and Chief Executive Officer of Clearwire Corporation, Mr. Wolff possesses the operational, financial, strategic and governance experience needed to make significant contributions to our Board of Directors.

Information Concerning Executive Officers

Background information as of April 16, 2012, about each of Pendrell’s executive officers, including all positions and offices held by each such person and each such person’s business experience during at least the past five years, is provided below.

Name	Age	Position Held with the Company
Benjamin G. Wolff	43	Director; President and Chief Executive Officer
Thomas J. Neary	52	Vice President and Chief Financial Officer
R. Gerard Salemme	58	Director; Executive Vice President and Chief Strategy Officer
Joseph K. Siino	48	Chief IP Officer
Timothy M. Dozois	49	Acting General Counsel, Corporate Counsel and Corporate Secretary

Set forth below is information concerning the persons listed above (other than information concerning Mr. Wolff and Mr. Salemme, which has been provided under “Our Directors,” in the section above).

Thomas J. Neary

Mr. Neary has served as our Vice President and Chief Financial Officer since July 2011. From January 2009 to December 2010, Mr. Neary served as Chief Financial Officer and Chief Operating Officer for Coast Crane Corporation, a company specializing in the sales, rental and services of construction cranes. From February 2007 to January 2009, Mr. Neary served as a Chief Financial Officer consultant at CFO Selections, a provider of financial management consulting services. From May 2005 to February 2007, Mr. Neary served as Chief Financial Officer for Marketrange Corporation, the parent corporation of PerfectMatch.com, a subscription-based online lifestyle community. From 1992 to 2005, Mr. Neary served in various finance, operations, marketing, business development, and international roles for Microsoft Corporation.

Joseph K. Siino

Mr. Siino was appointed our Chief IP Officer in June, 2011, following Pendrell’s acquisition of Ovidian Group, LLC, an IP services company which Mr. Siino founded in March 2009 and thereafter served as its Chief Executive Officer. Prior to founding Ovidian, Mr. Siino served as Yahoo!’s Senior Vice President of Intellectual Property from February 2005 to February 2009. Before joining Yahoo!, Mr. Siino was a partner at Brobeck, Phleger & Harrison, where he led the IP strategy and technology transactions practice.

Timothy M. Dozois

Mr. Dozois was engaged as a consultant and appointed our Acting General Counsel and Corporate Secretary in May 2010. In July 2011, he accepted a full-time position as Corporate Counsel. Prior to July 2011, during his consultancy with us, Mr. Dozois was a partner at the law firm Zupancic Rathbone Law Group, Inc. From 1996 until March 2010, Mr. Dozois was a partner at Davis Wright Tremaine LLP, specializing in securities and transactional work. Mr. Dozois is a member of the Oregon State Bar Association.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and ten percent stockholders to file reports of ownership and changes in ownership with the SEC. The same persons are required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of such forms furnished to us during the most recent fiscal year, we believe that all of our executive officers, directors and ten percent stockholders complied with the applicable filing requirements.

Code of Conduct and Ethics

The Company has adopted a Code of Conduct and Ethics that applies to all officers, directors and employees. The Code of Conduct and Ethics is available on the Company’s website at www.pendrell.com. If the Company makes any substantive amendments to the Code of Conduct and Ethics or grants any waiver from a provision of the Code of Conduct and Ethics to any executive officer or director, the Company will promptly disclose the nature of the amendment or waiver on its website.

Nomination Process

In December 2011, the Board of Directors adopted a Nominating and Governance Committee comprised solely of independent directors and a corresponding charter. The Nominating and Governance Committee was established to: (i) develop qualification criteria for selecting director candidates; (ii) identify and screen potential director candidates; (iii) consult with the Board of Directors regarding potential director candidates; (iv) after consultation with the Board of Directors Chair, recommend to the Board of Directors nominees for election or re-election at each annual stockholder meeting, or to fill Board of Directors vacancies; (v) periodically review and make recommendations to the Board of Directors regarding the Company’s charter or bylaws, or the governing documents of Company subsidiaries; (vi) establish procedures for, and periodically conduct performance evaluations of Board of Directors members and members of Board of Directors committees; (vii) identify, monitor and evaluate emerging corporate governance issues and trends and make related recommendations to the Board of Directors as appropriate; (viii) monitor compliance with the Company’s Code of Conduct and Ethics; (ix) periodically review and assess the adequacy of the committee’s charter; and (vii) perform such other duties and fulfill such other responsibilities as the Board of Directors delegates to the Nominating and Governance Committee from time to time. During the year ended December 31, 2011, there were no changes to the procedures by which stockholders may nominate directors or recommend nominees to our Board of Directors.

Audit Committee

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, and Nasdaq Marketplace Rule 4350(d). The Board of Directors has determined that each member of the Audit Committee is independent (under the independence requirements of NASDAQ and the SEC). In addition, the Board of Directors has determined that Richard P. Fox qualifies as an Audit Committee “financial expert” as defined by the SEC rules.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

This compensation discussion and analysis provides information regarding the compensation program for our “named executive officers”. Our named executive officers for 2011 were Mr. Wolff, our Chief Executive Officer; Mr. Neary, our Chief Financial Officer; Mr. Leybold, our former interim Chief Financial Officer; and Mr. Salemme, Mr. Siino and Mr. Dozois, our three other most highly compensated executive officers. This section includes information regarding the overall objectives of our compensation program and each element of compensation that we provide. This compensation discussion and analysis is limited to a discussion of compensation and other benefits earned by the named executive officers for their performance in fiscal year 2011.

Overview of Executive Compensation Program

Compensation Philosophy and Objectives

Pendrell believes that the skill, talent, judgment and dedication of its executive officers are critical factors affecting the long-term value of our Company. Therefore, the primary goals for our executive compensation program are to attract and retain qualified executives who are well suited to lead the Company as it evolves and that are able to contribute to our long-term success, induce performance consistent with clearly defined corporate and individual performance goals, and align our executives’ long-term interests with those of our stockholders. We believe our executive compensation program provides a solid framework for implementing and maintaining a balanced approach to compensation, has been instrumental in helping us accomplish our business objectives, and is strongly aligned with the long-term interests of our stockholders. In more detail, our compensation program is designed to:

•	provide effective Board of Directors and Compensation Committee oversight;

•	avoid rigid or formulaic incentives that could create unintended consequences;

•	offer compensation to attract, retain and develop individuals with the leadership abilities and skills to successfully execute our business strategy and build long-term stockholder value;

•	encourage and reward outstanding initiative, achievement and teamwork;

•	motivate individuals to perform at their highest level;

•	provide compensation and incentive packages to our executives that are competitive with our current and anticipated peer companies;

•	emphasize performance-based pay that aligns incentives with the strategic objectives of the Company; and

•	provide a meaningful ownership stake in the Company to appropriately align executive interests with stockholder interests.

Elements of Compensation

Our executive compensation program consists of the following primary elements: base salary, annual cash bonuses and equity-based compensation awards. Each element is designed to achieve one or more of our Company’s performance, retention and alignment goals as described below.

Compensation Element	Designed to Reward	Relationship to Compensation Philosophy

Base Salary	Executive officer’s experience, responsibilities, and contributions to the Company	Attract and retain talented executives through competitive pay programs

Annual Cash Bonuses	Achievement of discretionary corporate and individual performance goals	Motivate executives to achieve and exceed annual business and personal objectives

Long-term Equity Incentives (options and stock awards)	Increased stockholder value through achievement of long-term strategic goals such as revenue growth, return on invested capital and stock price appreciation	Align executive and stockholder interests to optimize stockholder return Motivate executives to achieve and exceed business objectives

Addressing Risk-Taking

We recognize that incentive-based compensation arrangements may encourage risk-taking by senior management. For this reason, the Compensation Committee regularly assesses our executive compensation program to ensure that our executives’ incentive compensation and performance-based compensation does not encourage excessive risk-taking. The Compensation Committee manages this concern by monitoring compliance with our code of ethics, structuring executives’ pay to include both fixed and variable compensation, and retaining broad discretion over the award of annual cash bonuses. Through application of these checks and balances, the Compensation Committee has determined that our compensation arrangements do not lend themselves to unnecessary or excessive risk-taking.

Executive Compensation Decision-Making Process

Say on Pay Feedback from Stockholders

At the 2011 annual meeting of stockholders, our stockholders approved, on an advisory basis, the compensation of our named executive officers. The advisory vote received over 82% favorable votes from our stockholders. The Compensation Committee reviewed the vote of the stockholders and, given the significant level of stockholder support, made no changes to our executive compensation policies or decisions as a result of the vote. At the 2011 annual meeting, our stockholders also approved, on an advisory basis, our recommendation for an advisory vote on executive compensation of our named executive officers on an annual basis. Consistent with our recommendation and the approval by our stockholders, on an advisory basis, we have determined to hold an advisory vote on executive compensation of our named executive officers on an annual basis.

Determining Compensation for Chief Executive Officer and Other Named Executive Officers

At the beginning of 2011 and again at mid-year when the majority of our executives were hired, Mr. Wolff and our Compensation Committee jointly developed a set of objectives for Pendrell and its executive officers. These objectives were derived largely from financial and strategic planning sessions, during which in-depth reviews of the Company’s opportunities were analyzed and goals then established for the upcoming year. The resulting objectives include both quantitative financial measurements and qualitative strategic and operational considerations that are evaluated subjectively, without any formal weightings, and are focused on factors that our Compensation Committee and our Board of Directors believe create long-term stockholder value.

360 Degree Performance Evaluation Process

At year-end, our Compensation Committee members interviewed each executive team member and reviewed a self-assessment of their performance, their assessment of the Chief Executive Officer’s performance, and an assessment of the performance of the other members of our executive team. The Compensation Committee evaluated these assessments along with peer Company data. The Compensation Committee then met with the Chief Executive Officer and received his assessment of executive performance (other than his own performance). After reviewing the performance evaluations, the data and the Chief Executive Officer’s recommendations, members of the Compensation Committee then met with our Chief Executive Officer and with our chief people officer to assess the performance of, and determine the compensation of, our executives. The Chief Executive Officer worked closely with the Compensation Committee in this process, but did not participate in determining his own compensation. We believe this “360 Degree” review process was effective for 2011, and expect that it will therefore be utilized for future performance evaluations.

Role of Compensation Consultant

From time to time, the Compensation Committee has sought the views of Barney & Barney regarding compensation trends and our compensation programs. In 2011, the Compensation Committee did not request an opinion from Barney & Barney on the amount of compensation paid to our executives, but did obtain its views on the appropriateness of our peer groups, general market practices relating to compensation and benefits for executive officers of public companies. Barney & Barney’s services are provided to our Compensation Committee under hourly fee arrangements and not pursuant to a standing engagement.

Peer Companies and Benchmarking

In determining compensation for our named executive officers in 2011, the Compensation Committee compared each compensation component (salary, bonus, and equity), to the components paid to executives in similar positions within certain peer companies, which are determined based on the criteria indicated below.

Named Executive Officer Compensation, Other than Chief Executive Officer. The peer companies used for comparison of the compensation of our named executive officers, other than our Chief Executive Officer, include companies from the Radford Global Technology Survey, referred to as the Radford Survey. For establishing and changing 2011 compensation of our named executive officers (other than the Chief Executive Officer), including Gerry Salemme’s full-time compensation adjustment in July, the Compensation Committee considered Radford Survey data for technology companies with revenues between $200 million and $500 million. The Compensation Committee chose this revenue range because of its belief that we typically compete with companies at or above this revenue range with respect to the recruiting and retention of employees.

Chief Executive Officer Compensation. When establishing our Chief Executive Officer’s full-time compensation commencing July 2011, the Compensation Committee compared data from several sources, relying principally on data from a group of companies within the technology, intellectual property and publicly held private equity industries. Our chief people officer and Compensation Committee selected these companies based on a number of factors, including revenues, stage of development, and market capitalization. The group consisted of:

Acacia Research Corporation	Arbitron Inc.
Boston Private Financial Holdings, Inc.	Constant Contact, Inc.
DG FastChannel	Dice Holdings, Inc.
Evercore Partners Inc.	Fortress Investment Group LLC
Hercules Technology Growth Capital	InterDigital, Inc.
iStar Financial Inc.	LogMeIn, Inc.
NewStar Financial, Inc.	PacWest Bancorp
Rambus Inc.	Silicon Image, Inc.
Sonus Networks, Inc.	Tekelec
Tessera Technologies, Inc.	TiVO Inc

At year-end, with Pendrell’s primary operating subsidiary established as a fully-integrated IP investment and advisory firm, our Compensation Committee refined the list of peer companies to include those of comparable size and similar focus. Therefore, when reviewing our Chief Executive Officer’s 2011 performance in February 2012, our Compensation Committee reviewed data from the following companies:

Acacia Research Corporation	Dolby Laboratories, Inc.
Dynamic Technology Systems, Incorporated	Immersion Corporation
InterDigital, Inc.	Rambus Inc.
Rovi Corporation	RPX Corporation
Tessera Technologies, Inc.	TiVO Inc.
VirnetX Holding Corporation

In order to retain the best talent, and to reward superior performance, our Compensation Committee does not rigidly apply competitive compensation data. Instead, the Compensation Committee generally targets median cash compensation for executives at the 50th percentile of the cash compensation paid to executives at peer companies. Actual cash compensation paid may be above or below the targeted range due to a number of factors, including but not limited to: Company and individual performance, differences in responsibilities between executives at peer companies, executives’ experience and tenure with the Company, executives’ performance, and contributions relative to other executives at the Company. The Compensation Committee also targets median equity compensation for executives at the 50th percentile of the equity compensation paid to executives at peer companies. As with cash compensation, the value of equity compensation grants to particular executives may be above or below the targeted range due to the factors listed above, as well as the following additional factors: perceived limitations in the compensation survey data as it relates to equity compensation, executives’ potential future contributions to the Company, executives’ expected tenure, and the retention value, or holding power, of existing equity compensation grants.

Executive Compensation Decisions for 2011

General Considerations

In reviewing named executive officers’ performance and determining cash and equity compensation bonus awards, the Compensation Committee noted the terms of employment for each named executive officer as set forth in their respective employment letters or agreements, if any, and then focused on the named executive officer’s individual responsibilities and performance, as well as the Company’s overall performance. The Compensation Committee did not adopt formal guidelines for assessing performance; nor did the Compensation Committee apply formulae to determine the relative mix of compensation elements. As such, the mix of compensation elements may vary from individual to individual.

During its annual performance review in February 2012, the Compensation Committee evaluated executive performance based upon fulfillment of responsibilities, demonstrated leadership, management experience and effectiveness, and Company performance. Specific factors affecting compensation decisions for the Company’s named executive officers included:

•	achievement of strategic objectives such as the development and expansion of our IP investment and advisory business;

•	achievement of specific operational goals for the Company, including sustained progress in furtherance of our IP investment and advisory business;

•	growth in the value of the Company, as demonstrated by increased stock price;

•	demonstrated leadership through the establishment and maintenance of productive and effective working relationships with other employees of the Company; and

•	resolution of issues related to our legacy satellite operations and assets, including successful disposition of satellite assets and progress in the ongoing litigation with Boeing.

The following describes the primary components of our executive compensation program for each of our named executive officers during 2011.

Base Salaries

We provide base salary as a fixed source of compensation for our executives to mitigate the risks associated with variable cash bonuses and stock-based incentive compensation. Our Compensation Committee recognizes the importance of base salary as a tool to attract, retain and reward our named executive officers. This was particularly evident in 2011; a year in which Mr. Wolff and Mr. Salemme agreed to relinquish significant roles with and compensation from Eagle River in order to devote full time efforts to Pendrell, and in which all of our other named executive officers (other than Mr. Leybold, our former interim Chief Financial Officer) were hired as employees. As such, all of our executives’ base salary determinations were established through arm’s-length negotiation at the time of hire or full-time transition.

The annualized base salaries of our current named executive officers at the end of 2011 are set forth below. Actual base salaries earned for our named executive officers in 2011 are reflected under the section “Executive Compensation – Summary Compensation.”

Named Executive Officer and Principal Position	2011 Annualized Base Salary* (as of year-end) ($)		2010 Annualized Base Salary (as of year-end) ($)

Benjamin G. Wolff, President and Chief Executive Officer	750,000	*	500,000
Thomas J. Neary, Chief Financial Officer	250,000		—
R. Gerard Salemme, Chief Strategy Officer	400,000	*	—
Joseph K. Siino, Chief IP Officer	400,000		—
Timothy M. Dozois, Acting General Counsel and Corporate Counsel	250,000		—

*	Mr. Wolff’s base salary at the commencement of 2011 was $500,000 and Mr. Salemme’s base salary upon commencement of his employment was $300,000. Their salaries were adjusted upward in July 2011 in connection with their commitment to devote full time efforts to Pendrell.

Annual Cash Bonuses

The Compensation Committee has not adopted formal guidelines for determining annual cash bonuses, but is instead guided by each named executive officers’ employment letters and an assessment of the individual’s performance against stated objectives. All cash bonuses are discretionary, determined by the Compensation Committee based on subjective assessment of individual and Company performance as determined through the 360 Degree evaluation process referenced above. Given the early stage of development our new business initiatives, it was not practical for the Compensation Committee to establish quantitative or formulaic Company-wide performance objectives for 2011. Instead, the Compensation Committee evaluated Pendrell’s overall performance against the following qualitative objectives that were established in early 2011:

•	secure sufficient capital to fund operations;

•	improve the Company’s year over year net cash position;

•	pursue a successful resolution of the Boeing litigation and establish plans for use of proceeds, if any;

•	ensure the protection of the Company’s tax assets; and

•	divest legacy satellite business while preserving related assets.

Upon the completion of the $325 million sale of our bankrupt subsidiary, DBSD North America, Inc. (“DBSD”) to DISH Network Corporation (“DISH Network”) in March 2011, the Compensation Committee established these additional Company objectives:

•	develop a strategic plan that preserves, enhances and increases value by leveraging the Company’s remaining assets;

•	assemble a highly skilled management team;

•	re-position the Company to distance it from its legacy business; and

•	complete a transaction consistent with the strategic plan.

To determine cash bonuses, the Compensation Committee then assessed executive performance as a function of: (i) the performance objectives indicated above, (ii) the executive’s individual objectives for the year, (iii) our Company’s major accomplishments, and (iv) successful implementation of our strategic plan.

The resulting cash bonuses for 2011 ranged from 80% of target to 114% of target (with targets established in our named executives’ employment letters). The variances in the bonus payments resulted from the Compensation Committee’s subjective determinations regarding the extent to which each executive officer contributed to the accomplishment of the Company’s stated objectives. In particular, with respect to Mr. Siino, the Compensation Committee considered his important role in assisting to establish the Company’s IP business operations.

In addition to the bonuses contemplated by our executives’ employment letters, the Compensation Committee approved special one-time bonuses to Ben Wolff and Gerry Salemme for their efforts in connection with the Company’s sale of DBSD to DISH Network, which yielded proceeds to the Company of approximately $325 million. In granting this unique, one-time award, the Compensation Committee noted the extraordinary impact of the DISH transaction on the Company and its future prospects.

The discretionary cash bonuses awarded to our named executive officers (other than Mr. Leybold, our former interim Chief Financial Officer, who did not receive a cash bonus) for 2011 were as follows:

Named Executive Officer	2011 Annualized Target Bonus ($)(1)	2011 Prorated Target Bonus ($)(2)	2011 Actual Bonus ($)

Mr. Wolff	750,000	750,000	1,250,000	(3)
Mr. Neary	125,000	55,822	55,822
Mr. Salemme	400,000	353,973	707,946	(3)
Mr. Siino	300,000	161,918	185,000
Mr. Dozois	82,500	40,459	32,367

(1)	Reflects target bonuses in effect at the end of 2011 pursuant to each of the executive’s employment letters. Mr. Wolff’s target bonus at the commencement of 2011 was $500,000 and Mr. Salemme’s target bonus upon commencement of his employment was $150,000. Their target bonuses were adjusted upward in July 2011 in connection with their commitment to devote full time efforts to Pendrell.
(2)	Reflects prorated target bonuses for each executive officer’s partial year of service, based on their annualized base salary in effect at the end of 2011.
(3)	Reflects bonus paid at 100% of target plus the one-time special bonus for completing the DISH transaction.

Long-Term Equity Incentive Compensation

Our long-term incentive program is designed to attract a talented executive team, encourage long-term retention of executive officers and enable us to recognize efforts put forth by executives who contribute to stock price appreciation and development. The periodic vesting of long-term incentive compensation, which is contingent upon continued employment, directly aligns executive officer interests with our stockholders’ interests by rewarding creation and preservation of long-term stockholder value.

Stock Options. A stock option is the right for a recipient to purchase a specified number of shares of our Class A common stock at a price designated on the date of grant. Stock options have value only to the extent the price of our stock on the date of exercise exceeds the stock price on the grant date. We believe this factor motivates our executive officers to improve and maintain Company performance, which in turn may drive stock price and increase the value of any unexercised stock options.

Time-Based Restricted Stock Awards. An award of restricted stock, or RSA, entitles the recipient to receive a specified number of shares of our Class A common stock, at no cost to the recipient, if the recipient remains employed with us when the restricted stock vests. We believe restricted stock awards directly link executive officer interests with those of our stockholders because restricted stock value is tied to the market value of our common stock.

Performance-Based Restricted Stock Awards. The Compensation Committee believes that achievement of key corporate goals should directly and materially impact the total compensation opportunity for our named executive officers. As a result, while a small percentage of the RSAs that we issued in 2011 vest over time, more than 92% of the RSAs issued to executives in 2011 vest only upon achievement of ambitious net income and stock price goals.

Stock Appreciation Rights. As a general rule, the Compensation Committee prefers non-cash equity incentives to equity incentives that are settled in cash, and therefore typically does not grant stock appreciation rights, or SARs, to executives. However, in connection with our acquisition of Ovidian Group and the corresponding engagement of Joe Siino as our chief IP officer, Mr. Siino was granted stock appreciation rights that entitle him to additional cash compensation only if both of the following occur: (i) our intellectual property, innovation and technology businesses achieve ambitious net income goals, and (ii) our Class A common stock price exceeds $6.00 per-share and $10.00 per-share price goals. The Compensation Committee views Mr. Siino’s stock appreciation rights as a unique benefit that was ancillary to the purchase of Ovidian Group, that will be payable only if our team of IP professionals drive significant business growth.

The Compensation Committee awarded the following long-term equity incentive awards to our current named executive officers in 2011 pursuant to the executive officer’s employment letter and, in February 2012, in connection with the 2011 annual performance review cycle as described above:

	Employment Letter Awards				July 2011		Annual Review
Named Executive Officer	Option Time-Based	RSA Time-Based	RSA Performance	SAR Performance	Option Time-Based	RSA Performance	Option Time-Based	RSA Time-Based
Mr. Wolff					950,000	950,000	75,000	150,000
Mr. Neary	150,000		150,000				30,000	50,000
Mr. Salemme	400,000	250,000			700,000	700,000	50,000	100,000
Mr. Siino	1,000,000			850,000			50,000	100,000
Mr. Dozois	150,000		150,000				10,000	20,000

Compensation Mix

For 2011, the mix of the total compensation elements for each of our named executive officers (other than Mr. Leybold, our former interim Chief Financial Officer, who received only a base salary) is as follows:

Percent of Total Compensation*

Named Executive Officer	Base Salary and Other Compensation	Annual Bonus and Non-Equity Incentive Compensation	Equity and Long-Term Incentive Awards

Mr. Wolff	20.2%	38.8%	41.0%
Mr. Neary	31.3%	15.8%	52.9%
Mr. Salemme	10.3%	22.5%	67.2%
Mr. Siino	7.7%	6.6%	85.7%
Mr. Dozois	30.2%	9.4%	60.4%

*	The percentage of compensation is determined based on the amounts reported in the “Summary Compensation” table below.

The allocation of a majority of compensation in the form of equity incentive awards reflects the principle that a substantial portion of total compensation should be delivered in the form of contingent compensation to align the interests of our named executive officers with those of our stockholders.

Other Compensation

Employment, Severance and Change in Control Arrangements

Each named executive officer is employed at will. We issued employment letters to each of our named executive officers when they were hired that provide for general employment terms and, in the case of Mr. Wolff, Mr. Salemme and Mr. Dozois, certain benefits payable in connection with a termination of employment under certain circumstances, such as termination without “cause,” as specified in their employment letters. The terms of these arrangements are described in further detail in the section below titled “Potential Payments upon Termination or Change in Control.” These severance benefits are intended to ensure that key executives are focused on the Company’s goals and objectives, as well as the interests of our stockholders, by removing uncertainties related to unexpected termination of employment.

In addition, all equity grants made to our named executive officers and non-executive employees under our 2000 Stock Incentive Plan, as Amended and Restated (the “2000 Stock Incentive Plan”) provide for 100% acceleration in the event that we are subject to a change in control and the equity obligation is not assumed by the acquiring Company.

Health and Welfare Benefits

Our executive officers receive the same health and welfare benefits offered to other employees including medical, dental, vision, life, accidental death and dismemberment, and disability insurance; and holiday pay. The same contribution amounts, percentages and plan design provisions are applicable to all employees.

Retirement Programs

The executive officers may participate in the same tax-qualified, employee-funded 401(k) plan offered to all other employees, through which we offered up to $4,083 in an annual matching contribution for the 2011 plan year that commenced August 1, 2011. We have no defined benefit pension plans or supplemental retirement plans for executives.

Perquisites and Personal Benefits

We do not provide special benefits or other perquisites to any of our named executive officers.

Taxation of “Parachute” Payments and Deferred Compensation

Sections 280G and 4999 of the Internal Revenue Code (the “Code”) provide that executive officers and directors who hold significant equity interests and certain other service providers may be subject to an excise tax if they receive payments or benefits in connection with a change in control that exceeds certain prescribed limits, and that we, or a successor, may forfeit a deduction on the amounts subject to this additional tax. Section 409A of the Code (“Section 409A”) also imposes additional significant taxes on the individual in the event that an executive officer, director or other service provider receives “deferred compensation” that does not meet the requirements of Section 409A. We do not provide any executive officer, including any named executive officer, with a “gross-up” or other reimbursement payment for any liability that he or she might owe as a result of the application of Sections 280G or 4999 of the Code. The employment letters with Mr. Wolff and Mr. Salemme allow the Company to accelerate severance payments to the extent necessary to comply with Section 409A and Mr. Wolff’s employment letter provides for a gross up for all taxes or other payments that may be due pursuant to Section 409A.

Other Policies and Considerations

Assessment of Risk in our Compensation Program

The Compensation Committee believes that the annual and long-term equity incentive compensation programs for our executive officers appropriately focus these individuals on our current and future business needs, without encouraging undue risk-taking. The Compensation Committee periodically assesses the Company’s compensation program to monitor and mitigate risk. This ongoing assessment includes consideration of the primary design features of the compensation plans and the process to determine incentive compensation eligibility and grant awards for employees. We believe that our compensation policies and practices for all employees, including named executive officers, do not create risks that are reasonably likely to have a material adverse effect on the Company.

Stock Ownership Guidelines

Given the early stage of Pendrell’s new business initiatives and the high percentage of executive equity holdings that are not yet vested, we currently do not require our executive officers to own a particular amount of our stock. The Compensation Committee is satisfied that stock and other equity holdings among our executive officers are sufficient at this time to provide appropriate motivation and to align this group’s long-term interests with those of our stockholders. However, we may in the future require our executive officers to own a particular amount of our stock, particularly as existing unvested performance based awards begin to vest.

Policies Regarding Granting of Equity Awards

During 2011, equity awards were granted to the Chief Executive Officer and individuals reporting directly to the Chief Executive Officer, during meetings of the Compensation Committee. The grant date for the awards was either (a) the individual’s employment start date or (b) the 15th day of the month following the individual’s employment start date, as determined by the Compensation Committee.

Our Board of Directors has authorized our Chief Executive Officer, who is also a member of our Board of Directors, to grant stock options and restricted stock awards to certain newly hired employees and consultants, subject to certain limitations, as follows:

•	the awards will be granted on the 15th day of each month following an individual’s employment start date;

•	the individual cannot report directly to the Chief Executive Officer or be subject to Section 16 reporting requirements;

•	the total number of shares granted under all awards to an individual during a single period may not exceed certain levels, as approved in advance by the Compensation Committee; and

•	the total number of shares granted under all awards by the Chief Executive Officer during a calendar year may not exceed 1,000,000 shares.

Each stock option must have an exercise price equal to the closing share price on the date of grant. We do not have either a policy or practice in place to grant equity awards that are timed to precede or follow the release or withholding of material nonpublic information.

Tax Deductibility of Executive Compensation

Section 162(m) of the Code (“Section 162(m)”) generally disallows an income tax deduction to publicly traded companies for compensation over $1.0 million paid to the Chief Executive Officer or any of the Company’s other four most highly compensated executive officers. Under Section 162(m), the Company may deduct compensation in excess of $1 million if it qualifies as “performance-based compensation,” as defined in Section 162(m). Stock options granted under the Company’s 2000 Stock Incentive Plan will qualify as performance-based compensation and be exempt from the Section 162(m) deductibility limit provided these stock options are approved by the Compensation Committee and granted in compliance with the requirements of Section 162(m). The Compensation Committee believes that in certain circumstances factors other than tax deductibility take precedence when determining the forms and levels of executive compensation most appropriate and in the best interests of the Company and its stockholders. Given the Company’s changing focus and its tax assets, as well as the competitive market for outstanding executives, the Compensation Committee believes that it is important for it to retain the flexibility to design compensation programs consistent with the Company’s overall executive compensation program, even if some executive compensation is not fully deductible by the Company. Accordingly, the Compensation Committee may from time to time approve elements of compensation for certain officers that are not fully deductible by the Company, and reserves the right to do so in the future when appropriate.

Policies on Hedging Economic Risk

No director or officer designated by our Board of Directors as a “reporting person or insider,” and no employee working in any of our corporate offices, may engage in any transaction involving the Company’s securities or securities of certain companies with whom we transact business (including a stock plan transaction such as an option exercise, a gift, a loan or pledge or hedge, a contribution to a trust, or any other transfer), without first obtaining pre-clearance of the transaction from our legal department.

Recovery of Incentive-Based Compensation

We recognize that our compensation program will be subject to the forthcoming rules and regulations to be promulgated by SEC as a result of Section 954 of the Dodd-Frank Act, which directs the SEC to issue rules prohibiting the listing on any national securities exchange of companies that do not adopt a policy providing for the recovery from any current or former executive officer of any incentive-based compensation (including stock options) awarded during the three-year period prior to an accounting restatement resulting from material noncompliance of the issuer with financial reporting requirements. We intend to adopt such a “clawback” policy which complies with all applicable standards when such rules become available.

EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth information regarding compensation earned by our named executive officers for service to us during 2011 and, if applicable, 2010, whether or not such amounts were paid in such year. None of the individuals served as a named executive officer during 2009.

Name and Principal Position	Year(1)	Salary ($)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
Benjamin G. Wolff	2011	621,609	1,250,000	—	1,320,500	30,000	3,222,109
President and Chief Executive Officer	2010	500,000	500,000	2,320,000	2,040,000	30,000	5,390,000

Thomas J. Neary(5)	2011	110,953	55,822	—	187,500	—	354,275
Vice President, Chief Financial Officer

Timothy P. Leybold(6)	2011	283,371	—	—	—	—	283,371
Former Interim Chief Financial Officer	2010	378,022	—	—	—	—	378,022

R. Gerard Salemme(7)	2011	294,680	707,946	482,500	1,637,000	30,000	3,152,126
Chief Strategy Officer, Executive Vice President

Joseph K. Siino(8)	2011	213,846	185,000	—	2,390,000	—	2,788,846
Chief IP Officer

Timothy M. Dozois(9)	2011	104,166	32,367	—	208,500	—	345,033
Acting General Counsel, Corporate Counsel

(1)	Compensation is provided only for years for which each individual was a named executive officer.
(2)	Reflects discretionary cash bonuses paid in February 2012 to our named executive officers for 2011 performance. These bonuses are described under “Compensation Discussion and Analysis” above.
(3)	Reflects the grant date fair value computed in accordance with applicable accounting guidance for stock and option awards granted during each year. These equity grants are described under “Compensation Discussion and Analysis” above or in the “Grants of Plan-Based Awards in 2011” or “Outstanding Equity Awards at 2011 Year-End” tables below.

Values not included in the table: In 2011, the Compensation Committee approved awards to the executives listed below with vesting tied to Company performance. On the grant date, achievement of the conditions was not deemed probable, and accordingly, pursuant to the SEC’s disclosure rules, no value is included in the table for these awards. Below are the fair values of such awards at grant date assuming achievement of the highest level of performance condition.

Name	2011 Performance Based Restricted Stock Awards ($)	2011 Performance Based Stock Appreciation Awards ($)
Benjamin G. Wolff	2,641,000	—
Thomas J. Neary	384,000	—
R. Gerard Salemme	1,946,000	—
Joseph K. Siino	—	1,826,000
Timothy M. Dozois	417,000	—

We have disclosed the assumptions made in the valuation of the restricted stock and option awards under Note 8 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The amounts reported do not reflect the compensation actually received by our named executive officers. There can be no assurance that stock options will be exercised (in which case no value will be realized by the individual) or that the value on vesting of exercise will approximate the compensation expense recognized by the Company.

(4)	Our named executive officers did not receive any other compensation from us during 2011 that was not provided to all employees generally, and the aggregate of which did not exceed $10,000. Mr. Wolff and Mr. Salemme were each paid $30,000 annually in connection with their service as a Board of Directors member of DBSD North America, Inc., our former subsidiary.
(5)	Mr. Neary joined us as our Chief Financial Officer in July 2011. His annualized base salary for 2011 was $250,000.
(6)	Mr. Leybold served as our former interim Chief Financial Officer under the terms of a consulting agreement with Tatum, LLC until Mr. Neary joined us in July 2011.
(7)	Mr. Salemme joined us as our Chief Strategy Officer in March 2011. His annualized base salary at the end of 2011 was $400,000.
(8)	Mr. Siino joined us as our Chief IP Officer in June 2011. His annualized base salary for 2011 was $400,000.
(9)	Mr. Dozois joined us as Corporate Counsel in July 2011. His annualized base salary for 2011 was $250,000.

Grants of Plan-Based Awards in 2011

The following table provides information concerning the long-term incentive awards made in 2011 to each of the named executive officers under our 2000 Stock Incentive Plan, with the exception of Mr. Leybold, our former interim Chief Financial Officer, who did not receive any awards during 2011.

			Estimated Future Payouts Under Equity Incentive Plan Awards(2)				All Other Stock Awards:	All Other Option Awards:
Name	Grant Date	Committee Action Date(1)	Threshold ($)	Target ($)		Maximum ($)	Number of Shares of Stock or Units (#)(3)	Number of Securities Underlying Options (#)(4)	Exercise or Base Price of Option Awards ($/Sh)(5)		Grant Date Fair Value of Stock and Option Awards ($)(6)

Benjamin G. Wolff	07/05/11			950,000		950,000					0
	07/15/11	07/05/11						950,000	$2.78		1,320,500

Thomas J. Neary	07/21/11			150,000		150,000					0
	08/15/11	07/18/11						150,000	$2.56		187,500

R. Gerard Salemme	03/04/11	02/11/11					250,000				482,500
	03/04/11	02/11/11						400,000	$1.93		664,000
	07/05/11			700,000		700,000					0
	07/15/11	07/05/11						700,000	$2.78		973,000

Joseph K. Siino	06/17/11	06/14/11						1,000,000	$2.81		2,390,000
	06/17/11	06/14/11		500,000	(7)				$6.00	(7)	0
	06/17/11	06/14/11		350,000	(7)				$10.00	(7)	0

Timothy M. Dozois	07/05/11			150,000		150,000					0
	07/15/11	07/05/11						150,000	$2.78		208,500

(1)	The equity awards were approved by the Compensation Committee prior to the executive officer’s start date; the grant dates for these awards were the later of (a) the approval date; (b) the employment start date; or (c) such later date as determined by the Compensation Committee.
(2)	These performance-based restricted stock awards may vest in four (4) 25% increments following the one year anniversary of the grant date, upon achievement of four (4) different performance targets, each of which independently triggers a vesting event as to 25% of the restricted shares. If any one of, or all of, the performance targets are not met within seven years, the unvested awards will be forfeited.
(3)	Mr. Salemme’s restricted stock award vests in four equal annual installments beginning March 4, 2012.
(4)	The stock options awarded to Mr. Wolff, Mr. Salemme, Mr. Siino and Mr. Dozois vest in four equal annual installments beginning June 17, 2012; Mr. Neary’s stock option vests in four equal annual installments beginning July 21, 2012.
(5)	The exercise price is the closing sales price of our common stock on NASDAQ on the grant date.
(6)	Reflects the grant date fair value computed in accordance with applicable accounting guidance for the stock and option awards. See footnote (1) to the “Summary Compensation” table above for further information on the performance based restricted stock awards and stock appreciation rights granted in 2011.
(7)	The stock appreciation rights granted to Mr. Siino were awarded at a substantially higher base price than our current stock price, and will only vest in the event the Company achieves certain net income goals for a period of two consecutive calendar years and can be settled only in cash. As such, these stock appreciation rights do not diminish the shares available for issuance under our 2000 Stock Incentive Plan. In order for Mr. Siino to realize any value from the awards upon achievement of the net income goals, the Company’s stock price will need to be in excess of the $6.00 and $10.00 base price of each award. If the performance conditions are not met within seven (7) years or if the Company’s stock price is not in excess of the respective base price at the time such net income goals are achieved, the awards will be forfeited.

Outstanding Equity Awards

The following table shows certain information regarding outstanding equity awards at December 31, 2011, for the named executive officers (with the exception of Mr. Leybold, our former interim Chief Financial Officer, who did not have outstanding equity awards).

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)		Market Value of Shares of Stock That Have Not Vested ($)(12)	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (#)		Equity Incentive Plan Awards: Market Value of Unearned Shares That Have Not Vested ($)(12)
Mr. Wolff	30,000	(1)	0			4.25	11/14/15
	30,000	(1)	0			5.85	10/01/16
	30,000	(1)	0			3.50	10/01/17
	22,500	(1)	7,500			1.01	10/01/18
	500,000	(2)	1,500,000			1.16	02/15/20
	0	(3)	950,000			2.78	07/15/21
								750,000	(13)	1,920,000	500,000	(13)	1,280,000
											950,000	(14)	2,432,000

Mr. Neary	0	(4)	150,000			2.56	08/15/21
											150,000	(14)	384,000

Mr. Salemme	120,000	(1)	0			4.25	11/14/15
	500,000	(5)	0			4.25	11/14/15
	30,000	(1)	0			5.85	10/01/16
	20,000	(1)	0			5.90	10/03/16
	30,000	(1)	0			3.50	10/01/17
	22,500	(1)	7,500			1.01	10/01/18
	25,000	(6)	75,000			1.61	06/30/20
	7,500	(7)	22,500			1.63	10/01/20
	0	(8)	400,000			1.93	03/04/21
	0	(3)	700,000			2.78	07/15/21
								250,000	(8)	640,000
											700,000	(14)	1,792,000

Mr. Siino	0	(9)	1,000,000			2.81	06/17/21
				500,000	(11)	6.00	06/17/21
				350,000	(11)	10.00	06/17/21

Mr. Dozois	7,500	(10)	22,500			1.50	06/15/20
	0	(3)	150,000			2.78	07/15/21
											150,000	(14)	384,000

(1)	Reflects option grants made in connection with services provided as a director, prior to joining the Company as an executive officer. The stock options vest at the rate of 25% each year. The 7,500 unvested options vest in one remaining installment on October 1, 2012.
(2)	The stock options vest at the rate of 25% each year, beginning January 1, 2010.
(3)	The stock options vest at the rate of 25% each year, beginning June 17, 2012.
(4)	The stock options vest at the rate of 25% each year, beginning July 21, 2012.
(5)	Reflects an option grant made in connection with services provided as a consultant, prior to joining the Company as an executive officer.
(6)	Reflects option grants made in connection with services provided as a director, prior to joining the Company as an executive officer. The stock options vest at the rate of 25% each year, beginning July 30, 2011.
(7)	Reflects option grants made in connection with services provided as a director, prior to joining the Company as an executive officer. The stock options vest at the rate of 25% each year, beginning October 1, 2011.
(8)	Mr. Salemme’s stock option and restricted stock award vest at the rate of 25% each year, beginning March 4, 2012.
(9)	The stock options vest at the rate of 25% on June 17, 2012 and 1/48th on each monthly anniversary thereafter.
(10)	Reflects an option grant made in connection with services provided as a consultant, prior to joining the Company as an executive officer. The stock option vests at the rate of 25% each year, beginning June 15, 2011.
(11)	See footnote (7) to the “Grants of Plan-Based Awards in 2011” table above for the performance based vesting terms of these stock appreciation rights. The number of stock appreciation rights indicated is the maximum number of shares that could vest under the award.
(12)	The market value of stock was computed by multiplying the number of shares by our closing stock price on December 30, 2011 (the last business day of the year), of $2.56 per share.
(13)	The vesting conditions under this restricted stock award are as follows: 750,000 are time-based and vest in three remaining equal annual installments on January 1, 2012, January 1, 2013 and January 1, 2014; 500,000 are subject to vest upon specific performance criteria.
(14)	See footnote (2) to the “Grants of Plan-Based Awards in 2011” table above for the performance based vesting terms of these restricted stock units. The number of restricted stock units shown is the maximum number of shares that could vest under the award.

Option Exercises and Stock Vested in 2011

The following table provides information on the value of stock awards that vested for Mr. Wolff, the only named executive officer who acquired shares on vesting of stock awards during 2011. None of our named executive officers exercised any of their outstanding stock options during 2011.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Shares Withheld to Cover Withholding (#)	Net Number of Shares Received (#)	Value Realized on Vesting ($)(1)
Mr. Wolff	750,000	69,115	680,885	1,630,000

(1)	Calculated based upon the gross number of shares acquired upon vesting (without taking into account shares withheld to cover taxes) and the closing price of our common stock on the respective vesting date(s).

Pension Benefits

During 2011, the Company did not provide pension benefits for any named executive officer.

Non-Qualified Deferred Compensation

During 2011, the Company did not provide non-qualified deferred compensation benefits for any named executive officer.

Potential Payments Upon Termination or Change in Control

The following summaries and tables set forth certain compensation that would have become payable under existing plans and arrangements if the named executive’s employment had terminated on December 31, 2011.

Change in Control

All employees, including the named executive officers, are entitled to acceleration of the shares underlying their stock option grants upon the occurrence of certain events. Specifically, under the terms of the 2000 Stock Incentive Plan, in the event of a Corporate Transaction (as defined in the 2000 Stock Incentive Plan), outstanding awards will either automatically vest, or, depending on the type of Corporate Transaction, may be replaced with essentially equivalent awards from the surviving entity in the Corporate Transaction.

Termination

Mr. Wolff, Mr. Salemme and Mr. Dozois are the only named executive officers who have severance provisions in their employment letters that may be triggered upon termination of employment. The following descriptions are based upon the terms of each such employment letter:

Benjamin G. Wolff. Mr. Wolff’s employment is at-will, and he is subject to termination with or without cause. However, if we terminate Mr. Wolff without Cause, or if he terminates his employment due to Disability or resigns from the Company for Good Reason (as those terms are defined in his employment letter), upon execution of a release of claims, he is entitled to: (i) payment of an amount equal to two times the sum of his base salary then in effect (which is currently $750,000) plus 100% of his target bonus (which is currently $750,000); provided that the payments will be accelerated to the extent necessary to comply with Section 409A, plus a full gross up for all taxes and other payments that may be due pursuant to Section 409A; (ii) continuation of health benefits for up to two (2) years; and (iii) vesting of all options and shares of restricted stock in which he would have vested had he remained actively employed through the second anniversary of the date of termination (with the exception of the July 5, 2011 grant of performance based restricted stock).

R. Gerard Salemme. Mr. Salemme’s employment is at-will, and he is subject to termination with or without cause. However, if we terminate Mr. Salemme without Cause, or if he terminates employment due to Disability or resigns from the Company for Good Reason (as those terms are defined in his employment letter), upon execution of a release of claims, he is entitled to: (i) payment of an amount equal to his base salary then in effect (which is currently $400,000) plus 100% of his target bonus (which is currently $400,000); provided that the payments will be accelerated to the extent necessary to comply with Section 409A and (ii) vesting of all options and shares of restricted stock in which he would have vested had he remained actively employed through the second anniversary of the date of termination (with the exception of the July 5, 2011 grant of performance based restricted stock).

Timothy M. Dozois. Mr. Dozois’ employment is at-will, and he is subject to termination with or without cause. However, if we terminate Mr. Dozois without Cause, or if he resigns from the Company for Good Reason (as those terms are defined in his employment letter), upon execution of a release of claims, he is entitled to payment of an amount equal to his base salary then in effect (which is currently $250,000).

Estimated Payments

The tables below set forth potential benefits that each named executive officer would be entitled to receive upon termination of employment or change in control in the situations outlined above. These disclosed amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the named executive officers at the time they become eligible for payment. The amounts shown in the table are the amounts that could be payable under existing plans and arrangements if the named executive officer’s employment had terminated at December 31, 2011. Values for equity awards are based on our closing price on December 30, 2011, the last business day of the calendar year. The table below does not include amounts to which the named executive officers would be entitled that are already described in the compensation tables appearing earlier in this Amendment, including the value of equity awards that have already vested.

	Change in Control	Employment Termination Events (2)			Total
Name	Accelerated Vesting of Equity Awards	Severance Payment(3)	Accelerated Vesting of Equity Awards	Health Insurance Coverage	Change in Control	Termination
Mr. Wolff	$7,743,625	$2,250,000	$3,971,625	$48,103	$7,743,625	$6,269,728	(4)
Mr. Neary	$384,000	$0	$0	$0	$384,000	$0
Mr. Leybold(1)	—	—	—	—	—	—
Mr. Salemme	$2,787,800	$800,000	$265,360	$0	$2,787,800	$1,065,360
Mr. Siino	$0	$0	$0	$0	$0	$0
Mr. Dozois	$407,850	$250,000	$0	$0	$407,850	$250,000

(1)	Mr. Leybold, our former interim Chief Financial Officer, was not entitled to any of the above benefits upon change in control or termination as he was engaged indirectly by the Company under a consulting fee arrangement with Tatum LLC.
(2)	As described above, Mr. Wolff, Mr. Salemme and Mr. Dozois are entitled to certain severance payments in the event they are terminated without Cause, or if they resign from the Company for Good Reason (as those terms are defined in their employment letter); Mr. Wolff and Mr. Salemme are also entitled to these payments in the event their employment is terminated due to Disability (as defined in their employment letter).
(3)	Mr. Wolff’s severance payment is equal to two times the sum of his annual base salary plus 100% of his annual target performance bonus; Mr. Salemme’s severance payment is equal to the amount of his annual base salary plus 100% of his annual performance bonus; Mr. Dozois’ severance payment is equal to the amount of his annual base salary.
(4)	The total amount Mr. Wolff would be entitled to receive in the event of certain termination events (as described above), does not include a gross up amount for taxes that may become due under 409A.

Overview of Director Compensation Program

Compensation Earned by Non-Employee Directors During the First Half of 2011

Pursuant to the Board of Directors Compensation Policy in effect during the first half of 2011, each director determined to be independent within the meaning of the applicable NASDAQ listing standards, received an annual retainer of $30,000, payable in quarterly installments of $7,500. Our directors did not receive any additional fees for their committee service or number of meetings attended.

Compensation Earned by Non-Employee Directors During the Second Half of 2011

During the second half of 2011, a new Board of Directors Compensation Policy (the “2011 Policy”) was adopted which provides for (i) an annual retainer of $250,000, paid annually, to our Board of Directors Chair and (ii) an annual retainer, paid quarterly, to each of our independent directors (who are not the paid Board of Directors Chair) for their Board of Directors and committee service, as follows:

Board of Directors and Committee Service	Annual Retainer
Independent Director	$50,000
Audit Committee Chair	$20,000
Compensation Committee Chair	$20,000
Nominating and Governance Committee Chair	$15,000	*
Audit Committee Member	$8,000
Compensation Committee Member	$8,000
Nominating and Governance Committee Member	$8,000	*

*	Fees for Nominating and Governance Committee Chair and Members approved in February 2012 for their service period commencing January 1, 2012.

The annual retainer earned by our independent directors is paid in four equal quarterly installments on or about the first day of July, October, January and April to those directors who served on our Board of Directors through the end of the applicable period. Non-employee directors are also reimbursed for customary and usual travel expenses incurred attending company meetings.

The 2011 Policy also provides for the grant of stock options to our independent directors under the terms of our 2000 Stock Incentive Plan. All independent directors receive an initial option to purchase 75,000 shares of Class A common stock, vesting over four equal annual installments. In addition, all independent directors receive an annual option to purchase 60,000 shares of Class A common stock on October 1 of each year, vesting 100% on the one-year anniversary. All options granted have an exercise price equal to the fair market value of our Class A common stock on the date of grant, have a term of 10 years and fully accelerate following a change in control, if they are not assumed or substituted by the successor company.

To further align the interests of our directors with the interests of our stockholders, our non-employee directors may elect to receive all or part of their director fees in the form of Class A common stock. The Class A common stock portion of the payment of the fee earned each quarter is issued on the first trading day of the following quarter. The number of shares issued is equal to the amount of the fee that would have been paid to the non-employee director during the preceding quarter divided by the fair market value of a share of Class A common stock (the closing price of our stock as reported on NASDAQ) on the final business day of the quarter for which payment is earned. Only whole numbers of shares of Class A common stock are issued; fractional shares are paid in cash.

Director Compensation for 2011

The table below sets forth certain information regarding the compensation earned by, or awarded to, each non-employee director who served on our Board of Directors in 2011. During 2011, Messrs. Wolff and Salemme were each employees of Pendrell, so were not compensated for their services as directors of the Company. We also reimburse directors for reasonable travel and accommodation expenses incurred in connection with Company business, the values of which are not included in the table below.

Name	Fees Earned or Paid in Cash(1)	Option Awards (3)(4)	Total
Richard P. Emerson	$44,000	$66,000	$110,000
Richard P. Fox	$54,000	$66,000	$120,000
Nicolas Kauser(5)(6)	$12,500	$66,000	$78,500
Craig O. McCaw(6)	$250,000	$—	$250,000
Stuart M. Sloan	$44,000	$66,000	$110,000
H. Brian Thompson	$54,000	$66,000	$120,000
Barry L. Rowan(7)	$15,000	$—	$15,000

(1)	Director fees were paid at the end of the quarter for which services were provided. As noted above, beginning with third quarter, directors may elect to receive all, or a portion of, their cash compensation in the form of stock. The amounts in the “Fees Earned or Paid in Cash” column represent the amounts paid to directors in the form of cash, unless otherwise indicated as follows:

	Fees Earned or Paid in Cash
Name	Fees Paid in Cash	Stock in Lieu of Cash (#)	Value of Stock (2)	Total
Richard P. Emerson	$15,000	12,108	$29,000	$44,000
Richard P. Fox	$34,000	8,350	$20,000	$54,000
Craig O. McCaw	$—	90,909	$250,000	$250,000
Stuart M. Sloan	$15,000	12,108	$29,000	$44,000
H. Brian Thompson	$34,502	8,141	$19,498	$54,000

(2)	The “Value of Stock” column reflects the value of the stock issued in lieu of cash based on the closing market value of our common stock on the last trading day of the quarter in which the fees were earned.
(3)	Amounts reported reflect the grant date fair value of each stock option granted during 2011 computed in accordance with ASC 718, excluding estimated forfeitures. See Note 8 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, for the assumptions underlying the grant date fair value. The amounts reported do not reflect the compensation actually received by the directors. There can be no assurance that stock options will be exercised (in which case no value will be realized by the individual) or that the value on vesting of exercise will approximate the compensation expense recognized by the Company.

(4)	The aggregate number of stock option awards outstanding held by each director (representing unexercised stock options, both vested and unvested) at December 31, 2011, is as follows:

Name	Number of Shares Subject to Outstanding Option Awards
Richard P. Emerson	210,000
Richard P. Fox	285,000
Nicolas Kauser	220,000
Craig O. McCaw	300,000
Stuart M. Sloan	185,000
H. Brian Thompson	380,000
Barry L. Rowan(6)	375,000

(5)	Mr. Kauser did not receive director fees until the fourth quarter of 2011, when the Board of Directors determined that he was independent under applicable NASDAQ listing standards.
(6)	Although Mr. McCaw and Mr. Kauser did not begin receiving director fees until the third and fourth quarter, respectively, of 2011, the Company’s advisory services agreement with Eagle River was in effect until July 2011. This agreement required (i) payment of an annual fee of $500,000 in quarterly installments in stock or cash, and (ii) reimbursement of out-of-pocket expenses. The Company elected to make all quarterly payments in Class A common stock, and total payments for the year ended December 31, 2011 were 105,595 shares of Class A common stock and $100,000 in reimbursable expenses.
(7)	Mr. Rowan did not stand for re-election to the Board of Directors at our June 2011 meeting. The amount reported in the “Fees Earned or Paid in Cash” column reflects a partial year of service. Mr. Rowan did not receive any option awards during 2011. Upon Mr. Rowan’s departure, the Committee approved the continued vesting of his outstanding option awards for a period of two years following the date he ceased providing services as a director.

Compensation Committee Interlocks and Insider Participation

The Board of Directors currently has a Compensation Committee consisting of Messrs. Fox, Sloan and Thompson. The Compensation Committee of the Board of Directors was established by the Board of Directors to: (i) act on behalf of the Board of Directors in fulfilling the Board of Director’s responsibilities to oversee the Company’s compensation policies, plans and programs; (ii) review and determine the compensation to be paid to the Company’s executive officers and directors; (iii) review the Compensation Discussion and Analysis (“CD&A”) with management and make a recommendation as to whether the CD&A should be included in the Company’s annual report and/or proxy statement; (iv) prepare and review the Compensation Committee Report included in the Company’s annual report and/or proxy statement in accordance with applicable rules and regulations of the SEC in effect from time to time; and (v) perform such other functions as may be deemed necessary or convenient in the efficient and lawful discharge of the foregoing. The charter grants the Compensation Committee members full access to all books, records, facilities and personnel of the Company, as well as the authority to obtain, at the expense of the Company, advice and assistance from internal and external legal, accounting or other advisors and consultants and other external resources that the Compensation Committee considers necessary or appropriate in the performance of its duties. In particular, the Compensation Committee has the authority to retain compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultants’ reasonable fees and other retention terms.

No member of the Compensation Committee is, or was during 2011, an officer or employee of Pendrell, and none of the Company’s executive officers serves, or during 2011 served, as a member of a compensation committee (or other Board of Directors committee performing equivalent functions) of any entity that has one or more executive officers serving as a member of the Company’s Compensation Committee. No member of the Compensation Committee is a former officer of the Company, nor does any executive officer of the Company serve as a director of any entity that is in any manner affiliated with a member of the Compensation Committee.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this annual report on Form 10-K/A (amendment no. 1). Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K/A (amendment no. 1). The material in this report is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of the Company the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.

COMPENSATION COMMITTEE

Mr. H. Brian Thompson (Chair)
Mr. Richard P. Fox
Mr. Stuart M. Sloan

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

2011 Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2011, relating to Pendrell’s equity compensation plans pursuant to which grants of stock options, restricted stock, or other rights to acquire shares may be granted from time to time.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted-average exercise price of outstanding options, warrants and rights(2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	14,233,495	$2.53	898,096
Equity compensation plans not approved by security holders	—	$—	—

Total	14,233,495	$2.53	898,096

(1)	Excludes 4,610,909 shares of restricted stock awards granted that remain subject to forfeiture; excludes the grant of 1,950,000 stock appreciation rights, as the awards are settled in cash and do not count toward the number of shares outstanding under the plan; and excludes warrants to purchase 3,200,000 shares of the Company’s Class A common stock with an exercise price of $0.01 per share which expire on December 12, 2012.
(2)	Excludes the impact of 4,610,909 shares of restricted stock awards that have no exercise price.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of April 16, 2012, as to shares of common stock beneficially owned by: (i) each person who is known by us to own beneficially more than 5% of either our Class A common stock or Class B common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and named executive officers as a group. The information provided in the table is based on our records, information filed with the SEC and information furnished by the respective individuals or entities, as the case may be.

Applicable percentage ownership is based on 207,464,324 shares of Class A common stock and 53,660,000 shares of Class B common stock outstanding at April 16, 2012.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock that a person has the right to acquire within 60 days of April 16, 2012. See footnote 8 for a description of these rights. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

	Shares Beneficially Owned(1)
	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner (2)	Number of Shares Beneficially Owned(8)	Percent of Class	Number of Shares Beneficially Owned	Percent of Class	% Total Voting Power (3)
5% Stockholders
Eagle River Satellite Holdings, LLC and affiliates(4)	43,968,412	20.9%	44,360,000	82.7%	65.3%
James D. Dondero, Highland Capital Management, L.P., and affiliates (5)	52,679,332	25.4%	—	—	7.1%
CDR-SATCO, LLC(6)	11,311,120	5.5%	—	—	1.5%
Mente, L.L.C.(7)	1,912,080	*	9,300,000	17.3%	12.8%

Named Executive Officers
Benjamin G. Wolff	3,925,454	1.9%	—	—	*
Thomas J. Neary	150,000	*	—	—	*
Timothy P. Leybold	—	—	—	—	*
R. Gerard Salemme	1,884,875	*	—	—	*
Joseph K. Siino	1,767,000	*	—	—	*
Timothy M. Dozois	165,000	*	—	—	*

Directors (other than Mr. Wolff and Mr. Salemme indicated above)
Richard P. Emerson	55,163	*	—	—	*
Richard P. Fox	68,431	*	—	—	*
Nicolas Kauser	97,500	*	—	—	*
Craig O. McCaw(9)	44,314,321	21.0%	44,360,000	82.7%	65.3%
Stuart M. Sloan	49,679	*	—	—	*
H. Brian Thompson	286,876	*	—	—	*
All directors and executive officers as a group (12 persons)	52,764,299	24.7%	44,360,000	82.7%	66.2%

*	Less than one percent of the outstanding Class A or Class B common stock, respectively.
(1)	We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named have sole voting and investment power with respect to all shares of common stock that they beneficially own. Holders of restricted shares have sole voting power, irrespective of whether the restricted shares have vested. See the “Outstanding Equity Awards at 2011 Fiscal Year-End” table for information on outstanding restricted stock awards that remain subject to vesting and forfeiture restrictions.
(2)	Unless otherwise indicated, the address of each beneficial owner indicated is c/o Pendrell Corporation, 2300 Carillon Point, Kirkland, Washington 98033.
(3)	Percentage total voting power represents voting power with respect to all shares of our Class A common stock and Class B common stock, as a single class. Each holder of Class B common stock is entitled to ten votes per share of Class B common stock and each holder of Class A common stock is entitled to one vote per share of Class A common stock on all matters submitted to our stockholders for a vote. The Class A common stock and Class B common stock vote together as a single class on all matters submitted to a vote of our stockholders, except as may otherwise be required by law. The Class B common stock is convertible at any time by the holder into shares of Class A common stock on a share-for-share basis.
(4)	Includes the 20,696,037 shares of Class A common stock beneficially owned by Eagle River Satellite Holdings, LLC; 2,339,724 shares of Class A common stock held by Eagle River, Inc.; 17,932,651 shares of Class A common stock held by Eagle River Partners, LLC; and 3,000,000 shares of Class A common stock that may be acquired upon exercise of a warrant, as described in footnote 8 below. Mr. McCaw is the sole manager and beneficial member of Eagle River Investments, LLC, which is the controlling member of Eagle River Satellite Holdings, LLC, the controlling shareholder of Eagle River, Inc. and the manager and voting member of Eagle River Partners, LLC. The address for Eagle River is 4400 Carillon Point, Kirkland, Washington 98033.
(5)	Information based on Schedule 13D/A filed with the SEC on September 1, 2010 by Highland Capital Management, L.P. (“Highland Capital”) and Form 4s filed with the SEC by Highland Capital as of April 16, 2012 and by James Dondero on March 22, 2010. Includes shares of Class A common stock beneficially owned and/or held by or for the account of James D. Dondero, (including through family trusts), Highland Capital, and Strand Advisors, Inc. Highland Capital serves as an investment adviser to, and manages investment and trading accounts of, other persons and may be deemed, through investment advisory contracts or otherwise, to beneficially own securities owned by other persons. Strand Advisors is the general partner of Highland Capital and may be deemed to beneficially own securities owned by Highland Capital. Mr. Dondero is the President and a director of Strand Advisors and may be deemed to beneficially own securities owned by Strand Advisors. Mr. Dondero, Highland Capital and Strand Advisors disclaim beneficial ownership of the securities covered on the Schedule 13D/A filed with the SEC on September 1, 2010, except to the extent of any pecuniary interest therein. The address of Mr. Dondero and Highland is Two Galleria Tower, 13455 Noel Road, Suite 800, Dallas, Texas 75240.
(6)

Based on information as of December 31, 2011, contained in a Schedule 13G/A filed with the SEC February 14, 2012, by CDR-SATCO, LLC. CDR-SATCO, LLC shares voting and dispositive power over the Company’s shares owned by CDR- SATCO, LLC with Clayton, Dubilier & Rice Fund VI Limited Partnership (“Fund VI”), CD&R Associates VI Limited Partnership (“Associates VI LP”), and CD&R Investment Associates VI, Inc. (“Associates VI, Inc.”). Fund VI is the sole member of CDR- SATCO, LLC. Associates VI LP is the general partner of Fund VI. Associates VI, Inc. is the general partner of Associates VI LP. As a result, each of Fund VI, Associates VI LP and

Associates VI, Inc. may be deemed to be the beneficial owner of the shares owned by CDR-SATCO, LLC. Each of Associates VI LP and Associates VI, Inc. disclaims beneficial ownership of those shares. Associates VI, Inc. is managed by a Board of Directors comprised of over fifteen individuals, and all action relating to the voting or disposition of these shares requires approval of a majority of the Board of Directors. As a result, no person controls the voting and disposition of Associates VI, Inc. with respect to the shares shown as beneficially owned by CDR-SATCO, LLC. The address of CDR-SATCO, LLC is 1209 Orange Street, Wilmington, New Castle County, Delaware 19801.
(7)	Based on its Schedule 13G/A filed with the SEC on February 14, 2011, wherein Mente, L.L.C. reported all common stock held may be deemed to be beneficially owned by William H. Gates, III as the sole member of Mente, L.L.C. The address of Mente, L.L.C. is 2365 Carillon Point, Kirkland, Washington 98033.
(8)	The number of shares beneficially owned by our named executive officers and directors, include shares issuable upon exercise of outstanding options held by such individual that are exercisable within 60 days of April 16, 2012. Restricted stock awards granted, the vesting of which are conditioned upon stockholder approval of an amendment and restatement of the 2000 Stock Incentive Plan to increase the number of shares available for issuance under the Plan, are not included.

Name	Options Exercisable
Mr. Wolff	1,112,500
Mr. Neary	0
Mr. Salemme	855,000
Mr. Siino	0
Mr. Dozois	15,000
Mr. McCaw	255,000
Mr. Kauser	97,500
Mr. Thompson	275,000
Mr. Emerson	37,500
Mr. Fox	56,250
Mr. Sloan	31,250

The number of shares beneficially owned by Eagle River Investments, LLC includes 3,000,000 shares of Class A common stock that it may acquire upon exercise of a warrant at an exercise price of $0.01 per share, which expires on December 12, 2012.

(9)	Includes (i) 90,909 shares of Class A common stock held directly by Mr. McCaw and (ii) 43,968,412 shares of Class A common stock and 44,360,000 shares of Class B common stock beneficially owned by Eagle River Satellite Holdings, LLC and its affiliates. See footnote 4 above. Mr. McCaw is the sole manager and beneficial member of Eagle River Investments, LLC, which is the controlling member of Eagle River Satellite Holdings, LLC, the controlling shareholder of Eagle River, Inc. and the manager and voting member of Eagle River Partners, LLC.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Director Independence

Director Independence. Messrs. Emerson, Fox, Kauser, Sloan and Thompson are independent directors within the meaning of the NASDAQ listing standards. As such, a majority of the Company’s directors are currently independent, as are all members of the Company’s Audit Committee, Compensation Committee and Nominating and Governance Committee. Members of the Audit Committee also satisfy a separate independence requirement pursuant to the Securities Exchange Act of 1934 which requires that they may not accept directly or indirectly any consulting, advisory or other compensatory fee from us or any of our subsidiaries other than their directors’ compensation or be an affiliated person of ours or any of our subsidiaries.

Each year, our directors are obligated to complete a questionnaire which requires them to disclose any transactions with us in which the director or any member of his or her immediate family might have a direct or potential conflict of interest. Based on its analysis of the responses, the Board of Directors determined that all directors, except for Mr. Wolff and Mr. Salemme, because of their employment relationship with the Company and Mr. McCaw because of his ownership of Eagle River, are independent under its guidelines and free from any relationship that would interfere with the exercise of their independent judgment.

Review, Approval and Ratification of Transactions with Related Persons

All proposed related-party transactions are subject to review and approval by the Audit Committee. In determining whether to approve or ratify a related-party transaction, the Audit Committee will take into account, among other factors deemed appropriate, whether the related-party transaction is on terms no more favorable to the counterparty than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction. To assist with the identification of potential related-party transactions, we solicit information through questionnaires in connection with the appointment of new directors and executive officers and on an annual basis with respect to existing directors and executive officers.

Related Party Transactions

Eagle River Satellite Holdings, LLC (“ERSH”), Eagle River Investments, LLC, Eagle River, Inc., and Eagle River Partners, LLC (“ERP”)—ERSH is the Company’s controlling stockholder. ERSH, together with its affiliates Eagle River Investments, LLC, Eagle River, Inc. and ERP (collectively, “Eagle River”) holds an economic interest of approximately 32.8% and a voting interest of approximately 65.2% in the Company as of December 31, 2011. In addition, Eagle River Investments, LLC holds warrants exercisable through December 12, 2012 to purchase an aggregate of three million shares of the Company’s Class A common stock at an exercise price of $0.01 per share.

Until its termination on July 11, 2011, the Company had an agreement with Eagle River, Inc. to provide advisory services to the Company (“Advisory Services Agreement”). This Advisory Services Agreement required (i) payment of an annual fee of $500,000 in quarterly installments in stock or cash, at the Company’s option, and (ii) reimbursement of out-of-pocket expenses. The Company elected to make all quarterly payments in Class A common stock. During the year ended December 31, 2011, the Company issued 105,595 shares of Class A common stock to Eagle River, Inc. as compensation for advisory services. The Company and Eagle River, Inc. mutually agreed to terminate the Advisory Services Agreement effective as of July 11, 2011. The Company was not required to make any payments to Eagle River, Inc. as a result of the termination of the Advisory Services Agreement.

Effective December 15, 2010, the Company subleases from Eagle River, Inc. the office space for the Company’s headquarters in Kirkland, Washington. The sublease is a pass-through agreement, pursuant to which the Company pays rent to Eagle River, Inc. and reimburses costs and expenses to Eagle River, Inc. that Eagle River, Inc. pays to its third-party landlord. The sublease expires contemporaneously with the expiration of the underlying prime lease in July 2012. Total payments made to Eagle River, Inc. under this agreement during the year ended December 31, 2011 totaled $300,000. During the year ended December 31, 2011, the Company also paid $100,000 to Eagle River, Inc. for the purchase of certain office furniture and equipment in the sub-leased space.

Benjamin G. Wolff, the Company’s President and Chief Executive Officer, was previously the President of Eagle River, Inc., and was compensated by both the Company and Eagle River. Effective July 11, 2011, Mr. Wolff resigned as President of Eagle River, Inc. and no longer receives compensation from Eagle River other than compensation for serving as a representative on certain Boards of Directors at Eagle River’s request.

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

Davis Wright Tremaine—Mr. Wolff is the spouse of a partner at the law firm Davis Wright Tremaine LLP, which provides the Company with ongoing legal services. Total payments made to Davis Wright Tremaine LLP for 2011 were $300,000.

Indemnification Agreements

The Company has entered into an indemnification agreement with each executive officer and director which provides, among other things, that the Company will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of the Company, and otherwise to the fullest extent permitted under Delaware law and the Company’s Bylaws.

Under an indemnification agreement between the Company and Eagle River Investments, LLC, we are required to indemnify, defend, and hold harmless Eagle River Investments, LLC, its affiliates, and their respective members, directors, officers, agents, employees and controlling persons against claims, liabilities, losses, damages and fees and expenses incurred resulting from, or in connection with, the fact that such entity or person is or was a stockholder, director, officer, or employee of the Company or any of its subsidiaries, or based on an alleged breach of his or her fiduciary duty as a director or officer of the Company or any of its subsidiaries. The indemnification obligation is subject to certain exceptions, including losses and damages incurred through certain violations of the U.S. securities laws and damages caused by acts that a court determines to be a breach of fiduciary duties, gross negligence, or willful misconduct. We agreed to advance reasonable costs and expenses incurred for defending any claim upon receipt of an undertaking to repay the advanced amounts if it is ultimately determined the indemnitee was not entitled to indemnification under the agreement.

Under an indemnification agreement with Cascade Investment, we are similarly required to indemnify Cascade Investment, its affiliates (including Mente), and their respective members, directors, officers, agents, employees and controlling persons.

Item 14.	Principal Accounting Fees and Services.

Principal Accountant Fees and Services

The following table represents aggregate fees and expenses billed to the Company for the fiscal years ended December 31, 2011 and 2010 by Deloitte & Touche LLP.

	Fiscal Year Ended December 31,
	2011	2010

Audit Fees (1)	$470,285	$457,500
Audit-related Fees (2)	8,015	—
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$478,300	$457,500

(1)	Audit Fees consist of fees and expenses for professional services rendered by Deloitte & Touche LLP in connection with: (i) the audit of the Company’s annual financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and review of the interim financial statements included in the quarterly reports on Form 10-Q; (ii) the audit of the Company’s internal control over financial reporting; and (iii) services that are normally provided in connection with statutory and regulatory filings or engagements.
(2)	Audit-related Fees consist of fees for assurance and related services rendered by Deloitte & Touche LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under Audit Fees. This category includes fees related to audit and attest services not required by statute or regulations, including accounting and tax due diligence related to mergers, acquisitions and investments, and consultations concerning financial accounting and reporting standards.

Pre-Approval Policies and Procedures

The Audit Committee charter permits the Audit Committee to delegate pre-approval authority to subcommittees consisting of one or more individuals, as well as to pre-approve defined categories of services. However, the Audit Committee has not done so, but has instead pre-approved all audit and non-audit services rendered by Deloitte & Touche LLP as part of the scope of the independent registered public accounting firm engagement or on a case-by-case basis prior to engagement for service. All of the services provided by Deloitte & Touche LLP in 2011 were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(3)    Exhibits

Ex. 31.1*	Certification of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

Ex. 31.2*	Certification of the principal accounting and financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENDRELL CORPORATION
(Registrant)

Date: April 27, 2012	By:	/S/ BENJAMIN G. WOLFF
Benjamin G. Wolff
Chief Executive Officer and President
(Principal Executive Officer)