Form 10-Q
period 2012-03-31
Pendrell Corp
filed 2012-05-04
CIK 1359555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, the registrant had 207,464,324 shares of Class A common stock and 53,660,000 shares of Class B convertible common stock outstanding.

PENDRELL CORPORATION

FORM 10-Q

For the three months ended March 31, 2012

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Pendrell Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$208,621	$230,377
Receivable from DISH Network associated with disposition of assets	—	10,000
Prepaid expenses and other current assets—net of reserve of $2,750 in both periods	5,024	2,443
Deferred tax asset	49,570	49,570

Total current assets	263,215	292,390
Property in service—net of accumulated depreciation of $1,012 and $962, respectively	259	288
Other assets	29	131
Intangible assets—net of accumulated amortization of $4,700 and $1,986, respectively	144,681	120,145
Goodwill	22,093	22,093

Total	$430,277	$435,047

LIABILITIES, STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST
Current liabilities:
Accounts payable	$258	$282
Accrued expenses	12,903	17,489
Accrued interest	29,847	28,092
Capital lease obligations	15,092	14,896

Total current liabilities	58,100	60,759
Income tax	9,992	9,870
Other	475	479
Deferred tax liability	51,161	51,161

Total liabilities	119,728	122,269

Commitments and contingencies (Note 6)
Stockholders’ equity and noncontrolling interest:
Preferred stock, $.01 par value, 75,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.01 par value, 900,000,000 shares authorized, 265,579,798 and 264,992,881 shares issued, and 207,194,882 and 206,696,021 shares outstanding	2,662	2,650
Class B convertible common stock, $.01 par value, 150,000,000 shares authorized, 84,663,382 shares issued and 53,660,000 shares outstanding	847	847
Additional paid-in capital	2,797,649	2,794,970
Treasury stock, 58,384,916 and 58,296,860 shares of Class A common stock and 31,003,382 shares of Class B convertible common stock	(878,052)	(877,833)
Accumulated other comprehensive loss	(13,843)	(11,660)
Accumulated deficit	(1,605,778)	(1,603,941)

Total Pendrell stockholders’ equity	303,485	305,033

Noncontrolling interest	7,064	7,745

Total stockholders’ equity and noncontrolling interest	310,549	312,778

Total	$430,277	$435,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data, unaudited)

	Three months ended March 31,
	2012	2011
Revenue	$3,699	$—
Operating expenses:
General and administrative (including non-cash stock compensation expense of $1,338 and $1,754, respectively)	9,921	6,485
Contract settlements	—	(4,735)
Amortization of intangible assets	2,714	—

Total operating expenses	12,635	1,750

Operating loss	(8,936)	(1,750)
Interest income	61	7
Interest expense	(1,250)	(1,079)
Gain associated with disposition of assets	5,645	300,886
Other income	1,249	397

Income (loss) before income taxes	(3,231)	298,461
Income tax benefit	713	2,732

Net income (loss)	(2,518)	301,193
Net income (loss) attributable to noncontrolling interest	(681)	—

Net income (loss) attributable to Pendrell	$(1,837)	$301,193

Basic income (loss) per share attributable to Pendrell	$(0.01)	$1.20

Diluted income (loss) per share attributable to Pendrell	$(0.01)	$1.18

Weighted average shares outstanding used to compute basic income (loss) per share	256,122,995	251,959,984
Weighted average shares outstanding used to compute diluted income (loss) per share	256,122,995	255,360,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, unaudited)

	Three months ended March 31,
	2012	2011
Net income (loss)	$(2,518)	$301,193
Other comprehensive loss:
Cumulative translation adjustments	(2,183)	(1,224)

Comprehensive income (loss)	(4,701)	299,969
Comprehensive loss attributable to noncontrolling interest	681	—

Comprehensive income (loss) attributable to Pendrell	$(4,020)	$299,969

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands, except share data, unaudited)

	Three months ended March 31,
	2012	2011
Operating activities:
Net income (loss) including noncontrolling interest	$(2,518)	$301,193
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	1,338	1,754
Amortization of prepaid compensation from Ovidian Group acquisition	754	—
Amortization of intangibles	2,714	—
Depreciation	52	22
Unrealized foreign exchange gains	(218)	(440)
Gain associated with contract settlements	—	(4,735)
Gain associated with disposition of assets	(5,645)	(300,886)
Other	—	(217)
Other changes in certain assets and liabilities, net of acquisitions:
Prepaid expenses and other current/non-current assets	(2,657)	(52)
Accounts payable	(24)	175
Accrued interest payable	951	860
Other accrued expenses	(5,383)	(1,472)

Net cash used in operating activities	(10,636)	(3,798)

Investing activities:
Purchases of property and intangible assets	(27,273)	(23)
Payments to affiliates	—	(270)
Proceeds associated with disposition of assets	15,645	35,000

Net cash provided by (used in) investing activities	(11,628)	34,707

Financing activities:
Proceeds from exercise of stock options	718	48
Payment of withholding taxes from stock awards	(220)	(119)

Net cash provided by (used in) financing activities	498	(71)

Effect of foreign exchange rate changes on cash	10	251

Net increase (decrease) in cash and cash equivalents	(21,756)	31,089
Cash and cash equivalents—beginning of period	230,377	20,771

Cash and cash equivalents—end of period	$208,621	$51,860

Supplemental disclosures:
Income taxes paid	$2,156	$—
Supplemental disclosures of non-cash activities:
Issuance of Class A common shares for advisory services	—	125
Issuance of Class A common shares for stock-based compensation	832	391
Decrease in payable to affiliates	—	279

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Business

These consolidated financial statements include the accounts of Pendrell Corporation (“Pendrell”) and its consolidated subsidiaries (collectively referred to as the “Company”). During 2011, Pendrell transformed itself from a next-generation mobile satellite service enterprise into a fully-integrated intellectual property (“IP”) investment and advisory firm with its acquisitions of Ovidian Group LLC (“Ovidian Group”) and ContentGuard Holdings Inc. (“ContentGuard”). The Company is focused on developing and implementing strategies to create, acquire, commercialize and license IP.

During the three months ended March 31, 2012 (“first quarter of 2012”), Pendrell acquired additional patent portfolios, bringing its total patent holdings to more than 1,500 issued patents, with additional patent applications pending. In the first quarter of 2012, ContentGuard announced its first significant licensing transaction since being acquired by the Company. The Company will begin receiving payments and recognizing revenues from this licensing transaction in the second quarter of 2012.

2. Summary of Significant Accounting Policies

Interim Financial Statements—The financial information included in the accompanying condensed consolidated financial statements is unaudited and includes all adjustments, consisting of normal recurring adjustments and accruals, considered necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures have been condensed or omitted. The financial information as of December 31, 2011 is derived from the Company’s audited consolidated financial statements and notes included in Item 8 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (“2011 Form 10-K”), filed with the U.S. Securities and Exchange Commission on March 9, 2012. The financial information included in this quarterly report should be read in conjunction with management’s discussion and analysis of financial condition and results of operations and the consolidated financial statements and notes included in the 2011 Form 10-K. Operating results and cash flows for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012 or any other interim period.

Use of Estimates—The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates were used when accounting for goodwill and intangible assets associated with acquisitions, income taxes, contingencies, stock-based compensation awards and foreign currency transactions. Estimates are evaluated on an ongoing basis.

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

Revenue Recognition—Revenue during the three months ended March 31, 2012 consisted entirely of revenues from our IP business. In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the customer, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

New Accounting Pronouncements—In June 2011, the Financial Accounting Standards Board (“FASB”) issued Update No. 2011-05, Comprehensive Income (“Update No. 2011-05”). Update No. 2011-05 requires in the presentation on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. Update No. 2011-05 is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued an amendment to the accounting guidance on the presentation of other comprehensive income which deferred the effective date for the provisions pertaining to reclassification adjustments. The adoption of this statement during the three months ended March 31, 2012, did not have a material impact on the Company’s financial position, results of operations or cash flows.

3. Business Combinations

Ovidian Group—In June 2011, the Company acquired all of the membership interests of Ovidian Group by paying $6.0 million in cash and issuing 3,000,000 shares of the Company’s Class A common stock to the former owners. Ovidian Group is a global IP business advisory firm that assists Fortune 500 clients in managing risk by investing strategically in IP. A portion of the purchase price was placed in escrow and is being recognized as compensation expense from the date of acquisition through July 1, 2014, at a rate of $0.8 million per quarter beginning with the quarter ended September 30, 2011, subject to certain forfeiture provisions.

ContentGuard Holdings—In October 2011, the Company purchased 90.1% of the outstanding capital stock of ContentGuard for aggregate consideration of $90.1 million in cash. ContentGuard has been an inventor and developer of digital rights management patents and content distribution technologies that facilitate the creation of products and security solutions that guard against unauthorized duplication and use of digital content. ContentGuard’s intellectual property portfolio contains more than 260 issued patents and over 160 pending patent applications worldwide.

Unaudited Pro Forma Combined Financial Information—For comparability purposes, the following table presents the Company’s unaudited pro forma revenue and earnings (loss) for the three months ended March 31, 2012 and 2011 had the Ovidian Group and ContentGuard acquisitions occurred on January 1, 2011 (in thousands, except per share amounts):

	Three months ended March 31,
	2012	2011
Revenue	$3,699	$1,108
Net income (loss)	(2,518)	296,976
Net income (loss) attributable to Pendrell	(1,837)	297,405
Basic income (loss) per share attributable to Pendrell	(0.01)	1.17
Diluted income (loss) per share attributable to Pendrell	(0.01)	1.15

4. Asset Acquisitions and Divestitures

During the three months ended March 31, 2012, the Company expanded its patent holdings through the acquisition of a number of patent portfolios from various parties, representing more than 1,300 U.S. and foreign patents covering wireless handset and infrastructure technologies, e-commerce, mobile applications, video delivery, security and other technologies. With these acquisitions, the Company, through its subsidiaries, now holds more than 1,500 issued patents worldwide, with additional patent applications pending.

The Company has used, and may continue to use, different structures and forms of consideration for its acquisitions. The Company’s acquisitions have included acquisitions of shares of companies as well as direct purchases of assets. Acquisitions may be consummated through the use of cash, equity, seller financing, third party debt, revenue sharing, profit sharing, or some combination of two or more of these types of consideration. Consequently, the acquisition values reflected in the Company’s investing activities may represent lower amounts than would be reflected, for example, in a situation where cash alone was utilized in the acquisition.

While focusing on integrating and growing its IP business, the Company continued the divestiture of its satellite-related assets. In March 2011, the Company sold its interests in DBSD North America, Inc. and its subsidiaries (collectively referred to as “DBSD”) to DISH Network Corporation (“DISH Network) for $325 million and recognized a gain of approximately $301 million associated with the disposition. A final payment of $10 million, together with reimbursement of certain bankruptcy-related costs, was made by DISH Network in March 2012, upon DBSD’s emergence from bankruptcy. The Company had previously accounted for DBSD as a cost method investment and had deconsolidated it from its financial operating results when DBSD filed for bankruptcy protection in May 2009.

During the first quarter of 2012, the Company sold its property located in Brazil for approximately $5.6 million. Additionally, the Company sold its partially completed medium earth orbit (“MEO”) satellites, related equipment, and contracts (collectively, “MEO Assets”) for nominal value. The property in Brazil and the MEO Assets had zero value on the Company’s balance sheet as they had been written off in prior years. The Company is in the final stages of selling its in-orbit MEO satellite (“F2”) to an acquirer for nominal consideration (the “New F2 Operator”).

The sale of the MEO Assets and F2 will trigger in excess of $2 billion in tax losses in 2012, which the Company believes can be carried forward to offset taxable income, in certain circumstances for up to 20 years. The triggering of the tax losses will have no immediate financial statement impact as realization of the value of this significant tax asset in the future depends on, among other things, the Company’s ability to generate taxable income within the carryforward period.

5. Income (Loss) Per Share

Basic income (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is calculated by dividing the loss allocable to common shareholders by the weighted average common shares outstanding plus dilutive potential common stock. Dilutive potential common stock includes unvested restricted stock awards, stock options, stock appreciation rights and warrants, the dilutive effect of which is calculated using the treasury stock method. Prior to the satisfaction of vesting conditions, unvested restricted stock awards are considered contingently issuable and are excluded from weighted average common shares outstanding.

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except share and per share data):

	Three months ended March 31,
	2012	2011
Net income (loss) attributable to Pendrell	$(1,837)	$301,193

Weighted average common shares outstanding	260,468,107	253,789,222
Less: weighted average unvested restricted stock awards	(4,345,112)	(1,829,239)

Shares used for computation of basic income (loss) per share	256,122,995	251,959,983
Add back: weighted average unvested restricted stock awards	—	1,829,239
Add back: dilutive stock option awards	—	1,571,268

Shares used for computation of diluted income (loss) per share(1)	256,122,995	255,360,490

Basic income (loss) per share attributable to Pendrell	$(0.01)	$1.20

Diluted income (loss) per share attributable to Pendrell	$(0.01)	$1.18

(1)	As of March 31, 2012 and 2011, stock options and warrants totaling 16,865,610 and 12,132,110, respectively, were excluded from the calculation of diluted income (loss) per share as their inclusion was anti-dilutive.

6. Commitments and Contingencies

Satellite System Operating Commitments—The Company had payment obligations under agreements related to the maintenance and storage of certain MEO satellite assets, all of which ended as of March 31, 2012. Additionally, the Company had payment obligations under agreements with third parties to support the telemetry, tracking and control system of F2, to manage the Company’s Brewster, Washington ground station and to provide communication links to F2. Under these F2 operating agreements, the Company was obligated to pay recurring monthly fees for satellite support services. Effective April 1, 2012, all payment obligations under these contracts were assumed by the New F2 Operator.

Additionally, the Company is seeking reimbursement of approximately $2.7 million of 2011 satellite system expenses incurred from January 14, 2011 through October 31, 2011 from Jay and Jayendra Pty Ltd (the “J&J Group”) as a result of J&J Group’s breach of its agreement to reimburse the Company for such expenses. The Company has initiated an arbitration proceeding in London against the J&J Group to recover the unreimbursed expenses.

Lease and Operating Commitments— Prior to 2000, the Company entered into agreements, including capital leases, with certain vendors (“Gateway Operators”) that owned and operated a majority of the Company’s gateway sites for its MEO satellites. Under agreements with its Gateway Operators, the Company is required to repay certain costs incurred by the Gateway Operators in establishing the initial infrastructure for the gateways. The Company has not fulfilled many of its commitments to Gateway Operators. The related assets were written off in prior years and have zero value on the Company’s consolidated balance sheet as of March 31, 2012.

Litigation—In the opinion of management, except for those matters described below and elsewhere in this report, to the extent so described, contingent liabilities and litigation and claims against the Company in the normal course of business, are not expected to involve any judgments or settlements that would be material to the Company’s financial condition, results of operations or cash flows.

BSSI Litigation— On April 13, 2012, the California Court of Appeal issued a decision in the case of Boeing Satellite Systems International Inc. (“Boeing”) v. ICO Global Communications (Operations) Ltd. (“IOL”), reversing approximately $603 million in judgments entered by the trial court in favor of the Company’s subsidiary, IOL. The reversal was the culmination of a three year Court of Appeal process. The Court of Appeal also ordered IOL to reimburse Boeing for its appellate costs, which could be material. On April 30, 2012, IOL filed a motion with the Court of Appeal requesting a rehearing. If the motion for rehearing is not granted, IOL may file a petition for review with the California Supreme Court. The California Supreme Court accepts only a very small percentage of petitions for review and is not compelled to hear the case.

J&J Arbitration—In March 2012, the Company asserted claims in arbitration in London against J&J Group to recover approximately $2.7 million in costs that J&J Group was required to reimburse the Company pursuant to a MEO satellite asset purchase agreement that was signed in April 2011. The arbitration is scheduled for hearing in September 2012, but delays are possible. The Company cannot anticipate the timing or outcome of the arbitration.

7. Stockholders’ Equity

Stock-Based Compensation—The Company records stock-based compensation on stock options, stock appreciation rights and restricted stock awards issued to employees, directors and consultants based on their estimated fair value on the date of grant, and recognizes compensation cost over the requisite service period for awards expected to vest.

Stock-based compensation expense included in the condensed consolidated statement of operations for the three months ended March 31, 2012 and 2011 was as follows (in thousands):

	Three months ended March 31,
	2012	2011
Stock options	$916	$1,568
Restricted stock awards	422	186

Total stock-based compensation expense	$1,338	$1,754

Stock Options and Stock Appreciation Rights—The Company has granted stock options and stock appreciation rights to employees, directors and consultants in connection with their service to the Company. The Company’s stock option and stock appreciation rights activity for the three months ended March 31, 2012 is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding—December 31, 2011	14,195,000	$3.23
Granted (1)	414,000	$2.64
Exercised	(567,875)	$1.26
Forfeited	(347,625)	$2.42

Outstanding—March 31, 2012	13,693,500	$3.32

Exercisable—March 31, 2012	3,511,875	$2.90

Vested and expected to vest—March 31, 2012	22,655,151	$3.82

(1)	Represents grants issued subject to stockholder approval of an amendment and restatement of the Pendrell Corporation 2000 Stock Incentive Plan, as Amended and Restated effective June 15, 2007 (the “Stock Incentive Plan”), to increase the number of shares available for issuance under the plan.

Restricted Stock Awards—The Company has granted restricted stock awards to employees and consultants in connection with their service to the Company. The Company’s stock grants can be categorized as either service-based awards, performance-based awards, and/or market-based awards. The Company’s restricted stock award activity for the three months ended March 31, 2012 is summarized as follows:

	Number of restricted stock awards	Weighted average fair value
Outstanding—December 31, 2011	4,610,909	$2.18
Granted (1)	715,542	$2.64
Vested	(331,542)	$1.39

Unvested—March 31, 2012	4,994,909	$2.30

(1)	Includes 696,500 grants issued subject to stockholder approval of an amendment and restatement of the Company’s Stock Incentive Plan, to increase the number of shares available for issuance under the plan.

8. Income Taxes

The Company has recorded an income tax benefit for the three months ended March 31, 2012 and 2011 related to expiration of the statute of limitations associated with previously recorded uncertain tax positions, including interest and penalties.

9. Subsequent Event

On April 27, 2012, we signed an agreement to sell F2 to the New F2 Operator, for which we received nominal consideration.

On April 13, 2012, the California Court of Appeal issued a decision in the case of Boeing v. IOL, reversing approximately $603 million in judgments entered by the trial court in favor of our subsidiary, IOL. The Court of Appeal also ordered IOL to reimburse Boeing for its appellate costs, which could be material. IOL has no material assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying notes included elsewhere in this quarterly report and the audited consolidated financial statements and notes included in our 2011 Form 10-K.

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

Overview

Beginning approximately nine months ago, Pendrell Corporation (“Pendrell”) began making foundational investments and building a team to capitalize on significant opportunities that we identified in the rapidly evolving intellectual property (“IP”) marketplace. Today, Pendrell is a fully-integrated IP investment and advisory firm that develops and implements strategies to create, acquire, commercialize and license IP. In a relatively short period of time, Pendrell has assembled a world-class team of IP professionals, a portfolio of proven IP assets that have generated significant licensing revenues, and partnerships and client relationships with some of the leading technology and media companies in the world.

In the first quarter of 2012, we added to our IP portfolio by acquiring more than 1,300 U.S. and foreign patents covering wireless handset and infrastructure technologies, e-commerce, mobile applications, video delivery, security and other technologies. These new assets were acquired in a series of transactions, with the vast majority of these assets having been developed by large, multi-national corporations well known for the quality of the intellectual property they develop. Together with the patents and patent applications already owned by our subsidiary ContentGuard Holdings, Inc. (“ContentGuard”), which holds what we believe to be one of the most significant portfolios of digital rights management patents in the world, we now hold, through our subsidiaries, more than 1,500 issued patents worldwide with additional patent applications pending.

We have used, and may continue to use, different structures and forms of consideration for our acquisitions. For example, our acquisitions have included acquisitions of shares of companies as well as direct purchases of assets. Acquisitions may be consummated through the use of cash, equity, seller financing, third party debt, revenue sharing, profit sharing, or some combination of two or more of these types of consideration.

Our IP advisory business, Ovidian Group, LLC (“Ovidian Group”) acquired in June 2011, continues to grow, taking on new clients and expanding the scope of services with some of our existing clients. Ovidian Group has been involved as an advisor in many of the high profile IP transactions and litigations that have been widely reported in the press during the past year. As a trusted advisor to some of the most respected technology companies in the world, Ovidian Group assists its clients with a variety of IP-related services, including IP valuation and investment analysis, IP landscape analysis, IP divestitures and IP risk mitigation strategies. Ovidian Group has become central to our investigation and analysis of IP investment and acquisition opportunities, as well as the development and implementation of our IP business strategies.

On the IP licensing front, ContentGuard, which has licensed approximately 50% of handsets worldwide, entered into its first license agreement since our acquisition of 90.1% of ContentGuard in the fourth quarter of 2011. The license agreement with Fujitsu Limited (“Fujitsu”) adds Fujitsu to an existing list of licensees which includes some of the biggest names in consumer electronics such as Casio Hitachi Mobile Communications, LG Electronics, Microsoft Corporation, Nokia, Panasonic, Sharp, Sony, and Toshiba. Revenues associated with the Fujitsu agreement will be received and recognized in the second quarter and, under certain circumstances, additional revenue will be received and recognized in subsequent periods.

The growth of our IP business is attributable in large part to our talented team of IP professionals which continues to grow, with key IP professionals joining us in the latter half of 2011 and the first quarter of 2012.

As we move forward, we will continue to investigate opportunities to leverage our transactional expertise, financial resources, industry relationships and tax assets to grow our IP business.

As we focused on our IP business, we also continued to work on the divestiture of our satellite assets and operations. In March 2011, we sold our interests in DBSD North America, Inc. and its subsidiaries (‘DBSD”) to DISH Network Corporation (“DISH Network”) for approximately $325 million. In March 2012, we sold our medium earth orbit (“MEO”)

satellite assets that had been in storage for nominal consideration. In April 2012, we agreed to sell our in-orbit MEO satellite (“F2”) to a new operator who assumed responsibility for all F2 operating costs effective April 1, 2012. The MEO satellite assets in storage and F2 were written off in prior years and have zero value on our balance sheet.

The sale of the MEO Assets and F2 triggered in excess of $2 billion in tax losses which we believe can be carried forward to offset taxable income in certain circumstances for up to 20 years. The triggering of the tax losses had no immediate financial statement impact and realization of the value of this significant tax asset in the future depends on, among other things, our ability to generate taxable income within the carryforward period.

On April 13, 2012, the California Court of Appeal issued a decision in the case of Boeing Satellite Systems International Inc. (“Boeing”) v. ICO Global Communications (Operations) Ltd. (“IOL”) reversing approximately $603 million in judgments entered by the trial court in favor of our subsidiary, IOL. The reversal was the culmination of a three year Court of Appeal process that overturned a jury verdict that followed twelve weeks of trial and four weeks of jury deliberations. Boeing’s appeal of the jury’s findings required the Court of Appeal to review an appellate court record containing more than 55,000 pages of material, assembled over more than four years of trial court proceedings. In the last five months of the appellate process, two different justices recused themselves from the appellate proceeding without explanation. In addition to reversing all of the trial court’s findings in favor of IOL, the Court of Appeal also ordered IOL to reimburse Boeing for its appellate costs, which could be material. IOL has no material assets. IOL believes that the Court of Appeal made numerous substantive and procedural errors in reaching its decision. On April 30, 2012, IOL filed a motion with the Court of Appeal requesting a rehearing. If the motion for rehearing is not granted, IOL may file a petition for review with the California Supreme Court. The California Supreme Court accepts only a very small percentage of petitions for review and is not compelled to hear our case.

Critical Accounting Policies

Critical accounting policies require difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The judgments and uncertainties affecting the application of these policies include significant estimates and assumptions made by us using information available at the time the estimates are made. Actual results could differ materially from those estimates. Our critical accounting policies involve judgments associated with our accounting for the fair value of financial instruments, asset impairment, valuation of goodwill and intangible assets, contract settlements, revenue recognition, stock-based compensation, income taxes, contingencies and business combinations. There have been no significant changes to our critical accounting policies disclosed in our 2011 Form 10-K.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Update No. 2011-05, Comprehensive Income (“Update No. 2011-05”). Update No. 2011-05 requires in the presentation on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. Update No. 2011-05 is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued an amendment to the accounting guidance on the presentation of other comprehensive income which deferred the effective date for the provisions pertaining to reclassification adjustments. The adoption of this statement during the three months ended March 31, 2012, did not have a material impact on our financial position, results of operations or cash flows.

Results of Operations

The following table is provided to facilitate the discussion of our results of operations for the three months ended March 31, 2012 and 2011 (in thousands):

	Three months ended March 31,
	2012	2011
Revenue	$3,699	$—
General and administrative expenses	9,921	6,485
Gain associated with contract settlements	—	4,735
Amortization of intangibles	2,714	—
Interest income	61	7
Interest expense	1,250	1,079
Gain associated with disposition of assets	5,645	300,886
Other income	1,249	397
Income tax benefit	713	2,732

Revenue. Revenue of $3.7 million for the three months ended March 31, 2012 is entirely comprised of revenues from our IP business which we entered into in June of 2011. This represents an increase in revenue of approximately 175% as compared to the fourth quarter of 2011. In the first quarter of 2011 we were a development stage enterprise and did not generate any revenue from operations.

General and Administrative Expenses. General and administrative expenses are primarily comprised of personnel costs, stock-based compensation, legal and professional fees, acquisition investigation costs, satellite storage, satellite system operating expenses and general office related costs.

General and administrative expenses increased $3.4 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase was primarily due to a $2.5 million increase in personnel related costs as a result of the acquisition of Ovidian Group and ContentGuard, as well as additional executives added to the Pendrell team, $0.8 million of amortized prepaid compensation expense associated with the Ovidian Group acquisition and a $0.7 million increase in legal fees due to patent maintenance and enforcement activities. The increase was partially offset by a net decrease of $0.4 million in non-cash stock-based compensation expense related to the expiration of DBSD employee stock options, and a $0.2 million decrease in expenses related to the MEO Assets which were sold during the three months ended March 31, 2012.

Contract Settlements. During the three months ended March 31, 2011, we recognized a $4.7 million gain associated with a reduction of our estimated liability for gateway obligations as a result of our agreement to purchase Deutsche Telekom AG’s claim against one of our subsidiaries. There were no contract settlements for the three months ended March 31, 2012.

Amortization of Intangible Assets. Amortization of intangibles of $2.7 million for the three months ended March 31, 2012 is primarily related to the amortization of patents acquired in the acquisition of ContentGuard in October 2011.

Interest Expense. Interest expense for the three months ended March 31, 2012 and 2011 consists primarily of interest costs resulting from capital lease obligations associated with certain of our MEO gateway sites.

Gain Associated with Disposition of Assets. During the three months ended March 31, 2012, we recognized a $5.6 million gain associated with the disposition of a building, land and MEO satellite related gateway equipment we owned in Brazil. During the three months ended March 31, 2011, we recognized a $301 million gain associated with the disposition of our cost method investment in DBSD and certain other assets pursuant to the various agreements entered into with DISH Network.

Other Income. Other income for the three months ended March 31, 2012, is primarily due to the release of a liability associated with our prior ownership of the MEO Assets that were sold during the period. Other income for the three months ended March 31, 2011, is comprised primarily of gains on foreign currency transactions.

Income Tax Benefit. Income tax benefit for the three months ended March 31, 2012 and 2011 is primarily due to expiration of the statute of limitations associated with previously recorded uncertain tax positions, including interest and penalties.

Liquidity and Capital Resources

Overview. As of March 31, 2012, we had cash liquidity of $208.6 million. These funds are currently expected to be utilized to fund our working capital needs for at least the next twelve months including ongoing operating costs associated with our IP business, including potential investments in additional IP, continuing expenses in connection with the Boeing litigation and other legal proceedings, costs associated with the pursuit of new investment and acquisition opportunities, and other general corporate purposes.

On March 15, 2011, we entered into an implementation agreement under which DISH Network paid us $325 million for our support of DBSD’s plan of reorganization which provided for the stock of DBSD to be transferred to DISH Network, certain spectrum priority rights, any distributions to us from DBSD, and a contingent option to purchase MEO satellite assets of which (i) $35 million was paid in March 2011, (ii) $280 million was paid in April 2011, and (iii) $10 million was paid upon DBSD’s emergence from Chapter 11 bankruptcy proceeding on March 9, 2012. We recognized a gain of approximately $301 million during the three months ended March 31, 2011, associated with the disposition of our cost method investment in DBSD and other assets as a result of these agreements.

Cash Flows. The following table is provided to facilitate the discussion of our liquidity and capital resources for the three months ended March 31, 2012 and 2011 (in thousands):

	Three months ended March 31,
	2012	2011
Net cash provided by (used in):
Operating activities	$(10,636)	$(3,798)
Investing activities	(11,628)	34,707
Financing activities	498	(71)
Effect of foreign exchange rate changes on cash	10	251

Net increase (decrease) in cash and cash equivalents	(21,756)	31,089
Cash and cash equivalents—beginning of period	230,377	20,771

Cash and cash equivalents—end of period	$208,621	$51,860

Cash and cash equivalents were $208.6 million at March 31, 2012 compared to $230.4 million at December 31, 2011. This decrease is primarily due to various new investment activities and other general corporate expenditures, partially offset by the receipt of funds from DISH Network and the sale of property in Brazil.

For the three months ended March 31, 2012, the $10.6 million of cash used in operating activities consisted primarily of our net loss of $2.5 million adjusted for various non-cash items, including (i) the reclass of the $5.6 million gain on the sale of our property in Brazil to investing activities, (ii) $2.7 million of amortization expense associated with patents and other intangibles, (iii) $1.3 million of stock-based compensation expense, (iv) a $1.0 million increase in accrued interest payable, (v) $0.8 million of amortized prepaid compensation expense associated with the acquisition of Ovidian Group in June 2011, (vi) a $5.4 million decrease in other accrued expenses and (vii) a $2.7 million increase in prepaid expenses and other current/non-current assets.

For the three months ended March 31, 2011, the $3.8 million of cash used in operating activities consisted primarily of our net income of $301.2 million adjusted for various non-cash items, including: (i) a $301 million gain associated with the disposition of certain assets to DISH Network; (ii) a $4.7 million reduction of a Gateway obligation; (iii) stock-based compensation expense of $1.8 million; (iv) a $1.3 million net decrease in income taxes payable, accounts payable and other accrued expenses; and (v) unrealized foreign exchange gains of $0.4 million.

For the three months ended March 31, 2012, the $11.6 million of cash used by investing activities was primarily due to the acquisition of various assets, partially offset by cash received from DISH Network and from the sale of property in Brazil. For the three months ended March 31, 2011, cash provided by investing activities consisted primarily of proceeds received from DISH Network.

For the three months ended March 31, 2012, cash provided by financing activities consisted of proceeds from the exercise of stock options, partially offset by the payment of withholding taxes upon vesting of restricted stock awards. For the three months ended March 31, 2011, cash used in financing activities consisted of payments of withholding taxes upon vesting of restricted stock awards, partially offset by proceeds from the exercise of stock options.

Contractual Obligations. Our primary contractual obligations relate to agreements we entered into prior to 2000, with certain vendors (“Gateway Operators”) that owned and operated a majority of the gateway sites for our MEO satellites. Under the agreements with the Gateway Operators, we were required to pay certain satellite system operating costs as well as lease payments. We have not fulfilled many of our commitments to the Gateway Operators.

In the table below, we set forth our contractual obligations as of March 31, 2012 (in millions):

	Years ending December 31,
	Total	2012	2013-2014	2015-2016	2017 and Thereafter
Gateway operating obligations (1)	$1.4	$1.4	$—	$—	$—
Capital lease obligations, including interest (2)	22.0	22.0	—	—	—
Operating lease obligations	3.1	0.5	1.0	0.7	0.9

Total	$26.5	$23.9	$1.0	$0.7	$0.9

(1)	Unpaid commitments for operational services related to our MEO gateway sites.
(2)	Our capital lease obligations represent future minimum payments due under capital lease commitments arising from agreements associated with certain of our MEO gateway sites. The amount of our contractual obligations as of March 31, 2012, represents principal and interest payable in accordance with the terms of the contractual agreements.

We do not anticipate these gateway obligations to require significant cash payments during the next twelve months; however, the holders of these obligations could pursue collection actions against one or more of our consolidated subsidiaries.

As of March 31, 2012, we have recorded a liability related to uncertain tax positions for income taxes, interest and penalties of $10.0 million. Settlement of this liability, including timing of future payment, if any, is uncertain. As a result, this amount was not included in our table of contractual obligations above.

Risks and Uncertainties

Certain risks and uncertainties that could materially affect our future results of operations or liquidity are discussed under “Part II—Other Information, Item 1A. Risk Factors” in this quarterly report and in our 2011 Form 10-K.

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

As of March 31, 2012, our cash and investment portfolio consisted of both cash and money market funds, with a fair value of approximately $208.6 million. The primary objective of our investments in money market funds is to preserve principal, while optimizing returns and minimizing risk, and our policies require, at the time of purchase, that we make these investments in short-term, high rated securities which currently yield between zero to 20 basis points.

March 31, 2012 (in thousands)
Cash	$13,457
Money market funds	195,164

$208,621

Our primary foreign currency exposure relates to cash balances in foreign currencies. Due to the small balances we hold, we have determined that the risk associated with foreign currency fluctuations is not material to us.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures as of March 31, 2012 and have concluded that these disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e)) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

BSSI Litigation

On April 13, 2012, the California Court of Appeal issued a decision in the case of Boeing Satellite Systems International Inc. (“Boeing”) v. ICO Global Communications (Operations) Ltd. (“IOL”) reversing approximately $603 million in judgments entered by the trial court in favor of our subsidiary, IOL. The reversal was the culmination of a three year Court of Appeal process that overturned a jury verdict that followed twelve weeks of trial and four weeks of jury deliberations. Boeing’s appeal of the jury’s findings required the Court of Appeal to review an appellate court record containing more than 55,000 pages of material, assembled over more than four years of trial court proceedings. In the last five months of the appellate process, two different justices recused themselves from the appellate proceeding without explanation. In addition to reversing all of the trial court’s findings in favor of IOL, the Court of Appeal also ordered IOL to reimburse Boeing for its appellate costs, which could be material. IOL has no material assets. IOL believes that the Court of Appeal made numerous substantive and procedural errors in reaching its decision. On April 30, 2012, IOL filed a motion with the Court of Appeal requesting a rehearing. If the motion for rehearing is not granted, IOL may file a petition for review with the California Supreme Court. The California Supreme Court accepts only a very small percentage of petitions for review and is not compelled to hear our case.

ZTE Enforcement Action

On February 27, 2012, ContentGuard filed a patent infringement lawsuit against ZTE Corporation and ZTE (USA) Inc. in the Eastern District of Virginia, in which ContentGuard alleged that the defendants have infringed and continue to infringe seven of our patents by making, using, selling or offering for sale certain mobile communication and computing devices. ContentGuard requested a jury trial and are seeking injunctive relief, damages and pre-judgment and post-judgment interest.

J&J Arbitration

In March 2012, we asserted claims in arbitration in London against Jay and Jayendra (Pty) Ltd (“J&J Group”) to recover approximately $2.7 million in costs that J&J Group was required to reimburse to us pursuant to a MEO satellite asset purchase agreement that was signed in April 2011. The arbitration is scheduled for hearing in September 2012, but delays are possible. We cannot anticipate the timing or outcome of the arbitration.

Item 1A.	Risk Factors

There have been no material changes to our risk factor disclosures included under Part I, Item 1A. of our 2011 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Management believes that the securities purchases described in the table below were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) as a transaction not involving any public offering. The number of investors was limited, the investors were either accredited or otherwise qualified and had access to material information about the registrant.

Date	Title	Number of shares
January 1, 2012	Class A common stock	67,931(1)
March 4, 2012	Class A common stock	20,125(1)

(1)	Represents the withholding of restricted stock to satisfy tax withholding obligations upon the vesting of the related restricted stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Ex. 31.1*	Certification of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

Ex. 31.2*	Certification of the principal accounting and financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

Ex. 32.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

Ex. 101**	The following financial information from Pendrell Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENDRELL CORPORATION (Registrant)

Date: May 4, 2012	By:	/s/ Thomas J. Neary
Thomas J. Neary Vice President and Chief Financial Officer Authorized Officer and Principal Financial Officer