Form 10-Q
period 2012-06-30
Pendrell Corp
filed 2012-08-03
CIK 1359555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of July 30, 2012, the registrant had 207,532,958 shares of Class A common stock and 53,660,000 shares of Class B convertible common stock outstanding.

PENDRELL CORPORATION

FORM 10-Q

For the three and six months ended June 30, 2012

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Pendrell Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$211,878	$230,377
Accounts receivable, net of allowance for doubtful accounts of $0 in both periods	10,647	546
Other receivables – net of reserve of $2,750 in both periods	10,000	10,000
Prepaid expenses and other current assets	1,672	1,897
Deferred tax asset	70	49,570

Total current assets	234,267	292,390
Property in service – net of accumulated depreciation of $454 and $962, respectively	442	288
Other assets	29	131
Intangible assets – net of accumulated amortization of $8,279 and $1,986, respectively	142,601	120,145
Goodwill	22,093	22,093

Total	$399,432	$435,047

LIABILITIES, STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST
Current liabilities:
Accounts payable	$578	$282
Accrued expenses	7,066	17,489
Accrued interest	—	28,092
Capital lease obligations	—	14,896

Total current liabilities	7,644	60,759
Income tax	—	9,870
Other	336	479
Deferred tax liability	1,661	51,161

Total liabilities	9,641	122,269

Commitments and contingencies (Note 8)

Stockholders’ equity and noncontrolling interest:
Preferred stock, $.01 par value, 75,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.01 par value, 900,000,000 shares authorized, 265,871,740 and 264,992,881 shares issued, and 207,486,824 and 206,696,021 shares outstanding	2,668	2,650
Class B convertible common stock, $.01 par value, 150,000,000 shares authorized, 84,663,382 shares issued and 53,660,000 shares outstanding	847	847
Additional paid-in capital	2,799,876	2,794,970
Treasury stock, 58,384,916 and 58,296,860 shares of Class A common stock and 31,003,382 shares of Class B convertible common stock	(878,052)	(877,833)
Accumulated other comprehensive loss	—	(11,660)
Accumulated deficit	(1,543,605)	(1,603,941)

Total Pendrell stockholders’ equity	381,734	305,033

Noncontrolling interest	8,057	7,745

Total stockholders’ equity and noncontrolling interest	389,791	312,778

Total	$399,432	$435,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue	$20,793	$195	$24,492	$195
Operating expenses:
General and administrative (including non-cash stock compensation expense of $1,742, $517, $3,080 and $2,271, respectively)	11,923	2,708	21,844	9,193
Contract settlements	—	—	—	(4,735)
Amortization of intangible assets	3,579	—	6,293	—

Total operating expenses	15,502	2,708	28,137	4,458

Operating income (loss)	5,291	(2,513)	(3,645)	(4,263)
Interest income	59	49	120	56
Interest expense	(1,233)	(1,160)	(2,483)	(2,239)
Gain on deconsolidation of subsidiaries	48,685	—	48,685	—
Gain on settlement of Boeing litigation	10,000	—	10,000	—
Gain (loss) associated with disposition of assets	(42)	—	5,603	300,886
Other income	115	1,406	1,364	1,803

Income (loss) before income taxes	62,875	(2,218)	59,644	296,243
Income tax benefit	291	—	1,004	2,732

Net income (loss)	63,166	(2,218)	60,648	298,975
Net income attributable to noncontrolling interest	993	—	312	—

Net income (loss) attributable to Pendrell	$62,173	$(2,218)	$60,336	$298,975

Basic income (loss) per share attributable to Pendrell	$0.24	$(0.01)	$0.24	$1.19

Diluted income (loss) per share attributable to Pendrell	$0.24	$(0.01)	$0.23	$1.17

Weighted average shares outstanding used to compute basic income (loss) per share	256,594,395	252,522,993	256,356,994	252,243,044
Weighted average shares outstanding used to compute diluted income (loss) per share	263,435,346	252,522,993	264,395,866	256,159,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income (loss)	$63,166	$(2,218)	$60,648	$298,975
Other comprehensive income (loss):
Cumulative translation adjustments	1,164	(898)	(1,019)	(2,122)
Reclassification of cumulative translation adjustment loss included in net income	12,679	—	12,679	—

Comprehensive income (loss)	77,009	(3,116)	72,308	296,853
Comprehensive income attributable to noncontrolling interest	(993)	—	(312)	—

Comprehensive income (loss) attributable to Pendrell	$76,016	$(3,116)	$71,996	$296,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands, except share data, unaudited)

	Six months ended June 30,
	2012	2011
Operating activities:
Net income including noncontrolling interest	$60,648	$298,975
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	3,080	2,271
Amortization of prepaid compensation from Ovidian Group acquisition	1,507	—
Amortization of intangibles	6,293	—
Depreciation	107	59
Unrealized foreign exchange gains	(442)	(534)
Gain on deconsolidation of subsidiaries	(48,685)	—
Gain associated with contract settlements	—	(4,735)
Gain associated with disposition of assets	(5,603)	(300,886)
Other	—	(1,474)
Other changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(10,101)	(546)
Other receivables	(10,000)	(1,587)
Prepaid expenses and other current/non-current assets	(492)	(205)
Accounts payable	325	(94)
Accrued interest payable	1,704	2,038
Other accrued expenses	(4,669)	(2,797)

Net cash used in operating activities	(6,328)	(9,515)

Investing activities:
Purchases of property and intangible assets	(29,053)	(36)
Payments from affiliates	—	246
Proceeds associated with disposition of assets	15,645	314,536
Acquisition of Ovidian Group, net of cash acquired of $150	—	(5,850)

Net cash provided by (used in) investing activities	(13,408)	308,896

Financing activities:
Proceeds from exercise of stock options	740	132
Payment of withholding taxes from stock awards	(220)	(119)

Net cash provided by financing activities	520	13

Effect of foreign exchange rate changes on cash	717	350

Net increase (decrease) in cash and cash equivalents	(18,499)	299,744
Cash and cash equivalents – beginning of period	230,377	20,771

Cash and cash equivalents – end of period	$211,878	$320,515

Supplemental disclosures:
Income taxes paid	$2,156	$—

Supplemental disclosures of non-cash activities:
Issuance of Class A common shares for advisory services	—	250
Issuance of Class A common shares for stock-based compensation	883	391
Issuance of Class A common shares for business acquisition	—	8,430
Decrease in payable to affiliates	—	(1,538)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Business

These consolidated financial statements include the accounts of Pendrell Corporation (“Pendrell”) and its consolidated subsidiaries (collectively referred to as the “Company”). During 2011, Pendrell transformed itself from a next-generation mobile satellite service enterprise into a a fully-integrated intellectual property (“IP”) investment and advisory firm that is focused on developing and implementing strategies to create, acquire, commercialize and license IP.

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

Reclassifications—Certain prior period amounts have been reclassified to conform to current year presentation. The reclassifications had no effect on previously reported net income (loss).

Accounts Receivable—Accounts receivable consists of amounts billed to customers under licensing arrangements or consulting services. The majority of the Company’s customers are well-established operating companies with investment-grade credit. For the periods ended June 30, 2012 and December 31, 2011, the Company has not incurred any losses on its accounts receivable. Based upon historical collections experience and specific client information, the Company has determined that no allowance for doubtful accounts was required at either June 30, 2012 or December 31, 2011. Carrying amounts of such receivables approximates their fair value due to their short-term nature.

Revenue Recognition— The Company derives its revenue from patent licensing activities and fees earned from IP consulting services. The Company’s patent licensing agreements typically provide for the payment of contractually determined license fees in consideration for the grant of a non-exclusive license to intellectual property rights owned or controlled by the Company. These agreements typically include (i) a non-exclusive license to make, sell, distribute, and use certain specified products that read on the Company’s patents (“Licensed Activities”), (ii) a covenant not to enforce patent rights against the licensee based on the Licensed Activities, and (iii) the release of the licensee from certain claims. Fees earned from IP consulting services are generally recognized as the services are performed.

The timing and amount of revenue recognized from patent licensing activities depends on the specific terms of each agreement and the nature of the deliverables and obligations. Agreements which are deemed to contain multiple elements are accounted for under the Financial Accounting Standards Board (“FASB”) revenue recognition guidance, “Revenue Arrangements with Multiple Deliverables.” This guidance requires consideration to be allocated to each element of an agreement that has stand-alone value using the relative fair value method. The Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) all material obligations have been substantially performed pursuant to agreement terms or services have been rendered to the customer, (iii) amounts are fixed or determinable, and (iv) collectability is reasonably assured. As a result of the contractual terms of the Company’s patent license agreements and the unpredictable nature and frequency of licensing transactions, the Company’s revenue may fluctuate substantially from period to period.

New Accounting Pronouncements—In May 2011, the FASB issued Update No. 2011-05, Comprehensive Income (“Update No. 2011-05”). Update No. 2011-05 requires in the presentation on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. Update No. 2011-05 is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued an amendment to the accounting guidance on the presentation of other comprehensive income which deferred the effective date for the provisions pertaining to reclassification adjustments. The adoption of this statement during the six months ended June 30, 2012, did not have a material impact on the Company’s financial position, results of operations or cash flows.

3. Business Combinations

Ovidian Group—In June 2011, the Company acquired all of the membership interests of Ovidian Group LLC (“Ovidian Group”) by paying $6.0 million in cash and issuing 3,000,000 shares of the Company’s Class A common stock to the former owners. Ovidian Group is a global IP advisory firm that assists Fortune 500 clients in managing risk by investing strategically in IP. A portion of the purchase price was placed in escrow and is being recognized as compensation expense from the date of acquisition through July 1, 2014, at a rate of $0.8 million per quarter beginning with the quarter ended September 30, 2011, subject to certain forfeiture provisions.

ContentGuard Holdings—In October 2011, the Company purchased 90.1% of the outstanding capital stock of ContentGuard Holdings Inc. (“ContentGuard”) for aggregate consideration of $90.1 million in cash. ContentGuard has been an inventor and developer of digital rights management patents and content distribution technologies that facilitate the creation of products and security solutions that guard against unauthorized duplication and use of digital content. ContentGuard’s intellectual property portfolio contains more than 260 issued patents and over 160 pending patent applications worldwide.

Unaudited Pro Forma Combined Financial Information—For comparability purposes, the following table presents the Company’s unaudited pro forma revenue and earnings (loss) for the three and six months ended June 30, 2012 and 2011 had the Ovidian Group and ContentGuard acquisitions occurred on January 1, 2011 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue	$20,793	$1,106	$24,492	$2,214
Net income (loss)	63,166	(6,609)	60,648	290,367
Net income (loss) attributable to Pendrell	62,173	(6,187)	60,336	291,218
Basic income (loss) per share attributable to Pendrell	0.24	(0.02)	0.24	1.15
Diluted income (loss) per share attributable to Pendrell	0.24	(0.02)	0.23	1.14

4. Asset Acquisitions and Divestitures

During the six months ended June 30, 2012, the Company expanded its patent holdings through the acquisition of additional patent portfolios covering wireless handset and infrastructure technologies, e-commerce, mobile applications, video delivery, security, and other technologies. With these acquisitions, the Company, through its subsidiaries, now holds more than 1,500 issued patents worldwide, with additional patent applications pending.

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

During the first quarter of 2012, the Company completed the sale of its real property in Brazil for approximately $5.6 million and sold its medium earth orbit (“MEO”) satellites and related equipment (collectively, “MEO Assets”). Additionally, during the second quarter of 2012, the Company transferred certain of its MEO-related international subsidiaries (the “International Subsidiaries”) to a liquidating trust (the “Trust”). All of the property in Brazil, the MEO Assets and substantially all of the assets of the International Subsidiaries had been written off in prior years.

The disposal of the Company’s satellite assets resulted in the elimination of approximately $61.9 million in satellite-related liabilities, a one-time $48.7 million gain, and the triggering of tax losses of approximately $2.6 billion, subject to Internal Revenue Service (“IRS”) loss recognition provisions, which the Company believes can be carried forward to offset taxable income for up to 20 years. $2.3 billion of the tax loss related to the disposition is expected to be captured immediately and $0.3 billion upon full disposal of the assets. The Company’s total net operating losses (“NOL’s”), net of gains related to the 2011 sale of DBSD to DISH Network, are approximately $2.7 billion. The Company adopted a Tax Benefit Preservation Plan in 2010 designed to preserve the value of the NOLs for the Company and its stockholders.

5. Gain on deconsolidation of subsidiaries

After the sale of the MEO Assets, the Company’s only remaining satellite-related assets were housed in the International Subsidiaries. Due to cumbersome corporate laws in the jurisdictions in which the International Subsidiaries are domiciled, the Company could not liquidate and dissolve the International Subsidiaries in a cost effective manner; nor could it merely abandon the entities. Accordingly, the most expeditious path to divestiture was a complete disposition of the International Subsidiaries into the Trust.

As a result of the transfer of the International Subsidiaries to the Trust, the Company no longer has control or significant influence over the operating decisions of the International Subsidiaries. In accordance with Accounting Standards Codification (“ASC”) topic 810, Consolidation (“ASC 810”), a parent shall deconsolidate a subsidiary as of the date the parent ceases to have a controlling interest in the subsidiary. Upon transfer of the International Subsidiaries to the Trust, control now rests with the Trustee rather than the Company. Although the Company no longer has control of the International Subsidiaries, it remains a creditor in the same manner as other third party creditors due to significant loans made to those entities. Accordingly, the Company further evaluated the consolidation rules that apply to variable interest entities (“VIE”) under ASC 810, and determined that since (i) the Company does not have the power to direct the activities of the Trust in a manner to impact its economic performance and (ii) the Company is not the primary beneficiary of the Trust, the Trust does not meet the consolidation requirements of a VIE. Accordingly, due to the Company’s loss of control, it has deconsolidated the International Subsidiaries from its consolidated financial operating results effective June 29, 2012.

As a result of the deconsolidation of the International Subsidiaries, the Company recognized a gain of $48.7 million principally through the elimination of $61.9 million of liabilities associated with the International Subsidiaries, including liabilities for uncertain tax positions, net of the recognition of cumulative translation adjustment losses associated with the International Subsidiaries of $12.7 million previously recognized in accumulated other comprehensive loss in stockholders’ equity.

The following table summarizes the International Subsidiaries obligations, excluding $10.0 million for liabilities related to uncertain tax positions, prior to the transfer to the Trust on June 29, 2012 (in thousands):

	June 29, 2012	December 31, 2011
Accrued expenses	$6,568	$6,519
Accrued interest	30,474	28,092
Capital lease obligations	14,881	14,896

	$51,923	$49,507

6. Gain on settlement of Boeing Litigation

The Company was in litigation with Boeing Satellite Services, Inc. and The Boeing Company (collectively “Boeing”), arising out of agreements with Boeing for the development and launch of its MEO satellites and related launch vehicles. In February 2009, the trial court entered judgment in the Company’s favor for approximately $603.2 million.

On April 13, 2012, the California Court of Appeal overturned the judgment. The reversal was the culmination of a three year Court of Appeal process. The Court of Appeal also ordered the Company to reimburse Boeing for its appellate costs, including the cost of an appellate bond, which would have been material.

On June 25, 2012, the Company settled its litigation against Boeing. As part of the settlement, the Company agreed to withdraw its petition for review to the California Supreme Court in exchange for a $10.0 million payment from Boeing and Boeing’s waiver of its right to appellate costs. The settlement agreement and mutual release (the “Settlement Agreement”) between the Company and Boeing fully releases and discharges any and all claims between Boeing and the Company. As a result of the Settlement Agreement, the Company recorded a gain on litigation settlement of $10.0 million during the three months ended June 30, 2012.

7. Income (Loss) Per Share

Basic income (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is calculated by dividing the income (loss) allocable to common shareholders by the weighted average common shares outstanding plus dilutive potential common stock. Dilutive potential common stock includes unvested restricted stock awards, stock options, stock appreciation rights and warrants, the dilutive effect of which is calculated using the treasury stock method. Prior to the satisfaction of vesting conditions, unvested restricted stock awards are considered contingently issuable and are excluded from weighted average common shares outstanding.

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income (loss) attributable to Pendrell	$62,173	$(2,218)	$60,336	$298,975

Weighted average common shares outstanding	261,086,610	254,522,993	260,775,658	254,158,135
Less: weighted average unvested restricted stock	(4,492,215)	(2,000,000)	(4,418,664)	(1,915,091)

Shares used for computation of basic income (loss) per share	256,594,395	252,522,993	256,356,994	252,243,044
Add back: weighted average unvested restricted stock awards	4,492,215	—	4,418,664	1,915,091
Add back: dilutive stock options and stock appreciation rights	2,348,736	—	3,620,208	2,001,715

Shares used for computation of diluted income (loss) per share(1)	263,435,346	252,522,993	264,395,866	256,159,850

Basic income (loss) per share attributable to Pendrell	$0.24	$(0.01)	$0.24	$1.19

Diluted income (loss) per share attributable to Pendrell	$0.24	$(0.01)	$0.23	$1.17

(1)	Stock options and warrants totaling 15,009,374 and 13,737,902 for the three and six months ended June 30, 2012, respectively and 15,476,610 for both the three and six months ended June 30, 2011, were excluded from the calculation of diluted income (loss) per share as their inclusion was anti-dilutive.

8. Commitments and Contingencies

Satellite System Operating Commitments—The Company had payment obligations under agreements related to the maintenance and storage of certain MEO satellite assets, all of which ended as of March 31, 2012. Additionally, the Company had payment obligations under agreements with third parties to support the telemetry, tracking and control system of its in orbit MEO satellite (“F2”), to manage the Company’s Brewster, Washington ground station and to provide communication links to F2. Under these F2 operating agreements, the Company was obligated to pay recurring monthly fees for satellite support services. Effective April 1, 2012, all payment obligations under these contracts were assumed by the buyer of F2.

Lease and Operating Commitments— Prior to 2000, the Company entered into agreements, including capital leases, with certain vendors (“Gateway Operators”) that owned and operated a majority of the International Subsidiaries’ gateway sites for the MEO satellites. Under agreements with Gateway Operators, the International Subsidiaries were required to make payments to the Gateway Operators. Many of those payment obligations had not been fulfilled. During the six months ended June 30, 2012, the Company determined that the payment obligations to the Gateway Operators likely exceeded the value that could be extracted from the International Subsidiaries. As such, on June 29, 2012, the Company transferred the International Subsidiaries to a liquidating trust and removed the related liabilities from its books. The assets of the International Subsidiaries were substantially written off in prior years.

Litigation—In the opinion of management, except for those matters described below and elsewhere in this report, to the extent so described, contingent liabilities and litigation and claims against the Company in the normal course of business, are not expected to involve any judgments or settlements that would be material to the Company’s financial condition, results of operations or cash flows.

J&J Arbitration—In March 2012, the Company asserted claims in arbitration in London against Jay and Jayendra Pty Ltd (the “J&J Group”) to recover approximately $2.7 million in costs that J&J Group was required to reimburse the Company pursuant to a MEO satellite asset purchase agreement that was signed in April 2011. In May 2012, J&J Group counterclaimed for breach of contract, seeking approximately $1.2 million, plus attorney fees and costs. The arbitration is scheduled for hearing in September 2012, but delays are possible. The Company cannot anticipate the timing or outcome of the arbitration.

9. Stockholders’ Equity

Stock-Based Compensation—The Company records stock-based compensation on stock options, stock appreciation rights and restricted stock awards issued to employees, directors and consultants generally based on their estimated fair value on the date of grant, and recognizes compensation cost over the requisite service period for awards expected to vest.

Stock-based compensation expense included in the condensed consolidated statement of operations for the three and six months ended June 30, 2012 and 2011 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Stock options	$1,058	$325	$1,974	$1,893
Restricted stock awards (1)	684	192	1,106	378

Total stock-based compensation expense	$1,742	$517	$3,080	$2,271

(1)	Stock-based compensation expense for the three and six months ended June 30, 2012, includes $0.2 million of expense related to 250,000 restricted stock awards that are required to be treated as a liability in accordance with ASC 718, Compensation–Stock Compensation.

Stock Options and Stock Appreciation Rights—The Company has granted stock options and stock appreciation rights to employees, directors and consultants in connection with their service to the Company. The Company’s stock option and stock appreciation rights activity for the six months ended June 30, 2012 is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding – December 31, 2011	14,195,000	$3.23
Granted (1)	929,000	$2.24
Exercised	(590,375)	$1.25
Forfeited	(347,625)	$2.42

Outstanding – June 30, 2012	14,186,000	$3.27

Exercisable – June 30, 2012	4,554,375	$2.88

Vested and expected to vest – June 30, 2012	23,265,496	$3.77

(1)	Represents grants issued subject to stockholder approval of an amendment and restatement of the Pendrell Corporation 2000 Stock Incentive Plan, as Amended and Restated effective June 15, 2007 (the “Stock Incentive Plan”), to increase the number of shares available for issuance under the plan.

Restricted Stock Awards—The Company has granted restricted stock awards to employees and consultants in connection with their service to the Company. The Company’s stock grants can be categorized as either service-based awards, performance-based awards, and/or market-based awards.

The Company’s restricted stock award activity for the six months ended June 30, 2012 is summarized as follows:

	Number of restricted stock awards	Weighted average fair value
Outstanding – December 31, 2011	4,610,909	$2.18
Granted (1)	1,292,484	$3.81
Vested	(441,893)	$1.72

Unvested – June 30, 2012	5,461,500	$2.61

(1)	Includes 1,004,000 grants issued subject to stockholder approval of an amendment and restatement of the Company’s Stock Incentive Plan, to increase the number of shares available for issuance under the plan.

10. Income Taxes

The Company has recorded an income tax benefit for the six months ended June 30, 2012 and 2011 related to expiration of the statute of limitations associated with previously recorded uncertain tax positions, including interest and penalties.

The disposal of the Company’s satellite assets triggered tax losses of approximately $2.6 billion, subject to IRS loss recognition provisions, which the Company believes can be carried forward to offset taxable income for up to 20 years. $2.3 billion of the tax loss related to the disposition is expected to be captured immediately and $0.3 billion upon full disposal of the assets. The Company’s total NOL’s, net of gains related to the 2011 sale of DBSD to DISH Network, are approximately $2.7 billion.

The disposal of the Company’s satellite assets resulted in a reclassification between current and long term deferred income taxes. Current deferred tax assets decreased from $49.6 million to $0.1 million, while long-term deferred tax liabilities correspondingly decreased from $51.2 million to $1.7 million. The net deferred tax liabilities remained unchanged from the balance at December 31, 2011 of $1.6 million.

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

The Board of Directors adopted the Tax Benefits Plan in an effort to help the Company preserve its ability to utilize fully its NOLs, to preserve potential future NOLs, and to thereby reduce potential future federal income tax obligations. Under the Internal Revenue Code and related Treasury Regulations, the Company may “carry forward” these NOLs in certain circumstances to offset current and future income and thus reduce its federal income tax liability, subject to certain restrictions. To the extent that the NOLs do not otherwise become limited, the Company believes that it will be able to carry forward a significant amount of NOLs, and therefore the NOLs could be a substantial asset for the Company. However, if the Company experiences an “ownership change,” as defined in Section 382 of the Internal Revenue Code, the timing of usage and its ability to use the NOLs could be significantly limited.

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

Special Note Regarding Forward-Looking Statements

With the exception of historical facts, the statements contained in this management’s discussion and analysis are “forward-looking” statements. All of these forward-looking statements are subject to risks and uncertainties that could cause the actual results of Pendrell Corporation (“Pendrell”) to differ materially from those contemplated by the relevant forward-looking statements. Factors that might cause or contribute to such a difference include, but are not limited to, those discussed under “Risks and Uncertainties” below and elsewhere in this quarterly report. The forward-looking statements included in this document are made only as of the date of this report, and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

Overview

We are a rapidly growing intellectual property (“IP”) investment, advisory and asset management firm. We develop and implement strategies to create, acquire, commercialize, divest and license intellectual property on behalf of our clients and partners, and for our own account. As of June 30, 2012, our patent portfolio included more than 1,500 issued U.S. and foreign patents, covering digital rights management, wireless handset and infrastructure technologies, e-commerce, mobile applications, video delivery, security and other technologies. The vast majority of the inventions described in our patents were conceived either by our employees, or by global innovation leaders such as IBM, Philips and Xerox. Many of the inventions in our portfolio are incorporated into various standards, such as OMA, MPEG, WiFi, Bluetooth, LTE, CDMA, UMTS and others.

Our team consisted of 51 people as of June 30, 2012, of which 7 hold PhD’s, 14 hold electrical engineering or mechanical engineering degrees and 11 hold juris doctor degrees. A number of our employees, many of which have been identified as inventors on patents, have been recognized as global leaders in the intellectual property asset management industry. Most of our employees have significant prior experience in communications and technology companies including AT&T, Clearwire, Intel, Microsoft, Qualcomm, and Yahoo!

Our investments in our intellectual property portfolio and our team have enabled us to grow revenues for each of the last four quarters, with $20.8 million in revenues in the second quarter of 2012, up from $3.7 million in the first quarter and $1.4 million and $1.1 million in the fourth and third quarters of 2011, respectively. The strong revenue growth in the second quarter was driven primarily by the March 2012 license agreement with Fujitsu and the June 2012 license renewal and expansion entered into with Sharp Electronics. These new agreements are significant in demonstrating the ongoing relevance of the ContentGuard portfolio not only to wireless handsets, but also to the growing tablet market.

We also invested considerable resources in the identification and evaluation of IP for acquisition and, in addition to generating revenues through licensing and advisory services, are also investigating opportunities to selectively divest IP assets that we think may yield more value through sale rather than licensing.

Finally, we addressed virtually all remaining vestiges of our legacy satellite communications business, including the sale of the remaining satellite hardware, creation of a liquidating trust (the “Trust”) to address the winding down of former subsidiaries (the “International Subsidiaries”) associated with the satellite business, and settlement of our litigation with The Boeing Company (“Boeing”). The settlement with Boeing allowed us to avoid protracted litigation with Boeing over tens of millions of dollars in court-ordered expense reimbursement, and will result in a $10.0 million cash payment to us. These activities resulted in the elimination of approximately $61.9 million in satellite-related liabilities, $58.7 million in non-recurring gains, and the triggering of tax losses of approximately $2.6 billion, subject to Internal Revenue Service (“IRS”) loss recognition provisions, which we believe can be carried forward to offset taxable income for up to 20 years. $2.3 billion of the tax loss related to the disposition is expected to be captured immediately and $0.3 billion upon full disposal of the assets. Our total net operating losses (“NOL’s”), net of gains related to the 2011 sale of DBSD North America, Inc. and its subsidiaries (collectively referred to as “DBSD”) to DISH Network Corporation (“DISH Network), are approximately $2.7 billion. We adopted a Tax Benefit Preservation Plan in 2010 designed to preserve the value of the NOLs for Pendrell and our stockholders.

Critical Accounting Policies

Critical accounting policies require difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The judgments and uncertainties affecting the application of these policies include significant estimates and assumptions made by us using information available at the time the estimates are made. Actual results could differ materially from those estimates. Our critical accounting policies involve judgments associated with our accounting for the fair value of financial instruments, asset impairment, valuation of goodwill and intangible assets, contract settlements, revenue recognition, stock-based compensation, income taxes, contingencies and business combinations. There have been no significant changes to our critical accounting policies disclosed in our 2011 Form 10-K other than those disclosed below.

Accounts Receivable—Accounts receivable consists of amounts billed to customers under licensing agreements or consulting services. The majority of our customers are well-established operating companies with investment-grade credit. For the periods ended June 30, 2012 and December 31, 2011, we have not incurred any losses on our accounts receivable. Based upon historical collections experience and specific client information, we have determined that no allowance for doubtful accounts was required at either June 30, 2012 or December 31, 2011. Carrying amounts of such receivables approximates their fair value due to their short-term nature.

Revenue Recognition—We derive our revenue from patent licensing activities and fees earned from IP consulting services. Our patent licensing agreements typically provide for the payment of contractually determined license fees in consideration for the grant of a non-exclusive license to intellectual property rights that we own or control. These agreements typically include (i) a non-exclusive license to make, sell, distribute, and use certain specified products that read on our patents (“Licensed Activities”), (ii) a covenant not to enforce patent rights against the licensee based on the Licensed Activities, and (iii) the release of the licensee from certain claims. Fees earned from IP consulting services are generally recognized as the services are performed.

The timing and amount of revenue recognized from patent licensing activities depends on the specific terms of each agreement and the nature of the deliverables and obligations. Agreements which are deemed to contain multiple elements are accounted for under the Financial Accounting Standards Board (“FASB”) revenue recognition guidance, “Revenue Arrangements with Multiple Deliverables.” This guidance requires consideration to be allocated to each element of an agreement that has stand-alone value using the relative fair value method. We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) all material obligations have been substantially performed pursuant to agreement terms or services have been rendered to the customer, (iii) amounts are fixed or determinable, and (iv) collectability is reasonably assured. As a result of the contractual terms of our patent license agreements and the unpredictable nature and frequency of licensing transactions, our revenue may fluctuate substantially from period to period.

New Accounting Pronouncements

In May 2011, the FASB issued Update No. 2011-05, Comprehensive Income (“Update No. 2011-05”). Update No. 2011-05 requires in the presentation on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. Update No. 2011-05 is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued an amendment to the accounting guidance on the presentation of other comprehensive income which deferred the effective date for the provisions pertaining to reclassification adjustments. The adoption of this statement during the six months ended June 30, 2012, did not have a material impact on our financial position, results of operations or cash flows.

Results of Operations

Prior to our transformation into a fully-integrated intellectual property investment and advisory firm, initiated by the acquisition of the Ovidian Group, LLC (“Ovidian Group”) in June 2011 and further supported by the acquisition of ContentGuard Holdings, Inc. (“ContentGuard”) in October 2011, we were a development stage next-generation mobile satellite service operator. In March 2011, we began the divesture of our domestic and international satellite related assets by selling our interests in DBSD to DISH Network for approximately $325 million, and continued our exit from the satellite business with the 2012 sale of our remaining satellite assets.

The following table is provided to facilitate the discussion of our results of operations for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue	$20,793	$195	$24,492	$195
General and administrative expenses	11,923	2,708	21,844	9,193
Gain associated with contract settlements	—	—	—	4,735

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Amortization of intangibles	3,579	—	6,293	—
Interest income	59	49	120	56
Interest expense	1,233	1,160	2,483	2,239
Gain on deconsolidation of subsidiaries	48,685	—	48,685	—
Gain on settlement of Boeing litigation	10,000	—	10,000	—
Gain (loss) associated with disposition of assets	(42)	—	5,603	300,886
Other income	115	1,406	1,364	1,803
Income tax benefit	291	—	1,004	2,732

Revenue. Revenue of $20.8 million and $24.5 million for the three and six months ended June 30, 2012, respectively, is entirely comprised of revenues from our IP business which we entered into in June of 2011. Revenue for the three months ended June 30, 2012 includes revenue from IP licensing agreements.

During the three and six months ended June 30, 2011 we were a development stage enterprise and only began generating revenue upon the acquisition of the Ovidian Group on June 17, 2011. Prior to that time we did not generate any revenue from operations.

General and Administrative Expenses. General and administrative expenses are primarily comprised of personnel costs, stock-based compensation, legal and professional fees, acquisition investigation costs and general office related costs. Expenses in 2011 also include costs associated with satellite storage and satellite system operating expenses.

General and administrative expenses increased $9.2 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The increase was primarily due to a $3.8 million increase in personnel related costs and a $1.2 million increase in non-cash stock-based compensation expense as a result of the acquisition of Ovidian Group and ContentGuard as well as organic growth of the Pendrell team, a $2.8 million increase in legal fees primarily due to patent maintenance and enforcement activities and $0.8 million of amortized prepaid compensation expense associated with the Ovidian Group acquisition. The increase was partially offset by $0.4 million of acquisition related expenses incurred during the three months ended June 30, 2011. The increase was also due to a one-time $1.0 million credit recorded during the three months ended June 30, 2011 associated with the establishment of a receivable for certain expenses related to the medium earth orbit (“MEO”) satellites and related equipment (collectively, “MEO Assets”) that were to be reimbursed by Jay and Jayendra Pty Ltd (the “J&J Group”). However, in September 2011 J&J Group breached its agreement to reimburse us and this credit was offset with a reserve in the full amount of the receivable pending resolution of the dispute with the J&J Group.

General and administrative expenses increased $12.7 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase was primarily due to a $6.5 million increase in personnel related costs and a $0.8 million increase in non-cash stock-based compensation expense as a result of the acquisition of Ovidian Group and ContentGuard, as well as organic growth of the Pendrell team, a $3.5 million increase in legal fees primarily due to patent maintenance and enforcement activities, and $1.5 million of amortized prepaid compensation expense associated with the Ovidian Group acquisition. The increase was partially offset by $0.4 million of acquisition related expenses. The increase was also due to a one-time year-to-date $0.8 million credit recorded during the six months ended June 30, 2011 associated with the establishment of a receivable for certain expenses related to the MEO Assets that were to be reimbursed by the J&J Group.

Contract Settlements. During the six months ended June 30, 2011, we recognized a $4.7 million gain associated with a reduction of our estimated liability for gateway obligations as a result of our agreement to purchase Deutsche Telekom AG’s claim against one of our subsidiaries.

Amortization of Intangible Assets. Amortization of intangible assets of $3.6 million and $6.3 million for the three and six months ended June 30, 2012, respectively, was primarily related to the amortization of intangibles acquired in the acquisition of Ovidian in June 2011 and ContentGuard in October 2011, as well as additional intangibles acquired during the six months ended June 30, 2012.

Interest Expense. Interest expense for the three and six months ended June 30, 2012 and 2011 consists primarily of interest costs resulting from capital lease obligations associated with certain of our MEO gateway sites.

Gain on Deconsolidation of Subsidiaries. During the three and six months ended June 30, 2012, we transferred our International Subsidiaries to the Trust and recognized a gain of $48.7 million on deconsolidation as a result of eliminating $61.9 million of liabilities associated with the International Subsidiaries, including liabilities for uncertain tax positions, net of cumulative translation adjustment losses of $12.7 million related to the International Subsidiaries.

Gain on Settlement of Boeing Litigation. On June 25, 2012, we settled our litigation against Boeing in exchange for $10.0 million, which we have reflected as a gain on litigation settlement.

Gain Associated with Disposition of Assets. During the six months ended June 30, 2012, we recognized a $5.6 million gain associated with the disposition of real property and MEO satellite related gateway equipment we owned in Brazil. During the six months ended June 30, 2011, we recognized a $301 million gain associated with the disposition of our cost method investment in DBSD and certain other assets pursuant to the various agreements entered into with DISH Network.

Other Income. Other income for the three months ended June 30, 2012, is primarily due to gains on foreign currency transactions. Other income for the six months ended June 30, 2012 is due to the release of a $0.8 million liability associated with our prior ownership of the MEO Assets (sold during the three months ended March 31, 2012) and gains on foreign currency transactions.

Other income for the three months ended June 30, 2011 is comprised primarily of a $1.2 million gain recognized upon the elimination of our payable to an affiliate. Other income for the six months ended June 30, 2011 is comprised primarily of the $1.2 million gain recognized upon elimination of our payable to an affiliate and gains on foreign currency transactions of $0.5 million.

Income Tax Benefit. Income tax benefit for the three and six months ended June 30, 2012 and 2011 is primarily due to expiration of the statute of limitations associated with previously recorded uncertain tax positions, including interest and penalties.

Liquidity and Capital Resources

Overview. As of June 30, 2012, we had cash liquidity of $211.9 million. These funds are currently expected to be utilized to fund our working capital needs for at least the next twelve months including ongoing operating costs associated with our IP business, potential acquisitions, expenses in connection with legal proceedings, costs associated with the pursuit of new investment and acquisition opportunities, and other general corporate purposes.

On March 15, 2011, we entered into an implementation agreement under which DISH Network paid us $325 million for our support of DBSD’s plan of reorganization which provided for the stock of DBSD to be transferred to DISH Network, certain spectrum priority rights, any distributions to us from DBSD, and a contingent option to purchase the MEO Assets of which (i) $35 million was paid in March 2011, (ii) $280 million was paid in April 2011, and (iii) $10 million was paid upon DBSD’s emergence from Chapter 11 bankruptcy proceeding on March 9, 2012. We recognized a gain of approximately $301 million during the three months ended March 31, 2011, associated with the disposition of our cost method investment in DBSD and other assets as a result of these agreements.

Cash Flows. The following table is provided to facilitate the discussion of our liquidity and capital resources for the six months ended June 30, 2012 and 2011 (in thousands):

	Six months ended June 30,
	2012	2011
Net cash provided by (used in):
Operating activities	$(6,328)	$(9,515)
Investing activities	(13,408)	308,896
Financing activities	520	13
Effect of foreign exchange rate changes on cash	717	350

Net increase (decrease) in cash and cash equivalents	(18,499)	299,744
Cash and cash equivalents – beginning of period	230,377	20,771

Cash and cash equivalents – end of period	$211,878	$320,515

Cash and cash equivalents were $211.9 million at June 30, 2012 compared to $230.4 million at December 31, 2011. This decrease is primarily due to various new investment activities and other general corporate expenditures, partially offset by the receipt of funds from DISH Network and the sale of real property in Brazil.

For the three months ended June 30, 2012, the company generated $4.3 million of cash from operating activities.

For the six months ended June 30, 2012, the $6.3 million of cash used in operating activities consisted primarily of our net income of $60.6 million adjusted for various non-cash items, including (i) the gain on the deconsolidation of subsidiaries of $48.7 million, (ii) an increase of $10.1 million in accounts receivable, (iii) an increase of $10.0 million in other receivables, (iv) the reclassification of the $5.6 million gain on the sale of our real property in Brazil to investing activities, (v) $6.3 million of amortization expense associated with patents and other intangibles, (vi) $3.1 million of stock-based compensation expense, (vii) a $1.7 million increase in accrued interest payable, (viii) $1.5 million of amortized prepaid compensation expense associated with the acquisition of Ovidian Group in June 2011, (ix) a $4.7 million decrease in other accrued expenses, and (x) a $0.5 million increase in prepaid expenses.

For the six months ended June 30, 2011, cash used in operating activities consisted primarily of our net income of $299.0 million adjusted for various non-cash items, including: (i) a $300.9 million gain associated with the disposition of certain assets to DISH Network; (ii) a $4.7 million reduction of a gateway obligation; (iii) stock-based compensation expense of $2.3 million; (iv) a $2.1 million increase in accounts and other receivables primarily due to a $1.6 million receivable associated with reimbursement of MEO Assets operating expenses from J&J Group; (v) an $0.9 million net decrease in income taxes payable, accounts payable and other accrued expenses; and (vi) unrealized foreign exchange gains of $0.5 million.

For the six months ended June 30, 2012, the $13.4 million of cash used by investing activities was primarily due to the acquisition of various assets, partially offset by cash received from DISH Network and from the sale of real property in Brazil. For the six months ended June 30, 2011, cash provided by investing activities consisted primarily of approximately $315 million from DISH Network pursuant to the Implementation Agreement, partially offset by a $5.9 million cash outflow for the acquisition of Ovidian Group, net of cash acquired.

For the six months ended June 30, 2012 and 2011, cash provided by financing activities consisted of proceeds from the exercise of stock options, partially offset by the payment of withholding taxes upon vesting of restricted stock awards.

Contractual Obligations. Our primary contractual obligations relate to operating lease agreements for our office locations in Kirkland, Washington and El Segundo, California and Berkeley, California. Our contractual obligations as of June 30, 2012 were as follows (in millions):

	Years ending December 31,
	Total	2012	2013-2014	2015-2016	2017 and Thereafter
Operating lease obligations	$3.0	$0.3	$1.1	$0.7	$0.9

As of June 30, 2012, we no longer have obligations related to (i) gateway operators, (ii) capital leases or (iii) uncertain tax positions for income taxes, interest and penalties, as these liabilities were all related to our International Subsidiaries that were deconsolidated on June 29, 2012.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have assessed our vulnerability to certain market risks, including interest rate risk associated with our accounts receivable, other receivables, accounts payable, and cash and cash equivalents and foreign currency risk associated with our cash held in foreign currencies.

As of June 30, 2012, our cash and investment portfolio consisted of both cash and money market funds, with a fair value of approximately $211.9 million. The primary objective of our investments in money market funds is to preserve principal, while optimizing returns and minimizing risk, and our policies require, at the time of purchase, that we make these investments in short-term, high rated securities which currently yield between zero to 20 basis points.

June 30, 2012 (in thousands)
Cash	$16,655
Money market funds	195,223

$211,878

Our primary foreign currency exposure relates to cash balances in foreign currencies. Due to the small balances we hold, we have determined that the risk associated with foreign currency fluctuations is not material to us.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures as of June 30, 2012 and have concluded that these disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e)) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Boeing Litigation

On June 25, 2012, we settled our litigation against Boeing. As part of the settlement, we agreed to withdraw our petition for review to the California Supreme Court in exchange for a $10.0 million payment from Boeing and Boeing’s waiver of its right to court costs.

ZTE Enforcement Action

On February 27, 2012, ContentGuard filed a patent infringement lawsuit against ZTE Corporation and ZTE (USA) Inc. in the Eastern District of Virginia, in which ContentGuard alleged that the defendants have infringed and continue to infringe six of our patents by making, using, selling or offering for sale certain mobile communication and computing devices. The case was transferred to the federal court in the Southern District of California on May 18, 2012. ContentGuard requested a jury trial and is seeking injunctive relief, damages and pre-judgment and post-judgment interest.

J&J Arbitration

In March 2012, we asserted claims in arbitration in London against J&J Group to recover approximately $2.7 million in costs that J&J Group was required to reimburse to us pursuant to a MEO satellite asset purchase agreement that was signed in April 2011. In May 2012, J&J Group counterclaimed for breach of contract, seeking approximately $1.2 million, plus attorney fees and costs. The arbitration is scheduled for hearing in September 2012, but delays are possible. We cannot anticipate the timing or outcome of the arbitration.

Item 1A. Risk Factors

There have been no material changes to our risk factor disclosures included under Part I, Item 1A. of our 2011 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Ex. 10.1*	Settlement agreement and mutual release between ICO Global Communications (Operations) Limited and Pendrell Corporation and Eagle River Investments, LLC, on the one hand, and Boeing Satellite Systems International, Inc., and The Boeing Company, on the other hand, entered into as of June 25, 2012.

Ex. 31.1*	Certification of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

Ex. 31.2*	Certification of the principal accounting and financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

Ex. 32.1**	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

Ex. 101**	The following financial information from Pendrell Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENDRELL CORPORATION (Registrant)

Date: August 3, 2012	By:	/s/ Thomas J. Neary

Thomas J. Neary Vice President and Chief Financial Officer Authorized Officer and Principal Financial Officer