Form 10-Q
period 2012-09-30
Pendrell Corp
filed 2012-11-02
CIK 1359555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 29, 2012, the registrant had 206,943,464 shares of Class A common stock and 53,660,000 shares of Class B convertible common stock outstanding.

PENDRELL CORPORATION

FORM 10-Q

For the three and nine months ended September 30, 2012

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Pendrell Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$214,999	$230,377
Accounts receivable, net of allowance for doubtful accounts of $0 in both periods	10,097	546
Other receivables – net of reserve of $2,750 in both periods	—	10,000
Prepaid expenses and other current assets	1,220	1,897
Deferred tax asset	70	49,570

Total current assets	226,386	292,390
Property in service – net of accumulated depreciation of $478 and $962, respectively	866	288
Other assets	67	131
Intangible assets – net of accumulated amortization of $11,868 and $1,986, respectively	139,012	120,145
Goodwill	22,093	22,093

Total	$388,424	$435,047

LIABILITIES, STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST
Current liabilities:
Accounts payable	$927	$282
Accrued expenses	5,701	17,489
Accrued interest	—	28,092
Capital lease obligations	—	14,896

Total current liabilities	6,628	60,759
Income tax	—	9,870
Other	544	479
Deferred tax liability	1,661	51,161

Total liabilities	8,833	122,269

Commitments and contingencies (Note 8)
Stockholders’ equity and noncontrolling interest:
Preferred stock, $.01 par value, 75,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.01 par value, 900,000,000 shares authorized, 265,917,874 and 264,992,881 shares issued, and 206,882,958 and 206,696,021 shares outstanding	2,670	2,650
Class B convertible common stock, $.01 par value, 150,000,000 shares authorized, 84,663,382 shares issued and 53,660,000 shares outstanding	847	847
Additional paid-in capital	2,802,197	2,794,970
Treasury stock, 59,034,916 and 58,296,860 shares of Class A common stock and 31,003,382 shares of Class B convertible common stock	(878,046)	(877,833)
Accumulated other comprehensive loss	—	(11,660)
Accumulated deficit	(1,555,754)	(1,603,941)

Total Pendrell stockholders’ equity	371,914	305,033

Noncontrolling interest	7,677	7,745

Total stockholders’ equity and noncontrolling interest	379,591	312,778

Total	$388,424	$435,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue	$1,023	$1,083	$25,515	$1,278
Operating expenses:
General and administrative (including non-cash stock compensation expense of $1,768, $1,117, $4,848 and $3,388, respectively)	10,237	8,464	32,081	17,657
Contract settlements	—	—	—	(4,735)
Amortization of intangible assets	3,589	132	9,882	132

Total operating expenses	13,826	8,596	41,963	13,054

Operating loss	(12,803)	(7,513)	(16,448)	(11,776)
Interest income	58	51	178	107
Interest expense	—	(1,185)	(2,483)	(3,424)
Gain on deconsolidation of subsidiaries	—	—	48,685	—
Gain on settlement of Boeing litigation	—	—	10,000	—
Gain (loss) associated with disposition of assets	(4)	—	5,599	300,886
Other income	220	328	1,584	2,131

Income (loss) before income taxes	(12,529)	(8,319)	47,115	287,924
Income tax benefit	—	140	1,004	2,872

Net income (loss)	(12,529)	(8,179)	48,119	290,796
Net loss attributable to noncontrolling interest	(380)	—	(68)	—

Net income (loss) attributable to Pendrell	$(12,149)	$(8,179)	$48,187	$290,796

Basic income (loss) per share attributable to Pendrell	$(0.05)	$(0.03)	$0.19	$1.15

Diluted income (loss) per share attributable to Pendrell	$(0.05)	$(0.03)	$0.18	$1.13

Weighted average shares outstanding used to compute basic income (loss) per share	256,741,845	255,152,696	256,486,019	253,223,586
Weighted average shares outstanding used to compute diluted income (loss) per share	256,741,845	255,152,696	263,772,311	258,010,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income (loss)	$(12,529)	$(8,179)	$48,119	$290,796
Other comprehensive income (loss):
Cumulative translation adjustments	—	3,052	(1,019)	930
Reclassification of cumulative translation adjustment loss included in net income	—	—	12,679	—

Comprehensive income (loss)	(12,529)	(5,127)	59,779	291,726
Comprehensive loss attributable to noncontrolling interest	380	—	68	—

Comprehensive income (loss) attributable to Pendrell	$(12,149)	$(5,127)	$59,847	$291,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands, except share data, unaudited)

	Nine months ended September 30,
	2012	2011
Operating activities:
Net income including noncontrolling interest	$48,119	$290,796
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	4,848	3,388
Amortization of prepaid compensation from Ovidian acquisition	2,261	754
Amortization of intangibles	9,882	132
Depreciation	152	97
Unrealized foreign exchange gains	(442)	(881)
Gain on deconsolidation of subsidiaries	(48,685)	—
Gain associated with contract settlements	—	(4,735)
Gain associated with disposition of assets	(5,599)	(300,886)
Other	—	(1,474)
Other changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(9,551)	(394)
Prepaid expenses and other current/non-current assets	(117)	(614)
Accounts payable	674	(3)
Accrued interest payable	1,704	2,770
Other accrued expenses	(6,144)	(979)

Net cash used in operating activities	(2,898)	(12,029)

Investing activities:
Purchases of property and intangible assets	(29,372)	(67)
Payments from affiliates	—	246
Proceeds associated with disposition of assets	15,647	314,536
Acquisition of Ovidian, net of cash acquired of $150	—	(5,850)

Net cash provided by (used in) investing activities	(13,725)	308,865

Financing activities:
Proceeds from exercise of stock options	740	174
Payment of withholding taxes from stock awards	(220)	(119)

Net cash provided by financing activities	520	55

Effect of foreign exchange rate changes on cash	725	616

Net increase (decrease) in cash and cash equivalents	(15,378)	297,507
Cash and cash equivalents – beginning of period	230,377	20,771

Cash and cash equivalents – end of period	$214,999	$318,278

Supplemental disclosures:
Income taxes paid	$2,156	$—
Supplemental disclosures of non-cash activities:
Issuance of Class A common shares for advisory services	—	250
Issuance of Class A common shares for stock-based compensation	1,039	391
Issuance of Class A common shares for business acquisition	—	8,430
Decrease in payable to affiliates	—	(1,538)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Business

These condensed consolidated financial statements include the accounts of Pendrell Corporation (“Pendrell”) and its consolidated subsidiaries (collectively referred to as the “Company”). The Company was formed in 2000 to operate a next generation global mobile satellite communications system. The Company has since exited the satellite business. In 2011, Pendrell began making investments in the intellectual property (“IP”) industry and building an experienced team of IP professionals. Today, Pendrell is an IP investment, advisory and asset management firm that is focused on developing and implementing strategies to create, acquire, commercialize, license and sell IP on behalf of its clients and partners, and for its own account.

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

Accounts Receivable—Accounts receivable consists of amounts billed to customers under licensing arrangements or consulting services. The majority of the Company’s customers are well-established operating companies with investment-grade credit. For the periods ended September 30, 2012 and December 31, 2011, the Company has not incurred any losses on its accounts receivable. Based upon historical collections experience and specific client information, the Company has determined that no allowance for doubtful accounts was required at either September 30, 2012 or December 31, 2011. Carrying amounts of such receivables approximate their fair value due to their short-term nature.

Revenue Recognition—Since mid-2011, the Company has derived its operating revenue from IP licensing activities and fees earned from IP consulting services. The Company’s patent licensing agreements typically provide for the payment of contractually determined license fees in consideration for the grant of a non-exclusive license to intellectual property rights owned or controlled by the Company. These agreements typically include (i) a non-exclusive license to make, sell, distribute, and use certain specified products that read on the Company’s patents (“Licensed Activities”), (ii) a covenant not to enforce patent rights against the licensee based on the Licensed Activities, and (iii) the release of the licensee from certain claims.

Fees earned from IP consulting services are generally recognized as the services are performed.

The timing and amount of revenue recognized from patent licensing activities depends on the specific terms of each agreement and the nature of the deliverables and obligations. Agreements that are deemed to contain multiple elements are accounted for under the Financial Accounting Standards Board (“FASB”) revenue recognition guidance, “Revenue Arrangements with Multiple Deliverables.” This guidance requires consideration to be allocated to each element of an agreement that has stand-alone value using the relative fair value method. The Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) all material obligations have been substantially performed pursuant to agreement terms or services have been rendered to the customer, (iii) amounts are fixed or determinable, and (iv) collectability is reasonably assured. As a result of the contractual terms of the Company’s patent license agreements and the unpredictable nature and frequency of licensing transactions, the Company’s revenue may fluctuate substantially from period to period.

New Accounting Pronouncements—In May 2011, the FASB issued Update No. 2011-05, Comprehensive Income (“Update No. 2011-05”). Update No. 2011-05 requires in the presentation on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. Update No. 2011-05 is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued an amendment to the accounting guidance on the presentation of other comprehensive income which deferred the effective date for the provisions pertaining to reclassification adjustments. The adoption of this statement during the nine months ended September 30, 2012, did not have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2012, the FASB issued Update No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“Update No. 2012-02”) which allows entities to first use a qualitative approach to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. Update 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this statement during the nine months ended September 30, 2012, did not have a material impact on the Company’s financial position, results of operations or cash flows.

3. Business Combinations

Ovidian—In June 2011, the Company acquired all of the membership interests of Ovidian Group LLC (“Ovidian”) by paying $6.0 million in cash and issuing 3,000,000 shares of the Company’s Class A common stock to the former owners. Ovidian is a global IP advisory firm that assists Fortune 500 clients in managing risk by investing strategically in IP. A portion of the purchase price was placed in escrow and is being recognized as compensation expense from the date of acquisition through July 1, 2014, at a rate of $0.8 million per quarter beginning with the quarter ended September 30, 2011, subject to certain forfeiture provisions.

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

Unaudited Pro Forma Combined Financial Information—For comparability purposes, the following table presents the Company’s unaudited pro forma revenue and earnings (loss) for the three and nine months ended September 30, 2012 and 2011 had the Ovidian and ContentGuard acquisitions occurred on January 1, 2011 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue	$1,023	$1,083	$25,515	$3,297
Net income (loss)	(12,529)	(11,873)	48,119	278,494
Net income (loss) attributable to Pendrell	(12,149)	(11,493)	48,187	279,725
Basic income (loss) per share attributable to Pendrell	(0.05)	(0.05)	0.19	1.10
Diluted income (loss) per share attributable to Pendrell	(0.05)	(0.05)	0.18	1.08

4. Asset Acquisitions and Divestitures

During the nine months ended September 30, 2012, the Company expanded its patent holdings through the acquisition of additional patent portfolios covering wireless handset and infrastructure technologies, e-commerce, mobile applications, video delivery, security, and other technologies. With these acquisitions, the Company, through its subsidiaries, now holds more than 1,600 issued patents worldwide, with additional patent applications pending.

The Company has used, and may continue to use, different structures and forms of consideration for its acquisitions. The Company’s acquisitions have included acquisitions of shares of companies as well as direct purchases of assets. Acquisitions may be consummated through the use of cash, equity, seller financing, third party debt, revenue sharing, profit sharing, or some combination of these types of consideration. Consequently, the acquisition values reflected in the Company’s investing activities may represent lower amounts than would be reflected, for example, in a situation where cash alone was utilized in the acquisition.

While focusing on integrating and growing its IP business, the Company continued the divestiture of its satellite-related assets. In March 2011, the Company sold its interests in DBSD North America, Inc. and its subsidiaries (collectively referred to as “DBSD”) to DISH Network Corporation (“DISH Network) for $325 million and recognized a gain of approximately $301 million associated with the disposition. The final installment of $10 million, together with reimbursement of certain bankruptcy-related costs, was paid by DISH Network in March 2012, upon DBSD’s emergence from bankruptcy.

During the first quarter of 2012, the Company completed the sale of its real property in Brazil for approximately $5.6 million and sold its medium earth orbit (“MEO”) satellites and related equipment (collectively, “MEO Assets”). On June 29, 2012, the Company transferred certain of its MEO-related international subsidiaries (the “International Subsidiaries”) to a liquidating trust (the “Trust”). All of the property in Brazil, the MEO Assets and substantially all of the assets of the International Subsidiaries had been written off in prior years.

The disposal of the Company’s satellite assets resulted in the elimination of approximately $61.9 million in satellite-related liabilities, a one-time $48.7 million gain, and the triggering of tax losses of approximately $2.6 billion, subject to Internal Revenue Code (“IRS”) loss recognition provisions, which the Company believes can be carried forward to offset taxable income for up to 20 years. $2.3 billion of the tax loss related to the disposition is expected to be captured immediately and $0.3 billion upon full disposal of the assets. The Company’s total net operating losses (“NOLs”), net of gains related to the 2011 sale of DBSD to DISH Network, are approximately $2.7 billion. The Company adopted a Tax Benefit Preservation Plan in 2010 designed to preserve the value of the NOLs for the Company and its stockholders.

5. Gain on Deconsolidation of Subsidiaries

After the sale of the MEO Assets, the Company’s only remaining satellite-related assets were owned by the International Subsidiaries. Due to cumbersome corporate laws in the jurisdictions in which the International Subsidiaries are domiciled, the International Subsidiaries could not be liquidated in a cost effective manner; nor could the Company abandon ownership of these entities. Accordingly, the Company concluded that the most expeditious and economical path to winding up the affairs of these entities was a transfer of the International Subsidiaries into the Trust.

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

6. Gain on Settlement of Boeing Litigation

The Company was a party to litigation with Boeing Satellite Services, Inc. and The Boeing Company (collectively “Boeing”), arising out of agreements with Boeing for the development and launch of its MEO satellites and related launch vehicles. In February 2009, the trial court entered judgment in the Company’s favor for approximately $603.2 million.

On April 13, 2012, the California Court of Appeal overturned the judgment. The reversal was the culmination of a three year Court of Appeal process. The Court of Appeal also ordered the Company to reimburse Boeing for its appellate costs.

On June 25, 2012, the Company settled its litigation against Boeing. As part of the settlement, the Company agreed to withdraw its petition for review to the California Supreme Court in exchange for a $10.0 million payment from Boeing and Boeing’s waiver of its right to appellate costs. The settlement agreement and mutual release (the “Settlement Agreement”) between the Company and Boeing fully released and discharged any and all claims between Boeing and the Company. As a result of the Settlement Agreement, the Company recorded a gain of $10.0 million during the three months ended June 30, 2012.

7. Income (Loss) Per Share

Basic income (loss) per share is calculated based on the weighted average number of Class A common stock and Class B common stock (the “Common Shares”) outstanding during the period. Diluted income (loss) per share is calculated by dividing the income (loss) allocable to common shareholders by the weighted average Common Shares outstanding plus dilutive potential Common Shares. Prior to the satisfaction of vesting conditions, unvested restricted stock awards are considered contingently issuable and are excluded from weighted average Common Shares outstanding used for computation of basic income (loss) per share.

Potential dilutive Common Shares consist of the incremental Class A common stock issuable upon the exercise of outstanding stock options (both vested and non-vested), stock appreciation rights, warrants, and unvested restricted stock awards and units, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of our Class A common shares for the period) because their inclusion would have been antidilutive.

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income (loss) attributable to Pendrell	$(12,149)	$(8,179)	$48,187	$290,796

Weighted average common shares outstanding	260,935,935	259,575,018	260,829,278	255,983,605
Less: weighted average unvested restricted stock awards	(4,194,090)	(4,422,322)	(4,343,259)	(2,760,019)

Shares used for computation of basic income (loss) per share	256,741,845	255,152,696	256,486,019	253,223,586
Add back: weighted average unvested restricted stock awards and units (1)	—	—	5,805,979	2,760,019
Add back: dilutive stock options and stock appreciation rights	—	—	1,480,313	2,026,705

Shares used for computation of diluted income (loss) per share(1) (2)	256,741,845	255,152,696	263,772,311	258,010,310

Basic income (loss) per share attributable to Pendrell	$(0.05)	$(0.03)	$0.19	$1.15

Diluted income (loss) per share attributable to Pendrell	$(0.05)	$(0.03)	$0.18	$1.13

(1)	Includes the weighted average effect of restricted stock awards and restricted stock units for the nine months ended September 30, 2012 that are subject to shareholder approval.
(2)	Stock options and warrants totaling 31,477,485 and 29,997,172 for the three and nine months ended September 30, 2012, respectively, and 15,541,235 for both the three and nine months ended September 30, 2011, were excluded from the calculation of diluted income (loss) per share as their inclusion was anti-dilutive.

8. Commitments and Contingencies

Satellite System Operating Commitments—Certain subsidiaries of the Company had payment obligations under agreements related to the maintenance and storage of certain MEO satellite assets, all of which ended as of March 31, 2012. Additionally, other subsidiaries had payment obligations under agreements with third parties to support the telemetry, tracking and control system of its in orbit MEO satellite (“F2”), to manage a ground station in Brewster, Washington and to provide communication links to F2. Under these F2 operating agreements, certain subsidiaries were also obligated to pay recurring monthly fees for satellite support services. Effective April 1, 2012, all payment obligations under these contracts were assumed by the buyer of F2.

Lease and Operating Commitments— Prior to 2000, the International Subsidiaries entered into agreements, including capital leases, with certain vendors (“Gateway Operators”) that owned and operated a majority of the International Subsidiaries’ gateway sites for the MEO satellites. Under agreements with Gateway Operators, the International Subsidiaries were required to make payments to the Gateway Operators. Many of those payment obligations had not been fulfilled. During the six months ended June 30, 2012, the Company determined that the payment obligations to the Gateway Operators likely exceeded the value that could be extracted from the International Subsidiaries. As such, on June 29, 2012, the Company transferred the International Subsidiaries to the Trust and eliminated the related liabilities from its books. The assets of the International Subsidiaries were substantially written off in prior years.

Litigation—In the opinion of management, except for those matters described below and elsewhere in this report, to the extent so described, contingent liabilities, litigation and claims against the Company in the normal course of business, are not expected to involve any judgments or settlements that would be material to the Company’s financial condition, results of operations or cash flows.

J&J Arbitration—In March 2012, the Company asserted claims in arbitration in London against Jay and Jayendra Pty Ltd (the “J&J Group”) to recover approximately $2.7 million in costs that the J&J Group was required to reimburse the Company pursuant to a MEO satellite asset purchase agreement that was signed in April 2011. In May 2012, the J&J Group counterclaimed for breach of contract, seeking approximately $1.2 million, plus attorney fees and costs. The arbitration occurred in September 2012. The Company cannot predict the timing or outcome of the arbitration.

9. Stockholders’ Equity

Stock-Based Compensation—The Company records stock-based compensation on stock options, stock appreciation rights and restricted stock issued to employees, directors and consultants generally based on their estimated fair value on the date of grant, and recognizes compensation cost over the requisite service period for awards expected to vest.

Stock-based compensation expense included in the condensed consolidated statement of operations for the three and nine months ended September 30, 2012 and 2011 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Stock options	$1,117	$127	$3,091	$2,020
Restricted stock awards (1) (2)	651	990	1,757	1,368

Total stock-based compensation expense	$1,768	$1,117	$4,848	$3,388

(1)	In August 2012, the Company’s Board of Directors approved a modification which added alternative vesting criteria required for 3,175,000 shares of restricted stock previously granted to employees. As a result of the modification the Company recorded an additional $0.2 million of stock-based compensation expense in the three and nine months ended September 30, 2012, which represents the incremental fair value of the modified restricted stock.
(2)	Stock-based compensation expense for the three and nine months ended September 30, 2012, includes $0.2 million and $0.4 million, respectively, of expense related to 250,000 Class A common stock (“Common Stock”) restricted stock awards that are required to be treated as a liability in accordance with ASC 718, Compensation–Stock Compensation.

Stock Options and Stock Appreciation Rights—The Company has granted stock options and stock appreciation rights to employees, directors and consultants in connection with their service to the Company.

During the period from January 1, 2012 through August 15, 2012, the Company granted 1,454,000 options to certain employees and consultants to purchase shares of its Common Stock in connection with their continued or new employment with the Company. A majority of the options granted were subject to stockholder approval (the “Approval Condition”). The options granted during January 1, 2012 through August 15, 2012 had a grant date fair value of $1.5 million.

On August 24, 2012, the Board of Directors of the Company approved the Pendrell Corporation 2012 Equity Incentive Plan (the “2012 Plan”), subject to and effective upon the approval of the 2012 Plan by the Company’s stockholders, which the Company expects will occur at its 2012 Annual Meeting of Stockholders to be held in November 2012. Approval of the 2012 Plan will also serve to satisfy the Approval Condition.

If the 2012 Plan is approved by the Company’s stockholders, the aggregate number of shares of Common Stock that may be issued pursuant to awards from and after the effective date of the 2012 Plan will not exceed, in the aggregate, the sum of 37,952,546 shares of Common Stock, plus any shares subject to outstanding stock awards granted under the 2000 Plan that (i) expire or terminate for any reason prior to exercise or settlement; (ii) are forfeited, cancelled or otherwise returned due to the failure to meet a condition required to vest such shares; or (iii) are reacquired, withheld or not issued to satisfy a tax withholding obligation in connection with an award.

Further, on August 24, 2012, the Company granted an additional 13,966,875 options to certain employees and consultants to purchase shares of its Common Stock subject to stockholder approval of the 2012 Plan. The options granted on August 24, 2012 had a grant date fair value of $9.1 million.

The Company’s stock option and stock appreciation rights activity for the nine months ended September 30, 2012 is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding – December 31, 2011	14,195,000	$3.23
Granted (1)	15,450,875	$1.27
Exercised	(590,375)	$1.25
Forfeited	(750,125)	$3.09

Outstanding – September 30, 2012	28,305,375	$2.21

Exercisable – September 30, 2012	4,760,498	$2.87

Vested and expected to vest – September 30, 2012	27,128,131	$2.21

(1)	All grants issued are subject to stockholder approval of the 2012 Plan.

Restricted Stock—The Company has granted restricted stock to employees and consultants in connection with their service to the Company. The Company’s stock grants can be categorized as either service-based awards, performance-based awards, and/or market-based.

During the period from January 1, 2012 through August 15, 2012, the Company granted 1,758,618 shares of restricted stock to certain employees, a majority of which were also subject to the Approval Condition. These grants contained performance, market, and/or service conditions to encourage the attainment of key performance targets, the retention of employees, and/or are dependent upon the Company’s average closing share price. For restricted stock with multiple conditions granted prior to August 24, 2012, generally 50% of the vesting was based on the Company’s financial performance and 50% of the vesting was based on the Company’s share price. If the targets are not achieved within seven years of the date of grant, the shares subject to the targets will be forfeited. The restricted stock granted during January 1, 2012 through August 15, 2012 had a grant date fair value of $5.3 million.

On August 24, 2012, the Company’s Board of Directors approved a modification which added alternative vesting criteria for 3,175,000 shares of restricted stock previously granted to employees. The performance conditions were modified to encourage the attainment of key performance targets and retention of skilled employees. The new terms for the modified restricted stock with performance conditions provide for vesting to occur on the earlier of the Company’s achievement of certain financial targets or modified share price targets. No other terms of the restricted stock were modified.

Further, on August 24, 2012, the Company granted an additional 4,655,625 shares of restricted stock to certain employees and consultants of which (i) 50% have time-based vesting conditions, 25% per year over four years, (ii) 25% vest upon the Company’s common stock achieving an average closing price of $2.00 for 60 consecutive calendar days, and (iii) 25% vest upon the Company’s common stock achieving an average closing price of $3.00 for 60 consecutive calendar days. The restricted stock granted on August 24, 2012 had a grant date fair value of $4.7 million.

Additionally, on August 24, 2012, the Company’s Board of Directors determined, with the concurrence of Mr. Benjamin G. Wolff, its Chief Executive Officer and President, that the vesting conditions associated with 500,000 shares of performance-based restricted stock issued to Mr. Wolff in February 2010 (the “Performance Shares”) will not be satisfied. The vesting of the Performance Shares was conditioned upon Board of Directors approval following resolution of the Company’s litigation with Boeing. The Board of Directors’ determination resulted in the cancellation of all of the Performance Shares and resulted in the recapture of $0.4 million of previously expensed stock-based compensation.

The Company’s restricted stock activity for the nine months ended September 30, 2012 is summarized as follows:

	Number of restricted stock awards	Weighted average fair value
Outstanding – December 31, 2011	4,610,909	$2.18
Granted (1)	6,414,243	$1.56
Vested	(496,777)	$1.68
Cancelled	(715,000)	$1.62

Unvested – September 30, 2012	9,813,375	$1.84

(1)	Includes 6,079,625 grants issued subject to stockholder approval of the 2012 Plan.

10. Income Taxes

The Company has recorded an income tax benefit for the nine months ended September 30, 2012 and 2011 related to expiration of the statute of limitations associated with previously recorded uncertain tax positions, including interest and penalties.

The disposal of the Company’s satellite assets triggered tax losses of approximately $2.6 billion, subject to IRS loss recognition provisions, which the Company believes can be carried forward to offset taxable income for up to 20 years. $2.3 billion of the tax loss related to the disposition is expected to be captured immediately and $0.3 billion upon full disposal of the assets. The Company’s total NOLs, net of gains related to the 2011 sale of DBSD to DISH Network, are approximately $2.7 billion.

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

Tax Benefits Preservation Plan—Effective January 29, 2010, the Board of Directors adopted the Tax Benefits Plan to help the Company preserve its ability to utilize fully its NOLs, to preserve potential future NOLs, and to thereby reduce potential future federal income tax obligations. Under the Internal Revenue Code and related Treasury Regulations, the Company may “carry forward” these NOLs in certain circumstances to offset current and future income and thus reduce its federal income tax liability, subject to certain restrictions. To the extent that the NOLs do not otherwise become limited, the Company believes that it will be able to carry forward a significant amount of NOLs, and therefore the NOLs could be a substantial asset for the Company. However, if the Company experiences an “ownership change,” as defined in Section 382 of the Internal Revenue Code, the timing of usage and its ability to use the NOLs could be significantly limited.

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

Holders of 4.9% or more of the Company’s securities outstanding as of the close of business on January 29, 2010 will not trigger the Tax Benefits Plan so long as they do not (i) acquire additional securities constituting one-half of one percent (0.5%) or more of the Company’s securities outstanding as of the date of the Tax Benefits Plan (as adjusted to reflect any stock splits, subdivisions and the like), or (ii) fall under 4.9% ownership of the Company’s securities and then re-acquire 4.9% or more of the Company’s securities. The Board of Directors may exempt certain persons whose acquisition of securities is determined by the Board of Directors not to jeopardize the Company’s tax benefits or to otherwise be in the best interest of the Company and its stockholders. The Board of Directors may also exempt certain transactions.

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

Special Note Regarding Forward-Looking Statements

With the exception of historical facts, the statements contained in this management’s discussion and analysis are “forward-looking” statements. All of these forward-looking statements are subject to risks and uncertainties that could cause the actual results of Pendrell Corporation (“Pendrell”) to differ materially from those contemplated by the relevant forward-looking statements. Factors that might cause or contribute to such a difference include, but are not limited to, those discussed in the section entitled “Risk Factors” (Part II, Item 1A of this Form 10-Q) and elsewhere in this quarterly report. The forward-looking statements included in this document are made only as of the date of this report, and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

Overview

We are an intellectual property (“IP”) investment, advisory and asset management firm. We develop and implement strategies to create, acquire, commercialize, divest, license and sell intellectual property on behalf of our clients and partners, and for our own account. Our patent portfolio has grown to include more than 1,600 issued U.S. and foreign patents, covering digital rights management, wireless handset and infrastructure technologies, e-commerce, mobile applications, video delivery, security and other technologies. The vast majority of the inventions described in our patents were conceived either by our employees, or by global innovation leaders such as IBM, Philips and Xerox. Many of the inventions in our portfolio are incorporated into various standards, such as OMA, MPEG, WiFi, Bluetooth, LTE, CDMA, UMTS and others.

Our team of experienced IP professionals, including engineers and lawyers, is critical to our ability to identify and pursue IP investment opportunities and to monetize the assets in our portfolio. Our team includes seven holders of PhDs, fourteen engineers with electrical or mechanical engineering degrees, and eleven recipients of juris doctor degrees. A number of the members of our team are identified as inventors of issued patents, and six have been recognized as global leaders in the intellectual property asset management industry. Most of our employees have significant prior experience in communications and technology companies including AT&T, Clearwire, Intel, Microsoft, Qualcomm, Xerox, and Yahoo. We provide IP advisory services through our wholly-owned subsidiary, Ovidian Group LLC (“Ovidian”), which we acquired in June 2011. Through Ovidian, we advise some of the most respected technology companies in the world on a variety of IP-related advisory services, including IP valuation and investment analysis, IP landscape analysis, IP acquisitions and divestitures, and IP risk mitigation strategies. The Ovidian team is also actively engaged in the investigation and analysis of IP investment opportunities on our behalf, as well as the development and implementation of many aspects of our IP business strategies. The amount of consulting revenues generated by Ovidian varies quarter to quarter based on the nature and structure of fee agreements with clients as well as the amount of time the Ovidian team dedicates to supporting internal acquisition, licensing and sale efforts.

Our licensing efforts continue to expand, both through new engagements with prospective licensees in connection with our mobility licensing program, as well as through the development of new licensing programs aimed at making our IP available to new segments to which we believe our IP is applicable. Although we did not enter into any new licensing agreements in the third quarter, we signed a digital rights management technology collaboration agreement with Pantech Co., Ltd in early October that will result in fourth quarter revenue. In addition, we are actively engaged in negotiations with more than a dozen prospective licensees. Our experience has been that the average duration of licensing negotiations is twelve to twenty-four months. As a result, it is difficult to predict when these negotiations will come to fruition, if at all. This means that the amount and timing of our revenue will likely continue to be uneven from quarter to quarter. Nonetheless, our $25.5 million of revenue for the nine months ended September 30, 2012 is substantially higher than the $1.3 million generated during the same period in the prior year.

In addition to expansion of existing licensing programs and development of new licensing programs, we continue to invest considerable resources to evaluate new investment opportunities.

Finally, over the past 18 months, we addressed virtually all remaining vestiges of our legacy satellite communication business. We sold DBSD North America, Inc. and its subsidiaries (collectively referred to as “DBSD”) to DISH Networks Corporation (“DISH Network”), we settled the litigation with The Boeing Company (“Boeing), we sold our residual satellite assets, and we wound down or divested most of our satellite communication subsidiaries. Our exit from the satellite business has generated approximately $2.7 billion in net operating losses (“NOLs”) which, subject to Internal Revenue Service loss recognition provisions, we believe can be carried forward to offset taxable income for up to 20 years. We adopted a Tax Benefit Preservation Plan in 2010 designed to preserve the value of the NOLs for Pendrell and our stockholders.

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

Accounts Receivable—Accounts receivable consists of amounts billed to customers under licensing agreements or consulting services. The majority of our customers are well-established operating companies with investment-grade credit. For the periods ended September 30, 2012 and December 31, 2011, we have not incurred any losses on our accounts receivable. Based upon historical collections experience and specific client information, we have determined that no allowance for doubtful accounts was required at either September 30, 2012 or December 31, 2011. Carrying amounts of such receivables approximates their fair value due to their short-term nature.

Revenue Recognition—Since mid-2011, we have derived our operating revenue from IP licensing activities and fees earned from IP consulting services. Our patent licensing agreements typically provide for the payment of contractually determined license fees in consideration for the grant of a non-exclusive license to intellectual property rights that we own or control. These agreements typically include (i) a non-exclusive license to make, sell, distribute, and use certain specified products that read on our patents (“Licensed Activities”), (ii) a covenant not to enforce patent rights against the licensee based on the Licensed Activities, and (iii) the release of the licensee from certain claims.

Fees earned from IP consulting services are generally recognized as the services are performed.

The timing and amount of revenue recognized from patent licensing activities depends on the specific terms of each agreement and the nature of the deliverables and obligations. Agreements that are deemed to contain multiple elements are accounted for under the Financial Accounting Standards Board (“FASB”) revenue recognition guidance, “Revenue Arrangements with Multiple Deliverables.” This guidance requires consideration to be allocated to each element of an agreement that has stand-alone value using the relative fair value method. We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) all material obligations have been substantially performed pursuant to agreement terms or services have been rendered to the customer, (iii) amounts are fixed or determinable, and (iv) collectability is reasonably assured. As a result of the contractual terms of our patent license agreements and the unpredictable nature and frequency of licensing transactions, our revenue may fluctuate substantially from period to period.

New Accounting Pronouncements

In May 2011, the FASB issued Update No. 2011-05, Comprehensive Income (“Update No. 2011-05”). Update No. 2011-05 requires in the presentation on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. Update No. 2011-05 is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued an amendment to the accounting guidance on the presentation of other comprehensive income which deferred the effective date for the provisions pertaining to reclassification adjustments. The adoption of this statement during the nine months ended September 30, 2012, did not have a material impact on our financial position, results of operations or cash flows.

In July 2012, the FASB issued Update No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“Update No. 2012-02”) which allows entities to first use a qualitative approach to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. Update 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this statement during the nine months ended September 30, 2012, did not have a material impact on our financial position, results of operations or cash flows.

Results of Operations

Prior to our transformation into a fully-integrated intellectual property investment and advisory firm, initiated by the acquisition of Ovidian in June 2011 and further supported by the acquisition of ContentGuard in October 2011, we were a development stage next-generation mobile satellite service operator. In March 2011, we began the divesture of our domestic and international satellite related assets by selling our interests in DBSD to DISH Network for approximately $325 million, and continued our exit from the satellite business with the 2012 sale of our remaining satellite assets.

The following table is provided to facilitate the discussion of our results of operations for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue	$1,023	$1,083	$25,515	$1,278
General and administrative expenses	10,237	8,464	32,081	17,657
Gain associated with contract settlements	—	—	—	4,735
Amortization of intangibles	3,589	132	9,882	132
Interest income	58	51	178	107
Interest expense	—	1,185	2,483	3,424
Gain on deconsolidation of subsidiaries	—	—	48,685	—
Gain on settlement of Boeing litigation	—	—	10,000	—
Gain (loss) associated with disposition of assets	(4)	—	5,599	300,886
Other income	220	328	1,584	2,131
Income tax benefit	—	140	1,004	2,872

Revenue. Revenue of $1.0 million and $25.5 million for the three and nine months ended September 30, 2012, respectively, was entirely comprised of revenues from our IP business which we entered into in June of 2011.

Revenue of $1.1 million and $1.3 million for the three and nine months ended September 30, 2011, respectively, was due to the acquisition of Ovidian on June 17, 2011. Prior to the acquisition of Ovidian, we were a development stage enterprise and did not generate any revenue from operations.

General and Administrative Expenses. General and administrative expenses are primarily comprised of personnel costs, stock-based compensation, legal and professional fees, acquisition investigation costs and general office related costs. Expenses in 2011 also included costs associated with satellite storage and satellite system operating expenses.

General and administrative expenses increased $1.8 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The increase was primarily due to (i) a $1.4 million increase in personnel related costs as a result of the acquisition of ContentGuard in the fourth quarter of 2011 as well as additional executives added to the Pendrell team in 2012, (ii) an increase of $0.7 million in non-cash stock-based compensation expense, which includes incremental expense of $0.2 million due to the August 2012 modification of restricted stock which added alternative vesting criteria to 3,175,000 shares previously outstanding (the “Modification”), and (iii) a $1.9 million increase in legal fees primarily due to patent maintenance and enforcement activities. These increases were partially offset by a $2.1 million decrease in expenses related to the medium earth orbit satellites and related equipment (collectively, “MEO Assets”) that were sold during the three months ended March 31, 2012 and, which in 2011, included the establishment of a reserve against a previously recorded receivable from Jay and Jayendra Pty Ltd (the “J&J Group”) for reimbursement of operation and maintenance costs incurred from and after January 14, 2011 through September 30, 2011.

General and administrative expenses increased $14.4 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase was primarily due to (i) a $7.5 million increase in personnel related costs as a result of the acquisition of Ovidian and ContentGuard in 2011 as well as additional executives added to the Pendrell team in 2012, (ii) an increase of $1.5 million in non-cash stock-based compensation expense, which included incremental expense of $0.2 million due to the Modification, (iii) a $5.3 million increase in legal fees primarily due to patent maintenance and enforcement activities, and (iv) $1.5 million of amortized prepaid compensation expense associated with the acquisition of Ovidian. These increases were partially offset by a $1.2 million decrease in expenses related to the MEO Assets which included the establishment of a reserve against a previously recorded receivable from the J&J Group.

Contract Settlements. During the nine months ended September 30, 2011, we recognized a $4.7 million gain associated with a reduction of our estimated liability for gateway obligations as a result of our agreement to purchase Deutsche Telekom AG’s claim against one of our subsidiaries.

Amortization of Intangible Assets. Amortization of intangible assets of $3.6 million and $9.9 million for the three and nine months ended September 30, 2012, respectively, was primarily related to the amortization of intangibles acquired in the acquisition of Ovidian in June 2011 and ContentGuard in October 2011, as well as additional intangibles acquired during the nine months ended September 30, 2012.

Interest Expense. Interest expense for the nine months ended September 30, 2012 and for the three and nine months ended September 30, 2011 consisted primarily of interest costs resulting from capital lease obligations associated with certain of our medium earth orbit (“MEO”) gateway sites prior to their deconsolidation as a result of the transfer of certain of our MEO-related international subsidiaries (the “International Subsidiaries”) to a liquidating trust (the “Trust”) on June 29, 2012.

Gain on Deconsolidation of Subsidiaries. During the nine months ended September 30, 2012, we transferred our International Subsidiaries to the Trust and recognized a gain of $48.7 million on deconsolidation as a result of eliminating $61.9 million of liabilities associated with the International Subsidiaries, including liabilities for uncertain tax positions, net of cumulative translation adjustment losses of $12.7 million related to the International Subsidiaries.

Gain on Settlement of Boeing Litigation. On June 25, 2012, we settled our litigation against Boeing in exchange for $10.0 million, which we have reflected as a gain on litigation settlement for the nine months ended September 30, 2012.

Gain Associated with Disposition of Assets. During the nine months ended September 30, 2012, we recognized a $5.6 million gain associated with the disposition of real property and MEO satellite related gateway equipment we owned in Brazil. During the nine months ended September 30, 2011, we recognized a $300.9 million gain associated with the disposition of our cost method investment in DBSD and certain other assets pursuant to the various agreements entered into with DISH Network.

Other Income. Other income for the three months ended September 30, 2012, was primarily due to gains on foreign currency transactions. Other income for the nine months ended September 30, 2012 was due to the release of a $0.8 million liability associated with our prior ownership of the MEO Assets (sold during the three months ended March 31, 2012) and gains on foreign currency transactions.

Other income for the three months ended September 30, 2011 was comprised primarily of $0.3 million in gains on foreign currency transactions. Other income for the nine months ended September 30, 2011 was comprised primarily of a $1.2 million gain recognized upon elimination of our payable to an affiliate and gains on foreign currency transactions of $0.9 million.

Income Tax Benefit. Income tax benefit for the nine months ended September 30, 2012 and the nine months ended September 30 2012 was primarily due to expiration of the statute of limitations associated with previously recorded uncertain tax positions, including interest and penalties.

Income tax benefit for the three months ended September 30, 2011 was primarily due the utilization of foreign NOL’s to receive refunds of previous foreign taxes.

Liquidity and Capital Resources

Overview. As of September 30, 2012, we had cash liquidity of $215.0 million. These funds are currently expected to be utilized to fund our working capital needs for at least the next twelve months including ongoing operating costs associated with our IP business, potential acquisitions, expenses in connection with legal proceedings, costs associated with the pursuit of new investment and acquisition opportunities, and other general corporate purposes.

On March 15, 2011, we entered into an implementation agreement under which DISH Network paid us $325.0 million for our support of DBSD’s plan of reorganization which provided for the stock of DBSD to be transferred to DISH Network, certain spectrum priority rights, any distributions to us from DBSD, and a contingent option to purchase the MEO Assets of which (i) $35.0 million was paid in March 2011, (ii) $280.0 million was paid in April 2011, and (iii) $10.0 million was paid upon DBSD’s emergence from Chapter 11 bankruptcy proceeding on March 9, 2012. We recognized a gain of approximately $300.9 million during the three months ended March 31, 2011, associated with the disposition of our cost method investment in DBSD and other assets as a result of these agreements.

Cash Flows. The following table is provided to facilitate the discussion of our liquidity and capital resources for the nine months ended September 30, 2012 and 2011 (in thousands):

	Nine months ended September 30,
	2012	2011
Net cash provided by (used in):
Operating activities	$(2,898)	$(12,029)
Investing activities	(13,725)	308,865
Financing activities	520	55
Effect of foreign exchange rate changes on cash	725	616

Net increase (decrease) in cash and cash equivalents	(15,378)	297,507
Cash and cash equivalents – beginning of period	230,377	20,771

Cash and cash equivalents – end of period	$214,999	$318,278

Cash and cash equivalents were $215.0 million at September 30, 2012 compared to $230.4 million at December 31, 2011. This decrease was primarily due to various new investment activities and other general corporate expenditures, partially offset by the receipt of funds from DISH Network and from the settlement of our litigation with Boeing, and the sale of real property in Brazil.

For the nine months ended September 30, 2012, the $2.9 million of cash used in operating activities consisted primarily of net income of $48.1 million adjusted for various non-cash items, including (i) the gain on the deconsolidation of subsidiaries of $48.7 million, (ii) the reclassification of the $5.6 million gain on the sale of our real property in Brazil to investing activities, (iii) $9.9 million of amortization expense associated with patents and other intangibles, (iv) $4.8 million of stock-based compensation expense, and (v) $2.3 million of amortized prepaid compensation expense associated with the acquisition of Ovidian. Net income was further adjusted by changes in assets and liabilities, including (i) an increase of $9.6 million in accounts receivable, (ii) a $6.1 million decrease in other accrued expenses, (iii) a $1.7 million increase in accrued interest payable, and (iv) a $0.7 million increase in accounts payable.

For the nine months ended September 30, 2011, cash used in operating activities consisted primarily of our net income of $290.8 million adjusted for various non-cash items including: (i) a $300.9 million gain associated with the disposition of certain assets to DISH Network; (ii) a $4.7 million reduction of a Gateway obligation; (iii) stock-based compensation expense of $3.4 million; (iv) a $2.8 million increase in accrued interest payable; (v) $1.2 million gain recognized upon elimination of our payable to an affiliate; (vi) a $1.0 million net decrease in income taxes payable, accounts payable and other accrued expenses; (vii) a $1.0 million increase in prepaid expenses and other current/non-current assets; (viii) unrealized foreign exchange gains of $0.9 million; and (ix) $0.8 million of amortized prepaid compensation expense associated with the Ovidian acquisition.

For the nine months ended September 30, 2012, the $13.7 million of cash used by investing activities was primarily due to the acquisition of various assets, partially offset by cash received from DISH Network and from the sale of real property in Brazil. For the nine months ended September 30, 2011, cash provided by investing activities consisted primarily of approximately $315.0 million from DISH Network pursuant to the Implementation Agreement, partially offset by a $5.9 million cash outflow for the acquisition of Ovidian, net of cash acquired.

For the nine months ended September 30, 2012 and 2011, cash provided by financing activities consisted of proceeds from the exercise of stock options, partially offset by the payment of withholding taxes upon vesting of restricted stock awards.

Contractual Obligations. Our primary contractual obligations relate to operating lease agreements for our office locations in Kirkland, Washington, El Segundo, California and Berkeley, California. Our contractual obligations as of September 30, 2012 were as follows (in millions):

	Years ending December 31,
	Total	2012	2013-2014	2015-2016	2017 and Thereafter
Operating lease obligations	$3.8	$0.1	$1.5	$1.1	$1.1

As of June 29, 2012, we no longer have obligations related to (i) gateway operators, (ii) capital leases or (iii) uncertain tax positions for income taxes, interest and penalties, as these liabilities were all related to our International Subsidiaries that were deconsolidated on June 29, 2012.

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

As of September 30, 2012, our cash and investment portfolio consisted of both cash and money market funds, with a fair value of approximately $215.0 million. The primary objective of our investments in money market funds is to preserve principal, while optimizing returns and minimizing risk, and our policies require, at the time of purchase, that we make these investments in short-term, high rated securities which currently yield between zero to 20 basis points.

September 30, 2012 (in thousands)
Cash	$32,727
Money market funds	182,272

$214,999

Our primary foreign currency exposure relates to cash balances in foreign currencies. Due to the small balances we hold, we have determined that the risk associated with foreign currency fluctuations is not material to us.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures as of September 30, 2012 and have concluded that these disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e)) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

J&J Arbitration

In March 2012, we asserted claims in arbitration in London against J&J Group to recover approximately $2.7 million in costs that J&J Group was required to reimburse to us pursuant to a MEO satellite asset purchase agreement that was signed in April 2011. In May 2012, J&J Group counterclaimed for breach of contract, seeking approximately $1.2 million, plus attorney fees and costs. The arbitration occurred in September 2012. We cannot predict the timing or outcome of the arbitration.

Item 1A.	Risk Factors

There have been no material changes to our risk factor disclosures included under Part I, Item 1A. of our 2011 Form 10-K.

Item 6.	Exhibits

Ex. 10.1*	Pendrell Corporation 2012 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2012).

Ex. 31.1**	Certification of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

Ex. 31.2**	Certification of the principal accounting and financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

Ex. 32.1***	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

Ex. 101***	The following financial information from Pendrell Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENDRELL CORPORATION (Registrant)

Date: November 2, 2012	By:	/s/ Thomas J. Neary
Thomas J. Neary Vice President and Chief Financial Officer Authorized Officer and Principal Financial Officer