Form 10-K
period 2012-12-31
Pendrell Corp
filed 2013-03-08
CIK 1359555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 001-33008

PENDRELL CORPORATION

(Exact name of registrant as specified in its charter)

Washington	98-0221142
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of June 30, 2012, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $186,372,229.

As of March 1, 2013, the registrant had 211,677,738 shares of Class A common stock and 53,660,000 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

PENDRELL CORPORATION

2012 ANNUAL REPORT ON FORM 10-K

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

Pendrell Corporation (formerly ICO Global Communications (Holdings) Limited) (“Pendrell”), together with its consolidated subsidiaries, is referred to as “us,” we,” or the “Company.” Through our subsidiaries, we operate an intellectual property investment, advisory and asset management firm that is focused on developing and implementing strategies to create, acquire, and commercialize intellectual property (“IP”) assets. Specifically, we pursue opportunities to identify and commercialize unique, foundational innovations that have the potential to address technology challenges affecting large, global markets.

Pendrell was originally incorporated in 2000 as a Delaware corporation. On November 14, 2012, we reincorporated from Delaware to Washington (the “Reincorporation”). The Reincorporation merely changed our legal domicile. Our consolidated financial condition and results of operations immediately after consummation of the Reincorporation are the same as those immediately prior to the Reincorporation.

Our principal executive office is located at 2300 Carillon Point, Kirkland, Washington 98033, and our telephone number is (425) 278-7100. Our website address is www.pendrell.com. The information contained in or that can be accessed through our website is not part of this Form 10-K.

Overview

We focus on opportunities to invest in high quality, foundational intellectual property, and to make these inventions available to our customers, clients and partners on what we believe are fair, reasonable, and predictable terms. Our transactional expertise, financial resources, industry relationships and tax assets provide us with key competitive advantages that enable us to explore and pursue these opportunities. Our team of experienced professionals, including engineers and lawyers, is critical to our ability to identify and pursue investment opportunities and to create value from our assets. Our team includes six holders of PhDs, fourteen engineers with electrical or mechanical engineering degrees, and eleven recipients of juris doctor degrees. A number of the members of our team are identified as inventors of issued patents, and six have been recognized as global leaders in the intellectual property asset management industry. Most of our employees have significant prior experience in communications and technology companies including AT&T, Clearwire, Intel, Microsoft, Qualcomm, Xerox, and Yahoo.

Our cornerstone IP investments include:

•

Our June 2011 acquisition of the Ovidian Group, LLC (“Ovidian”). Ovidian is a well-respected and trusted provider of IP advisory and consulting services to many of the world’s leading technology companies. The combination of the Ovidian and Pendrell teams reflects what we believe is an unparalleled depth of expertise in IP, strategic technology transactions, and IP value creation.

•

Our October 2011 purchase of a 90.1% interest in ContentGuard Holdings, Inc. (“ContentGuard”) where we have partnered with Time Warner to expand and grow the licensing of ContentGuard’s industry-leading portfolio of digital rights management (“DRM”) technologies. ContentGuard has a heritage of innovation beginning in the early 1990s in Xerox’s Palo Alto Research Center, where our foundational DRM technologies were created and incubated. The continuing rapid adoption of connected devices that deliver secure content bodes well for the continued licensing success of ContentGuard, and our investments in these assets are now being realized. In 2012, we entered into new license agreements with Fujitsu and Pantech covering handset and tablet products, and Sharp Corporation renewed its license for handsets and expanded the agreement to include tablets.

•

In addition to ContentGuard, we have acquired more than 1,400 U.S and foreign patents, which originated with some of the world’s leading technology firms, including IBM, Philips, and ETRI. With these acquisitions, our patent portfolio has grown to include more than 1,600 issued U.S. and foreign patents, covering digital rights management, wireless handset and infrastructure technologies, e-commerce, mobile applications, video delivery, security and other technologies. Many of the inventions in our portfolio are incorporated into various standards, such as OMA, MPEG, WiFi, Bluetooth, LTE, CDMA, UMTS and others.

We have used, and may continue to use, different structures and forms of consideration for our acquisitions and investments. For example, our acquisitions have included acquisitions of shares of companies as well as direct purchases of assets. We expect to continue to invest our capital in situations where we believe IP is undervalued or is not being fully commercialized. This could include the acquisition of operating companies where we believe IP is a key, but undervalued or underutilized asset of the operating company. Acquisitions or investments may be consummated through the use of cash, equity, seller financing, third party debt, earn-out obligations, revenue sharing, profit sharing, or some combination of two or more of these types of consideration. While we invest considerable resources in the evaluation of opportunities to invest in, develop, commercialize, and monetize IP, we may also pursue acquisition or investment opportunities unrelated to our core IP business where we identify what we believe are unique opportunities to create shareholder value by leveraging our existing assets.

IP Licensing

We acquired a significant portfolio of DRM intellectual property featuring more than 260 issued patents and over 160 pending patent applications worldwide with our acquisition of ContentGuard. Inventions represented by ContentGuard’s foundational patents guard against unauthorized duplication and use of digital content that is transferred from a source to one or more devices, such as certain mobile phones, tablets, set top boxes, e-readers, game consoles, DVD players, personal computers and connected televisions. ContentGuard’s licensees are manufacturers, distributors and providers of products and services that incorporate our innovations to enable the protection of digital content, including Casio Hitachi Mobile Communications, Fujitsu, LG Electronics, Microsoft Corporation, Nokia, Panasonic, Pantech, Sharp, Sony, Toshiba, Technicolor, S.A., Time Warner and Xerox Corporation.

ContentGuard’s foundational DRM technologies were incubated in the 1990s, when ContentGuard was a division of Xerox PARC. Xerox spun ContentGuard into a separate Delaware corporation in 2000 and later divested ownership to Microsoft Corporation, Time Warner, Inc. and Technicolor. As a result of our acquisition, we own 90.1% of ContentGuard and Time Warner, Inc. owns 9.9%.

During 2012, we added to our IP portfolio by acquiring more than 1,400 U.S. and foreign patents in a series of transactions, with the vast majority of these assets having been developed by large, multi-national corporations well known for the quality of the intellectual property they develop.

Our licensing arrangements typically involve the payment of an upfront license fee representing all or a majority of the licensing revenues that will be paid in exchange for a nonexclusive, nontransferable, limited duration license to use specified IP for specified products and/or specified purposes. Historically, the specified products have been primarily cellular handsets. Recently, we have begun to license tablets as well.

Our licensing efforts continue to expand, both through new engagements with prospective licensees in connection with our mobile handset licensing program, as well as through the development of new licensing programs aimed at making our IP available to new segments and products for which we believe our IP is applicable. The duration of licensing negotiations typically ranges from 12-24 months from the inception of discussions. In the event that licensing negotiations cannot be successfully concluded on fair and reasonable terms within that period, we may decide to initiate litigation in order to protect the value of our IP.

Prior to our acquisition of ContentGuard, ContentGuard had never initiated patent infringement litigation against any company that failed to compensate ContentGuard for use of ContentGuard’s IP. We intend to be more proactive in protecting our IP when infringing parties are unwilling to enter into what we believe are fair and reasonable licenses, as is the case with our infringement litigation against ZTE Corporation (see Item 3 Legal Proceedings).

IP Services

We provide IP valuation services, analysis and strategic advice through our wholly-owned subsidiary, Ovidian. We assist companies with IP portfolio development, strategic assessment of IP assets, IP landscape analyses, IP risk mitigation strategies, and formation and optimization of IP departments. We also work with investors to identify opportunities to create value and manage risk by investing strategically in IP, innovation and other intangible business assets. We are a global service provider, serving large technology clients with operations and intangible assets located throughout the world.

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

Competition

In our efforts to acquire IP, we compete with a number of companies that focus on the acquisition of IP rights. Companies with which we might compete for the acquisition of IP include Acacia Research Corporation, Intellectual Ventures, Mosaid, Rembrandt IP Management, RPX, Unwired Planet, and WiLAN, as well as operating companies that acquire IP to enhance their own IP positions. New buyers continue to enter the market and we anticipate that the competition for IP assets will continue to increase.

Our IP service offerings also face competitive challenges. Some of the same companies that actively pursue the acquisition of IP, such as Rembrandt IP Management, also seek to partner with, or provide advice and services to, organizations wishing to commercialize their intellectual property. We also face competition from consulting companies that focus solely on the provision of services. Examples include Boston Consulting Group, Bain & Company and Red Chalk Group.

We expect to differentiate ourselves from our competitors through our personnel who are knowledgeable and experienced in IP matters, our available capital, our tax attributes, and our relationships with representatives of technology leaders.

Divestiture of Our Satellite Communications Assets

When we were formed in 2000, our intent was to develop and operate a next generation global mobile satellite communications system. Beginning in 2011, we started to divest our satellite business through the sale of some of the assets associated with this business. During 2012, we addressed all remaining vestiges of our legacy satellite communications business, including the sale of our remaining medium earth orbit (“MEO”) satellites and related equipment and our real property in Brazil, the transfer to a liquidating trust (the “Liquidating Trust”) of certain former subsidiaries associated with the satellite business (the “International Subsidiaries”) to address the winding down of the International Subsidiaries, and the settlement of our litigation with The Boeing Company (“Boeing”).

In March 2011, we sold our interests in DBSD North America, Inc. and its subsidiaries (collectively referred to as “DBSD”) to DISH Network Corporation (“DISH Network) for $325 million and recognized a gain of approximately $301 million associated with the disposition.

The disposal of our satellite assets and the transfer of the International Subsidiaries to the Liquidating Trust resulted in the elimination of approximately $61.9 million in satellite-related liabilities, a one-time $48.7 million gain, and the triggering of tax losses of approximately $2.4 billion, subject to Internal Revenue Code loss recognition provisions, which we believe can be carried forward to offset taxable income for up to 20 years. We recognized approximately $2.1 billion of the tax loss and intend to recognize the remaining $0.3 billion upon the Liquidating Trust’s full disposal of the assets of the International Subsidiaries.

Our litigation with Boeing had arisen out of agreements with Boeing for the development and launch of our former MEO satellites and related launch vehicles. In February 2009, the trial court entered judgment in our favor for approximately $603 million. On April 13, 2012, the California Court of Appeal overturned the judgment. The reversal was the culmination of a three year Court of Appeal process. The Court of Appeal also ordered us to reimburse Boeing for its appellate costs. On June 25, 2012, we settled our litigation against Boeing. As part of the settlement, we agreed to withdraw our petition for review to the California Supreme Court in exchange for a $10.0 million payment from Boeing and Boeing’s waiver of its right to appellate costs. The settlement agreement and mutual release between ourselves and Boeing fully released and discharged any and all claims between us and Boeing. As a result of the settlement agreement, we recorded a gain of $10.0 million during 2012.

Employees

As of December 31, 2012, on a consolidated basis, we had 46 full-time employees and five part-time employees located in Washington and California.

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

We also make available on our website in a printable format the charters for certain of our various Board of Director committees, including the Audit Committee, the Compensation Committee and the Governance Committee, and our Code of Conduct and Ethics in addition to our Articles of Incorporation, Bylaws and Tax Benefits Preservation Plan. This information is available in print without charge to any shareholder who requests it by sending a request to Pendrell Corporation, 2300 Carillon Point, Kirkland, Washington 98033, Attn: Corporate Secretary. The material on our website is not incorporated into or part of this Form 10-K.

Item 1A.	Risk Factors.

The risks below address some of the factors that may affect our future operating results and financial performance. If any of the following risks develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected.

Risks Related to our Patents and Licensing Activities

Success of our licensing efforts depends on our ability to enter into new license agreements or otherwise enforce our intellectual property rights.

IP licensing revenues are dependent on our ability to enter into new license agreements with, or otherwise enforce our intellectual property rights against, users of our patented inventions. If users refuse to sign or renew license agreements, we may need to resort to litigation or other measures to compel the payment of fair consideration, which may or may not be effective. This risk applies not only to new license agreements, but to certain existing license agreements that have fixed expiration dates. If we fail to sign or renew license agreements on terms that are favorable to us, our business opportunity could be negatively impacted.

The fixed terms of our patents limit our business opportunity.

Our patents have fixed terms. If we fail to develop or acquire new patentable inventions prior to the expiration of our patents, our licensing opportunities will diminish, which could negatively impact our business opportunity.

Our revenues may be derived from a limited number of licensees.

A significant portion of our revenue may come from a limited number of licensees. If we are unable to enter into licenses with licensing prospects, it may negatively impact our business opportunity.

Our licensing cycle is lengthy and costly, and our marketing, legal and sales efforts may be unsuccessful.

We expect to incur significant marketing, legal and sales expenses prior to entering into license agreements and generating license revenues. We will also spend considerable resources educating prospective licensees on the benefits of a license arrangement with us. As such, we may incur significant losses in any particular period before any associated revenue stream begins.

Enforcement proceedings will consume time and increase our operating costs.

If our efforts to educate prospective licensees on the benefits of a license arrangement are unsuccessful, we may need to pursue litigation or other enforcement action to protect our intellectual property rights. We may also need to litigate to enforce the terms of our existing license agreements, protect our trade secrets, or determine the validity and scope of the proprietary rights of others. Enforcement proceedings are typically protracted and complex. The costs are typically substantial, and the outcomes are unpredictable. Enforcement actions will divert our managerial, technical, legal and financial resources from business operations.

Our financial and operating results may be uneven.

Our quarterly operating results may fluctuate substantially, depending upon the licensing activity in any given period. As such, our operating results are difficult to predict, and you should not rely on quarterly or annual comparisons of our results of operations as an indication of our future performance. Factors that could cause our operating results to fluctuate during any period or that could adversely affect our ability to achieve our revenue goals include the timing of license and consulting agreements, compliance with such agreements, the terms and conditions for payment of license or consulting fees under those agreements, our ability to protect and enforce our intellectual property rights, changes in demand for products that incorporate our inventions, the time period between commencement and completion of license negotiations, revenue recognition principles, and changes in accounting policies.

Our business could be negatively impacted if our inventions are not incorporated into products.

A substantial portion of our revenues are generated from manufacturers and distributors of products that incorporate our patented inventions. Our business prospects could be negatively impacted if prospective licensees do not include our inventions in their products.

Future innovations could make our inventions obsolete.

Our success depends, in part, on continued demand for products that incorporate our patented inventions. Changes in technology or customer requirements could render our patented inventions obsolete or unmarketable.

Reexamination of our key patents could significantly harm our business.

Our assets include patents that are integral to our business and revenues. Prospective licensees or competitors may challenge the validity, scope, enforceability and ownership of our patents. Their challenges may include reexamination requests in the relevant patent and trademark office. Reexamination proceedings are costly and time-consuming, and we cannot predict their outcome or consequences. Such proceedings may narrow the scope of our claims or may cancel some or all of our claims. If some or all of our patent claims are canceled, we could be prevented from enforcing or earning future revenues from such patents. Even if our claims are not canceled, enforcement actions against alleged infringers may be stayed pending resolution of reexaminations, or courts or tribunals reviewing our patent claims could make findings adverse to our interests based on facts presented in reexamination proceedings. Irrespective of outcome, reexamination challenges may result in substantial legal expenses and diversion of management’s time and attention away from our other business operations. Adverse decisions could limit the value of our inventions or result in a loss of our proprietary rights, which could negatively impact our stock price, our results of operations, our cash flows, our business and our financial position.

Delays in issuance of patents could harm our business.

We intend to acquire and pursue additional patents and related intellectual property rights. The number of patent applications has been increasing, which may result in longer delays in obtaining approval of patent applications. The application delays could cause delays in recognizing revenue from these patents and could cause us to miss opportunities to license patents before other competing technologies are developed or introduced into the market.

Changes in patent law could adversely impact our business.

Patent laws may continue to change, and may alter the historically consistent protections afforded to owners of patent rights. Such changes may not be advantageous for us and may make it more difficult to obtain adequate patent protection to enforce our patents against parties using our inventions without a license. Increased focus on the growing number of patent-related lawsuits may result in legislative changes which increase our costs and related risks of asserting patent enforcement actions. For instance, the United States congress is currently considering a bill that would require non-practicing entities that bring patent infringement lawsuits to pay legal costs of the defendants, if the lawsuits are unsuccessful.

Changes of interpretations of patent law could adversely impact our business.

Our success in reexamination and enforcement proceedings relies in part on the uniform and historically consistent application of patent laws and regulations. The courts’ interpretations of patent laws and regulations continue to evolve, and the courts may continue to alter or refine their application of laws and regulations. Changes or potential changes in judicial interpretation could have a negative impact on our ability to monetize our patent rights.

Risks Related to our Acquisition Activities

We may over-estimate the value of patent assets.

We purchase patents and related IP rights, from which we intend to generate a return on our investment. We estimate the value of the IP prior to acquisition, using both objective and subjective methodologies. If we over-estimate the value of the acquired IP, we may not generate desired returns on our investment, or we may need to adjust the value of the IP to fair value and record a corresponding impairment charge, either of which could adversely affect our results of operations and our financial position.

We may not capitalize on acquired patent assets.

Even if we accurately value the IP that we purchase, we must succeed in licensing or otherwise monetizing the IP in order to generate a return on our investment. Our success in licensing and otherwise monetizing IP depends on effective efforts of our employees and outside professionals, which typically requires complex analysis, the exercise of sound professional judgment and effective education of prospective licensees. If we do not successfully license or monetize the IP we acquire, we may not generate desired returns on our investment, or we may need to adjust the value of the IP to fair value and record a corresponding impairment charge, either of which could adversely affect our results of operations and our financial position.

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

When we acquire assets or establish relationships with inventors or strategic partners, we may rely on representations and warranties made by third parties. We also may rely on opinions of lawyers and other professionals. We may not have the opportunity to independently investigate and verify the facts upon which such representations, warranties, and opinions are made. By relying on these representations, warranties and opinions, we may be exposed to unforeseen liabilities that could have a material adverse effect on our operating results and financial condition.

Risks Related to our Operations

Our revenues may not offset our operating expenses.

We have increased our expenditures to develop and expand our business, including expenditures to acquire IP assets, develop new solutions and expand the reach and scope of our IP business. We have also incurred, and will continue to incur, additional operating expenses to hire new personnel, including employees for IP services, patent research and analysis, development of reporting systems and general and administrative functions. Our financial position will be negatively impacted if we are not successful in generating revenue that is sufficient to offset these expenses.

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

Rights of minority shareholders may limit future value.

We own 90.1% of ContentGuard. The governing documents for ContentGuard describe certain actions that require unanimous consent of ContentGuard’s shareholders. We may enter into investments in the future that involve similar or more restrictive governance provisions. If our interests and the interests of our partners or other shareholders in these investments diverge, it is possible that we may be unable to capitalize on business opportunities or prevented from realizing favorable returns on investments.

If we need financing and cannot obtain financing on favorable terms, our business may suffer.

For the foreseeable future, we expect to rely on payments from clients and licensees and existing cash reserves to finance our operations. However, if we deploy a significant portion of our capital on future acquisitions, or if we encounter unforeseen difficulties in the future that deplete our capital resources more rapidly than anticipated, we may need to obtain additional financing. Financing might not be available on favorable terms, if at all, and may dilute our existing shareholders. If we fail to obtain additional capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition.

Future changes in standards, rules, practices or interpretation may impact our financial results.

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. These principles are subject to interpretations by the SEC and various accounting bodies. In addition, we are subject to various taxation rules in many jurisdictions. The existing taxation rules are generally complex, voluminous, frequently changing and often ambiguous. Changes to existing taxation rules, changes to the financial accounting standards, or any changes to the interpretations of these standards or rules, or changes in practices under these standards and rules, may adversely affect our reported financial results or the way we conduct our business.

Unauthorized use or disclosure of our confidential information could adversely affect our business.

We rely primarily on a combination of license agreements, nondisclosure agreements, other contractual relationships and patent, trademark, trade secret and copyright laws to protect our confidential and proprietary information, our technology and our intellectual property. We cannot be certain that these protections have not been and will not be breached, that we will be able to timely detect unauthorized use or transfer of our trade secrets or intellectual property, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors. If we are unable to detect in a timely manner the unauthorized use or disclosure of our proprietary or other confidential information or if we are unable to enforce our rights under our agreements or applicable laws, the misappropriation of such information could harm our business.

Risks Related to the Tax Losses Generated from Our Former Satellite Communications Business

Our ability to utilize our Net Operating Losses (“NOLs”) may be impacted by changes in tax laws.

We generated and now hold substantial NOLs as a result of the disposition of our MEO satellite assets and the divestiture of our International Subsidiaries into the Liquidating Trust. We intend to carry forward these losses to offset current and future income and thus reduce our income tax liability. If tax laws are amended to limit or eliminate the ability to carry forward our NOLs, or to alter income tax rates, the value of our NOLs could be significantly impaired.

Our ability to utilize our NOLs is dependent on avoiding ownership changes.

Under existing provisions of the Internal Revenue Code, if we experience an “ownership change,” our ability to use our NOLs will be significantly limited, which will impair the value of our NOLs. Despite our adoption of certain protections against an ownership shift (such as our Tax Benefits Preservation Plan), we cannot control the trading activity of our significant shareholders. If significant shareholders divest their shares an ownership change could occur.

Our ability to utilize our NOLs is dependent on the generation of future income.

Our ability to utilize our NOLs is dependent upon the generation of future taxable income before the expiration of the carry forward period attributable to the NOLs, which begin to expire in 2025.

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

The interests of our controlling shareholder may conflict with the interests of other Class A holders.

Eagle River controls approximately 65% of the voting power of our outstanding capital stock. As a result, Eagle River has control over the outcome of matters requiring shareholder approval, including the election of directors, amendments to our governing documents, the adoption or prevention of mergers, consolidations or sales of all or substantially all of our assets, or control changes. Eagle River is not restricted or prohibited from competing with us.

We are a “controlled company” within the meaning of the NASD Marketplace Rules and, as a result, will qualify for, and may rely on, exemptions from certain corporate governance requirements.

Eagle River controls approximately 65% of the voting power of our outstanding capital stock. As a result, we are a “controlled company” within the meaning of the NASDAQ Global Select Market corporate governance standards, and therefore may elect not to comply with certain NASDAQ Global Select Market corporate governance requirements, including (1) the requirement that a majority of the board of directors consist of independent directors, (2) the requirement that the compensation of officers be determined, or recommended to the board of directors for determination, by a majority of the independent directors or a compensation committee comprised solely of independent directors, and (3) the requirement that director nominees be selected, or recommended for the board of directors’ selection, by a majority of the independent directors or a nominating committee comprised solely of independent directors with a written charter or board resolution addressing the nomination process. We do not currently rely on any of these exemptions, but reserve the right to do so in the future. If we choose to do so, our shareholders may not have the same protections afforded to shareholders of companies that are subject to all of the NASDAQ Global Select Market corporate governance requirements.

Our Tax Benefits Preservation Plan, as well as certain provisions in our restated articles of incorporation, may discourage takeovers, which could affect the rights of holders of our Class A common stock.

The Tax Benefits Preservation Plan we have in place is intended to act as a deterrent against any person or group acquiring or otherwise obtaining beneficial ownership of more than 4.9% of our securities without the approval of our board of directors. In addition, our articles of incorporation require us to take all necessary and appropriate action to protect certain rights of our common shareholders that are set forth in articles of incorporation, including voting, dividend and conversion rights and their rights in the event of a liquidation, merger, consolidation or sale of substantially all of our assets. It also provides that we will not avoid or seek to avoid the observance or performance of those rights by charter amendment, entry into an inconsistent agreement or reorganization, recapitalization, transfer of assets, consolidation, merger, dissolution or the issuance or sale of securities. In particular, these rights include our Class B common shareholders’ right to ten votes per share on matters submitted to a vote of our shareholders and option to convert each share of Class B common stock into one share of Class A common stock. The provisions of the Tax Benefits Preservation Plan and our articles of incorporation could discourage takeovers of our company, which could adversely affect the rights of our shareholders.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters are located in Kirkland, Washington, where we occupy approximately 8,050 square feet of space as of December 31, 2012. Our experienced IP professionals are located in offices throughout the United States, primarily in California, and we continue to maintain a storage facility in the United Kingdom. Upon expiration of our various leases, we do not anticipate any difficulty in obtaining renewals or alternative space.

The following table lists our leased properties as of December 31, 2012, both in the United States and in the United Kingdom:

Location	Lease Term	Square Footage (Approx.)
Washington D.C.	Expires March 31, 2013	396
El Segundo, CA	Expires May 31, 2014	6,806
Berkeley, CA	Expires March 31, 2015	2,641
Slough, Berkshire, UK.	Expires June 24, 2015	2,685
Berkeley, CA	Expires October 31, 2017	5,671
Kirkland, WA	Expires July 31, 2019	8,050

We believe our facilities are adequate for our current business and operations.

Item 3.	Legal Proceedings.

ZTE Enforcement Actions

On February 27, 2012, ContentGuard filed a patent infringement lawsuit against ZTE Corporation and ZTE (USA) Inc. (collectively “ZTE”) in the Eastern District of Virginia, in which ContentGuard alleged that the defendants have infringed and continue to infringe six of our patents by making, using, selling or offering for sale certain mobile communication and computing devices. The case was transferred to the federal court in the Southern District of California on May 18, 2012. ContentGuard requested a jury trial and is seeking injunctive relief, damages and pre-judgment and post-judgment interest. On February 12, 2013, ZTE filed petitions for inter partes review of the six asserted patents with the United States Patent and Trademark Office. We cannot anticipate the timing or outcome of either the lawsuit or the United States Patent and Trademark Office review, including possible appeals.

On November 19, 2012, ContentGuard Europe GmbH filed a patent infringement lawsuit against ZTE Corporation and ZTE Deutschland GmbH in Mannheim Regional Court, in which ContentGuard Europe GmbH alleged that the defendants have infringed and continue to infringe two of our patents by making, using, selling or offering for sale certain mobile communication and computing devices. We cannot anticipate the timing or outcome of this lawsuit.

J&J Arbitration

In March 2012, we asserted claims in arbitration in London against Jay and Jayendra (Pty) (“J&J Group”), a South African corporation, to recover approximately $2.7 million in costs that J&J Group was required to reimburse to us pursuant to a MEO satellite asset purchase agreement that was signed in April 2011. The arbitration occurred in September 2012 and in November 2012 the arbitrator issued an award in our favor for approximately $4.2 million, which included the unreimbursed costs plus approximately $1.3 million in attorney fees and costs. Due to the uncertainty of collection from the J&J Group, we have not recognized the gain associated with the award.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Class A Common Stock

Our Class A common stock trades on the Nasdaq Global Select Market under the symbol “PCO.” Effective July 21, 2011, we changed our name from ICO Global Communications (Holdings) Limited to Pendrell Corporation, and adopted “PCO” as our new ticker symbol. Previously, our Class A common stock traded on the Nasdaq Global Select Market under the symbol “ICOG.”

The table below sets forth the high and low sales prices of our Class A common stock in U.S. dollars for each of the periods presented. Stock prices represent amounts published on the Nasdaq Global Select Market. As of March 1, 2013, the closing sales price of our Class A common stock was $1.40 per share.

	2012		2011
Period	High	Low	High	Low
First Quarter	$2.70	$2.30	$3.20	$1.35
Second Quarter	$2.68	$1.05	$3.26	$2.39
Third Quarter	$1.25	$1.00	$3.07	$1.96
Fourth Quarter	$1.27	$1.05	$2.94	$2.09

As of March 1, 2013, there were approximately 325 record holders of our Class A common stock.

Market for Our Class B Common Stock

There is no established trading market for our Class B common stock, of which we have 53,660,000 shares outstanding with two holders of record. Each share of Class B common stock is convertible at any time at the option of its holder into one share of Class A common stock.

Dividends

We have never paid a cash dividend on shares of our equity securities. We do not intend to pay any cash dividends on our common shares during the foreseeable future. It is anticipated that future earnings, if any, from our operations will be used to finance growth.

Unregistered Sales of Equity Securities and Use of Proceeds

On November 26, 2012, Eagle River, Inc. exercised an outstanding warrant to purchase 3,000,000 shares of the Company’s Class A common stock at an exercise price of $0.01 per share. On December 11, 2012, The Boeing Company exercised an outstanding warrant to purchase 172,110 shares of the Company’s Class A common stock at an exercise price of $0.01. Both warrants had been outstanding since December 2002, contained identical terms other than the number of shares subject to the warrant, and would have expired on December 12, 2012 had they not been exercised prior to such date. We issued these shares in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The issuances of the shares did not involve any general solicitation or general advertising and were made to “accredited investors” who had adequate access to information about the issuer. The shares issued as a result of these warrant exercises are restricted shares under the Securities Act and therefore may be resold only pursuant to an effective registration statement under the Securities Act covering such shares, the sale is made in compliance with the provisions of Rule 144 under the Securities Act, or the sale is otherwise exempt from the registration requirements of the Securities Act.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

None.

Performance Measurement Comparison

The following graph shows the total shareholder return as of the dates indicated of an investment of $100 in cash on December 31, 2007 for: (i) the Company’s Class A common stock; (ii) the NASDAQ Composite Index; and (iii) the NASDAQ 100 Technology Sector Index. All values assume reinvestment of the full amount of any dividends; however, no dividends have been declared on our Class A common stock to date.

The stock price performance graph below is not necessarily indicative of future performance.

	12/07	12/08	12/09	12/10	12/11	12/12
Pendrell Corporation	100.00	35.53	33.96	47.17	80.50	39.94
NASDAQ Composite	100.00	59.03	82.25	97.32	98.63	110.78
NASDAQ 100 Technology Sector	100.00	55.46	92.79	104.78	107.94	124.54

Item 6.	Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and accompanying notes included in this Form 10-K.

	Year Ended December 31,
	2012	2011	2010	2009(1)	2008
	(in thousands, except per share data)
Revenue(2)	$33,775	$2,637	$—	$—	$—
Operating expenses:
Patent administration, litigation and related costs	6,273	193	—	—	—
General and administrative	30,078	21,822	14,392	33,731	46,308
Stock-based compensation	8,597	5,369	1,794	5,072	8,463
Amortization of intangibles	13,471	1,986	—	—	—
Gain on contract settlements(3)/(4)	—	(4,735)	(15,666)	—	—
Research and development	—	—	—	1,644	5,080
Loss on disposal of assets	—	—	—	—	17

Operating expenses, net	58,419	24,635	520	40,447	59,868
Operating loss	(24,644)	(21,998)	(520)	(40,447)	(59,868)
Net interest expense	(2,245)	(4,450)	(4,316)	(36,252)	(36,262)
Gain on deconsolidation of subsidiaries(5)	48,685	—	—	—	—
Gain on settlement of Boeing litigation	10,000	—	—	—	—
Gain associated with disposition of assets(6)	5,599	300,886	—	—	—
Gain on deconsolidation of DBSD	—	—	—	280,971	—
Gain on liquidation of subsidiaries	—	—	2,459	—	—
Other income (expense)	1,588	1,223	(1,094)	(7,286)	(4,175)

Income (loss) before income taxes	38,983	275,661	(3,471)	196,986	(100,305)
Income tax benefit (expense)(7)	1,034	42,925	787	(1,508)	(2,872)

Net income (loss)	40,017	318,586	(2,684)	195,478	(103,177)
Net loss attributable to noncontrolling interest	(67)	(274)	—	—	—

Net income (loss) attributable to Pendrell	$40,084	$318,860	$(2,684)	$195,478	$(103,177)

Basic income (loss) per share attributable to Pendrell	$0.16	$1.26	$(0.01)	$0.94	$(0.51)
Diluted income (loss) per share attributable to Pendrell	$0.15	$1.23	$(0.01)	$0.94	$(0.51)
Total assets	$381,415	$435,047	$45,577	$30,308	$663,964
Long-term obligations, including current portion of capital lease obligations(8)	$2,241	$76,406	$27,921	$31,557	$40,382

(1)	DBSD was deconsolidated from our financial operating results effective May 15, 2009. Accordingly, our results of operations for the year ended December 31, 2009 includes only 4.5 months of DBSD operating activity.
(2)	Revenue in 2011 and 2012 is entirely comprised of revenues from our IP business which we entered into during 2011. Prior to the acquisition of Ovidian and ContentGuard, we were a development stage enterprise and did not generate any revenue from operations.
(3)	During the first quarter of 2011, we recognized a $4.7 million gain associated with a reduction of our estimated liability for gateway obligations as a result of our agreement to purchase Deutsche Telekom AG’s claim against one of our subsidiaries.
(4)

Certain of our subsidiaries had agreements with ten operators of gateways for our MEO satellite system. Nine of the ten operators terminated their agreements with us. Of these nine, five were settled with no further obligation by us. In 2010, upon reaching settlement with our Mexico operator, pursuant to which the operators’ claims were legally released, we eliminated the corresponding accrued liability and recognized a gain on contract settlement of $15.7 million. With respect to the gateways that had not been settled, we continued to accrue expenses according to our subsidiaries’ contractual obligation until the liabilities were transferred to the Liquidating Trust.
(5)	During the year ended December 31, 2012 we transferred our International Subsidiaries to the Liquidating Trust and recognized a gain of $48.7 million upon their deconsolidation.
(6)	In March 2011, upon the sale of our subsidiary for $325 million we recognized a $301 million gain associated with the disposition of our cost method investment in DBSD and certain other assets pursuant to the various agreements entered into with DISH Network. During the first quarter of 2012, we sold our real property located in Brazil for approximately $5.6 million.
(7)	As a result of recording net deferred tax liabilities pursuant to the acquisition of ContentGuard, we were able to reduce a portion of our deferred tax valuation allowance resulting in a tax benefit of $40.7 million in 2011.
(8)	Long-term obligations at December 31, 2012 and 2011 consisted primarily of deferred tax liabilities. Long-term obligations at December 31, 2010, 2009 and 2008, consisted primarily of capital lease obligations and income tax obligations associated with uncertain tax positions.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are an intellectual property (IP) investment, advisory and asset management firm. We develop and implement strategies to create, acquire, and commercialize intellectual property assets. We focus on opportunities to invest in what we believe are undervalued or underutilized IP assets, and to make these assets available to prospective licensees on what we believe are fair, reasonable, and predictable terms.

Our transactional expertise, financial resources, industry relationships and tax assets provide us with key competitive advantages that enable us to explore and pursue these opportunities. Our team of experienced professionals, including engineers and lawyers, is critical to our ability to identify and pursue investment opportunities and to create value from our assets. Our team includes six holders of PhDs, fourteen engineers with electrical or mechanical engineering degrees, and eleven recipients of juris doctor degrees. A number of the members of our team are identified as inventors of issued patents, and six have been recognized as global leaders in the intellectual property asset management industry. Most of our employees have significant prior experience in communications and technology companies including AT&T, Clearwire, Intel, Microsoft, Qualcomm, Xerox, and Yahoo.

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

Our licensing efforts continue to expand, both through new engagements with prospective licensees in connection with our mobility licensing program, as well as through the development of new licensing programs aimed at making our IP available to new segments and products for which we believe our IP is applicable. Our licensing arrangements typically involve the payment of an upfront license fee representing all or a majority of the licensing revenues that will be paid in exchange for a nonexclusive, nontransferable, limited duration license to use specified IP for specified products and/or specified purposes. While ContentGuard’s DRM technologies have historically been licensing for handsets primarily, our most recent license agreements have been expanded to cover tablets as well. The duration of licensing negotiations typically ranges from 12-24 months from the inception of discussions. In the event that licensing negotiations cannot be successfully concluded on what we believe are fair and reasonable terms within that period, we may decide to initiate litigation in order to protect the value of our IP. Consequently, the amount and timing of our revenue will likely continue to be uneven from quarter to quarter.

We provide IP advisory services through our wholly-owned subsidiary, Ovidian, which we acquired in June 2011. Through Ovidian, we advise some of the most respected technology companies in the world on a variety of IP-related advisory services, including IP valuation and investment analysis, IP landscape analysis, IP acquisitions and divestitures, and IP risk mitigation strategies. The Ovidian team is also actively engaged in the investigation and analysis of IP investment opportunities on our behalf, as well as the development and implementation of many aspects of our IP business strategies. The amount of consulting revenues generated by Ovidian varies quarter to quarter based on the nature and structure of fee agreements with clients as well as the amount of time the Ovidian team dedicates to supporting internal acquisition, licensing and sale efforts.

Finally, we have addressed all remaining vestiges of our legacy satellite communication business. We sold DBSD to DISH Network, we settled our litigation with Boeing, we sold our residual satellite assets, and we wound down or divested most of our satellite communication subsidiaries. Our exit from the satellite business has generated approximately $2.4 billion in NOLs which, subject to Internal Revenue Code loss recognition provisions, we believe can be carried forward to offset taxable income for up to 20 years. We adopted a Tax Benefit Preservation Plan in 2010 designed to preserve the value of the NOLs for Pendrell and our shareholders.

Critical Accounting Policies

Critical accounting policies require difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The judgments and uncertainties affecting the application of these policies include significant estimates and assumptions made by us using information available at the time the estimates are made. Actual results could differ materially from those estimates. Our critical accounting policies involve judgments associated with our accounting for business combinations, goodwill and intangible assets, contract settlements, revenue recognition, stock-based compensation, income taxes and contingencies, each of which is described below.

Business Combinations. We account for business combinations using the acquisition method and, accordingly, the identifiable assets acquired and liabilities assumed are recorded at their acquisition date fair values. This valuation requires management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets. Critical estimates in valuing intangible assets include but are not limited to estimates about: future expected cash flows from customers, proprietary technology, the acquired company’s brand awareness and market position and discount rates. Our estimates are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable. Goodwill is calculated as the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. Subsequent changes to assets, liabilities, valuation allowance or uncertain tax positions that relate to the acquired company and existed at the acquisition date that occur both within the measurement period and as a result of new information about facts and circumstances that existed at the acquisition date are recognized as an adjustment to goodwill. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

Intangible Assets and Goodwill. We amortize finite-lived intangible assets, including patents, acquired in purchase transactions over their expected useful lives. When events or circumstances indicate that the carrying amount of a finite-lived intangible asset or asset group may not be recoverable, we perform a test to determine whether the carrying amount of the asset or asset group tested exceeds its fair value. Recoverability of assets or asset group is measured by a comparison of the carrying amount to the future undiscounted net cash flows expected to be generated by the asset or asset group over its life. If the undiscounted cash flows do not exceed the carrying value of the asset or asset group, we would recognize an impairment charge equal to the amount by which the recorded value of the asset or asset group exceeds its fair value.

Our goodwill and indefinite-lived intangible assets are evaluated for impairment on an annual basis during the fourth quarter, or more frequently if circumstances indicate that the carrying value of our single reporting unit exceeds its fair value. We assign goodwill and indefinite-lived intangible assets to our reporting units based on the expected benefit from the synergies arising from each business combination and have identified one reporting unit. When evaluating goodwill and indefinite-lived intangible assets for impairment, we first perform a qualitative assessment to determine if fair value of the reporting unit is more likely than not greater than the carrying amount. If this assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we further evaluate the estimated fair value of the reporting unit through the use of discounted cash flow models. The results of the models are compared to the carrying amount of the reporting unit. If such comparison indicates that the fair value of the reporting unit is lower than the carrying amount, impairment would exist and the impairment charge would be measured by comparing the implied fair value of the reporting unit’s goodwill to its carrying value.

For the years ended December 31, 2012, 2011 and 2010, we recorded no such impairment charges.

Contract Settlements. With respect to disputed contracts related to the ground infrastructure for our former MEO satellite system, we recorded expenses according to our contractual obligation until such contract was terminated. Upon termination, and prior to settlement, we continued to accrue estimated late payment fees and interest expense, as applicable. Upon reaching settlement, whereby the other party’s claims were legally released, we extinguished our recorded liability, resulting in the recognition of a gain or loss on contract settlement. As of June 29, 2012, all unsettled contracts were transferred to the Liquidating Trust.

Revenue Recognition. Since mid-2011, we have derived our operating revenue from IP licensing activities and fees earned from IP consulting services. Our patent licensing agreements typically provide for the payment of a contractually determined upfront license fee representing all or a majority of the licensing revenues that will be paid in exchange for a nonexclusive, nontransferable, limited duration license to intellectual property rights that we own or control. These agreements typically include (i) a non-exclusive license to make, sell, distribute, and use certain specified products that read on our patents (“Licensed Activities”), (ii) a covenant not to enforce patent rights against the licensee based on the Licensed Activities, and (iii) the release of the licensee from certain claims.

Fees earned from IP consulting services are generally recognized as the services are performed.

The timing and amount of revenue recognized from patent licensing activities depends on the specific terms of each agreement and the nature of the deliverables and obligations. Agreements that are deemed to contain multiple elements are accounted for under Accounting Standards Codification (“ASC”) 605-20, Revenue Recognition – Multiple Element Arrangements. This guidance requires consideration to be allocated to each element of an agreement that has stand-alone value using the relative fair value method. We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) all material obligations have been substantially performed pursuant to agreement terms or services have been rendered to the customer, (iii) amounts are fixed or determinable, and (iv) collectability is reasonably assured. As a result of the contractual terms of our patent license agreements and the unpredictable nature and frequency of licensing transactions, our revenue may fluctuate substantially from period to period.

Stock-Based Compensation. We record stock-based compensation in accordance with ASC 718, Compensation–Stock Compensation (“ASC 718”). ASC 718 requires measurement of all share-based payment awards based on the estimated fair value on the date of grant and the recognition of compensation cost over the requisite service period for awards expected to vest.

We record stock-based compensation on stock options, stock appreciation rights, performance stock awards, restricted stock awards, restricted stock units and other stock awards issued to employees, directors, consultants and/or advisors. The fair value of stock options and stock appreciation rights is estimated on the date of grant using the Black-Scholes option pricing model (“Black-Scholes Model”) based on the single option award approach. The fair value of restricted stock awards and restricted stock units is determined based on the number of shares granted and either the quoted market price of our Class A common stock on the date of grant for time-based and performance-based awards, or the fair value on the date of grant using the Monte Carlo Simulation model (“Monte Carlo Simulation”) for market-based awards. The fair value of stock options, restricted stock awards and restricted stock units with service conditions are amortized to expense on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of stock appreciation rights, restricted stock awards and restricted stock units with performance conditions deemed probable of being achieved and cliff vesting is amortized to expense over the requisite service period using the straight-line method of expense recognition. The fair value of restricted stock awards and restricted stock units with performance and market conditions are amortized to expense over the requisite service period using the straight-line method of expense recognition. The fair value of stock-based payment awards as determined by the Black-Scholes Model and the Monte Carlo Simulation are affected by our stock price as well as other assumptions. These assumptions include, but are not limited to, the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. ASC 718 requires forfeitures to be estimated at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Update No. 2011-05, Comprehensive Income (“Update No. 2011-05”). Update No. 2011-05 requires in the presentation on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. Update No. 2011-05 is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued an amendment to the accounting guidance on the presentation of other comprehensive income which deferred the effective date for the provisions pertaining to reclassification adjustments. The adoption of this statement during the year ended December 31, 2012, did not have a material impact on our financial position, results of operations or cash flows.

In July 2012, the FASB issued Update No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“Update No. 2012-02”) which allows entities to first use a qualitative approach to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. Update 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this statement during the year ended December 31, 2012, did not have a material impact on our financial position, results of operations or cash flows.

Results of Operations

The following table is provided to facilitate the discussion of our results of operations for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year ended December 31,
	2012	2011	2010
Revenue	$33,775	$2,637	$—
Patent administration, litigation and related costs	6,273	193	—
General and administrative expenses	30,078	21,822	14,392
Stock-based compensation	8,597	5,369	1,794
Amortization of intangibles	13,471	1,986	—
Gain on contract settlements	—	4,735	15,666
Interest income	238	159	18
Interest expense	2,483	4,609	4,334
Gain on deconsolidation of subsidiaries	48,685	—	—
Gain on settlement of Boeing litigation	10,000	—	—
Gain associated with disposition of assets	5,599	300,886	—
Gain on liquidation of subsidiaries	—	—	2,459
Other income (expense)	1,588	1,223	(1,094)
Income tax benefit	1,034	42,925	787

Revenue. Revenue of $33.8 million and $2.6 million for the years ended December 31, 2012 and 2011, respectively, were entirely comprised of revenues from our IP business which we entered into in June 2011. Prior to June 2011, we were a development stage enterprise and did not generate any revenue from operations.

Patent Administration, Litigation and Related costs. Patent administration, litigation and related costs are primarily comprised of patent-related maintenance, prosecution, and enforcement costs incurred to maintain our patents.

Patent administration, litigation and related costs of $6.3 million and $0.2 million for the years ended December 31, 2012 and 2011, respectively, were incurred to maintain patents acquired in our acquisition of ContentGuard in October 2011 and additional patents acquired during 2012. We did not own any patents prior to our acquisition of ContentGuard and, therefore, did not incur any patent administration costs during the year ended December 31, 2010.

General and Administrative Expenses. General and administrative expenses are primarily comprised of personnel costs, legal and professional fees, acquisition investigation costs and general office related costs. Additionally, general and administrative expenses for 2011 and 2010 included costs associated with satellite storage and satellite system operating expenses.

General and administrative expenses of $30.1 million for the year ended December 31, 2012, increased $8.3 million compared to $21.8 million for the year ended December 31, 2011. The increase was primarily due to (i) a $7.5 million increase in personnel related costs as a result of our acquisitions of Ovidian and ContentGuard in 2011 as well as additional executives added to the Pendrell team in 2012, (ii) $1.5 million of amortized prepaid compensation expense associated with the Ovidian acquisition, and (iii) $1.2 million of withholding taxes associated with licensing revenues. These increases were partially offset by a $1.7 million decrease in expenses related to the MEO satellites and related equipment which included the establishment of a reserve against a previously recorded receivable from the J&J Group.

General and administrative expenses of $21.8 million for the year ended December 31, 2011, increased $7.4 million compared to $14.4 million for the year ended December 31, 2010. The increase was primarily due to (i) a $5.1 million increase in personnel related costs as a result of our acquisitions the Ovidian and ContentGuard as well as additional executives added to the Pendrell team in 2011, (ii) $1.5 million of amortized prepaid compensation expense associated with the Ovidian acquisition, (iii) $1.1 million in acquisition investigation costs incurred in 2011 and (iv) a $0.5 million increase in professional fees and other expenses. The increase was partially offset by a decrease of $0.6 million in expenses related to the MEO satellite assets.

Stock-based Compensation. Stock-based compensation of $8.6 million for the year ended December 31, 2012, increased $3.2 million compared to $5.4 million for the year ended December 31, 2011. The increase was due to an increase in personnel as a result of our acquisitions of Ovidian and ContentGuard in 2011 as well as additional executives added to the Pendrell team in 2012 and included $1.0 million of incremental expense due to the August 2012 modification of restricted stock which added alternative vesting criteria to 3,175,000 shares previously outstanding.

Stock-based compensation of $5.4 million for the year ended December 31, 2011, increased $3.6 million compared to $1.8 million for the year ended December 31, 2010. The increase was primarily due to additional executives added to the Pendrell team in 2011.

Amortization of Intangibles. Amortization of intangible assets of $13.5 million and $2.0 million for the years ended December 31, 2012 and 2011, respectively, was primarily related to the amortization of intangibles acquired in our acquisitions of Ovidian in June 2011 and ContentGuard in October 2011, as well as additional intangibles we acquired during 2012. We did not own any intangibles prior to our acquisition of Ovidian and ContentGuard and, therefore, did not incur any amortization expense during the year ended December 31, 2010.

Gain on Contract Settlements. During 2011, we recognized a $4.7 million gain associated with a reduction of our estimated liability for gateway obligations as a result of our agreement to purchase Deutsche Telekom AG’s claim against one of our subsidiaries.

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

Interest Income. Interest income for the years ended December 31, 2012, 2011 and 2010 was nominal and primarily related to interest earned on money market funds.

Interest Expense. Interest expense of $2.5 million for the year ended December 31, 2012 consisted primarily of interest costs resulting from capital lease obligations associated with certain MEO gateway sites that we operated prior to their deconsolidation as a result of the transfer of our International Subsidiaries to the Liquidating Trust on June 29, 2012. Interest expense of $4.6 million and $4.3 million for the years ended December 31, 2011 and 2010, respectively, consisted of a full year of interest costs from the capital lease obligations associated with the MEO gateway sites.

Gain on Deconsolidation of Subsidiaries. During the year ended December 31, 2012, we transferred our International Subsidiaries to the Liquidating Trust and recognized a gain of $48.7 million on deconsolidation as a result of eliminating $61.9 million of liabilities associated with the International Subsidiaries, including liabilities for uncertain tax positions, net of cumulative translation adjustment losses of $12.7 million related to the International Subsidiaries.

Gain on Settlement of Boeing Litigation. On June 25, 2012, we settled our litigation against Boeing in exchange for $10.0 million, which we reflected as a gain on litigation settlement for the year ended December 31, 2012.

Gain Associated with Disposition of Assets. During the year ended December 31, 2012, we recognized a $5.6 million gain associated with the disposition of real property and MEO satellite related gateway equipment we owned in Brazil. During the year ended December 31, 2011, we recognized a $300.9 million gain associated with the disposition of our cost method investment in DBSD and certain other assets pursuant to the various agreements entered into with DISH Network.

Gain on Liquidation of Subsidiaries. In 2010, we recognized a $2.5 million net gain resulting from the substantial liquidation of certain subsidiaries that we abandoned after determining they had no future business purpose.

Other (Income) Expense. Other income of $1.6 million for the year ended December 31, 2012 was primarily due to the release of a $0.8 million liability associated with our prior ownership of MEO satellite assets and gains on foreign currency transactions. Other income of $1.2 million for the year ended December 31, 2011 was comprised primarily of a gain recognized upon elimination of our payable to an affiliate. Other expense of $1.1 million for the year ended December 31, 2010 was comprised primarily of $1.0 million of costs associated with reimbursements due to DBSD for its share of stock awards.

Income Tax (Benefit) Expense. The income tax benefit of $1.0 million for the year ended December 31, 2012 was primarily due to expiration of the statute of limitations associated with previously recorded uncertain tax positions, including interest and penalties. The income tax benefit for the year ended December 31, 2011 was primarily due to a $40.7 million reduction in our deferred tax valuation allowance as a result of recording net deferred tax liabilities related to non-tax deductible finite-lived intangible assets established pursuant to our acquisition of ContentGuard, and the expiration of the statute of limitations associated with $2.0 million of previously recorded uncertain tax positions, including interest and penalties. The income tax benefit for the year ended December 31, 2010 was primarily due to expiration of the statute of limitations associated with previously recorded uncertain tax positions, including interest and penalties.

Liquidity and Capital Resources

Overview. As of December 31, 2012, we had cash liquidity of $213.8 million. Our primary expected cash needs for the next twelve months include ongoing operating costs associated with the IP business, potential acquisitions, expenses in connection with legal proceedings, costs associated with the pursuit of new investment and acquisition opportunities, and other general corporate purposes. We believe our current balances of cash and cash equivalents and cash flows from operations will be adequate to meet our liquidity needs. Cash and cash equivalents in excess of our needs are held in interest bearing accounts with financial institutions.

Cash Flows. Cash and cash equivalents were $213.8 million at December 31, 2012 compared to $230.4 million at December 31, 2011. The following table is provided to facilitate the discussion of our liquidity and capital resources for the years ended December 31, 2012 and 2011 (in thousands):

	Year ended December 31,
	2012	2011
Net cash provided by (used in):
Operating activities	$(4,033)	$(16,020)
Investing activities	(13,866)	225,572
Financing activities	560	108
Effect of foreign exchange rate changes on cash	715	(54)

Net increase (decrease) in cash and cash equivalents	(16,624)	209,606
Cash and cash equivalents—beginning of period	230,377	20,771

Cash and cash equivalents—end of period	$213,753	$230,377

The decrease in cash and cash equivalents of $16.6 million was primarily due to (i) the utilization of $29.5 million to purchase property and intangible assets, (ii) $8.7 million change in accrued expenses, and (iii) a $7.9 million increase in accounts receivable, partially offset by (a) the receipt of the final $10.0 million installment from DISH Network, (b) $10.0 million received from the settlement of our litigation with Boeing, (c) $5.6 million received from the sale of real property in Brazil, (d) a $1.7 million change in accrued interest and (e) $0.8 million received from the exercise of stock options and warrants.

For the year ended December 31, 2012, cash used in operating activities consisted primarily of our net income of $40.0 million adjusted for various non-cash items including: (i) the gain on the deconsolidation of subsidiaries of $48.7 million; (ii) the reclassification of the $5.6 million gain on the sale of our real property in Brazil to investing activities; (iii) $13.5 million of amortization expense associated with patents and other intangibles; (iv) $8.6 million of stock-based compensation expense; and (v) $3.0 million of amortized prepaid compensation expense associated with the acquisition of Ovidian. Net income was further adjusted by changes in assets and liabilities, including (a) an increase of $7.9 million in accounts receivable, (b) an $8.7 million decrease in other accrued expenses, and (c) a $1.7 million increase in accrued interest payable.

For the year ended December 31, 2011, cash used in operating activities consisted primarily of our net income of $318.6 million adjusted for various non-cash items including: (i) a $300.9 million gain associated with the disposition of certain assets to DISH Network; (ii) a $40.7 million tax benefit related to a reduction in our deferred tax valuation allowance; (iii) a $4.7 million reduction of a Gateway obligation; (iv) $1.2 million gain recognized upon elimination of our payable to an affiliate; (v) stock-based compensation expense of $5.4 million; (vi) a $4.6 million increase in accrued interest payable; (vii) $2.0 million of amortized intangible expense resulting from our acquisitions of Ovidian and ContentGuard; (viii) $1.5 million of amortized prepaid compensation expense associated with the Ovidian acquisition; (ix) a $0.9 million increase in accounts receivable, prepaid expenses and other current/non-current assets; and (x) a $0.4 million increase in accounts payable, other accrued expenses and other operating activities. Amortization of intangibles consists of amortization of identifiable assets resulting from our acquisitions of Ovidian and ContentGuard in June 2011 and October 2011, respectively.

For the year ended December 31, 2012, cash used in investing activities of $13.9 million was primarily due to the acquisition of various assets, partially offset by cash received from DISH Network and from the sale of real property in Brazil.

For the year ended December 31, 2011, cash provided by investing activities of $225.6 million consisted primarily of approximately $315 million from DISH Network pursuant to the Implementation Agreement, partially offset by a $83.3 million cash outflow for our acquisition of ContentGuard (net of cash acquired) and a $5.9 million cash outflow for our acquisition of Ovidian (net of cash acquired).

For the year ended December 31, 2012, and 2011 cash provided by financing activities consisted of proceeds from the exercise of stock options, partially offset by the payment of withholding taxes upon vesting of restricted stock awards.

Contractual Obligations. Our primary contractual obligations relate to operating lease agreements for our office locations in Kirkland, Washington, El Segundo, California and Berkeley, California. Our contractual obligations as of December 31, 2012 were as follows (in millions):

	Years ending December 31,
	Total	2013	2014-2015	2016-2017	2018 and Thereafter
Operating lease obligations	$3.7	$0.8	$1.3	$0.9	$0.7

As a result of our June 29, 2012 deconsolidation of the International Subsidiaries, we no longer have obligations related to (i) gateway operators, (ii) capital leases or (iii) uncertain tax positions for income taxes, interest and penalties, as these liabilities were all related to our International Subsidiaries.

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

As of December 31, 2012, our cash and investment portfolio consisted of both cash and money market funds, with a fair value of approximately $213.8 million. The primary objective of our investments in money market funds is to preserve principal, while optimizing returns and minimizing risk, and our policies require, at the time of purchase, that we make these investments in short-term, high rated securities which currently yield between zero to 20 basis points.

December 31, 2012
Cash	$31,435
Money market funds	182,318

$213,753

Our primary foreign currency exposure relates to cash balances in foreign currencies. Due to the small balances we hold, we have determined that the risk associated with foreign currency fluctuations is not material to us.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Pendrell Corporation and Subsidiaries

Kirkland, Washington

We have audited the accompanying consolidated balance sheets of Pendrell Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and changes in stockholders’ equity for each of the three years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pendrell Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2013, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

March 8, 2013

Pendrell Corporation

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$213,753	$230,377
Accounts receivable, net of allowance for doubtful accounts of $0 in both periods	8,471	546
Other receivables – net of reserve $2,750 in both periods	856	10,000
Prepaid expenses and other current assets	689	1,897
Deferred tax asset	—	49,570

Total current assets	223,769	292,390
Property in service – net of accumulated depreciation of $464 and $962, respectively	946	288
Other assets	67	131
Intangible assets – net of accumulated amortization of $15,456 and $1,986, respectively	135,424	120,145
Goodwill	21,209	22,093

Total	$381,415	$435,047

LIABILITIES, STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST
Current liabilities:
Accounts payable	$285	$282
Accrued expenses	3,029	17,489
Accrued interest	—	28,092
Capital lease obligations	—	14,896

Total current liabilities	3,314	60,759
Income tax	—	9,870
Other	753	479
Deferred tax liability	1,488	51,161

Total liabilities	5,555	122,269

Commitments and contingencies (Note 7)

Stockholders’ equity and noncontrolling interest:
Preferred stock, $0.01 par value, 75,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.01 par value, 900,000,000 shares authorized, 269,450,966 and 264,992,881 shares issued, and 211,682,074 and 206,696,021 shares outstanding	2,118	2,650
Class B convertible common stock, $0.01 par value, 150,000,000 shares authorized, 84,663,382 shares issued and 53,660,000 shares outstanding	537	847
Additional paid-in capital	1,929,526	2,794,970
Treasury stock, 58,296,860 shares of Class A common stock and 31,003,382 shares of Class B convertible common stock at December 31, 2011	—	(877,833)
Accumulated other comprehensive loss	—	(11,660)
Accumulated deficit	(1,563,999)	(1,603,941)

Total Pendrell stockholders’ equity	368,182	305,033

Noncontrolling interest	7,678	7,745

Total stockholders’ equity and noncontrolling interest	375,860	312,778

Total	$381,415	$435,047

The accompanying notes are an integral part of these consolidated financial statements.

Pendrell Corporation

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year ended December 31,
	2012	2011	2010
Revenue	$33,775	$2,637	$—
Operating expenses:
Patent administration, litigation and related costs	6,273	193	—
General and administrative	30,078	21,822	14,392
Stock-based compensation	8,597	5,369	1,794
Amortization of intangibles	13,471	1,986	—
Contract settlements	—	(4,735)	(15,666)

Total operating expenses	58,419	24,635	520

Operating loss	(24,644)	(21,998)	(520)
Interest income	238	159	18
Interest expense	(2,483)	(4,609)	(4,334)
Gain on deconsolidation of subsidiaries	48,685	—	—
Gain on settlement of Boeing litigation	10,000	—	—
Gain associated with disposition of assets	5,599	300,886	—
Gain on liquidation of subsidiaries	—	—	2,459
Other income (expense)	1,588	1,223	(1,094)

Income (loss) before income taxes	38,983	275,661	(3,471)
Income tax benefit	1,034	42,925	787

Net income (loss)	40,017	318,586	(2,684)
Net loss attributable to noncontrolling interest	(67)	(274)	—

Net income (loss) attributable to Pendrell	$40,084	$318,860	$(2,684)

Basic income (loss) per share attributable to Pendrell	$0.16	$1.26	$(0.01)

Diluted income (loss) per share attributable to Pendrell	$0.15	$1.23	$(0.01)

Weighted average shares outstanding used to compute basic income (loss) per share	256,955,003	253,760,959	243,480,021
Weighted average shares outstanding used to compute diluted income (loss) per share	263,824,279	259,067,098	243,480,021

The accompanying notes are an integral part of these consolidated financial statements.

Pendrell Corporation

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year ended December 31,
	2012	2011	2010
Net income (loss)	$40,017	$318,586	$(2,684)
Other comprehensive income (loss):
Cumulative translation adjustments	(1,019)	1,411	(3,279)
Reclassification of cumulative translation adjustment (gain) loss included in net income	12,679	—	(2,569)

Comprehensive income (loss)	$51,677	$319,997	$(8,532)
Comprehensive loss attributable to noncontrolling interest	67	274	—

Comprehensive income (loss) attributable to Pendrell	$51,744	$320,271	$(8,532)

The accompanying notes are an integral part of these consolidated financial statements.

Pendrell Corporation

Consolidated Statements of Cash Flows

(In thousands, except share data)

	Year ended December 31,
	2012	2011	2010
Operating activities:
Net income (loss) including noncontrolling interest	$40,017	$318,586	$(2,684)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	8,597	5,369	1,794
Amortization of prepaid compensation from Ovidian acquisition	2,993	1,507	—
Amortization of intangibles	13,471	1,986	—
Depreciation	213	146	110
Unrealized foreign exchange (gains) losses	(446)	(33)	89
Gain on deconsolidation of subsidiaries	(48,685)	—	—
Gain associated with disposition of assets	(5,599)	(300,886)	—
Net gain on liquidation of subsidiaries	—	—	(2,459)
Gain associated with contract settlements	—	(4,735)	(15,666)
Deferred tax provision	—	(40,666)	—
Other	—	(1,474)	1,052
Other changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(7,925)	(546)	—
Other receivables	(91)	—	—
Prepaid expenses and other current/non-current assets	408	(327)	389
Accounts payable	32	(281)	(769)
Accrued interest payable	1,704	4,630	4,694
Other accrued expenses	(8,722)	704	1,277

Net cash used in operating activities	(4,033)	(16,020)	(12,173)

Investing activities:
Purchases of property and intangible assets	(29,513)	(109)	(67)
Proceeds associated with disposition of assets	15,647	314,536	—
Payments from/(to) affiliates	—	246	(1,025)
Acquisition of controlling interest in ContentGuard Holdings, net of cash acquired of $6,849	—	(83,251)	—
Acquisition of Ovidian, net of cash acquired of $150	—	(5,850)	—

Net cash provided by (used in) investing activities	(13,866)	225,572	(1,092)

Financing activities:
Proceeds from exercise of stock options and warrants	780	227	—
Payment of withholding taxes from stock awards	(220)	(119)	(66)
Proceeds from Rights Offering	—	—	30,009
Rights Offering issuance costs	—	—	(770)

Net cash provided by financing activities	560	108	29,173

Effect of foreign exchange rate changes on cash	715	(54)	(120)

Net increase (decrease) in cash and cash equivalents	(16,624)	209,606	15,788
Cash and cash equivalents—beginning of period	230,377	20,771	4,983

Cash and cash equivalents—end of period	$213,753	$230,377	$20,771

Supplemental disclosures:
Income taxes paid	$2,156	$29	$2
Supplemental disclosure of non-cash investing and financing activities:
Issuance of Class A common shares for advisory services	—	250	500
Issuance of Class A common shares for Ovidian acquisition	2,618	8,430	—
Increase (decrease) in payables to affiliates	—	(1,538)	1,025

The accompanying notes are an integral part of these consolidated financial statements.

Pendrell Corporation

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

	Common stock			Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Accumulated deficit	Stockholders’ equity (deficiency in assets)	Noncontrolling interest	Total
	Class A shares	Class B shares	Amount
Balance, January 1, 2010	154,876,313	53,660,000	$2,977	$2,756,406	$(877,648)	$(7,223)	$(1,920,117)	$(45,605)	$—	$(45,605)
Issuance of Class A common stock for advisory services	362,947	—	4	496	—	—	—	500	—	500
Issuance of Class A common stock for Rights Offering, net of issuance costs	42,870,000	—	429	28,810	—	—	—	29,239	—	29,239
Issuance of Class A common stock from exercise of stock options	29,379	—	—	47	(25)	—	—	22	—	22
Class A common stock withheld at vesting to cover income tax withholding obligations	(33,200)	—	—	—	(52)	—	—	(52)	—	(52)
Stock-based compensation and issuance of restricted stock, net of forfeitures	1,964,527	—	20	1,774	—	—	—	1,794	—	1,794
Other comprehensive loss	—	—	—	—	—	(5,848)	—	(5,848)	—	(5,848)
Net loss	—	—	—	—	—	—	(2,684)	(2,684)	—	(2,684)

Balance, December 31, 2010	200,069,966	53,660,000	$3,430	$2,787,533	$(877,725)	$(13,071)	$(1,922,801)	$(22,634)	$—	$(22,634)
Issuance of Class A common stock for advisory services	105,595	—	1	249	—	—	—	250	—	250
Issuance of Class A common stock for Ovidian acquisition	3,000,000	—	30	1,580	—	—	—	1,610	—	1,610
Issuance of Class A common stock from exercise of stock options	210,000	—	2	225	—	—	—	227	—	227
Class A common stock withheld at vesting to cover income tax withholding obligations	(72,114)	—	—	—	(108)	—	—	(108)	—	(108)
Stock-based compensation and issuance of restricted stock, net of forfeitures	3,382,574	—	34	5,383	—	—	—	5,417	—	5,417
Noncontrolling interest in ContentGuard	—	—	—	—	—	—	—	—	8,019	8,019
Other comprehensive income	—	—	—	—	—	1,411	—	1,411	—	1,411
Net income (loss)	—	—	—	—	—	—	318,860	318,860	(274)	318,586

Balance, December 31, 2011	206,696,021	53,660,000	$3,497	$2,794,970	$(877,833)	$(11,660)	$(1,603,941)	$305,033	$7,745	$312,778
Vesting of Class A common stock issued for Ovidian acquisition	—	—	—	2,618	—	—	—	2,618	—	2,618
Issuance of Class A common stock from exercise of stock options and warrants	3,769,985	—	38	742	—	—	—	780	—	780
Class A common stock withheld at vesting to cover income tax withholding obligations	(88,056)	—	(1)	—	(219)	—	—	(220)	—	(220)
Stock-based compensation and issuance of restricted stock, net of forfeitures	1,104,124	—	11	8,210	6	—	—	8,227	—	8,227
Reclassification due to reincorporation	—	—	(890)	(877,014)	878,046	—	(142)	—	—	—
Shares held by Liquidating Trust	200,000	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	11,660	—	11,660	—	11,660
Net income (loss)	—	—	—	—	—	—	40,084	40,084	(67)	40,017

Balance, December 31, 2012	211,682,074	53,660,000	$2,655	$1,929,526	$—	$—	$(1,563,999)	$368,182	$7,678	$375,860

The accompanying notes are an integral part of these consolidated financial statements.

Pendrell Corporation

Notes to Consolidated Financial Statements

1. Organization and Business

Overview—These consolidated financial statements include the accounts of Pendrell Corporation (“Pendrell”) and its consolidated subsidiaries (collectively referred to as the “Company”). In 2011, Pendrell began making investments in the intellectual property (“IP”) industry and building an experienced team of IP professionals. Today, Pendrell is an intellectual property investment, advisory and asset management firm that is focused on developing and implementing strategies to create, acquire, and commercialize IP assets. Specifically, the Company pursues opportunities to identify and commercialize unique, foundational innovations that have the potential to address technology challenges affecting large, global markets.

Pendrell was originally incorporated in 2000 as a Delaware corporation. On November 14, 2012, the Company reincorporated from Delaware to Washington (the “Reincorporation”). The Reincorporation merely changed the Company’s legal domicile. The Company’s consolidated financial condition and results of operations immediately after consummation of the Reincorporation are the same as those immediately prior to the Reincorporation.

The Company was formed in 2000 to operate a next generation global mobile satellite communications system. The Company began its exit from the satellite business in 2011 with the sale of its interests in DBSD North America, Inc. and its subsidiaries (collectively referred to as “DBSD”) to DISH Network Corporation (“DISH Network”). During 2012, the Company completed its exit with (i) the sale of its medium earth orbit (“MEO”) satellite assets (“MEO Assets”) that had been in storage for nominal consideration, (ii) the transfer of its in-orbit MEO satellite (“F2”) to a new operator who assumed responsibility for all F2 operating costs effective April 1, 2012 and (iii) the deconsolidation of its MEO-related international subsidiaries (“International Subsidiaries”).

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation—The consolidated financial statements of the Company include the assets and liabilities of its wholly-owned subsidiaries and subsidiaries it controls or in which it has a controlling financial interest. Noncontrolling interests on the consolidated balance sheets include third-party investments in entities that the Company consolidates, but does not wholly own. Noncontrolling interests are classified as part of equity and the Company allocates net income (loss), other comprehensive income (loss) and other equity transactions to its noncontrolling interests in accordance with their applicable ownership percentages. All intercompany transactions and balances have been eliminated in consolidation. All information in these financial statements is in U.S. dollars. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Segment Information—The Company operates in and reports on one segment (IP management) based upon the provisions of Accounting Standards Codification (“ASC”) 280, Segment Reporting. Substantially all of the Company’s revenue are generated by operations located within the United States, and the Company does not have any long-lived assets located in foreign countries.

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates.

On an ongoing basis, the Company evaluates its estimates, including among others, those related to the fair value of acquired intangible assets and goodwill, the useful lives and potential impairment of intangible assets and property and equipment, the value of stock awards for the purpose of determining stock-based compensation expense, accrued liabilities, valuation allowances related to the ability to realize deferred tax assets, allowances for doubtful receivables and certain tax liabilities. Estimates are based on historical experience and other factors, including the current economic environment as deemed appropriate under the circumstances. Estimates and assumptions are adjusted when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Any changes in estimates used to prepare these financial statements will be reflected in the financial statements in future periods.

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

Cash and Cash Equivalents—Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities from the date of purchase of 90 days or less. Cash and cash equivalents are comprised of the following (in thousands):

	December 31,
	2012	2011
Cash	$31,435	$35,264
Money market funds	182,318	195,113

	$213,753	$230,377

The fair value of money market funds at December 31, 2012 and 2011 was classified as Level 1 under ASC 820, Fair Value Measurement (“ASC 820”) as amounts were based on quoted prices available in active markets for identical investments as of the reporting date.

Accounts Receivable—Accounts receivable consists of amounts billed to customers under licensing arrangements or consulting services. The majority of the Company’s customers are well-established operating companies with investment-grade credit. For the periods ended December 31, 2012 and December 31, 2011, the Company did not incur any losses on its accounts receivable. Based upon historical collections experience and specific client information, the Company has determined that an allowance for doubtful accounts was not required at either December 31, 2012 or December 31, 2011. Carrying amounts of such receivables approximate their fair value due to their short-term nature.

Other Receivables—As of December 31, 2012 and 2011 the Company had recorded a receivable due from Jay & Jayendra (Pty) Ltd, a South African corporation or its designated affiliate (collectively, the “J&J Group”) for reimbursement of operating expenses related to the Company’s MEO Assets of $2.7 million and a corresponding full reserve against the receivable as a result of the J&J Group’s failure to fulfill its obligation to reimburse the Company.

As of December 31, 2012, other receivables also included a receivable for state income taxes of approximately $0.8 million.

As of December 31, 2011, other receivables also included a receivable from DISH Network. In March 2011, the Company sold its interests in DBSD to DISH Network for approximately $325 million and recognized a gain of approximately $301 million associated with the disposition. A final payment of $10 million, together with reimbursement of certain bankruptcy-related costs, was made by DISH Network in March 2012, upon DBSD’s emergence from bankruptcy. The Company had previously accounted for DBSD as a cost method investment and had deconsolidated it from its financial operating results when DBSD filed for bankruptcy protection in May 2009.

Prepaid Expenses and Other Current Assets—As of December 31, 2012 and 2011, prepaid expenses and other current assets consisted primarily of prepaid compensation resulting from the Company’s acquisition of Ovidian Group LLC (“Ovidian”) in June 2011, prepaid director and officer’s insurance and prepayments related to rent and security deposits associated with certain of the Company’s leased facilities.

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

Other Assets—As of December 31, 2012 and 2011, other assets consisted primarily of long-term security deposits associated with the Company’s leased facilities.

Business Combinations—The Company accounts for business combinations using the acquisition method and, accordingly, the identifiable assets acquired and liabilities assumed are recorded at their acquisition date fair values. This valuation requires management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets. Critical estimates in valuing intangible assets include but are not limited to estimates about: future expected cash flows from customers, proprietary technology, the acquired company’s brand awareness and market position and discount rates. The estimates are based upon assumptions the Company believes to be reasonable, but which are inherently uncertain and unpredictable. Goodwill is calculated as the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. Subsequent changes to assets, liabilities, valuation allowance or uncertain tax positions that relate to the acquired company and existed at the acquisition date that occur both within the measurement period and as a result of new information about facts and circumstances that existed at the acquisition date are recognized as an adjustment to goodwill. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

Intangible Assets and Goodwill— The Company amortizes finite-lived intangible assets, including patents, acquired in purchase transactions over their expected useful lives. When events or circumstances indicate that the carrying amount of a finite-lived intangible asset or asset group may not be recoverable, the Company performs a test to determine whether the carrying amount of the asset or asset group tested exceeds its fair value. Recoverability of the assets or asset group is measured by a comparison of the carrying amount to the future undiscounted net cash flows expected to be generated by the asset or asset group over its life. If the undiscounted cash flows do not exceed the carrying value of the asset or asset group, the Company would recognize an impairment charge equal to the amount by which the recorded value of the asset or asset group exceeds its fair value.

The Company’s goodwill and indefinite-lived intangible assets are evaluated for impairment on an annual basis during the fourth quarter, or more frequently if circumstances indicate that the carrying value of Company’s single reporting unit exceeds its fair value. The Company assigns goodwill and indefinite-lived intangible assets to its reporting units based on the expected benefit from the synergies arising from each business combination and it has identified one reporting unit. When evaluating goodwill and indefinite-lived intangible assets for impairment, the Company first performs a qualitative assessment to determine if fair value of the reporting unit is more likely than not greater than the carrying amount. If this assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company further evaluates the estimated fair value of the reporting unit through the use of discounted cash flow models. The results of the models are compared to the carrying amount of the reporting unit. If such comparison indicates that the fair value of the reporting unit is lower than the carrying amount, impairment would exist and the impairment charge would be measured by comparing the implied fair value of the reporting unit’s goodwill to its carrying value.

For the years ended December 31, 2012, 2011 and 2010, the Company recorded no such impairment charges.

Fair Value of Financial Instruments— The Company determines the fair value of our financial instruments based on the hierarchy established ASC 820, Fair Value Measurements and Disclosures. The three levels of inputs used to measure fair value are as follows:

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

As of December 31, 2012, the Company’s financial instruments included its cash and cash equivalents, accounts receivable, other receivables, accounts payable and certain other assets and liabilities. As of December 31, 2011, the Company’s financial instruments included its cash and cash equivalents, accounts receivable, other receivables including a receivable from DISH Network associated with disposition of assets, accounts payable and certain other assets and liabilities. The Company determines the fair value of its financial instruments based on the hierarchy established by ASC 820 and the carrying amounts of the financial instruments are reasonable estimates of their fair values because they are equivalent to cash or due to their short-term nature.

Foreign Currency Translation and Foreign Currency Transactions and Accumulated Other Comprehensive Income (Loss)— The reporting currency for the Company’s operations is U.S. dollars. The Company translates the activities of its subsidiaries with functional currencies other than the U.S. dollar at the average exchange rate prevailing during the period. Gains and losses on foreign currency transactions are recognized as a component of other income (expense) in the consolidated statements of operations in the period in which they occur. Assets and liabilities denominated in foreign currencies are translated at the exchange rates prevailing at the balance sheet date. Translation adjustments resulting from these processes are recognized as a component of accumulated other comprehensive income (loss).

For the years ended December 31, 2012, 2011 and 2010, gains (losses) on intercompany foreign currency translations of $0.1 million, $(2.1) million and $(0.9) million, respectively, have been excluded from net income (loss) and reported as a component of accumulated other comprehensive income (loss) due to their long-term investment nature.

The Company recognizes applicable cumulative translation adjustments as a component of other operating income (loss) in the period in which a subsidiary is substantially liquidated or deconsolidated. For the years ended December 31, 2012 and 2010, the Company reclassed net loss of $12.7 million and net gains of $2.6 million into other income resulting from the deconsolidation of its International Subsidiaries and the substantial liquidation of certain subsidiaries, respectively. For the year ended December 31, 2011, there were no reclassifications of cumulative translation gains or losses resulting from the deconsolidation or liquidation of subsidiaries.

The Company had no accumulated other comprehensive income or (loss) as of December 31, 2012 due to the deconsolidation of the Company’s International Subsidiaries. As of December 31, 2011, the Company’s accumulated other comprehensive loss consisted of cumulative translation adjustments of $11.7 million.

Revenue Recognition— Since mid-2011, the Company has derived its operating revenue from IP licensing activities and fees earned from IP consulting services. The Company’s patent licensing agreements typically provide for the payment of a contractually determined upfront license fee representing all or a majority of the licensing revenues that will be paid in exchange for a nonexclusive, nontransferable, limited duration license to intellectual property rights owned or controlled by the Company. These agreements typically include (i) a non-exclusive license to make, sell, distribute, and use certain specified products that read on the Company’s patents

(“Licensed Activities”), (ii) a covenant not to enforce patent rights against the licensee based on the Licensed Activities, and (iii) the release of the licensee from certain claims.

Fees earned from IP consulting services are generally recognized as the services are performed.

The timing and amount of revenue recognized from patent licensing activities depends on the specific terms of each agreement and the nature of the deliverables and obligations. Agreements that are deemed to contain multiple elements are accounted for under ASC 605-20, Revenue Recognition – Multiple Element Arrangements. This guidance requires consideration to be allocated to each element of an agreement that has stand-alone value using the relative fair value method. The Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) all material obligations have been substantially performed pursuant to agreement terms or services have been rendered to the customer, (iii) amounts are fixed or determinable, and (iv) collectability is reasonably assured. As a result of the contractual terms of the Company’s patent license agreements and the unpredictable nature and frequency of licensing transactions, the Company’s revenue may fluctuate substantially from period to period.

Contract Settlements—With respect to disputed contracts related to the ground infrastructure for the Company’s MEO satellite system, the Company continued to record expenses according to its contractual obligation until such contract was terminated. Upon termination, and prior to settlement, the Company continued to accrue estimated late payment fees and interest expense, as applicable. Upon reaching settlement, whereby the other party’s claims were legally released, the Company extinguished its recorded liability, resulting in the recognition of a gain or loss on contract settlement. As of June 29, 2012, all unsettled contracts were eliminated as a result of the deconsolidation of the Company’s International Subsidiaries.

Stock-Based Compensation—The Company records stock-based compensation in accordance with ASC 718, Compensation–Stock Compensation (“ASC 718”). ASC 718 requires measurement of all stock-based payment awards based on the estimated fair value on the date of grant and the recognition of compensation cost over the requisite service period for awards expected to vest.

The Company records stock-based compensation on stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock awards issued to employees, directors, consultants and/or advisors. The fair value of stock options and stock appreciation rights is estimated on the date of grant using the Black-Scholes option pricing model (“Black-Scholes Model”) based on the single option award approach. The fair value of restricted stock awards and restricted stock units is determined based on the number of shares granted and either the quoted market price of the Company’s Class A common stock on the date of grant for time-based and performance-based awards, or the fair value on the date of grant using the Monte Carlo Simulation model (“Monte Carlo Simulation”) for market-based awards. The fair value of stock options, restricted stock awards and restricted stock units with service conditions are amortized to expense on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of stock appreciation rights, restricted stock awards and restricted stock units with performance conditions deemed probable of being achieved and cliff vesting is amortized to expense over the requisite service period using the straight-line method of expense recognition. The fair value of restricted stock awards and restricted stock units with performance and market conditions are amortized to expense over the requisite service period using the straight-line method of expense recognition. The fair value of stock-based payment awards as determined by the Black-Scholes Model and the Monte Carlo Simulation are affected by the Company’s stock price as well as other assumptions. These assumptions include, but are not limited to, the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. ASC 718 requires forfeitures to be estimated at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company accounts for the modification of the terms or conditions of a stock-based payment award as an exchange of the original award for a new award. Compensation expense for modified stock-based payment awards is equal to the fair value of the original award plus the incremental cost conveyed as a result of the modification expensed over the remaining life of the award.

Income Taxes—The Company accounts for income taxes using the asset and liability method under ASC 740, Income taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded when it is more likely than not that the assets will not be realized. The Company’s policy is to recognize interest and/or penalties related to unrecognized tax benefits as income tax expense. The Company accounts for its uncertain tax positions in accordance with ASC 740.

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

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except share and per share data):

	Year ended December 31,
	2012	2011	2010
Net income (loss) attributable to Pendrell	$40,084	$318,860	$(2,684)

Weighted average common shares outstanding	261,335,347	257,037,366	245,312,193
Less: weighted average unvested restricted stock awards	(4,380,344)	(3,276,408)	(1,832,171)

Shares used for computation of basic income (loss) per share	256,955,003	253,760,958	243,480,021
Add back: weighted average unvested restricted stock awards and units	4,977,877	3,276,408	—
Add back: dilutive stock options and stock appreciation rights	1,891,399	2,029,732	—

Shares used for computation of diluted income (loss) per share(1)	263,824,279	259,067,098	243,480,021

Basic income (loss) per share attributable to Pendrell	$0.16	$1.26	$(0.01)

Diluted income (loss) per share attributable to Pendrell	$0.15	$1.23	$(0.01)

(1)	Stock options, stock appreciation rights, restricted stock awards and units, and warrants totaling 26,593,976, 12,165,268 and 17,876,183 for the years ended December 31, 2012, 2011 and 2010, respectively, were excluded from the calculation of diluted income (loss) per share as their inclusion was anti-dilutive.

New Accounting Pronouncements— In May 2011, the Financial Accounting Standards Board (“FASB”) issued Update No. 2011-05, Comprehensive Income (“Update No. 2011-05”). Update No. 2011-05 requires in the presentation on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. Update No. 2011-05 is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued an amendment to the accounting guidance on the presentation of other comprehensive income which deferred the effective date for the provisions pertaining to reclassification adjustments. Early adoption is permitted. The adoption of this statement during the year ended December 31, 2012, did not have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2012, the FASB issued Update No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“Update No. 2012-02”) which allows entities to first use a qualitative approach to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. Update 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this statement during the year ended December 31, 2012, did not have a material impact on the Company’s financial position, results of operations or cash flows.

3. Acquisitions

Ovidian—In June 2011, the Company acquired all of the membership interests of Ovidian by paying $6.0 million in cash and issuing 3,000,000 shares of the Company’s Class A common stock to the former owners. Ovidian is a global IP advisory firm that assists Fortune 500 clients in managing risk by investing strategically in IP. A portion of the purchase price was placed in escrow and is being recognized as compensation expense from the date of acquisition through July 1, 2014, at a rate of $0.8 million per quarter beginning with the quarter ended September 30, 2011, subject to certain forfeiture provisions.

ContentGuard—In October 2011, the Company purchased 90.1% of the outstanding capital stock of ContentGuard Holdings Inc. (“ContentGuard”) for aggregate consideration of $90.1 million in cash. ContentGuard has been an inventor and developer of digital rights management patents and content distribution technologies that facilitate the creation of products and security solutions that guard against unauthorized duplication and use of digital content

Selected Financial Information—The Company’s consolidated financial statements for the year ended December 31, 2011 include the results of Ovidian and ContentGuard from their respective dates of acquisition through December 31, 2011 as follows (in thousands):

	Ovidian Group	ContentGuard
Revenue	$2,637	$—
General and administrative expenses	3,525	774
Amortization of intangibles	264	1,722
Net loss	(1,152)	(2,496)

Unaudited Pro Forma Combined Financial Information—For comparability purposes, the following table presents the Company’s unaudited pro forma revenue and earnings for the years ended December 31, 2011 and 2010 had the Ovidian and ContentGuard acquisitions occurred on January 1, 2010 (in thousands, except per share amounts):

	Year ended December 31,
	2011(1)	2010
Revenue	$4,656	$28,170
Net income	268,821	1,654
Net income attributable to Pendrell	289,872	1,144
Basic income per share attributable to Pendrell	1.06	n/a	(2)
Diluted income per share attributable to Pendrell	1.04	n/a	(2)

(1)

The Company’s historical results for the year ended December 31, 2011 include a $40.7 million income tax benefit, primarily related to the release of a portion of the Company’s deferred tax valuation allowance as a result of the establishment of deferred tax liabilities in connection with the ContentGuard acquisition. As this income tax benefit is non-recurring in nature and is directly related to the acquisition of ContentGuard, the Company has excluded it from its presentation of pro forma net income.
(2)	Amount calculated is less than one cent.

4. Asset Acquisitions and Divestitures

During the twelve months ended December 31, 2012, the Company expanded its patent holdings through the acquisition of additional patent portfolios covering wireless handset and infrastructure technologies, e-commerce, mobile applications, video delivery, security, and other technologies. With these acquisitions, the Company, through its subsidiaries, now holds more than 1,600 issued patents worldwide, with additional patent applications pending.

The Company has used, and may continue to use, different structures and forms of consideration for its acquisitions. The Company’s acquisitions have included acquisitions of shares of companies as well as direct purchases of assets. Acquisitions may be consummated through the use of cash, equity, seller financing, third party debt, earn-out obligations, revenue sharing, profit sharing, or some combination of these types of consideration. Consequently, the acquisition values reflected in the Company’s investing activities may represent lower amounts than would be reflected, for example, in a situation where cash alone was utilized in the acquisition.

While focusing on integrating and growing its IP business, the Company continued the divestiture of its satellite-related assets. In March 2011, the Company sold its interests in DBSD to DISH Network for $325 million and recognized a gain of approximately $301 million associated with the disposition. The final installment of $10 million, together with reimbursement of certain bankruptcy-related costs, was paid by DISH Network in March 2012, upon DBSD’s emergence from bankruptcy.

During the first quarter of 2012, the Company completed the sale of its real property in Brazil for approximately $5.6 million and sold its MEO Assets. On June 29, 2012, the Company transferred its International Subsidiaries to a liquidating trust (the “Liquidating Trust”). All of the property in Brazil, the MEO Assets and substantially all of the assets of the International Subsidiaries had been written off in prior years.

The disposal of the Company’s satellite assets and transfer of its International Subsidiaries to a Liquidating Trust resulted in the elimination of approximately $61.9 million in satellite-related liabilities, a one-time $48.7 million gain, and the triggering of tax losses of approximately $2.4 billion, subject to Internal Revenue Code loss recognition provisions, which the Company believes can be carried forward to offset taxable income for up to 20 years. The Company recognized approximately $2.1 billion of the tax loss and intends to recognize the remaining $0.3 billion upon the Liquidating Trust’s full disposal of the assets of the International Subsidiaries.

5. Intangible Assets

The Company has determined that purchased trade names for both Ovidian and ContentGuard have indefinite lives as the Company expects to generate cash flows related to these assets indefinitely. Consequently, the trade names are not amortized, but are reviewed for impairment at least annually in the fourth quarter, or more frequently if circumstances indicate the carrying values of the assets may exceed their fair values.

Intangible assets with finite useful lives consist of acquired patents, customer relationships and trade secrets which are amortized on a straight-line basis over the expected period of benefit which range from six to thirteen years. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company has determined that no impairments related to its intangible assets existed as of December 31, 2012 and 2011.

The following table presents the expected period of benefit of the Company’s intangible assets with finite useful lives:

Weighted Average Lives
Patents	10 years
Customer relationships	9 years
Trade secrets	12 years

The following table presents details of the Company’s intangible assets and related amortization (in thousands):

	December 31, 2012	December 31, 2011
Cost:
Patents	$137,513	$108,764
Customer relationships	6,615	6,615
Trade names	4,812	4,812
Trade secrets	1,940	1,940

Total cost	150,880	122,131

Accumulated amortization:
Patents	(14,149)	(1,648)
Customer relationships	(1,065)	(257)
Trade names	—	—
Trade secrets	(242)	(81)

Total accumulated amortization	(15,456)	(1,986)

Intangible assets, net	$135,424	$120,145

The Company did not dispose of any purchased intangible assets during the years ended December 31, 2012 and 2011.

The Company recorded amortization expense related to purchased intangible assets of $13.5 million and $2.0 million for the years ended December 31, 2012, and 2011, respectively, which is included in amortization of intangibles in the consolidated statements of operations. The Company did not own any intangibles prior to its acquisitions of Ovidian and ContentGuard and, therefore, did not incur any amortization expense during the year ended December 31, 2010.

The estimated future amortization expense of purchased intangible assets as of December 31, 2012 is as follows (in thousands):

Year ending December 31,	Amount
2013	$14,354
2014	14,354
2015	14,354
2016	14,354
2017	14,171
Thereafter	59,025

Total	$130,612

6. Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired in the Company’s acquisitions of Ovidian on June 17, 2011 and ContentGuard on October 31, 2011.

The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 are as follows (in thousands):

	December 31, 2012	December 31, 2011
Beginning balance	$22,093	$—
Acquisitions	—	22,093
Net adjustments to purchase price of ContentGuard	(884)	—

Ending balance	$21,209	$22,093

During the fourth quarter of 2012, the Company re-assessed the assumptions it utilized in estimating and assigning value to assumed tax liabilities in connection with the ContentGuard purchase price allocation. As new information utilized in estimating the tax liabilities arose within the measurement period for allocating ContentGuard’s purchase price, goodwill and other current liabilities were adjusted.

7. Commitments and Contingencies

Satellite System Operating Commitments— Certain subsidiaries of the Company had payment obligations under agreements related to the maintenance and storage of certain MEO satellite assets, all of which ended as of March 31, 2012. Additionally, other subsidiaries had payment obligations under agreements with third parties to support the telemetry, tracking and control system of F2, to manage a ground station in Brewster, Washington and to provide communication links to F2. Under these F2 operating agreements, certain subsidiaries were also obligated to pay recurring monthly fees for satellite support services. Effective April 1, 2012, all payment obligations under these contracts were assumed by the buyer of F2.

Lease and Operating Commitments— Prior to 2000, the International Subsidiaries entered into agreements, including capital leases, with certain vendors (“Gateway Operators”) that owned and operated a majority of the International Subsidiaries’ gateway sites for the MEO satellites. Under agreements with Gateway Operators, the International Subsidiaries were required to make payments to the Gateway Operators. Many of those payment obligations had not been fulfilled. During the six months ended June 30, 2012, the Company determined that the payment obligations to the Gateway Operators likely exceeded the value that could be extracted from the International Subsidiaries. As such, on June 29, 2012, the Company transferred the International Subsidiaries to the Liquidating Trust and eliminated the related liabilities from its books. The assets of the International Subsidiaries were substantially written off in prior years.

The Company leases office space accounted for as operating leases. Total rental expense included in general and administrative expenses in the Company’s consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 was as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Rent expense	$637	$859	$704

As of December 31, 2012, future minimum payments under the Company’s lease agreements were as follows (in thousands):

Operating leases
2013	$798
2014	703
2015	555
2016	538
2017	372
Thereafter	696

Total minimum payments	$3,662

Litigation—In the opinion of management, except for those matters described below and elsewhere in this report, to the extent so described, litigation, contingent liabilities and claims against the Company in the normal course of business are not expected to involve any judgments or settlements that would be material to the Company’s financial condition, results of operations or cash flows.

ZTE Enforcement Actions—On February 27, 2012, ContentGuard filed a patent infringement lawsuit against ZTE Corporation and ZTE (USA) Inc. (collectively “ZTE”) in the Eastern District of Virginia, in which ContentGuard alleged that the defendants have infringed and continue to infringe six of its patents by making, using, selling or offering for sale certain mobile communication and computing devices. The case was transferred to the federal court in the Southern District of California on May 18, 2012. ContentGuard requested a jury trial and is seeking injunctive relief, damages and pre-judgment and post-judgment interest. On February 12, 2013, ZTE filed petitions for inter partes review of the six asserted patents with the United States Patent and Trademark Office. The Company cannot anticipate the timing or outcome of either the lawsuit or the United States Patent and Trademark Office review, including possible appeals.

On November 19, 2012, ContentGuard Europe GmbH filed a patent infringement lawsuit against ZTE Corporation and ZTE Deutschland GmbH in Mannheim Regional Court, in which ContentGuard Europe GmbH alleged that the defendants have infringed and continue to infringe two of its patents by making, using, selling or offering for sale certain mobile communication and computing devices. The Company cannot anticipate the timing or outcome of this lawsuit.

J&J Arbitration—In March 2012, the Company asserted claims in arbitration in London against the J&J Group to recover approximately $2.7 million in costs that J&J Group was required to reimburse the Company pursuant to a MEO satellite asset purchase agreement that was signed in April 2011. In May 2012, J&J Group counterclaimed for breach of contract, seeking approximately $1.2 million, plus attorney fees and costs. The arbitration was held in September 2012, and judgment was awarded in November 2012, in favor of the Company. Due to the uncertainty of collection from the J&J Group, the Company has not recognized the gain associated with the judgment.

8. Stockholders’ Equity

Common Stock—The Company’s Articles of Incorporation authorizes two classes of common stock, Class A and Class B. The rights of the holders of shares of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Holders of shares of Class A common stock are entitled to one vote per share. Holders of shares of Class B common stock are entitled to ten votes per share. The Class B common stock is convertible at any time at the option of its holder into shares of Class A common stock. Each share of Class B common stock is convertible into one share of Class A common stock. Additionally, subject to certain exceptions, shares of Class B common stock will automatically convert into shares of Class A common stock if the shares of Class B common stock are sold or transferred. Class A common stock is not convertible.

Eagle River Satellite Holdings, LLC, the Company’s controlling stockholder, together with its affiliates Eagle River Investments, Eagle River, Inc. and Eagle River Partners, LLC held an economic interest of approximately 33.3% and a voting interest of approximately 65.2% in the Company as of December 31, 2012.

Treasury Stock—On November 14, 2012, the Company reincorporated from Delaware to Washington. Under Washington state law, treasury stock is not recognized. Accordingly, the Company reclassed all treasury stock to Class A common stock, Class B common stock, additional paid-in capital and accumulated deficit.

Stock Incentive Plan—On November 14, 2012, the Company’s stockholders approved the Pendrell Corporation 2012 Equity Incentive Plan (the “2012 Plan”). Effective upon the approval of the 2012 Plan, the Company’s 2000 Stock Incentive Plan, as amended and restated (the “2000 Plan”) was terminated. No additional awards will be granted under the 2000 Plan.

The purpose of the 2012 Plan is to assist the Company in securing and retaining the services of skilled employees, directors, consultants and/or advisors of the Company and to provide incentives for such individuals to exert maximum efforts toward the Company’s success. The 2012 Plan allows for the grant of stock options, stock appreciation rights, performance stock awards, performance cash awards, restricted stock awards, restricted stock unit awards and other stock awards (collectively, “Awards”) to employees, directors, consultants and/or advisors who provide services to the Company or its subsidiaries.

Under the 2012 Plan, the aggregate number of shares of Class A common stock that may be issued pursuant to Awards from and after the effective date of the 2012 Plan will not exceed, in the aggregate, the sum of 37,952,546 shares, plus any shares subject to outstanding stock awards granted under the 2000 Plan that (i) expire or terminate for any reason prior to exercise or settlement; (ii) are forfeited, cancelled or otherwise returned due to the failure to meet a condition required to vest such shares; or (iii) are reacquired, withheld or not issued to satisfy a tax withholding obligation in connection with an award.

Under the 2012 Plan, stock options generally vest and become exercisable over a four year period and generally expire 10 years after the date of grant or up to three months after termination of employment, whichever occurs earlier. As of December 31, 2012, 18,810,921 shares were reserved and remain available for grant under the 2012 Plan.

Stock-Based Compensation—The Company records stock-based compensation on Awards in accordance with ASC 718, which requires measurement of all stock-based payment awards based on the estimated fair value on the date of grant and recognition of compensation cost over the requisite service period for awards expected to vest. The Company estimates its forfeiture rate for Awards based on the Company’s historical rate of forfeitures due to terminations and expectations for forfeitures in the future. Effective July 1, 2011, the Company determined that DBSD was no longer a related corporation under the 2000 Plan. As a direct result of DBSD no longer being deemed a related corporation to the 2000 Plan, the Company decreased its estimated forfeiture rate from 40% to 5% during the third quarter of 2011.

Stock-based compensation expense included in the Company’s consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 was as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Stock Options	4,564	3,345	1,392
Restricted stock awards and units(1)(2)	4,033	2,024	402

Total stock-based compensation expense	$8,597	$5,369	$1,794

(1)

In August 2012, the Company’s Board of Directors approved a modification which added alternative vesting criteria required for 3,175,000 shares of restricted stock previously granted to 12 employees. As a result of the modification the Company recorded an additional $1.0 million of stock-based compensation expense for the year ended December 31, 2012, which represents the incremental fair value of the modified restricted stock.
(2)	Stock-based compensation expense for the year ended December 31, 2012, includes $0.6 million of expense related to 250,000 Class A common stock restricted stock awards that are required to be treated as a liability. As of December 31, 2012, $0.6 million was accrued for these awards.

At December 31, 2012, the balance of stock-based compensation cost to be expensed in future years related to unvested stock-based awards, as adjusted for expected forfeitures, is as follows (in thousands):

2013	$12,304
2014	7,465
2015	4,307
2016	1,627
2017 and thereafter	—

$25,703

The weighted average period over which the unearned stock-based compensation expense is expected to be recognized is approximately 3.1 years.

Stock Options and Stock Appreciation Rights—The Company has granted stock options and stock appreciation rights to employees, directors, consultants and/or advisors in connection with their service to the Company.

The weighted average fair value of stock options and stock appreciation rights granted during the years ended December 31, 2012, 2011 and 2010 was estimated using the Black-Scholes Model with the following assumptions:

	Year ended December 31,
	2012	2011	2010
Weighted average expected volatility	57%	83%	120%
Weighted average risk-free interest rate	1.1%	2.1%	2.8%
Expected dividend yield	0%	0%	0%
Weighted average expected term in years	6.2	6.3	6.3
Weighted average estimated fair value per option granted	$0.68	$1.80	$1.14

The assumptions used to calculate the fair value are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

In prior periods, the expected stock price volatility rate was based on the Company’s historical stock price. In the third quarter of 2011, the Company modified the expected stock price volatility rate to a blend of the Company’s historical stock price volatility and a peer historical volatility, which the Company believed was in line with its change in business direction and was more reflective of the Company’s expected future volatility at that time. In the third quarter of 2012, the Company again modified the expected stock price volatility rate to a rate based solely on the Company’s peer historical volatility. The change occurred simultaneous with the Company’s complete exit from its historical satellite business as a result of the divesture of its remaining MEO Assets and the deconsolidation of its International Subsidiaries on June 29, 2012. The Company is now focused solely on its IP investment, advisory and asset management business and has determined that a peer group only historical volatility rate is more representative of the Company’s business direction and expected future volatility.

The risk-free interest rate is based upon U.S. Treasury bond interest rates appropriate for the term of the Company’s employee stock options and stock appreciation rights. The expected dividend yield is based on the Company’s history and expectation of dividend payments. The expected term has been estimated using the simplified method which permit entities, under certain circumstances, to continue to use the simplified method in developing estimates of the expected term of “plain-vanilla” share options and stock appreciation rights.

In February 2010, the Company granted Benjamin G. Wolff, its Chief Executive Officer and President, options to purchase 2,000,000 shares of its Class A common stock in connection with Mr. Wolff’s appointment as the Company’s Chief Executive Officer.

During the period from January 1, 2011 through December 31, 2011, the Company granted options to certain employees to purchase 6,339,500 of its Class A common stock in connection with their continued or new employment with the Company. Additionally, the Company granted to those certain employees 2,000,000 stock appreciation rights, which will be triggered if and when the Company meets certain performance objectives.

During the period from January 1, 2012 through August 15, 2012, the Company granted options to certain employees and consultants to purchase 1,454,000 shares of its Class A common stock in connection with their continued or new employment with the Company. The options granted during January 1, 2012 through August 15, 2012 had a grant date fair value of $1.5 million.

On August 24, 2012, the Company granted options to certain employees and consultants to purchase an additional 13,966,875 shares of its Class A common stock under the 2012 Plan. The options granted on August 24, 2012 had a grant date fair value of $9.1 million. Additionally, on October 1, 2012, the Company granted options to its Board of Directors to purchase 300,000 shares of its Class A common stock. The options granted on October 1, 2012 had a grant date fair value of $0.2 million.

The Company’s stock option and stock appreciation rights activity for the years ended December 31, 2012, 2011 and 2010 is summarized as follows:

	Number of options	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value(1) (in thousands)
Outstanding at December 31, 2009	13,977,448	$4.18
Granted	2,840,000	1.30
Exercised	(47,500)	1.01
Forfeited	(2,065,875)	3.84

Outstanding at December 31, 2010	14,704,073	3.68
Granted	8,339,500	3.96
Exercised	(210,000)	1.08
Forfeited	(8,638,573)	4.74

Outstanding at December 31, 2011	14,195,000	3.23
Granted	15,750,875	1.27
Exercised	(597,875)	1.25
Forfeited	(862,625)	3.04

Outstanding at December 31, 2012	28,485,375	$2.19	8.64	$1,311

Exercisable at December 31, 2012	5,468,623	$2.76	6.30	$199

Vested and expected to vest, December 31, 2012	27,370,919	$2.20	8.62	$1,258

(1)	Aggregate intrinsic value represents total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of 2012 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their stock options and stock appreciation rights on the last business day of the fiscal year.

The intrinsic value of stock options exercised during the year ended December 31, 2012 was $0.7 million. The total fair value of options which vested during the years ended December 31, 2012, 2011 and 2010 was approximately $4.1 million, $1.5 million and $2.9 million, respectively.

The following table summarizes significant ranges of outstanding and exercisable stock options and stock appreciation rights as of December 31, 2012:

	Outstanding stock options and stock appreciation rights			Exercisable stock options and stock appreciation rights
Range of exercise prices	Number of options/SARs	Weighted average exercise price	Weighted average remaining life (in years)	Number of options/SARs	Weighted average exercise price
$0.00—$2.00	18,509,375	$1.23	9.18	1,860,000	$1.29
$2.01—$4.00	6,476,000	2.71	8.47	2,008,623	2.77
$4.01—$6.00	2,600,000	5.05	5.28	1,600,000	4.46
$6.01—$10.00	900,000	10.00	8.46	—	0.00

	28,485,375	$2.19	8.64	5,468,623	$2.76

Restricted Stock Awards—The Company has granted restricted stock awards to employees and consultants in connection with their service to the Company. The Company’s stock grants can be categorized as either service-based awards, performance-based awards, and/or market-based awards.

In February 2010, the Company granted 2,000,000 shares of its restricted Class A common stock to Mr. Wolff, of which 1,000,000 of the shares are service-based awards with restrictions which lapse in four equal annual installments. These service-based restricted stock awards had a fair value on the date of grant of $1.2 million and the compensation expense associated with these stock awards is being charged to expense over the requisite service period ending January 1, 2014. The other 1,000,000 restricted shares are performance-based restricted stock awards (“Performance Shares”) which had a fair value on the date of grant of $1.2 million. Compensation expense associated with the Performance Shares was charged to expense over the requisite service period upon determination of the probability of the conditions being met. During 2011, 500,000 of the Performance Shares vested as a result of the Company’s receipt of financing that enabled the Company to use some of its NOLs. On August 24, 2012, the Company’s Board of Directors determined, with the concurrence of Mr. Wolff, that the vesting conditions associated with the remaining 500,000 Performance Shares would not be satisfied. The vesting of the remaining Performance Shares was conditioned upon Board of Directors approval following resolution of the Company’s litigation with The Boeing Company (“Boeing”). The Board of Directors’ determination resulted in the cancellation of all the remaining 500,000 Performance Shares and resulted in the recapture of $0.4 million of previously expensed stock-based compensation.

During the period from January 1, 2011 through August 15, 2012, the Company granted 5,028,618 shares of its restricted Class A common stock to certain employees and new hires in connection with their employment with the Company. These grants contained performance, market, and/or service conditions to encourage the attainment of key performance targets, the retention of employees, and/or are dependent upon the Company’s average closing share price. For restricted stock with multiple conditions granted prior to August 24, 2012, generally 50% of the vesting was based on the Company’s financial performance and 50% of the vesting was based on the Company’s share price. If the targets are not achieved within seven years of the date of grant, the shares subject to the targets will be forfeited. The restricted stock granted during January 1, 2011 through August 15, 2012 had a grant date fair value of $13.7 million.

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

Further, on August 24, 2012, the Company granted an additional 4,655,625 shares of restricted stock to certain employees and consultants of which (i) 50% have time-based vesting conditions, 25% per year over four years, (ii) 25% vest upon the Company’s common stock achieving an average closing price of $2.00 for 60 consecutive calendar days, and (iii) 25% vest upon the Company’s common stock achieving an average closing price of $3.00 for 60 consecutive calendar days. The restricted stock granted on August 24, 2012 had a grant date fair value of $4.7 million and vests over requisite service periods ranging from 13 months to four years.

The Company’s restricted stock award activity for the years ended December 31, 2012, 2011 and 2010 is summarized as follows:

	Number of restricted stock awards	Weighted average grant date fair value
Unvested—December 31, 2009	147,753	$4.46
Granted	2,000,000	1.16
Vested	(103,512)	4.46
Forfeited	(35,473)	4.46

Unvested—December 31, 2010	2,008,768	1.17
Granted	3,382,574	2.56
Vested	(780,433)	1.23

Unvested—December 31, 2011	4,610,909	2.18
Granted	6,474,749	1.55
Vested	(559,783)	1.57
Forfeited	(717,500)	1.62

Unvested—December 31, 2012	9,808,375	$1.84

Warrants—In connection with the settlement of long-term debt in 2002, the Company issued warrants to purchase shares of the Company’s Class A common stock. Each warrant contained provisions for the adjustment of the exercise price and the number of shares issuable upon the exercise of the warrant in the event of certain dilutive transactions. During the fourth quarter of 2012, warrants to purchase a total of 3.2 million shares of the Company’s Class A common stock were exercised at a price of $0.01 per share. As of December 31, 2012, there were no additional warrants outstanding.

9. Gain on Deconsolidation of Subsidiaries

After the sale of the MEO Assets, the Company’s only remaining satellite-related assets were housed in the International Subsidiaries. Due to cumbersome corporate laws in the jurisdictions in which the International Subsidiaries are domiciled, the Company could not liquidate and dissolve the International Subsidiaries in a cost effective manner; nor could it merely abandon the entities. Accordingly, the Company determined that the most expeditious path to divestiture was a complete disposition of the International Subsidiaries into the Liquidating Trust.

As a result of the transfer of the International Subsidiaries to the Liquidating Trust, the Company no longer has control or significant influence over the operating decisions of the International Subsidiaries. In accordance with ASC 810, Consolidation (“ASC 810”), a parent shall deconsolidate a subsidiary as of the date the parent ceases to have a controlling interest in the subsidiary. Upon transfer of the International Subsidiaries to the Liquidating Trust, control now rests with the Trustee rather than the Company. Although the Company no longer has control of the International Subsidiaries, it remains a creditor in the same manner as other third party creditors due to significant loans made to those entities. Accordingly, the Company further evaluated the consolidation rules that apply to variable interest entities (“VIE”) under ASC 810, and determined that since (i) the Company does not have the power to direct the activities of the Liquidating Trust in a manner to impact its economic performance and (ii) the Company is not the primary beneficiary of the Liquidating Trust, the Liquidating Trust does not meet the consolidation requirements of a VIE. Accordingly, due to the Company’s loss of control, it has deconsolidated the International Subsidiaries from its consolidated financial operating results effective June 29, 2012.

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

The following table summarizes the International Subsidiaries obligations, excluding $10.0 million for liabilities related to uncertain tax positions, prior to the transfer to the Liquidating Trust on June 29, 2012 (in thousands):

	June 29, 2012	December 31, 2011
Accrued expenses	$6,568	$6,519
Accrued interest	30,474	28,092
Capital lease obligations	14,881	14,896

	$51,923	$49,507

10. Gain on settlement of Boeing Litigation

The Company was in litigation with Boeing, arising out of agreements with Boeing for the development and launch of its MEO satellites and related launch vehicles. In February 2009, the trial court entered judgment in the Company’s favor for approximately $603.2 million.

On April 13, 2012, the California Court of Appeal overturned the judgment. The reversal was the culmination of a three year Court of Appeal process. The Court of Appeal also ordered the Company to reimburse Boeing for its appellate costs, including the cost of an appellate bond, which would have been material.

On June 25, 2012, the Company settled its litigation against Boeing. As part of the settlement, the Company agreed to withdraw its petition for review to the California Supreme Court in exchange for a $10.0 million payment from Boeing and Boeing’s waiver of its right to appellate costs. The settlement agreement and mutual release (the “Settlement Agreement”) between the Company and Boeing fully releases and discharges any and all claims between Boeing and the Company. As a result of the Settlement Agreement, the Company recorded a gain on litigation settlement of $10.0 million during the year ended December 31, 2012.

11. Income Taxes

The components of the Company’s consolidated income (loss) before income taxes for the years ended December 31, 2012, 2011 and 2010 consist of the following (in thousands):

	Year ended December 31,
	2012	2011	2010
Income (loss) before income taxes:
United States	$34,005	$276,023	$(13,043)
Foreign	4,978	(362)	9,572

	$38,983	$275,661	$(3,471)

The Company’s income tax expense (benefit) for the years ended December 31, 2012, 2011 and 2010 consists of the following (in thousands):

	Year ended December 31,
	2012	2011	2010
United States—deferred	$—	$(40,684)	$—
Foreign—current	(1,034)	(2,241)	(787)

	$(1,034)	$(42,925)	$(787)

The United States-deferred income tax benefit for the year ended December 31, 2011 was a result of the Company’s acquisition of ContentGuard in a stock purchase transaction. For tax purposes the assets and liabilities of ContentGuard retain their historical basis and are not adjusted for purchase accounting. As a result, the intangible assets and related goodwill recorded as a result of the acquisition have no tax basis and, therefore, no corresponding deduction in future tax returns. Pursuant to ASC 740, the Company established a deferred tax liability associated with these non-tax deductible assets, excluding goodwill. As a result of recording the deferred tax liabilities of ContentGuard, the Company has determined that a portion of its deferred tax valuation allowance can be reduced. ASC 740 permits the utilization of scheduled reversals of deferred tax liabilities as a source of taxable income to support the realization of deferred tax assets, thereby allowing for the release of a portion of the Company’s deferred tax valuation allowance. Accordingly, the Company’s income tax benefit for the year ended December 31, 2011 includes $40.7 million related to the release of a portion of its valuation allowance.

The foreign-current income tax benefits recorded for the years ended December 31, 2012, 2011 and 2010 were primarily due to expiration of the statute of limitations associated with previously recorded uncertain tax positions, including interest and penalties.

A reconciliation of the federal statutory income tax rate of 34% to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2012	2011	2010
Statutory tax rate	34.00%	34.00%	(34.00)%
Foreign tax benefit	2.41	(0.84)	(621.48)
Liquidation and deconsolidation of subsidiaries	(52.91)	—	(79.06)
Change in valuation allowance	(28.71)	(50.33)	708.50
Imputed interest	0.18	—	4.58
Expiration of NOLs	0.78	—	—
Change in state rate	40.89	—	—
Other	0.71	1.60	(1.21)

Effective tax rate	(2.65)%	(15.57)%	(22.67)%

The significant components of the Company’s net deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2012	December 31, 2011
Deferred tax assets:
Net operating and capital losses	$832,976	$13,971
Basis difference in Liquidating Trust	93,946	—
Impaired assets/basis differences	—	775,667
Capitalized costs	—	167,421
Accrued expenses and other	7,897	19,687

Total deferred tax assets	934,819	976,746
Valuation allowance	(900,093)	(908,092)

Net deferred tax assets	$34,726	$68,654

Deferred tax liabilities:
Intangibles	$(36,214)	$(43,195)
Investment in DBSD	—	(27,050)

Total deferred tax liabilities	$(36,214)	$(70,245)

Net deferred tax liabilities	$(1,488)	$(1,591)

The December 31, 2011 amounts in the above table have been restated by decreasing the total deferred tax assets (“DTAs”) from the $1.1 billion previously reported to $1.0 billion, decreasing the valuation allowance from the $1.0 billion previously reported to $0.9 billion, and increasing the total deferred tax liabilities (“DTLs”) from $64.4 million previously reported to $70.2 million. During year ended December 31, 2012, the Company disposed of substantially all of its satellite related assets either to unrelated parties or via transfer into the Liquidating Trust. In the process of validating the historical basis of the assets related to the disposition, the Company identified that approximately $0.1 billion of unsubstantiated DTAs and DTLs were previously included in its deferred taxes (specifically certain net operating losses (“NOLs”) and capital losses, impaired assets/basis differences, accrued expenses and other and investment in DBSD). However, the net deferred tax liability as reported at December 31, 2011 did not change as these DTAs were subject to a full valuation allowance. The restatement had no impact on the Company’s financial position, results of operations or cash flows.

For all years presented, the Company has considered all available evidence, both positive and negative, and ongoing prudent and feasible tax planning strategies to determine that, based on the weight of that evidence, a valuation allowance is needed to reduce the value of its deferred tax assets to an amount that is more likely than not to be realized.

At December 31, 2012, the Company had NOLs of approximately $2.4 billion: $2.1 billion are immediately available and begin to expire in 2025 and $0.3 billion are related to the International Subsidiaries and are expected to be available five years following the disposition of the subsidiaries by the Liquidating Trust. The NOLs could be subject to limitation under Section 382 if future stock offerings or equity transactions give rise to an ownership change as defined for purposes of Section 382. As of December 31, 2012, the Company also had California NOLs of $1.8 billion which begin to expire in 2013. As discussed below, the Board of Directors adopted a Tax Benefits Preservation Plan designed to preserve stockholder value and the value of certain tax assets primarily associated with NOLs under Section 382.

On May 15, 2009, the Company ceased to have control of DBSD and accordingly, the Company deconsolidated DBSD as of that date. Under ASC 810, when control of a subsidiary is lost, the parent derecognizes all of the assets and liabilities of the subsidiary, including deferred tax assets and liabilities.

For U.S. federal tax purposes, the Company and DBSD continued to be treated as an affiliated group of companies subject to consolidation until the plan of reorganization was consummated and DBSD emerged from Chapter 11 bankruptcy proceedings on March 9, 2012. Subsequent to emergence from bankruptcy proceedings, DISH Network and the Company made a joint election to treat the DISH Network acquisition of DBSD as an asset acquisition under §338(h)(10) of the Internal Revenue Code. The Company will recognize additional operating losses as a result of this election. Whether or not the acquisition qualifies for §338(h)(10) treatment is uncertain, therefore the Company has not recorded the additional net operating losses that may arise as a result of this election in the its deferred tax assets at December 31, 2012.

As of December 31, 2012, the Company has an unrealized tax benefit of $19.5 million, with no accrued interest and penalties. As of December 31, 2011, the Company’s liability for uncertain tax positions was $9.9 million, including $5.2 million in penalties and interest. During the years ended December 31, 2012, 2011 and 2010, the Company recorded penalties and interest within its income tax benefit of $0.8 million, $1.2 million and $0.6 million, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2012	2011	2010
Beginning of period	$4,686	$5,917	$5,909
Additions based on tax positions related to current year	19,452	—	—
Additions for tax positions related to prior years	144	503	768
Reduction for tax positions of prior years	(4,830)	—	—
Reductions for expiration of statute of limitations	—	(1,734)	(760)

End of period	$19,452	$4,686	$5,917

As of December 31, 2012, the Company had $19.5 million of tax contingencies which, if fully recognized, would decrease the Company’s effective tax rate. The Company estimates a reduction in its unrecognized tax benefits of approximately $14.3 million to occur within the next twelve months due to resolution of determinations by taxing authorities.

The Company and its subsidiaries file U.S. federal income tax returns and tax returns in various state and foreign jurisdictions. The Company is also open to examination for the years ended 2000 and forward with respect to NOLs generated and carried forward from those years. The Company is open to examination by foreign jurisdictions for tax years 2011 forward.

Tax Benefits Preservation Plan— Effective January 29, 2010, the Board of Directors adopted the Tax Benefits Preservation Plan to help the Company preserve its ability to utilize fully its NOLs, to preserve potential future NOLs, and to thereby reduce potential future federal income tax obligations. Under the Internal Revenue Code and related Treasury Regulations, the Company may “carry forward” these NOLs in certain circumstances to offset current and future income and thus reduce its federal income tax liability, subject to certain restrictions. To the extent that the NOLs do not otherwise become limited, the Company believes that it will be able to carry forward a significant amount of NOLs, and therefore the NOLs could be a substantial asset for the Company. However, if the Company experiences an “ownership change,” as defined in Section 382 of the Internal Revenue Code, the timing of usage and its ability to use the NOLs could be significantly limited.

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

12. Employee Benefits

The Company provides its eligible employees with medical and dental benefits, insurance arrangements to cover death in service, long-term disability and personal accident, as well as a defined contribution retirement plan. Expense related to contributions by the Company under the defined contribution retirement plan included in general and administrative expenses in the Company’s consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 was as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Defined contribution expenses	$242	$94	$94

13. Related Parties

The Company considers its related parties to be its principal shareholders and their affiliates, as well as DBSD up to the sale of DBSD which occurred in March 2011.

Eagle River Satellite Holdings, LLC (“ERSH”), Eagle River Investments, Eagle River, Inc. and Eagle River Partners, LLC (“ERP”)—ERSH is the Company’s controlling stockholder. ERSH, together with its affiliates Eagle River Investments, Eagle River, Inc. and ERP (collectively, “Eagle River”) holds an economic interest of approximately 33.3% of the Company’s outstanding common stock and a voting interest of approximately 65.2% in the Company as of December 31, 2012. On November 26, 2012, Eagle River Investments exercised warrants to purchase three million shares of the Company’s Class A common stock at an exercise price of $0.01 per share.

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

Effective December 15, 2010, the Company subleased from Eagle River, Inc. the office space for the Company’s headquarters in Kirkland, Washington. The sublease was a pass-through agreement, pursuant to which the Company paid rent to Eagle River, Inc. and reimbursed costs and expenses to Eagle River, Inc. that Eagle River, Inc. paid to its third-party landlord. The sublease expired contemporaneously with the expiration of the underlying prime lease in July 2012. Total payments made to Eagle River, Inc. under this agreement during the year ended December 31, 2012 and 2011 totaled $0.2 million and $0.3 million, respectively. Additionally, the Company paid $0.1 million to Eagle River, Inc. for the purchase of certain office furniture and equipment in the sub-leased space in 2011. No payments were made under these agreements in the year ended December 31, 2010.

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

Effective July 5, 2011, the Company hired Robert G. Mechaley, Jr. to serve as the Company’s Chief Scientist. Mr. Mechaley was previously a vice president of Eagle River, Inc., a position from which he resigned prior to engagement by the Company. Mr. Mechaley no longer receives compensation from Eagle River.

Davis Wright Tremaine—Mr. Wolff is the spouse of a former partner at the law firm Davis Wright Tremaine LLP (“DWT”), which provides the Company with ongoing legal services. Total payments made to DWT for the years ended December 31, 2012, 2011 and 2010 were $0.2 million, $0.3 million and $0.1 million, respectively.

14. Quarterly Financial Data (Unaudited)

The following table contains selected unaudited statement of operations information for each quarter of the years ended December 31, 2012 and 2011. The quarterly financial data reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Unaudited quarterly results were as follows (in thousands, except per share data):

	Three months ended
	March 31,		June 30,		September 30,		December 31,
	2012	2011	2012	2011	2012	2011	2012	2011
Revenue	$3,699	$—	$20,793	$195	$1,023	$1,083	$8,260	$1,359
Net income (loss)	(2,518)	301,193	63,166	(2,218)	(12,529)	(8,179)	(8,102)	27,790
Net income (loss) attributable to Pendrell	(1,837)	301,193	62,173	(2,218)	(12,149)	(8,179)	(8,103)	28,064
Basic income (loss) per share attributable to Pendrell	$(0.01)	$1.20	$0.24	$(0.01)	$(0.05)	$(0.03)	$(0.03)	$0.11
Diluted income (loss) per share attributable to Pendrell	$(0.01)	$1.18	$0.24	$(0.01)	$(0.05)	$(0.03)	$(0.03)	$0.11

15. Subsequent Events

On February 21, 2013, the Company acquired approximately sixty-eight percent of Provitro Biosciences LLC (“Provitro”), a Washington State-based company that is a world leader in commercial-scale plant propagation methods.

Provitro has developed a micro-propagation method that may address the growing demand for renewable, sustainable plant production on a mass scale without genetic modification. Markets for this process may include the pulp, paper, energy, food, textile and nursery markets. The Company’s acquisition of Provitro reflects its focus on identifying and commercializing unique, foundational technology that has the potential to deliver value to its shareholders.

The transaction did not have a material impact on the Company’s financial position, results of operations or cash flows. The assets and liabilities of Provitro will be measured at fair value as of the acquisition date and will be included in the Company’s consolidated balance sheet at March 31, 2013.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures as of December 31, 2012, as such terms are defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and have concluded that these disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e)) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Our internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in “Item 9A—Controls and Procedures” within this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Pendrell Corporation and Subsidiaries

Kirkland, Washington

We have audited the internal control over financial reporting of Pendrell Corporation and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated March 8, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

March 8, 2013

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

(a) The information regarding our directors required by this item is incorporated by reference to the section entitled “Election of Directors” in our Proxy Statement for our 2013 Annual Meeting of Shareholders.

(b) The information regarding our executive officers required by this item is incorporated by reference to the section entitled “Executive Officers” in our Proxy Statement for our 2013 Annual Meeting of Shareholders.

(c) The information regarding our Code of Ethics required by this item is incorporated by reference to the section entitled “Election of Directors—Corporate Governance” in our Proxy Statement for our 2013 Annual Meeting of Shareholders.

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference to the section entitled “Executive Compensation” in our Proxy Statement for our 2013 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our Proxy Statement for our 2013 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Independence of the Board of Directors” in our Proxy Statement for our 2013 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the section entitled “Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement for our 2013 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report

(1)	Consolidated financial statements

The following consolidated financial statements are included in Part II, Item 8 of this report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2012 and 2011

•	Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Changes in Stockholders’ Equity (Deficiency in Assets) for the years ended December 31, 2012, 2011 and 2010

•	Notes to Consolidated Financial Statements

(2)	Financial statement schedules

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

PENDRELL CORPORATION
(Registrant)

Date: March 8, 2013	By:	/s/ BENJAMIN G. WOLFF
Benjamin G. Wolff Chief Executive Officer and President (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Benjamin G. Wolff, Thomas J. Neary and Robert S. Jaffe, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on March 8, 2013:

Signature	Title	Date
/S/ BENJAMIN G. WOLFF Benjamin G. Wolff	Chief Executive Officer and President (Principal Executive Officer)	March 8, 2013

/S/ THOMAS J. NEARY Thomas J. Neary	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2013

/S/ RICHARD P. EMERSON Richard P. Emerson	Director	March 8, 2013

/S/ RICHARD P. FOX Richard P. Fox	Director	March 8, 2013

/S/ NICOLAS KAUSER Nicolas Kauser	Director	March 8, 2013

/S/ CRAIG O. MCCAW Craig O. McCaw	Chairman of the Board of Directors	March 8, 2013

Signature	Title	Date
/S/ R. GERARD SALEMME R. Gerard Salemme	Director	March 8, 2013

/S/ STUART M. SLOAN Stuart M. Sloan	Director	March 8, 2013

/S/ H. BRIAN THOMPSON H. Brian Thompson	Director	March 8, 2013

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	SEC File No.	Original Exhibit No.	Filing Date

2.1	Agreement and Plan of Merger dated November 14, 2012 between Pendrell Corporation, a Delaware corporation and Pendrell Washington Corporation, a Washington corporation	8-K	001-33008	2.1	11/15/12

3.1	Articles of Incorporation of Pendrell Corporation, a Washington corporation	8-K	001-33008	3.1	11/15/12

3.2	Bylaws of Pendrell Corporation, a Washington corporation	8-K	001-33008	3.2	11/15/12

4.1	Tax Benefits Preservation Plan dated as of January 29, 2010, by and between ICO Global Communications (Holdings) Limited and BNY Mellon Shareowner Services, as Rights Agent	8-K	001-33008	4.1	02/01/10

4.2	Subscription Form and Form of Rights Certificate	8-K	001-33008	4.19	02/18/10

10.1	Form of Director and Executive Officer Indemnification Agreement of Pendrell Corporation, a Washington corporation	8-K	001-33008	10.1	11/15/12

10.2	Indemnification Agreement, dated August 11, 2000, between ICO-Teledesic Global Limited and Eagle River Investments, LLC	10-12G	000-52006	10.14	05/15/06

10.3	Indemnification Agreement, dated July 26, 2000, among ICO-Teledesic Global Limited, CDR-Satco, L.L.C., Clayton, Dubilier & Rice, Inc. and The Clayton, Dubilier & Rice Fund VI Limited Partnership	10-12G	000-52006	10.15	05/15/06

10.4	Indemnification Agreement, dated July 17, 2000, between ICO-Teledesic Global Limited and Cascade Investment, LLC	10-12G	000-52006	10.16	05/15/06

10.5*	ICO Global Communications (Holdings) Limited 2000 Stock Incentive Plan, As Amended and Restated effective June 15, 2007	10-Q	001-33008	10.20.1	08/14/07

10.6*	Form of Class A Common Stock Option Agreement under 2000 Stock Incentive Plan	10-12G	000-52006	10.21	05/15/06

10.7*	Form of Restricted Stock Agreement under 2000 Stock Incentive Plan	10-12G	000-52006	10.23	05/15/06

Exhibit No.	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	SEC File No.	Original Exhibit No.	Filing Date

10.8*	Pendrell Corporation 2012 Equity Incentive Plan	8-K	001-33008	10.1	08/28/12

10.9*	Form of Stock Option Agreement under 2012 Equity Incentive Plan					X

10.10*	Form of Restricted Stock Unit Agreement under 2012 Equity Incentive Plan					X

10.11*	Board Compensation Policy, effective January 1, 2013					X

10.12	Form of Securities Purchase Agreement	8-K	001-33008	10.1	06/06/08

10.13*	Employment Letter Agreement with Joseph Siino dated June 17, 2011	8-K	001-33008	10.1	06/22/11

10.14*	Amended and Restated Employment Letter Agreement with Benjamin G. Wolff dated July 1, 2011	8-K	001-33008	10.4	07/08/11

10.15*	Amended and Restated Employment Letter Agreement with R. Gerard Salemme dated July 1, 2011	8-K	001-33008	10.5	07/08/11

10.16*	Employment Letter Agreement with Robert S. Jaffe dated June 7, 2012	8-K	001-33008	10.1	06/14/12

10.17*	Employment Letter Agreement with Tim Dozois dated July 1, 2011	8-K	001-33008	10.3	07/08/11

10.18*	Employment Letter Agreement with Thomas J. Neary dated July 18, 2011	8-K	001-33008	10.1	07/27/11

10.19	Amended and Restated Investment Agreement, dated as of February 24, 2011, between DBSD North America, Inc. and DISH Network Corporation	8-K	001-33008	10.1	03/17/11

10.20	Implementation Agreement, dated as of March 15, 2011, between ICO Global Communications (Holdings) Limited and DISH Network Corporation	8-K	001-33008	10.2	03/17/11

10.21	Restructuring Support Agreement, dated as of March 15, 2011, between ICO Global Communications (Holdings) Limited and DISH Network Corporation	8-K	001-33008	10.3	03/17/11

10.22	Stock Purchase Agreement among Microsoft Corporation, Technicolor USA, Inc., Time Warner ContentGuard Holdings, Inc., ContentGuard Holdings, Inc., Pendrell Technologies LLC and Pendrell Corporation dated September 28, 2011	8-K	001-33008	10.1	10/31/11

21.1	List of Subsidiaries					X

Exhibit No.	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	SEC File No.	Original Exhibit No.	Filing Date

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a)					X

31.2	Certification of the principal financial and accounting officer required by Rule 13a-14(a) or Rule 15d-14(a)					X

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350)					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

*	Management contract or compensatory plan or arrangement.