Form 10-Q
period 2013-03-31
Pendrell Corp
filed 2013-05-03
CIK 1359555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of April 26, 2013, the registrant had 211,786,574 shares of Class A common stock and 53,660,000 shares of Class B convertible common stock outstanding.

PENDRELL CORPORATION

FORM 10-Q

For the three months ended March 31, 2013

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Pendrell Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$210,070	$213,753
Accounts receivable, net of allowance for doubtful accounts of $0 in both periods	5,279	8,471
Other receivables – net of reserve $2,750 in both periods	36	856
Prepaid expenses and other current assets	2,056	689

Total current assets	217,441	223,769
Property in service – net of accumulated depreciation of $554 and $464, respectively	3,940	946
Other assets	67	67
Intangible assets – net of accumulated amortization of $19,120 and $15,456, respectively	150,585	135,424
Goodwill	22,842	21,209

Total	$394,875	$381,415

LIABILITIES, STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST
Current liabilities:
Accounts payable	$619	$285
Accrued expenses	11,846	2,382
Other liabilities	2,558	647

Total current liabilities	15,023	3,314
Deferred tax liability	1,488	1,488
Other non-current liabilities	4,621	753

Total liabilities	21,132	5,555

Commitments and contingencies (Note 7)
Stockholders’ equity and noncontrolling interest:
Preferred stock, $0.01 par value, 75,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.01 par value, 900,000,000 shares authorized, 269,476,630 and 269,450,966 shares issued, and 211,707,738 and 211,682,074 shares outstanding	2,118	2,118
Class B convertible common stock, $0.01 par value, 150,000,000 shares authorized, 84,663,382 shares issued and 53,660,000 shares outstanding	537	537
Additional paid-in capital	1,932,912	1,929,526
Accumulated deficit	(1,576,373)	(1,563,999)

Total Pendrell stockholders’ equity	359,194	368,182

Noncontrolling interest	14,549	7,678

Total stockholders’ equity and noncontrolling interest	373,743	375,860

Total	$394,875	$381,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data, unaudited)

	Three months ended March 31,
	2013	2012
Revenue	$10,992	$3,699
Operating expenses:
Patent administration, litigation and related costs	9,501	1,563
General and administrative	7,378	7,020
Stock-based compensation	3,470	1,338
Amortization of intangible assets	3,696	2,714

Total operating expenses	24,045	12,635

Operating loss	(13,053)	(8,936)
Interest income	43	61
Interest expense	—	(1,250)
Gain associated with disposition of assets	—	5,645
Other income (expense)	(30)	1,249

Loss before income taxes	(13,040)	(3,231)
Income tax benefit	—	713

Net loss	(13,040)	(2,518)
Net loss attributable to noncontrolling interest	(674)	(681)

Net loss attributable to Pendrell	$(12,366)	$(1,837)

Basic and Diluted loss per share attributable to Pendrell	$(0.05)	$(0.01)

Weighted average shares outstanding used to compute basic and diluted loss per share	260,542,267	256,122,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, unaudited)

	Three months ended March 31,
	2013	2012
Net loss	$(13,040)	$(2,518)
Other comprehensive loss:
Cumulative translation adjustments	—	(2,183)

Comprehensive loss	(13,040)	(4,701)
Comprehensive loss attributable to noncontrolling interest	674	681

Comprehensive loss attributable to Pendrell	$(12,366)	$(4,020)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands, except share data, unaudited)

	Three months ended March 31,
	2013	2012
Operating activities:
Net loss including noncontrolling interest	$(13,040)	$(2,518)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	3,470	1,338
Amortization of prepaid compensation from Ovidian acquisition	691	754
Amortization of intangibles	3,696	2,714
Depreciation	91	52
Unrealized foreign exchange (gains) losses	13	(218)
Non-cash cost of patents monetized	187	—
Gain associated with disposition of assets	—	(5,645)
Other	30	—
Other changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	3,251	(2,641)
Prepaid expenses and other current/non-current assets	240	(16)
Accounts payable	44	(24)
Accrued interest payable	—	951
Other accrued expenses	8,941	(5,383)

Net cash provided by (used in) operating activities	7,614	(10,636)

Investing activities:
Purchases of property and intangible assets	(2,016)	(27,273)
Proceeds associated with disposition of assets	—	15,645
Acquisition of Provitro, net of cash acquired	(9,204)	—

Net cash used in investing activities	(11,220)	(11,628)

Financing activities:
Proceeds from exercise of stock options	48	718
Payment of withholding taxes from stock awards	(125)	(220)

Net cash provided by (used in) financing activities	(77)	498

Effect of foreign exchange rate changes on cash	—	10

Net decrease in cash and cash equivalents	(3,683)	(21,756)
Cash and cash equivalents – beginning of period	213,753	230,377

Cash and cash equivalents – end of period	$210,070	$208,621

Supplemental disclosures:
Income taxes paid	$—	$2,156
Income taxes received	745	—
Supplemental disclosures of non-cash investing and financing activities:
Accrued obligations for purchases of property and intangible assets	5,573	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Nature of Business

These condensed consolidated financial statements include the accounts of Pendrell Corporation (“Pendrell”) and its consolidated subsidiaries (collectively referred to as the “Company”). Pendrell creates, acquires, manages, commercializes and monetizes intellectual property (“IP”). Specifically, the Company pursues opportunities to identify and commercialize unique, foundational innovations that have the potential to address technology challenges facing large, global markets. The Company also advises its clients on various IP strategies and transactions through its advisory subsidiary.

2. Basis of Presentation

Interim Financial Statements—The financial information included in the accompanying condensed consolidated financial statements is unaudited and includes all adjustments, consisting of normal recurring adjustments and accruals, considered necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures have been condensed or omitted. The financial information as of December 31, 2012 is derived from the Company’s audited consolidated financial statements and notes included in Item 8 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (“2012 Form 10-K”), filed with the U.S. Securities and Exchange Commission on March 8, 2013. The financial information included in this quarterly report should be read in conjunction with management’s discussion and analysis of financial condition and results of operations and the consolidated financial statements and notes included in the 2012 Form 10-K. Operating results and cash flows for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013 or any other interim period.

Principles of Consolidation—The consolidated financial statements of the Company include the assets and liabilities of its wholly-owned subsidiaries and subsidiaries it controls or in which it has a controlling financial interest. Noncontrolling interests on the consolidated balance sheets include third-party investments in entities that the Company consolidates, but does not wholly own. Noncontrolling interests are classified as part of equity and the Company allocates net income (loss), other comprehensive income (loss) and other equity transactions to its noncontrolling interests in accordance with their applicable ownership percentages. All intercompany transactions and balances have been eliminated in consolidation. All information in these financial statements is in U.S. dollars.

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

Updates to Accounting Policies—Except as outlined below, there have been no material changes or updates in the Company’s existing accounting policies from the disclosures included in its 2012 Form 10-K.

Revenue Recognition—The Company derives its operating revenue from IP monetization activities, including patent licensing and patent sales, and from IP consulting services.

The Company’s patent licensing agreements typically provide for the payment of contractually determined upfront license fees representing all or a majority of the revenue that will be generated from such agreements for nonexclusive, nontransferable, limited duration licenses. These agreements typically grant (i) a non-exclusive license to make, sell, distribute, and use certain specified products that read on the Company’s patents (“Licensed Activities”), (ii) a covenant not to enforce patent rights against the licensee based on the Licensed Activities, and (iii) the release of the licensee from certain claims.

The Company sells patents from its portfolios from time to time. These sales are part of the Company’s ongoing operations. Consequently, the related proceeds are recorded as revenue. The Company recognizes the revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) amounts are fixed or determinable, and (iv) collectability is reasonably assured.

Fees earned from IP consulting services are generally recognized as the services are performed.

The timing and amount of revenue recognized from IP monetization activities depend on the specific terms of each agreement and the nature of the deliverables and obligations. Agreements that are deemed to contain multiple elements are accounted for under ASC 605-20, Revenue Recognition – Multiple Element Arrangements. This guidance requires consideration to be allocated to each element of an agreement that has stand-alone value using the relative fair value method. The Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) all material obligations have been substantially performed pursuant to agreement terms or services have been rendered to the customer, (iii) amounts are fixed or determinable, and (iv) collectability is reasonably assured. As a result of the contractual terms of the Company’s patent monetization agreements and the unpredictable nature, form and frequency of monetizing transactions, the Company’s revenue may fluctuate substantially from period to period.

Patent administration, litigation and related costs—Patent administration, litigation and related costs are comprised of patent-related maintenance, prosecution, and enforcement costs incurred to maintain the Company’s patents. In periods where there is licensing revenue, these costs include costs associated with generating such licensing revenue. Similarly, in periods where patent sales occur, these costs include the remaining net book value and other related costs associated with the sold patents.

Research and Development—The Company incurs costs associated with research and development activities and expenses the costs in the period incurred. Research and development expenses during the period were immaterial and are included in general and administrative expenses.

New Accounting Pronouncements—In February 2013, the FASB issued Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“Update No. 2013-02”). Update 2013-02 improves the transparency of reporting reclassifications out of accumulated other comprehensive income (loss) and requires the effects of gains and losses that are reclassified out of accumulated other comprehensive income (loss) into net income (loss) of significant amounts to be presented (either on the face of the statement where net income is presented or in the notes) and a cross-reference to other disclosures currently required under GAAP for other reclassification items. Update No. 2013-02 is effective for reporting periods beginning after December 15, 2012. The adoption of this statement during the three months ended March 31, 2013, did not have a material impact on the Company’s financial position, results of operations or cash flows.

3. Business Combinations

On February 21, 2013, the Company acquired 68.75% of Provitro Biosciences LLC (“Provitro”), a Washington state-based company that has developed commercial-scale plant micro-propagation technology. The Company’s acquisition of Provitro reflects its focus on identifying and commercializing unique, foundational technologies that have the potential to address challenges facing large, global markets. Management is developing its strategy to commercialize the Provitro™ technology.

The activities of Provitro from the acquisition date though March 31, 2013, have been included in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2013.

Acquisition-related costs, including advisory, legal, accounting, valuation and other costs associated with the acquisition of Provitro of approximately $0.4 million, are included in general and administrative expenses.

The following table summarizes the allocation of the $16.6 million cash paid to the fair values of the assets acquired and liabilities assumed on February 21, 2013 (in thousands):

Tangible assets acquired and liabilities assumed:
Cash	$7,396
Other current and noncurrent assets, net of liabilities	546
Property in service	3,070

Net tangible assets acquired	11,012
Identifiable intangible assets	11,500
Goodwill	1,633

Fair value of assets acquired	24,145
Fair value of 31.25% noncontrolling interest	(7,545)

Total purchase price	$16,600

These fair values were based on estimates as of the closing date of the acquisition and are included in the Company’s consolidated balance sheet at March 31, 2013. The Company used the cost approach to value the $11.5 million of definite-lived intangible assets related to the developed Provitro™ technology. The Company has determined that the expected period of benefit of the developed technology is approximately ten years.

The values of certain assets acquired and liabilities assumed, consisting principally of developed technology, are based on valuations that are subject to adjustment as additional information on management’s estimates and assumptions are obtained and the valuations are finalized. Future adjustments may modify the purchase accounting during the measurement period which is not to exceed one year from the acquisition date.

The acquisition of Provitro is not material to the Company’s results of operations or cash flows.

4. Asset Acquisitions and Divestitures

The Company has used, and may continue to use, different structures and forms of consideration for its acquisitions. Acquisitions may be consummated through the use of cash, equity, seller financing, third party debt, earn-out obligations, revenue sharing, profit sharing, or some combination of these types of consideration. Consequently, the acquisition values reflected in the Company’s investing activities may represent lower amounts than would be reflected, for example, in a situation where cash alone was utilized to complete the acquisition.

During the three months ended March 31, 2013, the Company expanded its patent holdings through the acquisition of additional patents covering memory and storage technologies for electronic devices. During 2012, the Company acquired patent portfolios covering wireless handset and infrastructure technologies, e-commerce, mobile applications, video delivery, security, and other technologies.

During the three months ended March 31, 2013, the Company sold patents in several transactions and has included the gross proceeds in revenue. Cost associated with the patents sold, including any remaining net book value, are included in patent administration, litigation and related costs. Certain of the patents sold were subject to an obligation to pay a substantial portion of the net proceeds to the party from whom the Company acquired the patents. In future periods, these costs as a percentage of revenues may vary significantly based on the type of acquisition structure utilized for any given acquisition.

The net effect of the patent acquisitions and divestures resulted in the Company, through its subsidiaries, holding more than 1,600 issued patents worldwide, with additional patent applications pending.

Prior to 2011, the Company was in the business of developing and operating a next generation global mobile satellite communications system, including the research and development of various wireless technologies. Beginning in 2011, the Company began divesting its satellite assets, and during the three months ended March 31, 2012, the Company received the final payment associated with the 2011 sale of its interests in DBSD North America, Inc. and its subsidiaries to DISH Network Corporation. Additionally, during the three months ended March 31, 2012, the Company (i) completed the sale of its real property in Brazil for approximately $5.6 million, (ii) sold its medium earth orbit (“MEO”) satellite assets (“MEO Assets”) that had been in storage for nominal consideration and (iii) transferred its in-orbit MEO satellite (“F2”) to a new operator who assumed responsibility for all F2 operating costs effective April 1, 2012. On June 29, 2012, the Company transferred its MEO-related international subsidiaries (“International Subsidiaries”) to a liquidating trust (the “Liquidating Trust”). All of the property in Brazil, the MEO Assets and substantially all of the assets of the International Subsidiaries had been written off in prior years.

5. Accrued expenses

The following table summarizes accrued expenses (in thousands):

	March 31, 2013	December 31, 2012
Accrued payroll and related expenses	$2,256	$1,092
Accrued legal, professional and other expenses	2,212	1,290
Accrued costs associated with patent monetization	7,378	—

	$11,846	$2,382

6. Other liabilities

From time to time the Company agrees to make contingent and non-contingent future payments in connection with acquisition transactions. The Company recognizes the contingent portion of these future payments as liabilities when they are estimable and it is probable that they will be paid. Other liabilities, both current and noncurrent, that meet these criteria include installment payment obligations at March 31, 2013 arising from property and intangible asset acquisitions of which $2.0 million is due in 2014 and $4.0 million is due in 2015. There were no future payment obligations at December 31, 2012.

7. Commitments and Contingencies

Purchase and Lease Commitments—The Company’s contractual obligations include installment payment obligations arising from property and intangible asset acquisitions. Additionally, the Company has operating lease agreements for its office locations in Kirkland, Washington, El Segundo, California and Berkeley, California.

Litigation—In the opinion of management, except for those matters described below and elsewhere in this report, to the extent so described, litigation, contingent liabilities and claims against the Company in the normal course of business are not expected to involve any judgments or settlements that would be material to the Company’s financial condition, results of operations or cash flows.

ZTE Enforcement Actions—On February 27, 2012, ContentGuard Holdings, Inc. (“ContentGuard”), a subsidiary of Pendrell, filed a patent infringement lawsuit against ZTE Corporation and ZTE (USA) Inc. (collectively “ZTE”) in the Eastern District of Virginia, in which ContentGuard alleged that the defendants have infringed and continue to infringe six of its patents by making, using, selling or offering for sale certain mobile communication and computing devices. The case was transferred to the federal court in the Southern District of California on May 18, 2012. ContentGuard requested a jury trial and is seeking injunctive relief, damages and pre-judgment and post-judgment interest. On February 12, 2013, ZTE filed petitions for inter partes review of the six asserted patents with the United States Patent and Trademark Office and moved to stay the action in the Southern District of California. The Company cannot anticipate the timing or outcome of either the lawsuit or the United States Patent and Trademark Office review, including possible appeals.

On November 19, 2012, ContentGuard’s subsidiary, ContentGuard Europe GmbH, filed a patent infringement lawsuit against ZTE Corporation and ZTE Deutschland GmbH in Mannheim Regional Court in Germany, in which ContentGuard Europe GmbH alleged that the defendants have infringed and continue to infringe three of its patents by making, using, selling or offering for sale certain mobile communication and computing devices. The Company cannot anticipate the timing or outcome of these suits.

J&J Arbitration—In March 2012, the Company asserted claims in arbitration in London against Jay and Jayendra (Pty) (“J&J Group”) to recover approximately $2.7 million in costs that J&J Group was required to reimburse the Company pursuant to a MEO satellite asset purchase agreement that was signed in April 2011. In May 2012, J&J Group counterclaimed for breach of contract, seeking approximately $1.2 million, plus attorney fees and costs. The arbitration was held in September 2012, and judgment was awarded in November 2012, in favor of the Company. J&J Group has appealed the award to the UK courts. Due to the uncertainty of collection from the J&J Group, the Company has not recognized the gain associated with the judgment.

8. Stockholders’ Equity and Noncontrolling Interest

The following tables summarize the changes in equity attributable to Pendrell and the noncontrolling interests of its consolidated subsidiaries (in thousands):

	Attributable to Pendrell	Noncontrolling Interest	Total Stockholders’ Equity
For the three months ended March 31, 2013:
Balance, December 31, 2012	$368,182	$7,678	$375,860
Issuance of class A common stock from exercise of stock options	48	—	48
Class A common stock withheld at vesting to cover income tax withholding obligations	(125)	—	(125)
Stock-based compensation and issuance of restricted stock, net of forfeitures	3,455	—	3,455
Noncontrolling interest in Provitro	—	7,545	7,545
Net loss	(12,366)	(674)	(13,040)

Balance, March 31, 2013	$359,194	$14,549	$373,743

	Attributable to Pendrell	Noncontrolling Interest	Total Stockholders’ Equity
For the three months ended March 31, 2012:
Balance, December 31, 2011	$305,033	$7,745	$312,778
Vesting of class A common stock for Ovidian Group acquisition	587	—	587
Issuance of class A common stock from exercise of stock options	718	—	718
Class A common stock withheld at vesting to cover income tax withholding obligations	(220)	—	(220)
Stock-based compensation and issuance of restricted stock, net of forfeitures	1,387	—	1,387
Net loss	(1,837)	(681)	(2,518)
Other comprehensive loss	(2,183)	—	(2,183)

Balance, March 31, 2012	$303,485	$7,064	$310,549

9. Stock-based Compensation

The Company records stock-based compensation on stock options, stock appreciation rights, performance stock awards, performance cash awards, restricted stock awards, restricted stock unit awards and other stock awards based on the estimated fair value on the date of grant and recognizes compensation cost over the requisite service period for awards expected to vest.

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

Stock-based compensation expense included in the condensed consolidated statement of operations for the three months ended March 31, 2013 and 2012 was as follows (in thousands):

	Three months ended March 31,
	2013	2012
Stock options	$1,454	$916
Restricted stock awards (1)	2,016	422

Total stock-based compensation expense	$3,470	$1,338

(1)	Stock-based compensation expense for the three months ended March 31, 2013, includes $0.2 million of expense related to 250,000 Class A common stock restricted stock awards that are required to be treated as a liability. As of March 31, 2013, and December 31, 2012, $0.8 million and $0.6 million were accrued for these awards. The awards were granted during the second quarter of 2012, therefore, the Company did not incur stock-based compensation expense related to these awards during the three months ended March 31, 2012.

Stock Options and Stock Appreciation Rights—The Company has granted stock options and stock appreciation rights (“SARs”) to employees, directors, consultants and/or advisors in connection with their service to the Company.

The Company’s stock option and SARs activity for the three months ended March 31, 2013 is summarized as follows:

	Number of shares of Class A common stock underlying options and SARs	Weighted average exercise price
Outstanding – December 31, 2012	28,485,375	$2.19
Granted (1)	1,050,000	$1.54
Exercised	(52,500)	$0.92
Forfeited	(2,500)	$2.63

Outstanding – March 31, 2013	29,480,375	$2.17

Exercisable – March 31, 2013	6,213,997	$2.63

Vested and expected to vest – March 31, 2013	28,368,379	$2.18

(1)	The stock options granted during the three months ended March 31, 2013 have a grant date fair value of $0.9 million and vest at a rate of 25% per year over four years.

Restricted Stock—The Company has granted restricted stock awards to employees and consultants in connection with their service to the Company. The Company’s stock grants can be categorized as either service-based awards, performance-based awards, and/or market-based awards.

The Company’s restricted stock activity for the three months ended March 31, 2013 is summarized as follows:

	Number of shares of Class A common stock underlying restricted stock awards	Weighted average fair value
Unvested – December 31, 2012	9,808,375	$1.84
Granted	652,262	$0.91
Vested	(622,637)	$1.33

Unvested – March 31, 2013	9,838,000	$1.81

The restricted stock granted during the three months ended March 31, 2013 consists of the following:

	Number of shares of Class A common stock underlying restricted stock awards granted	Grant date fair value (in thousands)
Service-based	200,000	$308
Market-based	300,000	285
Shares issued as Board of Director Compensation	152,262	193

Total restricted stock granted	652,262	$786

The service-based restricted stock awards vest at a rate of 25% per year over four years. The market-based restricted stock awards consist of two awards of 150,000 units each which vest only after designated time periods have elapsed and designated stock prices (each a “Price Threshold”) have been met. Specifically, for each 150,000 stock award, (i) 25% vests when at least one year has passed and the Price Threshold has been met, (ii) 25% vests when at least two years have passed and the Price Threshold has been met, (iii) 25% vests when at least three years have passed and the Price Threshold has been met, and (iv) the final 25% vests when at least four years have passed and the Price Threshold has been met. The Price Threshold for one of the 150,000 stock awards is an average closing price of $3.00 for 20 consecutive trading days. The Price Threshold for the other 150,000 stock award is an average closing price of $6.00 for 20 consecutive trading days. The market-based restricted stock awards vest ratably over the requisite service period of four years.

10. Deconsolidation of Subsidiaries

After the sale of the MEO Assets, the Company’s only remaining satellite-related assets were owned by the International Subsidiaries. The Company determined that the most expeditious path to divestiture of the MEO Assets was a complete disposition of the International Subsidiaries into the Liquidating Trust.

As a result of the transfer of the International Subsidiaries to the Liquidating Trust, the Company no longer has control or significant influence over the operating decisions of the International Subsidiaries. Accordingly, due to the Company’s loss of control, it deconsolidated the International Subsidiaries from its consolidated financial operating results effective June 29, 2012.

The following table summarizes the obligations of the International Subsidiaries, excluding $10.0 million for liabilities related to uncertain tax positions, prior to the transfer to the Liquidating Trust on June 29, 2012 (in thousands):

	June 29, 2012	March 31, 2012
Accrued expenses	$6,568	$6,538
Accrued interest	30,474	29,847
Capital lease obligations	14,881	15,092

	$51,923	$51,477

The Company continued to accrue expenses associated with contractual obligations of the International Subsidiaries until the liabilities were transferred to the Liquidating Trust. The Company recorded $0.3 million of general and administrative expense and $1.2 million of interest expense related to the contractual obligations during the three months ended March 31, 2012.

11. Income Taxes

The Company anticipates it will not have a tax liability for fiscal 2013 and, therefore, has recorded no tax expense for the three months ended March 31, 2013. The Company recorded an income tax benefit for the three months ended March 31, 2012, related to the expiration of the statute of limitations associated with previously recorded uncertain tax positions related to the International Subsidiaries, including interest and penalties. The associated liabilities for uncertain tax positions were eliminated as part of the deconsolidation of the International Subsidiaries on June 29, 2012.

The disposal of the Company’s satellite assets generated net operating losses (“NOLs”) of approximately $2.4 billion, subject to IRS loss recognition provisions, which the Company believes can be carried forward to offset taxable income for up to 20 years. At March 31, 2013, $2.1 billion of NOLs were immediately available and begin to expire in 2025 and $0.3 billion were related to the International Subsidiaries and will not be available until five years following the disposition of the International Subsidiaries by the Liquidating Trust.

Certain Taxes Payable Irrespective of NOLs—Under the Internal Revenue Code and related Treasury Regulations, the Company may “carry forward” its NOLs in certain circumstances to offset current and future income and thus reduce its federal income tax liability, subject to certain restrictions. To the extent that the NOLs do not otherwise become limited, the Company believes that it will be able to carry forward a significant amount of NOLs. However, these NOLs will not impact all taxes to which the Company may be subject. For instance, state or foreign income taxes and/or revenue based taxes may be payable if the Company’s income or revenue is attributed to jurisdictions that impose such taxes; the Company’s NOLs do not entirely offset its income for alternative minimum tax; and the Company may incur federal personal holding company tax liability, if the Company is deemed to be a personal holding company. This is not an exhaustive list, but merely illustrative of the types of taxes to which its NOLs are not applicable.

Tax Benefits Preservation Plan—Effective January 29, 2010, the Board of Directors adopted the Tax Benefits Preservation Plan to help the Company preserve its ability to utilize fully its NOLs, to preserve potential future NOLs, and to thereby reduce potential future federal income tax obligations. If the Company experiences an “ownership change,” as defined in Section 382 of the Internal Revenue Code, the timing of usage and its ability to use the NOLs could be significantly limited.

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

Holders of 4.9% or more of the Company’s securities outstanding as of the close of business on January 29, 2010 will not trigger the Tax Benefits Plan so long as they do not (i) acquire additional securities constituting one-half of one percent (0.5%) or more of the Company’s securities outstanding as of the date of the Tax Benefits Plan (as adjusted to reflect any stock splits, subdivisions and the like), or (ii) fall under 4.9% ownership of the Company’s securities and then re-acquire securities that increase their ownership to 4.9% or more of the Company’s securities. The Board of Directors may exempt certain persons whose acquisition of securities is determined by the Board of Directors not to jeopardize the Company’s tax benefits or to otherwise be in the best interest of the Company and its stockholders. The Board of Directors may also exempt certain transactions.

12. Loss per Share

Loss Per Share—Basic loss per share is calculated based on the weighted average number of Class A common stock and Class B common stock (the “Common Shares”) outstanding during the period. Diluted loss per share is calculated by dividing the loss allocable to common shareholders by the weighted average Common Shares outstanding plus dilutive potential Common Shares. Prior to the satisfaction of vesting conditions, unvested restricted stock awards are considered contingently issuable and are excluded from weighted average Common Shares outstanding used for computation of basic loss per share.

Potential dilutive Common Shares consist of the incremental Class A common stock issuable upon the exercise of outstanding stock options (both vested and non-vested), stock appreciation rights, warrants, and unvested restricted stock awards and units, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of the Company’s Class A common shares for the period) because their inclusion would have been antidilutive.

The following table sets forth the computation of basic and diluted loss per share (in thousands, except share and per share data):

	Three months ended March 31,
	2013	2012
Net loss attributable to Pendrell	$(12,366)	$(1,837)

Weighted average common shares outstanding	265,355,139	260,468,107
Less: weighted average unvested restricted stock awards	(4,812,872)	(4,345,112)

Shares used for computation of basic loss per share	260,542,267	256,122,995
Add back: weighted average unvested restricted stock awards and units	—	—
Add back: dilutive stock options and stock appreciation rights	—	—

Shares used for computation of diluted loss per share(1)	260,542,267	256,122,995

Basic and diluted loss per share attributable to Pendrell	$(0.05)	$(0.01)

(1)	Stock options, stock appreciation rights, restricted stock awards and units totaling 39,318,375 and 13,693,500 for the three months ended March 31, 2013 and 2012, respectively, were excluded from the calculation of diluted loss per share as their inclusion was anti-dilutive. Warrants totaling 3,172,110 were also excluded from the calculation for the three months ended March 31, 2012. These warrants were exercised in November and December of 2012 and are now reflected as shares outstanding.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying notes included elsewhere in this quarterly report and the audited consolidated financial statements and notes included in our 2012 Form 10-K.

Special Note Regarding Forward-Looking Statements

With the exception of historical facts, the statements contained in this management’s discussion and analysis are “forward-looking” statements. All of these forward-looking statements are subject to risks and uncertainties that could cause the actual results of Pendrell Corporation (“Pendrell”, together with its consolidated subsidiaries, “us” or we”) to differ materially from those contemplated by the relevant forward-looking statements. Factors that might cause or contribute to such a difference include, but are not limited to, those discussed in the section entitled “Risk Factors” (Part II, Item 1A of this Form 10-Q) and elsewhere in this quarterly report. The forward-looking statements included in this document are made only as of the date of this report, and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

Overview

We create, acquire, manage, commercialize, and monetize intellectual property (“IP”). Specifically, we pursue opportunities to identify and commercialize unique, foundational innovations that have the potential to address technology challenges affecting large, global markets. We hold more than 1,600 issued U.S. and foreign patents, from which we generate revenue.

In the ordinary course of business, we derive operating revenue from IP monetization activities, including patent licensing and patent sales. We also advise our clients on various IP strategies and transactions through our advisory subsidiary, for which we earn advisory fees.

During the first quarter of 2013, we expanded our business opportunities by acquiring from Nokia Corporation a portfolio of memory and storage technology patents and by acquiring a controlling interest in Provitro Biosciences LLC; we advanced our patent monetization goals by divesting certain patents that were not part of existing licensing programs, thus generating the majority of our revenue in the quarter; and we continued to negotiate with prospective licensees in connection with our licensing programs.

Through our agreements with Nokia, we acquired 125 patents and patent applications worldwide, 81 of which have been declared by Nokia to be essential to standards that are applicable to memory and storage technologies used in electronic devices. These patents were developed over more than 15 years of research and development by Nokia, and cover secure digital (SD) cards, embedded flash and universal flash storage capabilities. We intend to license these patents to manufacturers, distributors and users of memory and storage technologies, while continuing the innovation efforts of Nokia through a new wholly owned Finnish subsidiary, Helsinki Memory Technologies, LLC (“HMT”). Nokia will receive a license to all of the Nokia patents acquired by us, as well as new IP developed by HMT. Proceeds from licensing of such patents to third parties will be partially reinvested to fund HMT’s continuing development efforts.

Our acquisition of 68.75% of Provitro closed on February 21, 2013. As a result of the acquisition, we are positioned to commercialize the Provitro™ proprietary micro-propagation technology that facilitates the production on a commercial scale of agriculture, forestry and horticulture plants that are otherwise difficult, if not impossible, to propagate at scale. Specifically, this technology has been used to successfully propagate bamboo, which may enable us to address the demand for renewable, sustainable fiber on a mass scale without genetic modification. Potential global markets for our bamboo products are very large and include the paper, textile and energy markets. We believe our technology has potential to be used to propagate various agricultural crops, including certain tree fruits, nuts, tubers, vegetables, berries, vines and others, and we are developing strategies to address these and other opportunities. Our acquisition of Provitro reflects our focus on identifying and commercializing unique, foundational technologies that have the potential to deliver value to our shareholders.

We ended the first quarter with $210.1 million of cash and cash equivalents on hand, a decrease of $3.7 million from the prior quarter. We completed two meaningful acquisitions in the quarter while maintaining a strong cash position.

Over the course of 2012, we acquired more than 1,400 patents in six separate acquisition transactions. Following each acquisition, we analyzed which of the acquired patents would be used in existing or future licensing programs, and which, if any, would be potentially re-sold. That process resulted in sales of certain patent portfolios in several transactions during the three months ended March 31, 2013.

We also continued our negotiations with prospective licensees in the first quarter. Due to the complex and technical nature of discussions and our expectation that most licenses will involve the payment of substantial upfront licensing fees, we cannot predict if or when license agreements will be completed. We therefore expect that our revenues will continue to be uneven from quarter to quarter. Ultimately, we expect to add new licensees to our existing list of licensees, which includes Casio Hitachi Mobile Communications, Fujitsu Limited, LG Electronics, Microsoft Corporation, Nokia, Panasonic, Pantech, Sharp, Sony, and Toshiba. These entities are licensed to some, but not all, of our patent portfolios. Companies such as Apple, Samsung, HTC, RIM, Huawei, Motorola, Kyocera and ZTE are not licensed to any of our portfolios. Additionally, certain of our existing licensees manufacture or distribute products or services that are not covered by their existing licenses.

If licensing negotiations are not successfully concluded on what we believe are fair and reasonable terms, we may initiate litigation to protect the value of our IP. For instance, our litigation against ZTE Corporation is ongoing, through which we intend to obtain fair and reasonable payment for what we believe is ZTE’s use of our patented inventions. Our first trial against ZTE is scheduled for May 2013 in Mannheim, Germany.

Our IP advisory business, Ovidian Group LLC, continues to advise some of the most respected technology companies in the world on a variety of IP-related matters, including IP valuation and investment analysis, IP landscape analysis, IP acquisitions and divestitures, and IP risk mitigation strategies. The Ovidian team is also actively engaged in the investigation and analysis of IP investment and acquisition opportunities on our behalf, as well as the development and implementation of many aspects of our IP business strategies.

2012 Events

During 2012 we completed our exit from the satellite business, which included (i) the receipt of the final payment associated with the sale of our interests in DBSD North America, Inc. and our subsidiaries to DISH Network Corporation, (ii) the sale of our medium earth orbit (“MEO”) satellite assets (“MEO Assets”) that had been in storage for nominal consideration, (iii) the transfer of our in-orbit MEO satellite (“F2”) to a new operator who assumed responsibility for all F2 operating costs effective April 1, 2012, (iv) the sale of our property in Brazil, and (v) the June 29, 2012 deconsolidation of our MEO-related international subsidiaries (“International Subsidiaries”). Our exit from the satellite business generated approximately $2.4 billion in net operating losses (“NOLs”) which, subject to Internal Revenue Code loss recognition provisions, we believe can be carried forward to offset taxable income for up to 20 years.

Critical Accounting Policies

Critical accounting policies require difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The judgments and uncertainties affecting the application of these policies include significant estimates and assumptions made by us using information available at the time the estimates are made. Actual results could differ materially from those estimates. Our critical accounting policies involve judgments associated with our accounting for the fair value of financial instruments, asset impairment, valuation of goodwill and intangible assets, contract settlements, revenue recognition, stock-based compensation, income taxes, contingencies and business combinations. There have been no significant changes to our critical accounting policies disclosed in our 2012 Form 10-K other than those disclosed below.

Revenue Recognition. We derive our operating revenue from IP monetization activities, including patent licensing and patent sales, and from IP consulting services.

Our patent licensing agreements typically provide for the payment of contractually determined upfront license fees representing all or a majority of the revenues that will be generated from such agreements for nonexclusive, nontransferable, limited duration licenses. These agreements typically grant (i) a non-exclusive license to make, sell, distribute, and use certain specified products that read on the our patents (“Licensed Activities”), (ii) a covenant not to enforce patent rights against the licensee based on the Licensed Activities, and (iii) the release of the licensee from certain claims.

We sell patents from our portfolios from time to time. These sales are part of our ongoing operations. Consequently, the related proceeds are recorded as revenue. We recognize the revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) amounts are fixed or determinable, and (iv) collectability is reasonably assured.

Fees earned from IP consulting services are generally recognized as the services are performed.

The timing and amount of revenue recognized from IP monetization activities depend on the specific terms of each agreement and the nature of the deliverables and obligations. Agreements that are deemed to contain multiple elements are accounted for under ASC 605-20, Revenue Recognition – Multiple Element Arrangements. This guidance requires consideration to be allocated to each element of an agreement that has stand-alone value using the relative fair value method. We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) all material obligations have been substantially performed pursuant to agreement terms or services have been rendered to the customer, (iii) amounts are fixed or determinable, and (iv) collectability is reasonably assured. As a result of the contractual terms of our patent monetization agreements and the unpredictable nature, form and frequency of monetizing transactions, our revenue may fluctuate substantially from period to period.

Patent administration, litigation and related costs. Patent administration, litigation and related costs are comprised of patent-related maintenance, prosecution, and enforcement costs incurred to maintain the our patents. In periods where there is licensing revenue, these costs include costs associated with generating such licensing revenue. Similarly, in periods where patent sales occur, these costs include the remaining net book value and other related costs associated with the sold patents.

Research and Development. We incur costs associated with research and development activities and expense the costs in the period incurred. Research and development expenses during the period were immaterial and are included in general and administrative expenses.

New Accounting Pronouncements

In February 2013, the FASB issued Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“Update No. 2013-02”). Update 2013-02 improves the transparency of reporting reclassifications out of accumulated other comprehensive income (loss) and requires the effects of gains and losses that are reclassified out of accumulated other comprehensive income (loss) into net income (loss) of significant amounts to be presented (either on the face of the statement where net income is presented or in the notes) and a cross-reference to other disclosures currently required under accounting principles generally accepted in the United States of America for other reclassification items. Update No. 2013-02 is effective for reporting periods beginning after December 15, 2012. The adoption of this statement during the three months ended March 31, 2013, did not have a material impact on our financial position, results of operations or cash flows.

Results of Operations

The activities of Provitro from the acquisition date though March 31, 2013, have been included in our condensed consolidated statement of operations for the three months ended March 31, 2013. The assets and liabilities of Provitro were measured at fair value as of the acquisition date and included in our condensed consolidated balance sheet at March 31, 2013. The acquisition did not have a material impact on our financial position, results of operations or cash flows.

The following table is provided to facilitate the discussion of our results of operations for the three months ended March 31, 2013 and 2012 (in thousands):

	Three months ended March 31,
	2013	2012
Revenue	$10,992	$3,699
Patent administration, litigation and related costs	9,501	1,563
General and administrative expenses	7,378	7,020
Stock-based compensation	3,470	1,338
Amortization of intangibles	3,696	2,714
Interest income	43	61
Interest expense	—	1,250
Gain associated with disposition of assets	—	5,645
Other income (expense)	(30)	1,249
Income tax benefit	—	713

Revenue. Revenue of $11.0 million for the three months ended March 31, 2013 increased by $7.3 million, or nearly 200%, as compared to $3.7 million for the three months ended March 31, 2012, primarily due to sales of certain patent portfolios that were not part of existing licensing programs.

Patent Administration, Litigation and Related Costs. Patent administration, litigation and related costs of $9.5 million for the three months ended March 31, 2013 increased by $7.9 million as compared to $1.6 million for the three months ended March, 31 2012. The increase was primarily due to costs related to patents sold as certain of the patents were subject to an obligation to pay a substantial portion of the net proceeds to the party from whom we acquired the patents. In future periods, costs of patents sold as a percentage of revenues may vary significantly based on the type of acquisition structure utilized to acquire the related patents.

General and Administrative Expenses. General and administrative expenses are primarily comprised of personnel costs, legal and professional fees, acquisition investigation costs and general office related costs.

General and administrative expenses of $7.4 million for the three months ended March 31, 2013 increased by $0.4 million, or 5%, as compared to $7.0 million for the three months ended March 31, 2012. The increase was primarily due to (i) $0.5 million related to the addition of executives to the Pendrell team in 2012, (ii) $0.4 million related to operating expenses of Provitro and (iii) $0.4 million of acquisition related expenses associated with the Provitro acquisition, partially offset by costs incurred by the International Subsidiaries in 2012.

Stock-based Compensation. Stock-based compensation of $3.5 million for the three months ended March 31, 2013 increased by $2.2 million as compared to $1.3 million for the three months ended March 31, 2012. The increase was due to (i) $1.5 million related to the addition of executives to the Pendrell team and the granting of stock options and restricted stock to employees during 2012 and (ii) $0.7 million of incremental expense due to the August 2012 modification of restricted stock which added alternative vesting criteria to 3,175,000 shares previously outstanding.

Amortization of Intangible Assets. Amortization of intangible assets of $3.7 million for the three months ended March 31, 2013 increased by $1.0 million, or 36%, as compared to $2.7 million for the three months ended March 31, 2012, primarily due to the acquisition of intangible assets during 2012.

Interest Income. Interest income for the three months ended March 31, 2013 and 2012 was nominal and primarily related to interest earned on money market funds.

Interest Expense. Interest expense for the three months ended March 31, 2012 consisted primarily of interest costs resulting from capital lease obligations associated with certain of our MEO gateway sites prior to their deconsolidation as a result of the transfer of the International Subsidiaries to the Liquidating Trust on June 29, 2012.

Gain Associated with Disposition of Assets. During the three months ended March 31, 2012, we recognized a $5.6 million gain associated with the disposition of real property and MEO satellite related gateway equipment we owned in Brazil.

Other Income (expense). Other expense for the three months ended March 31, 2013 was due to losses on foreign currency transactions. Other income for the three months ended March 31, 2012 was due to the release of a $0.8 million liability associated with our prior ownership of MEO satellite assets (sold during the three months ended March 31, 2012) and gains on foreign currency transactions.

Income Tax Benefit. We anticipate that we will not have a tax liability for fiscal 2013 and, therefore, we recorded no tax expense in the three months ended March 31, 2013. Income tax benefit of $0.7 million for the three months ended March 31, 2012 was primarily due to the expiration of the statute of limitations associated with previously recorded uncertain tax positions related to the International Subsidiaries, including interest and penalties. The associated liabilities for uncertain tax positions were eliminated as part of the deconsolidation of the International Subsidiaries on June 29, 2012.

Liquidity and Capital Resources

Overview. As of March 31, 2013, we had cash and cash equivalents of $210.1 million. Our primary expected cash needs for the next twelve months include ongoing operating costs associated with commercialization of our IP assets, expenses in connection with legal proceedings, potential new investment and acquisitions and related costs, and other general corporate purposes. We believe our current balances of cash and cash equivalents and cash flows from operations will be adequate to meet our liquidity needs for the foreseeable future. Cash and cash equivalents in excess of our needs are held in interest bearing accounts with financial institutions.

Cash Flows. The following table is provided to facilitate the discussion of our liquidity and capital resources for the three months ended March 31, 2013 and 2012 (in thousands).

	Three months ended March 31,
	2013	2012
Net cash provided by (used in):
Operating activities	$7,614	$(10,636)
Investing activities	(11,220)	(11,628)
Financing activities	(77)	498
Effect of foreign exchange rate changes on cash	—	10

Net decrease in cash and cash equivalents	(3,683)	(21,756)
Cash and cash equivalents – beginning of period	213,753	230,377

Cash and cash equivalents – end of period	$210,070	$208,621

The decrease in cash and cash equivalents for the three months ended March 31, 2013 of $3.7 million was primarily due to the acquisition of Nokia’s portfolio of memory and storage technology patents and the acquisition of a controlling interest in Provitro partially offset by cash generated by operations.

For the three months ended March 31, 2013, the $7.6 million of cash generated by operating activities was primarily due to accrued costs associated with patent monetization of $7.4 million and $3.3 million of cash collected from accounts receivable partially offset by operating expenses and an increase in prepaid expenses and other current/non-current assets.

For the three months ended March 31, 2012, the $10.6 million of cash used in operating activities consisted primarily of our net loss of $2.5 million adjusted for various non-cash items, including (i) the reclassification of the $5.6 million gain on the sale of our property in Brazil to investing activities, (ii) $2.7 million of amortization expense associated with patents and other intangibles, (iii) $1.3 million of stock-based compensation expense, (iv) a $1.0 million increase in accrued interest payable, (v) $0.8 million of amortized prepaid compensation expense associated with the acquisition of Ovidian in June 2011, (vi) a $5.4 million decrease in other accrued expenses and (vii) a $2.7 million increase in accounts receivable, prepaid expenses and other current/non-current assets.

For the three months ended March 31, 2013, the $11.2 million of cash used by investing activities was primarily due to $9.2 million for our acquisition of Provitro and $2.0 million for the acquisition of property and intangible assets.

For the three months ended March 31, 2012, the $11.6 million of cash used by investing activities was primarily due to the acquisition of property and intangible assets, partially offset by cash received from DISH Network and from the sale of property in Brazil.

For the three months ended March 31, 2013 and 2012, cash provided by (used in) financing activities consisted of proceeds from the exercise of stock options, offset by the payment of withholding taxes upon vesting of restricted stock awards.

Contractual Obligations. Our primary contractual obligations relate to installment purchases of property and intangible assets as well as operating lease agreements for our office locations in Kirkland, Washington, El Segundo, California and Berkeley, California. Our contractual obligations as of March 31, 2013 were as follows (in millions):

	Years ending December 31,
	Total	2013	2014-2015	2016-2017	2018 and Thereafter
Purchase obligations	$6.0	$—	$6.0	$—	$—
Operating lease obligations	3.5	0.6	1.3	0.9	0.7

Total	$9.5	$0.6	$7.3	$0.9	$0.7

Risks and Uncertainties

Certain risks and uncertainties that could materially affect our future results of operations or liquidity are discussed under “Part II—Other Information, Item 1A. Risk Factors” in this quarterly report.

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

As of March 31, 2013, our cash and investment portfolio consisted of both cash and money market funds, with a fair value of $210.1 million. The primary objective of our investments in money market funds is to preserve principal, while optimizing returns and minimizing risk, and our policies require, at the time of purchase, that we make these investments in short-term, high rated securities which currently yield between zero to 20 basis points.

March 31, 2013 (in thousands)
Cash	$27,716
Money market funds	182,354

$210,070

Our primary foreign currency exposure relates to cash balances in foreign currencies. Due to the small balances we hold, we have determined that the risk associated with foreign currency fluctuations is not material to us.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures as of March 31, 2013 and have concluded that these disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e)) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during three months ended March 31, 2013 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

ZTE Enforcement Actions

On February 27, 2012, ContentGuard Holdings, Inc., a subsidiary of Pendrell, filed a patent infringement lawsuit against ZTE Corporation and ZTE (USA) Inc. in the Eastern District of Virginia, in which ContentGuard alleged that the defendants have infringed and continue to infringe six of our patents by making, using, selling or offering for sale certain mobile communication and computing devices. The case was transferred to the federal court in the Southern District of California on May 18, 2012. ContentGuard requested a jury trial and is seeking injunctive relief, damages and pre-judgment and post-judgment interest. On February 12, 2013, ZTE filed petitions for inter partes review of the six asserted patents with the United States Patent and Trademark Office and moved to stay the action in the Southern District of California. We cannot anticipate the timing or outcome of either the lawsuit or the United States Patent and Trademark Office review, including possible appeals.

On November 19, 2012, ContentGuard’s subsidiary, ContentGuard Europe GmbH, filed a patent infringement lawsuit against ZTE Corporation and ZTE Deutschland GmbH in Mannheim Regional Court in Germany, in which ContentGuard Europe GmbH alleged that the defendants have infringed and continue to infringe three of our patents by making, using, selling or offering for sale certain mobile communication and computing devices. We cannot anticipate the timing or outcome of these suits.

J&J Arbitration

In March 2012, we asserted claims in arbitration in London against Jay and Jayendra (Pty) (“J&J Group”), a South African corporation, to recover approximately $2.7 million in costs that J&J Group was required to reimburse to us pursuant to a MEO satellite asset purchase agreement that was signed in April 2011. The arbitration occurred in September 2012 and in November 2012 the arbitrator issued an award in our favor for approximately $4.2 million, which included the unreimbursed costs plus approximately $1.3 million in attorney fees and costs. J&J Group has appealed the award to the UK courts. We cannot anticipate the timing or outcome of this appeal.

Item 1A.	Risk Factors

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

If we fail to expand our portfolios, revenue opportunities will be limited.

Patents have finite lives. Therefore, if we fail to develop or acquire new patentable inventions prior to the expiration of our patents, our licensing opportunities will be limited.

We may have a limited number of prospective licensees.

The patent portfolios that we own and may acquire in the future may be applicable to only a limited number of prospective licensees. As such, if we are unable to enter into licenses with this limited group, and if we fail to expand the breadth and depth of our patent portfolios, revenue will be adversely impacted.

Our licensing efforts may be unsuccessful.

We expect to incur significant marketing, legal and sales expenses prior to entering into license agreements and generating license revenues. We will also spend considerable resources educating prospective licensees on the benefits of a license arrangement with us. As such, we may incur significant losses in any particular period before any associated revenue stream begins. Moreover, if our portfolio is not demonstrably applicable to prospective licensees’ products or services, whether due to poor quality, lack of breadth or otherwise, parties may refuse to enter into license agreements.

Enforcement proceedings may be costly and ineffective.

If our efforts to educate prospective licensees on the benefits of a license arrangement are unsuccessful, we may need to pursue litigation or other enforcement action to protect our intellectual property rights. We may also need to litigate to enforce the terms of our existing license agreements, protect our trade secrets, or determine the validity and scope of the proprietary rights of others. Enforcement proceedings are typically protracted and complex, and might require cooperation of inventors and others who are unwilling to assist with enforcement. The costs are typically substantial, and the outcomes are unpredictable. Enforcement actions will divert our managerial, technical, legal and financial resources from business operations. In certain cases, we may conclude that these costs and risks outweigh the potential benefits that would arise from successful enforcement, in which event we may opt not to pursue enforcement.

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

Risks Related to our Acquisition Activities

We may over-estimate the value of patent assets or other assets or businesses we acquire.

We purchase patents and related IP rights, from which we intend to generate a return on our investment. We estimate the value of the IP prior to acquisition, using both objective and subjective methodologies. We also investigate the originality of inventions represented by the patents and patent applications that we acquire. If we over-estimate the value of the acquired IP, or if one or more of the underlying inventions have been described in prior art, we may not generate desired returns on our investment, or we may need to adjust the value of the IP to fair value and record a corresponding impairment charge, either of which could adversely affect our results of operations and our financial position. In severe cases, prior art may render a patent worthless.

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

We intend to continue to pursue acquisitions that support our business objectives and strategy. Acquisitions are time consuming, complex and costly. The terms of acquisition agreements tend to be heavily negotiated. As a result, we expect to incur significant transactional expenses, regardless of whether or not acquisitions are consummated. Moreover, the integration of acquired companies prompts significant challenges, and we cannot assure that the integration of acquired businesses with our business will result in the realization of the full benefits we anticipate from such acquisitions. Investigating businesses and assets and integrating newly acquired businesses or assets may be costly and time consuming, and such activities could divert our attention from other business concerns. In addition, we might lose key employees while integrating new organizations. Acquisitions could also result in potentially dilutive issuances of equity securities or the incurrence of debt, the assumption or incurrence of contingent liabilities, possible impairment charges related to goodwill or other intangible assets or other unanticipated events or circumstances, any of which could negatively impact our financial position. We might not be successful in integrating acquired businesses, and might not achieve desired revenues and cost benefits.

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

Our quarterly operating results may fluctuate substantially, depending upon the monetization activity in any given period. As such, our operating results are difficult to predict, and you should not rely on quarterly or annual comparisons of our results of operations as an indication of our future performance. Factors that could cause our operating results to fluctuate during any period or that could adversely affect our ability to achieve our revenue goals include the timing of license, sales and consulting agreements, compliance with such agreements, the terms and conditions for payment under those agreements, our ability to protect and enforce our intellectual property rights, changes in demand for products that incorporate our inventions, the time period between commencement and completion of license negotiations, revenue recognition principles, and changes in accounting policies.

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

The governing documents for subsidiaries which we do not wholly own describe certain actions that require unanimous consent of their respective shareholders. We may enter into investments in the future that involve similar or more restrictive governance provisions. If our interests and the interests of our partners or other shareholders in these investments diverge, it is possible that we may be unable to capitalize on business opportunities or prevented from realizing favorable returns on investments.

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

Our NOLs do not shield us from all taxes.

We believe that some or all of our NOLs will be available in certain circumstances to offset current and future income and thus reduce our federal income tax liability, subject to certain restrictions. However, our NOLs will not shield us from all taxes to which we may be subject. For instance, we may be required to pay state or foreign income taxes if some of our income is generated in jurisdictions that impose such taxes. Similarly, we may be required to pay taxes on our revenue in jurisdictions that impose revenue-based taxes on parties who receive payments from licensees or buyers located within their boundaries. Federal personal holding company tax (currently 20%) may be payable if we become a personal holding company, which may occur if more than 50% of the value of our stock is held directly or indirectly by five or fewer individuals and at least 60% of our revenue constitutes personal holding company income (which includes most royalty revenue). Alternative minimum tax, or AMT, cannot be completely negated by net operating losses, as losses carried forward generally can offset no more than 90% of a corporation’s AMT liability. This list is not exhaustive, but merely illustrative of the types of taxes to which our NOLs are not applicable.

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

The Tax Benefits Preservation Plan we have in place is intended to act as a deterrent against any person or group acquiring or otherwise obtaining beneficial ownership of more than 4.9% of our securities without the approval of our board of directors. In addition, our articles of incorporation require us to take all necessary and appropriate action to protect certain rights of our common shareholders that are set forth in articles of incorporation, including voting, dividend and conversion rights and their rights in the event of a liquidation, merger, consolidation or sale of substantially all of our assets. It also provides that we will not avoid or seek to avoid the observance or performance of those rights by charter amendment, entry into an inconsistent agreement or reorganization, recapitalization, transfer of assets, consolidation, merger, dissolution or the issuance or sale of securities. In particular, these rights include our Class B common shareholders’ right to ten votes per share on matters submitted to a vote of our shareholders and option to convert each share of Class B common stock into one share of Class A common stock. The provisions of the Tax Benefits Preservation Plan and our articles of incorporation could discourage takeovers of our company, which could adversely affect the rights of our shareholders

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The securities purchases described in the table below represent the withholding of restricted stock to satisfy tax withholding obligations upon the vesting of the related restricted stock. Management believes these purchases were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) as a transaction not involving any public offering. The number of investors was limited, the investors were either accredited or otherwise qualified and had access to material information about the registrant.

Date	Title	Number of shares
January 1, 2013	Class A common stock	72,508
February 15, 2013	Class A common stock	24,090

Item 6.	Exhibits

Ex. 10.1*	Employment Letter Agreement dated February 25, 2013 between Pendrell Corporation and David H. Rinn (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2013)

Ex. 10.2*/**	Severance and Release Agreement dated February 25, 2013 between Pendrell Corporation and Thomas J. Neary

Ex. 10.3*/**	2013 Cash Bonus Plan Summary

Ex. 31.1**	Certification of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

Ex. 31.2**	Certification of the principal accounting and financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

Ex. 32.1***	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

Ex. 101***	The following financial information from Pendrell Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENDRELL CORPORATION (Registrant)

Date: May 3, 2013	By:	/S/ DAVID H. RINN
David H. Rinn Vice President and Chief Financial Officer Authorized Officer and Principal Financial Officer