Form 10-Q
period 2013-06-30
Pendrell Corp
filed 2013-08-02
CIK 1359555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of July 26, 2013, the registrant had 212,038,389 shares of Class A common stock and 53,660,000 shares of Class B convertible common stock outstanding.

PENDRELL CORPORATION

FORM 10-Q

For the three and six months ended June 30, 2013

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Pendrell Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$197,795	$213,753
Accounts receivable, net of allowance for doubtful accounts of $0 in both periods	372	8,471
Other receivables – net of reserve $2,750 in both periods	32	856
Prepaid expenses and other current assets	1,825	689

Total current assets	200,024	223,769
Property in service – net of accumulated depreciation of $596 and $464, respectively	3,846	946
Other assets	67	67
Intangible assets – net of accumulated amortization of $23,141 and $15,456, respectively	147,917	135,424
Goodwill	21,725	21,209

Total	$373,579	$381,415

LIABILITIES, STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

Current liabilities:
Accounts payable	$443	$285
Accrued expenses	5,352	2,382
Other liabilities	2,597	647

Total current liabilities	8,392	3,314
Deferred tax liability	1,488	1,488
Other non-current liabilities	4,707	753

Total liabilities	14,587	5,555

Commitments and contingencies (Note 7)

Stockholders’ equity and noncontrolling interest:
Preferred stock, $0.01 par value, 75,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.01 par value, 900,000,000 shares authorized, 269,758,520 and 269,450,966 shares issued, and 211,989,628 and 211,682,074 shares outstanding	2,120	2,118
Class B convertible common stock, $0.01 par value, 150,000,000 shares authorized, 84,663,382 shares issued and 53,660,000 shares outstanding	537	537
Additional paid-in capital	1,935,716	1,929,526
Accumulated deficit	(1,592,969)	(1,563,999)

Total Pendrell stockholders’ equity	345,404	368,182

Noncontrolling interest	13,588	7,678

Total stockholders’ equity and noncontrolling interest	358,992	375,860

Total	$373,579	$381,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue	$802	$20,793	$11,794	$24,492
Operating expenses:
Patent administration, litigation and related costs	2,447	1,846	11,948	3,409
General and administrative	7,427	8,335	14,805	15,355
Stock-based compensation	3,648	1,742	7,118	3,080
Amortization of intangible assets	4,019	3,579	7,715	6,293

Total operating expenses	17,541	15,502	41,586	28,137

Operating income (loss)	(16,739)	5,291	(29,792)	(3,645)
Interest income	37	59	80	120
Interest expense	(66)	(1,233)	(66)	(2,483)
Gain on deconsolidation of subsidiaries	—	48,685	—	48,685
Gain on settlement of Boeing litigation	—	10,000	—	10,000
Gain (loss) associated with disposition of assets	—	(42)	—	5,603
Other income (expense)	(15)	115	(45)	1,364

Income (loss) before income taxes	(16,783)	62,875	(29,823)	59,644
Income tax benefit	—	291	—	1,004

Net income (loss)	(16,783)	63,166	(29,823)	60,648
Net income (loss) attributable to noncontrolling interest	(961)	993	(1,635)	312

Net income (loss) attributable to Pendrell	$(15,822)	$62,173	$(28,188)	$60,336

Basic income (loss) per share attributable to Pendrell	$(0.06)	$0.24	$(0.11)	$0.24

Diluted income (loss) per share attributable to Pendrell	$(0.06)	$0.24	$(0.11)	$0.23

Weighted average shares outstanding used to compute basic income (loss) per share	261,381,754	256,594,395	260,964,329	256,356,994

Weighted average shares outstanding used to compute diluted income (loss) per share	261,381,754	263,435,346	260,964,329	264,395,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income (loss)	$(16,783)	$63,166	$(29,823)	$60,648
Other comprehensive income (loss):
Cumulative translation adjustments	—	1,164	—	(1,019)
Reclassification of cumulative translation adjustment loss included in net income	—	12,679	—	12,679

Comprehensive income (loss)	(16,783)	77,009	(29,823)	72,308
Comprehensive (income) loss attributable to noncontrolling interest	961	(993)	1,635	(312)

Comprehensive income (loss) attributable to Pendrell	$(15,822)	$76,016	$(28,188)	$71,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Condensed Consolidated Statements Changes in Stockholders’ Equity

(In thousands, except share data, unaudited)

	Common stock			Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Accumulated deficit	Stockholders’ equity (deficiency in assets)	Noncontrolling interest	Total
	Class A shares	Class B shares	Amount
Balance, December 31, 2011	206,696,021	53,660,000	$3,497	$2,794,970	$(877,833)	$(11,660)	$(1,603,941)	$305,033	$7,745	$312,778
Vesting of Class A common stock issued for Ovidian acquisition	—	—	—	1,177	—	—	—	1,177	—	1,177
Issuance of Class A common stock from exercise of stock options and warrants	590,375	—	6	734	—	—	—	740	—	740
Class A common stock withheld at vesting to cover statutory tax obligations	(88,056)	—	(1)	—	(219)	—	—	(220)	—	(220)
Stock-based compensation and issuance of restricted stock, net of forfeitures	288,484	—	13	2,995	—	—	—	3,008	—	3,008
Other comprehensive income	—	—	—	—	—	11,660	—	11,660	—	11,660
Net income (loss)	—	—	—	—	—	—	60,336	60,336	312	60,648

Balance, June 30, 2012	207,486,824	53,660,000	$3,515	$2,799,876	$(878,052)	$—	$(1,543,605)	$381,734	$8,057	$389,791

Balance, December 31, 2012	211,682,074	53,660,000	2,655	1,929,526	—	—	(1,563,999)	368,182	7,678	375,860
Vesting of Class A common stock issued for Ovidian acquisition	—	—	—	574	—	—	—	574	—	574
Issuance of Class A common stock from exercise of stock options and warrants	96,250	—	1	102	—	—	—	103	—	103
Class A common stock withheld at vesting to cover statutory tax obligations	(564,972)	—	(6)	(1,504)	—	—	(782)	(2,292)	—	(2,292)
Stock-based compensation and issuance of restricted stock, net of forfeitures	776,276	—	7	7,018	—	—	—	7,025	—	7,025
Noncontrolling interest in Provitro	—	—	—	—	—	—	—	—	7,545	7,545
Net income (loss)	—	—	—	—	—	—	(28,188)	(28,188)	(1,635)	(29,823)

Balance, June 30, 2013	211,989,628	53,660,000	$2,657	$1,935,716	$—	$—	$(1,592,969)	$345,404	$13,588	$358,992

The accompanying notes are an integral part of these condensed consolidated financial statements

Pendrell Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands, except share data, unaudited)

	Six months ended June 30,
	2013	2012
Operating activities:
Net income (loss) including noncontrolling interest	$(29,823)	$60,648
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	7,118	3,080
Amortization of prepaid compensation from Ovidian Group acquisition	1,382	1,507
Amortization of intangibles	7,715	6,293
Depreciation	214	107
Unrealized foreign exchange gains	13	(442)
Non-cash cost of patents monetized	187	—
Gain on deconsolidation of subsidiaries	—	(48,685)
Gain associated with disposition of assets	—	(5,603)
Other	96	—
Other changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	8,158	(10,101)
Other receivables	824	(10,000)
Prepaid expenses and other current/non-current assets	(202)	(492)
Accounts payable	(132)	325
Accrued interest payable	—	1,704
Other accrued expenses	2,051	(4,669)

Net cash used in operating activities	(2,399)	(6,328)

Investing activities:
Purchases of property and intangible assets	(2,166)	(29,053)
Proceeds associated with disposition of assets	—	15,645
Acquisition of Provitro, net of cash acquired	(9,204)	—

Net cash used in investing activities	(11,370)	(13,408)

Financing activities:
Proceeds from exercise of stock options	103	740
Payment of statutory taxes for stock awards	(2,292)	(220)

Net cash provided by (used in) financing activities	(2,189)	520

Effect of foreign exchange rate changes on cash	—	717

Net decrease in cash and cash equivalents	(15,958)	(18,499)
Cash and cash equivalents – beginning of period	213,753	230,377

Cash and cash equivalents – end of period	$197,795	$211,878

Supplemental disclosures:
Income taxes paid	$—	$2,156
Income taxes received	745	—

Supplemental disclosures of non-cash investing and financing activities:
Accrued obligations for purchases of property and intangible assets	5,573	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Nature of Business

These condensed consolidated financial statements include the accounts of Pendrell Corporation (“Pendrell”) and its consolidated subsidiaries (collectively referred to as the “Company”). The Company, through its consolidated subsidiaries, invests in, acquires and develops businesses with unique technologies that are often protected by intellectual property (“IP”) rights, and that present the opportunity to address large, global markets. The Company’s subsidiaries focus on licensing the IP rights they hold to third parties and pursuing relevant product opportunities. The Company continuously evaluates the retention and disposition of its existing investments, and frequently investigates new investment and business acquisition opportunities. The Company also advises its clients on various IP strategies and transactions through its IP advisory subsidiary.

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

The Company’s patent licensing agreements typically provide for the payment of contractually determined upfront license fees representing all or a majority of the revenue that will be generated from such agreements for nonexclusive, nontransferable, limited duration licenses. These agreements typically grant (i) a non-exclusive license to make, sell, distribute, and use certain specified products that read on the Company’s patents, (ii) a covenant not to enforce patent rights against the licensee based on such activities, and (iii) the release of the licensee from certain claims.

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

New Accounting Pronouncements—In February 2013, the FASB issued Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“Update No. 2013-02”). Update No. 2013-02 amended existing guidance by requiring additional disclosure either on the face of the income statement or in the notes to the financial statements of significant amounts reclassified out of accumulated other comprehensive income. Update No. 2013-02 is effective for reporting periods beginning after December 15, 2012. The adoption of this statement during the six months ended June 30, 2013, did not have a material impact on the Company’s financial position, results of operations or cash flows.

3. Business Combinations

On February 21, 2013, the Company acquired 68.75% of Provitro Biosciences LLC (“Provitro”). Accordingly, the activities of Provitro from the acquisition date though June 30, 2013, have been included in the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2013. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs associated with the acquisition of Provitro of $0.4 million, are included in general and administrative expenses. The Company is continuing to develop the Provitro™ technology and formulating its strategy for commercialization.

The following table summarizes the allocation of the $16.6 million cash paid to the assets acquired and liabilities assumed on February 21, 2013 (in thousands):

Tangible assets acquired and liabilities assumed:
Cash	$7,396
Other current and noncurrent assets, net of liabilities	430
Property in service	2,950

Net tangible assets acquired	10,776
Identifiable intangible assets	12,853
Goodwill	516

Fair value of assets acquired	24,145
Fair value of 31.25% noncontrolling interest	(7,545)

Total purchase price	$16,600

These allocations were based on fair value estimates as of the closing date of the acquisition and are included in the Company’s consolidated balance sheet at June 30, 2013. The Company used the cost approach to value the $12.9 million of definite-lived intangible assets related to the developed Provitro™ technology. The Company has determined that the expected period of benefit of the developed technology is approximately ten years.

The values of certain assets acquired and liabilities assumed, consisting principally of developed technology, are subject to adjustment as additional information on management’s estimates and assumptions are obtained and the valuations are finalized. Future adjustments may modify the purchase accounting during the measurement period which is not to exceed one year from the acquisition date.

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

During the six months ended June 30, 2013, the Company expanded its patent holdings through the acquisition of additional patents covering memory and storage technologies for electronic devices. During 2012, the Company acquired patent portfolios covering wireless handset and infrastructure technologies, e-commerce, mobile applications, video delivery, security, and other technologies.

During the six months ended June 30, 2013, the Company sold patents in several transactions and has included the gross proceeds in revenue. Cost associated with the patents sold, including any remaining net book value, are included in patent administration, litigation and related costs. Certain of the patents sold were subject to an obligation to pay a substantial portion of the net proceeds to a third party. In future periods, these third party payments as a percentage of revenues may vary significantly based on the structure utilized for any given acquisition.

The net effect of the patent acquisitions and divestures, including the issuance of 16 additional patents since the beginning of 2013, resulted in the Company, through its subsidiaries, holding more than 1,600 issued patents worldwide, with additional patent applications pending.

Prior to 2011, the Company was in the business of developing and operating a next generation global mobile satellite communications system, including the research and development of various wireless technologies. In 2011, the Company began divesting its satellite assets, and during the three months ended March 31, 2012, the Company received the final payment associated with the 2011 sale of its interests in DBSD North America, Inc. and its subsidiaries to DISH Network Corporation. Additionally, during the three months ended March 31, 2012, the Company (i) completed the sale of its real property in Brazil for $5.6 million, (ii) sold its medium earth orbit (“MEO”) satellite assets (“MEO Assets”) that had been in storage for nominal consideration and (iii) transferred its in-orbit MEO satellite (“F2”) to a new operator who assumed responsibility for all F2 operating costs effective April 1, 2012. On June 29, 2012, the Company transferred its MEO-related international subsidiaries (“International Subsidiaries”) to a liquidating trust (the “Liquidating Trust”). All of the property in Brazil, the MEO Assets and substantially all of the assets of the International Subsidiaries had been written off in prior years.

5. Accrued expenses

The following table summarizes accrued expenses (in thousands):

	June 30, 2013	December 31, 2012
Accrued payroll and related expenses	$3,163	$1,092
Accrued legal, professional and other expenses	2,189	1,290

	$5,352	$2,382

6. Other liabilities

From time to time the Company agrees to make contingent and non-contingent future payments in connection with acquisition transactions. The Company recognizes the contingent portion of these future payments as liabilities when they are estimable and it is probable that they will be paid. Other liabilities, both current and noncurrent, that meet these criteria include installment payment obligations at June 30, 2013, arising from property and intangible asset acquisitions of which $2.0 million is due in 2014 and $4.0 million is due in 2015. There were no future payment obligations at December 31, 2012.

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

ZTE Enforcement Actions—On February 27, 2012, ContentGuard Holdings, Inc. (“ContentGuard”), a subsidiary of Pendrell, filed a patent infringement lawsuit against ZTE Corporation and ZTE (USA) Inc. (collectively “ZTE”) in the Eastern District of Virginia, in which ContentGuard alleged that the defendants have infringed and continue to infringe six of its patents by making, using, selling or offering for sale certain mobile communication and computing devices. The case was transferred to the federal court in the Southern District of California on May 18, 2012. ContentGuard requested a jury trial and is seeking injunctive relief, damages and pre-judgment and post-judgment interest. On February 12, 2013, ZTE filed petitions for inter partes review of the six asserted patents with the United States Patent and Trademark Office and moved to stay the action in the Southern District of California. ZTE filed IPR petitions on all six patents in suit, challenging the validity of 290 out of 310 claims. Subsequently, the Patent Trial and Appeal Board (“PTAB”) concluded that there was no merit to ZTE’s assertions of invalidity on 103 claims. As to the remaining claims, the PTAB will conduct an inter partes review, but over a significantly reduced set of unpatentability grounds than ZTE originally proposed in its petitions. The Company cannot anticipate the outcome of either the lawsuit or the United States Patent and Trademark Office review, including possible appeals.

On November 19, 2012, ContentGuard’s subsidiary, ContentGuard Europe GmbH, filed a patent infringement lawsuit against ZTE Corporation and ZTE Deutschland GmbH in Mannheim Regional Court in Germany, in which ContentGuard Europe GmbH alleged that the defendants have infringed and continue to infringe three of its patents by making, using, selling or offering for sale certain mobile communication and computing devices. An initial hearing on one of the patents was held in May 2013, with a follow up hearing scheduled for November 2013. Hearings on the other two patents are scheduled for January 2014. The Company cannot anticipate the timing or outcome of these suits.

J&J Arbitration—In March 2012, the Company asserted claims in arbitration in London against Jay and Jayendra (Pty) (“J&J Group”) to recover approximately $2.7 million in costs that J&J Group was required to reimburse the Company pursuant to a MEO satellite asset purchase agreement that was signed in April 2011. In May 2012, J&J Group counterclaimed for breach of contract, seeking approximately $1.2 million, plus attorney fees and costs. The arbitration was held in September 2012, and judgment was awarded in November 2012, in favor of the Company. J&J Group’s appeal of the arbitration award was rejected by a UK court in July 2013. The Company has commenced a collection action in South Africa (where J&J Group is domiciled), but due to the uncertainty of collection, the Company has not recognized the gain associated with the judgment.

8. Stock-based Compensation

The Company records stock-based compensation on stock options, stock appreciation rights, performance stock awards, performance cash awards, restricted stock awards, restricted stock unit awards and other stock awards based on the estimated fair value on the date of grant and recognizes compensation cost over the requisite service period for awards expected to vest.

The fair value of stock options and stock appreciation rights is estimated on the date of grant using the Black-Scholes option pricing model (“Black-Scholes Model”) based on the single option award approach. The fair value of restricted stock awards and restricted stock units is determined based on the number of shares granted and either the quoted market price of the Company’s Class A common stock on the date of grant for service-based and performance-based awards, or the fair value on the date of grant using the Monte Carlo Simulation model (“Monte Carlo Simulation”) for market-based awards. The fair value of stock options, restricted stock awards and restricted stock units with service conditions are amortized to expense on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of stock appreciation rights, restricted stock awards and restricted stock units with performance conditions deemed probable of being achieved is amortized to expense over the requisite service period using the straight-line method of expense recognition. The fair value of restricted stock awards and restricted stock units with performance and market conditions are amortized to expense over the requisite service period using the straight-line method of expense recognition.

Stock-based compensation expense included in the condensed consolidated statement of operations for the three and six months ended June 30, 2013 and 2012 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Stock options	$1,507	$1,058	$2,961	$1,974
Restricted stock awards (1)	2,141	684	4,157	1,106

Total stock-based compensation expense	$3,648	$1,742	$7,118	$3,080

(1)	Stock-based compensation expense for the three and six months ended June 30, 2013, includes $0.2 million and $0.4 million of expense, respectively, related to 250,000 Class A common stock restricted stock awards that are required to be treated as a liability. Stock-based compensation expense for both the three and six months ended June 30, 2012, includes $0.2 million arising from such awards. As of June 30, 2013, and December 31, 2012, $1.0 million and $0.6 million, respectively, were accrued for such awards.

Stock Options and Stock Appreciation Rights—The Company has granted stock options and stock appreciation rights (“SARs”) to employees, directors, consultants and/or advisors in connection with their service to the Company.

The Company’s stock option and SARs activity for the six months ended June 30, 2013 is summarized as follows:

	Number of shares of Class A common stock underlying options and SARs	Weighted average exercise price
Outstanding – December 31, 2012	28,485,375	$2.19
Granted (1)	1,127,000	$1.54
Exercised	(96,250)	$1.08
Forfeited	(28,750)	$1.44

Outstanding – June 30, 2013	29,487,375	$2.17

Exercisable – June 30, 2013	6,899,621	$2.64

Vested and expected to vest – June 30, 2013	28,406,811	$2.18

(1)	The stock options granted during the six months ended June 30, 2013 have a grant date fair value of $0.9 million and vest at a rate of 25% per year over four years.

Restricted Stock—The Company has granted restricted stock awards to employees and consultants in connection with their service to the Company. The Company’s stock grants can be categorized as either service-based awards, performance-based awards, and/or market-based awards.

The Company’s restricted stock activity for the six months ended June 30, 2013 is summarized as follows:

	Number of shares of Class A common stock underlying restricted stock awards	Weighted average fair value per share
Unvested – December 31, 2012	9,808,375	$1.84
Granted	738,598	$1.26
Vested	(3,599,012)	$1.87
Forfeited	(191,875)	$2.23

Unvested – June 30, 2013	6,756,086	$1.75

The restricted stock granted during the six months ended June 30, 2013 consists of the following:

	Number of shares of Class A common stock underlying restricted stock awards granted	Grant date fair value (in thousands)

Service-based	207,500	$320
Market-based	300,000	285
Shares issued as Board of Director compensation	231,098	324

Total restricted stock granted	738,598	$929

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

During the six months ended June 30, 2013, 2,780,164 market-based restricted stock awards vested as a result of the Company’s achievement of the market condition of an average closing stock price of $2.00 for 60 consecutive calendar days and 818,848 service-based restricted shares vested because of the achievement of service targets. Certain holders of the vested awards exercised their right to have net issuances, resulting in the Company repurchasing and/or cancelling 929,958 shares for a purchase price of $2.3 million to settle statutory employee taxes related to the vesting of the restricted stock awards. Of this purchase price, $0.8 million was charged to retained earnings and $1.5 million was charged to additional paid in capital.

9. Deconsolidation of Subsidiaries

After the sale of the MEO Assets during the first quarter of 2012, the Company’s only remaining satellite-related assets were owned by the International Subsidiaries. The Company determined that the most expeditious method of divesting the MEO Assets was a complete disposition of the International Subsidiaries into the Liquidating Trust.

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

The Company continued to accrue expenses associated with contractual obligations of the International Subsidiaries until the liabilities were transferred to the Liquidating Trust. During the six months ended June 30, 2012, the Company recorded general and administrative expenses related to the International Subsidiaries of $0.3 million. No general and administrative expenses were incurred during the three months ended June 30, 2012. Additionally, the Company recorded $1.2 million and $2.5 million of interest expense related to the contractual obligations of the International Subsidiaries during the three and six months ended June 30, 2012, respectively.

10. Gain on settlement of Boeing Litigation

The Company was in litigation with The Boeing Company, arising out of agreements with Boeing for the development and launch of its MEO satellites and related launch vehicles. In February 2009, the trial court entered judgment in the Company’s favor for approximately $603.2 million.

On April 13, 2012, the California Court of Appeal overturned the judgment. The reversal was the culmination of a three year Court of Appeal process. The Court of Appeal also ordered the Company to reimburse Boeing for its appellate costs, including the cost of an appellate bond, which would have been material.

On June 25, 2012, the Company settled its litigation against Boeing. As part of the settlement, the Company agreed to withdraw its petition for review to the California Supreme Court in exchange for a $10.0 million payment from Boeing and Boeing’s waiver of its right to appellate costs. The settlement agreement and mutual release between the Company and Boeing fully releases and discharges any and all claims between Boeing and the Company. As a result of the settlement agreement, the Company recorded a gain on litigation settlement of $10.0 million during the three and six months ended June 30, 2012.

11. Income Taxes

The Company anticipates it will not have a tax liability for fiscal 2013 and, therefore, has recorded no tax expense for the three and six months ended June 30, 2013. The Company recorded an income tax benefit of $0.3 million and $1.0 million for the three and six months ended June 30, 2012, respectively, primarily related to the expiration of the statute of limitations applicable to previously recorded uncertain tax positions related to the International Subsidiaries, including interest and penalties. The associated liabilities for uncertain tax positions were eliminated as part of the deconsolidation of the International Subsidiaries on June 29, 2012.

The disposal of the Company’s satellite assets generated net operating losses (“NOLs”) of approximately $2.4 billion, which the Company believes can be carried forward to offset taxable income for up to 20 years, subject to IRS loss recognition provisions. At June 30, 2013, $2.1 billion of NOLs were immediately available and begin to expire in 2025 and $0.3 billion were related to the International Subsidiaries and will not be available until five years following the disposition of the International Subsidiaries by the Liquidating Trust.

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

Tax Benefits Preservation Plan—Effective January 29, 2010, the Board of Directors adopted the Tax Benefits Preservation Plan to help the Company preserve its ability to utilize fully its NOLs, to preserve potential future NOLs, and to thereby reduce potential future federal income tax obligations. If the Company experiences an “ownership change,” as defined in Section 382 of the Internal Revenue Code, the Company’s ability to use the NOLs could be significantly limited.

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

Holders of 4.9% or more of the Company’s securities outstanding as of the close of business on January 29, 2010 will not trigger the Tax Benefits Plan so long as they do not (i) acquire additional securities constituting one-half of one percent (0.5%) or more of the Company’s securities outstanding as of the date of the Tax Benefits Plan (as adjusted to reflect any stock splits, subdivisions and the like), or (ii) fall under 4.9% ownership of the Company’s securities and then re-acquire securities that increase their ownership to 4.9% or more of the Company’s securities. The Board of Directors may exempt certain persons whose acquisition of securities is determined by the Board of Directors not to jeopardize the Company’s tax benefits or to otherwise be in the best interest of the Company and its shareholders. The Board of Directors may also exempt certain transactions.

12. Income (Loss) per Share

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

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net income (loss) attributable to Pendrell	$(15,822)	$62,173	$(28,188)	$60,336

Weighted average common shares outstanding	265,490,902	261,086,610	265,423,396	260,775,658
Less: weighted average unvested restricted stock awards	(4,109,148)	(4,492,215)	(4,459,067)	(4,418,664)

Shares used for computation of basic income (loss) per share	261,381,754	256,594,395	260,964,329	256,356,994
Add back: weighted average unvested restricted stock awards and units	—	4,492,215	—	4,418,664
Add back: dilutive stock options and stock appreciation rights	—	2,348,736	—	3,620,208

Shares used for computation of diluted income (loss) per share(1)	261,381,754	263,435,346	260,964,329	264,395,866

Basic income (loss) per share attributable to Pendrell	$(0.06)	$0.24	$(0.11)	$0.24

Diluted income (loss) per share attributable to Pendrell	$(0.06)	$0.24	$(0.11)	$0.23

(1)	Stock options, stock appreciation rights, restricted stock awards and units totaling 36,243,461 for the three and six months ended June 30, 2013, and 11,837,264 and 10,565,792 for the three and six months ended June 30, 2012 respectively, were excluded from the calculation of diluted income (loss) per share as their inclusion was anti-dilutive. Warrants totaling 3,172,110 were also excluded from the calculation for the three and six months ended June 30, 2012. These warrants were exercised in November and December of 2012 and are now reflected as shares outstanding.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying notes included elsewhere in this quarterly report and the audited consolidated financial statements and notes included in our 2012 Form 10-K.

Special Note Regarding Forward-Looking Statements

With the exception of historical facts, the statements contained in this management’s discussion and analysis are “forward-looking” statements. All of these forward-looking statements are subject to risks and uncertainties that could cause the actual results of Pendrell Corporation (“Pendrell,” together with its consolidated subsidiaries, “us” or we”) to differ materially from those contemplated by the relevant forward-looking statements. Factors that might cause or contribute to such a difference include, but are not limited to, those discussed in the section entitled “Risk Factors” (Part II, Item 1A of this Form 10-Q) and elsewhere in this quarterly report. The forward-looking statements included in this document are made only as of the date of this report, and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

Overview

We invest in, acquire and develop businesses with unique technologies that are often protected by intellectual property (“IP”) rights, and that present the opportunity to address large, global markets. Our subsidiaries focus on licensing the IP rights they hold to third parties and pursuing relevant product opportunities. We continuously evaluate the retention and disposition of our existing investments, and frequently investigate new investment and business acquisition opportunities. Our operating subsidiaries hold more than 1,600 issued U.S. and foreign patents. Sixteen new patents have been issued to us in 2013.

In the ordinary course of business, we derive operating revenue from IP monetization and commercialization activities, including patent licensing and patent sales. We also advise our clients on various IP strategies and transactions through our advisory subsidiary, for which we earn advisory fees.

During the second quarter of 2013, we were actively engaged in licensing negotiations in connection with our digital media and wireless technologies IP portfolios. While no material licensing transactions were consummated during the second quarter, we believe that we made significant progress in our ongoing licensing and litigation efforts and we launched a new licensing program for the digital cinema industry. We also invested considerable efforts during the second quarter to pursue new investment and acquisition opportunities, both inside and outside the IP market.

Due to the complex and technical nature of licensing discussions, we cannot predict if or when license agreements will be completed. We therefore expect that our revenues will continue to be uneven from quarter to quarter. Ultimately, we expect to add new licensees to our existing list of licensees, which includes Casio Hitachi Mobile Communications, Fujitsu Limited, LG Electronics, Microsoft Corporation, Nokia, Panasonic, Pantech, Sharp, Sony, and Toshiba. These entities are licensed to some, but not all, of our patent portfolios. Companies such as Apple, Samsung, HTC, RIM, Huawei, Motorola, Kyocera and ZTE are not licensed to any of our portfolios. Additionally, certain of our existing licensees manufacture or distribute products or services that are not covered by their existing licenses.

If licensing negotiations are not successfully concluded on what we believe are fair and reasonable terms, we may initiate litigation to protect the value of our IP. For instance, our litigation against ZTE Corporation is ongoing, through which we intend to obtain fair and reasonable payment for what we believe is ZTE’s use of our patented inventions. An initial hearing on one of the patents was held in May 2013 in Mannheim, Germany, with a follow up hearing scheduled for November 2013. Hearings in Germany on the other patents are scheduled for January 2014.

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

During the first quarter of 2013, we acquired from Nokia Corporation 125 patents and patent applications worldwide, 81 of which have been declared by Nokia to be essential to standards that are applicable to memory and storage technologies used in electronic devices. We intend to license these patents to manufacturers, distributors and users of memory and storage technologies, while continuing the innovation efforts of Nokia through a new wholly owned subsidiary.

In addition, in February 2013, we acquired a 68.75% interest in Provitro Biosciences LLC, which continues to develop the Provitro™ proprietary micro-propagation technology that facilitates the production on a commercial scale of certain plants, notably timber bamboo. We continue to formulate a strategy for commercialization.

2012 Events

During 2012 we completed our exit from the satellite business, which included (i) the receipt of the final payment associated with the sale of our interests in DBSD North America, Inc. and our subsidiaries to DISH Network Corporation, (ii) the sale of our medium earth orbit (“MEO”) satellite assets (“MEO Assets”) that had been in storage for nominal consideration, (iii) the transfer of our in-orbit MEO satellite (“F2”) to a new operator who assumed responsibility for all F2 operating costs effective April 1, 2012, (iv) the sale of our property in Brazil , and (v) the June 29, 2012 deconsolidation of our MEO-related international subsidiaries (“International Subsidiaries”). Our exit from the satellite business generated approximately $2.4 billion in net operating losses (“NOLs”) which, subject to Internal Revenue Code loss recognition provisions, we believe can be carried forward to offset taxable income for up to 20 years.

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

Our patent licensing agreements typically provide for the payment of contractually determined upfront license fees representing all or a majority of the revenues that will be generated from such agreements for nonexclusive, nontransferable, limited duration licenses. These agreements typically grant (i) a non-exclusive license to make, sell, distribute, and use certain specified products that read on our patents, (ii) a covenant not to enforce patent rights against the licensee based on such activities, and (iii) the release of the licensee from certain claims.

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

Patent administration, litigation and related costs—Patent administration, litigation and related costs are comprised of patent-related maintenance, prosecution, and enforcement costs incurred to maintain our patents. In periods where there is licensing revenue, these costs include costs associated with generating such licensing revenue. Similarly, in periods where patent sales occur, these costs include the remaining net book value and other related costs associated with the sold patents.

Research and Development. We incur costs associated with research and development activities and expense the costs in the period incurred. Research and development expenses during the period were immaterial and are included in general and administrative expenses.

New Accounting Pronouncements

In February 2013, the FASB issued Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“Update No. 2013-02”). Update No. 2013-02 amended existing guidance by requiring additional disclosure either on the face of the income statement or in the notes to the financial statements of significant amounts reclassified out of accumulated other comprehensive income. Update No. 2013-02 is effective for reporting periods beginning after December 15, 2012. The adoption of this statement during the six months ended June 30, 2013, did not have a material impact on our financial position, results of operations or cash flows.

Results of Operations

The activities of Provitro from the acquisition date though June 30, 2013, have been included in our condensed consolidated statement of operations for the three and six months ended June 30, 2013. The assets and liabilities of Provitro were measured at fair value as of the acquisition date and included in our condensed consolidated balance sheet at June 30, 2013. The acquisition did not have a material impact on our financial position, results of operations or cash flows.

The following table is provided to facilitate the discussion of our results of operations for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue	$802	$20,793	$11,794	$24,492
Patent administration, litigation and related costs	2,447	1,846	11,948	3,409
General and administrative expenses	7,427	8,335	14,805	15,355
Stock-based compensation	3,648	1,742	7,118	3,080
Amortization of intangibles	4,019	3,579	7,715	6,293
Interest income	37	59	80	120
Interest expense	66	1,233	66	2,483
Gain on deconsolidation of subsidiaries	—	48,685	—	48,685
Gain on settlement of Boeing litigation	—	10,000	—	10,000
Gain (loss) associated with disposition of assets	—	(42)	—	5,603
Other income (expense)	(15)	115	(45)	1,364
Income tax benefit	—	291	—	1,004

Revenue. Revenue of $0.8 million for the three months ended June 30, 2013 decreased by $20.0 million, as compared to $20.8 million for the three months ended June 30, 2012 primarily due to the absence of any material licensing revenue earned during the second quarter of 2013.

Revenue of $11.8 million for the six months ended June 30, 2013 decreased by $12.7 million, or 51.8%, as compared to $24.5 million for the six months ended June 30, 2012, also due primarily to the absence of licensing revenue, but partially offset by sales of certain patent portfolios that were not part of existing licensing programs.

Patent Administration, Litigation and Related Costs. Patent administration, litigation and related costs of $2.4 million for the three months ended June 30, 2013 increased by $0.6 million, or 32.6%, as compared to $1.8 million for the three months ended June 30, 2012 primarily due to an increase in patent maintenance and prosecution expenses associated with the increased number of patents owned in 2013.

Patent administration, litigation and related costs of $11.9 million for the six months ended June, 2013 increased by $8.5 million, as compared to $3.4 million for the six months ended June 30, 2012. The increase was primarily due to an obligation to pay $7.4 million of the net proceeds from certain patent sales to a third party. The remaining $1.1 million increase was due to patent maintenance and prosecution expenses associated with the increased number of patents owned in 2013 as compared to 2012.

In future periods, costs of patents sold as a percentage of revenues may vary significantly based on the structure utilized to acquire the related patents.

General and Administrative Expenses. General and administrative expenses are primarily comprised of personnel costs, legal and professional fees, acquisition investigation costs and general office related costs.

General and administrative expenses of $7.4 million for the three months ended June 30, 2013 decreased by $0.9 million, or 10.9%, as compared to $8.3 million for the three months ended June 30, 2012. The decrease was primarily due to (i) $1.4 million reduction in legal expenses, primarily due to fees incurred in the Boeing litigation in 2012, (ii) $0.4 million reduction in professional fees, and (iii) $0.3 million reduction in personnel related costs partially offset by $1.2 million related to operating expenses of Provitro which was acquired in February 2013.

General and administrative expenses of $14.8 million for the six months ended June 30, 2013 decreased by $0.6 million, or 3.6%, as compared to $15.4 million for the six months ended June 30, 2012. The decrease was primarily due to (i) $1.6 million reduction in legal expenses, primarily due to fees incurred in the Boeing litigation in 2012, (ii) a $0.8 million reduction in professional fees and other office related expenses, and (iii) $0.3 million of costs incurred by the International Subsidiaries in 2012 partially offset by (a) $1.7 million related to operating expenses of Provitro and (b) $0.4 million of acquisition related expenses associated with the Provitro acquisition.

Stock-based Compensation. Stock-based compensation of $3.6 million for the three months ended June 30, 2013 increased by $1.9 million, as compared to $1.7 million for the three months ended June 30, 2012. The increase was due to $1.2 million related to the addition of executives to the Pendrell team and the granting of stock options and restricted stock to employees during 2012 and $0.7 million of incremental expense due to the August 2012 modification of restricted stock, which added alternative vesting criteria to 3,175,000 shares previously outstanding.

Stock-based compensation of $7.1 million for the six months ended June 30, 2013 increased by $4.0 million, as compared to $3.1 million for the six months ended June 30, 2012. The increase was due to $2.7 million related to the addition of executives to the Pendrell team and the granting of stock options and restricted stock to employees during 2012 and $1.3 million of incremental expense due to the August 2012 modification of restricted stock.

Amortization of Intangible Assets. Amortization of intangible assets of $4.0 million for the three months ended June 30, 2013 increased by $0.4 million, or 12.3%, as compared to $3.6 million for the three months ended June 30, 2012 primarily due to the acquisition of intangible assets during the first quarter of 2013.

Amortization of intangible assets of $7.7 million for the six months ended June 30, 2013 increased by $1.4 million, or 22.6%, as compared to $6.3 million for the six months ended June 30, 2012, primarily due to the acquisition of intangible assets during 2012 and the first quarter of 2013.

Interest Income. Interest income for the three and six months ended June 30, 2013 and 2012 was nominal and primarily related to interest earned on money market funds.

Interest Expense. Interest expense for the three and six months ended June 30, 2013 consists of interest expense resulting from the installment payment obligations associated with property and intangible asset acquired during 2013. Interest expense for the three and six months ended June 30, 2012 consisted primarily of interest costs resulting from capital lease obligations associated with certain of our MEO gateway sites prior to their deconsolidation as a result of the transfer of the International Subsidiaries to the Liquidating Trust on June 29, 2012.

Gain on Deconsolidation of Subsidiaries. During the three and six months ended June 30, 2012, we transferred our International Subsidiaries to the Liquidating Trust and recognized a gain of $48.7 million on deconsolidation as a result of eliminating $61.9 million of liabilities associated with the International Subsidiaries, including liabilities for uncertain tax positions, net of cumulative translation adjustment losses of $12.7 million related to the International Subsidiaries.

Gain on Settlement of Boeing Litigation. On June 25, 2012, we settled our litigation against Boeing in exchange for $10.0 million, which we reflected as a gain on litigation settlement for the six months ended June 30, 2012.

Gain Associated with Disposition of Assets. During the six months ended June 30, 2012, we recognized a $5.6 million gain associated with the disposition of real property and MEO satellite related gateway equipment we owned in Brazil.

Other Income (expense). Other expense for the three and six months ended June 30, 2013 was due to losses on foreign currency transactions.

Other income for the three months ended June 30, 2012, was primarily due to gains on foreign currency transactions. Other income for the six months ended June 30, 2012 was due to the release of a $0.8 million liability associated with our prior ownership of the MEO Assets (sold during the three months ended March 31, 2012) and gains on foreign currency transactions.

Income Tax Benefit. We anticipate that we will not have a tax liability for fiscal 2013 and, therefore, we recorded no tax expense in the three and six months ended June 30, 2013. Income tax benefit of $0.3 million and $1.0 million for the three and six months ended June 30, 2012, respectively, was primarily due to the expiration of the statute of limitations associated with previously recorded uncertain tax positions related to the International Subsidiaries, including interest and penalties. The associated liabilities for uncertain tax positions were eliminated as part of the deconsolidation of the International Subsidiaries on June 29, 2012.

Liquidity and Capital Resources

Overview. As of June 30, 2013, we had cash and cash equivalents of $197.8 million. Our primary expected cash needs for the next twelve months include ongoing operating costs associated with commercialization of our IP assets, expenses associated with the operations of Provitro, expenses in connection with legal proceedings and other general corporate purposes. We also expect to use our cash, and may incur debt or issue equity, to acquire or invest in other businesses or assets.

We believe our current balances of cash and cash equivalents and cash flows from operations will be adequate to meet our liquidity needs for the foreseeable future. Cash and cash equivalents in excess of our needs are held in interest bearing accounts with financial institutions.

Cash Flows. The following table is provided to facilitate the discussion of our liquidity and capital resources for the six months ended June 30, 2013 and 2012 (in thousands).

	Six months ended June 30,
	2013	2012
Net cash provided by (used in):
Operating activities	$(2,399)	$(6,328)
Investing activities	(11,370)	(13,408)
Financing activities	(2,189)	520
Effect of foreign exchange rate changes on cash	—	717

Net decrease in cash and cash equivalents	(15,958)	(18,499)
Cash and cash equivalents – beginning of period	213,753	230,377

Cash and cash equivalents – end of period	$197,795	$211,878

The decrease in cash and cash equivalents for the six months ended June 30, 2013 of $16.0 million was primarily due to the acquisition of Nokia’s portfolio of memory and storage technology patents and the acquisition of a controlling interest in Provitro.

For the six months ended June 30, 2013, the $2.4 million of cash used in operating activities consisted primarily of our net loss of $29.8 million adjusted for various non-cash items, including (i) $7.7 million of amortization expense associated with patents and other intangibles, (ii) $7.1 million of stock-based compensation expense and (iii) $1.4 million of amortized prepaid compensation expense associated with the acquisition of Ovidian Group in June 2011, partially offset by $9.0 million of cash collected from various receivables and a $2.0 million increase in accrued expenses.

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

For the six months ended June 30, 2013, the $11.4 million of cash used in investing activities was primarily due to $9.2 million for our acquisition of Provitro and $2.2 million for the acquisition of property and intangible assets. For the six months ended June 30, 2012, the $13.4 million of cash used in investing activities was primarily due to the acquisition of various assets, partially offset by cash received from DISH Network and from the sale of real property in Brazil.

For the six months ended June 30, 2013, cash used in financing activities consisted of the payment of statutory taxes related to vesting of restricted stock awards, partially offset by proceeds from the exercise of stock options. During the six months ended June 30, 2012, proceeds from the exercise of stock options exceeded the amount paid for statutory taxes related to vesting of restricted stock awards.

Contractual Obligations. Our primary contractual obligations relate to installment purchases of property and intangible assets as well as operating lease agreements for our office locations in Kirkland, Washington, El Segundo, California and Berkeley, California. Our contractual obligations as of June, 2013 were as follows (in millions):

	Years ending December 31,
	Total	2013	2014-2015	2016-2017	2018 and Thereafter
Purchase obligations	$6.0	$—	$6.0	$—	$—
Operating lease obligations	3.3	0.4	1.3	0.9	0.7

Total	$9.3	$0.4	$7.3	$0.9	$0.7

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

We have assessed our vulnerability to certain market risks, including interest rate risk associated with our accounts receivable, accounts payable, other liabilities, and cash and cash equivalents and foreign currency risk associated with our cash held in foreign currencies.

As of June 30, 2013, our cash and investment portfolio consisted of both cash and money market funds, with a fair value of $197.8 million. The primary objective of our investments in money market funds is to preserve principal, while optimizing returns and minimizing risk, and our policies require, at the time of purchase, that we make these investments in short-term, high rated securities which currently yield between zero to 20 basis points.

June 30, 2013 (in thousands)
Cash	$22,912
Money market funds	174,883

$197,795

Our primary foreign currency exposure relates to cash balances in foreign currencies. Due to the small balances we hold, we have determined that the risk associated with foreign currency fluctuations is not material to us.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures as of June 30, 2013 and have concluded that these disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e)) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2013 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

ZTE Enforcement Actions

On February 27, 2012, ContentGuard Holdings, Inc. (“ContentGuard”), a subsidiary of Pendrell, filed a patent infringement lawsuit against ZTE Corporation and ZTE (USA) Inc. (collectively “ZTE”) in the Eastern District of Virginia, in which ContentGuard alleged that the defendants have infringed and continue to infringe six of its patents by making, using, selling or offering for sale certain mobile communication and computing devices. The case was transferred to the federal court in the Southern District of California on May 18, 2012. ContentGuard requested a jury trial and is seeking injunctive relief, damages and pre-judgment and post-judgment interest. On February 12, 2013, ZTE filed petitions for inter partes review of the six asserted patents with the United States Patent and Trademark Office and moved to stay the action in the Southern District of California. ZTE filed IPR petitions on all six patents in suit, challenging the validity of 290 out of 310 claims. Subsequently, the Patent Trial and Appeal Board (“PTAB”) concluded that there was no merit to ZTE’s assertions of invalidity on 103 claims. As to the remaining claims, the PTAB will conduct an inter partes review, but over a significantly reduced set of unpatentability grounds than ZTE originally proposed in its petitions. We cannot anticipate the outcome of either the lawsuit or the United States Patent and Trademark Office review, including possible appeals.

On November 19, 2012, ContentGuard’s subsidiary, ContentGuard Europe GmbH, filed a patent infringement lawsuit against ZTE Corporation and ZTE Deutschland GmbH in Mannheim Regional Court in Germany, in which ContentGuard Europe GmbH alleged that the defendants have infringed and continue to infringe three of its patents by making, using, selling or offering for sale certain mobile communication and computing devices. An initial hearing on one of the patents was held in May 2013, with a follow up hearing scheduled for November 2013. Hearings on the other two patents are scheduled for January 2014. We cannot anticipate the timing or outcome of these suits.

J&J Arbitration

In March 2012, we asserted claims in arbitration in London against Jay and Jayendra (Pty) (“J&J Group”), a South African corporation, to recover approximately $2.7 million in costs that J&J Group was required to reimburse to us pursuant to a MEO satellite asset purchase agreement that was signed in April 2011. In May 2012, J&J Group counterclaimed for breach of contract, seeking approximately $1.2 million, plus attorney fees and costs. The arbitration was held in September 2012, and judgment was awarded in November 2012, in our favor for approximately $4.0 million, which included our requested reimbursement plus costs and fees of approximately $1.3 million. J&J Group’s appeal of the arbitration award was rejected by a UK court in July 2013. We have commenced a collection action in South Africa (where J&J Group is domiciled), but due to the uncertainty of collection, we have not recognized the gain associated with the judgment. We cannot anticipate the timing or outcome of the proceedings against J&J Group.

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

Our licensing business depends on sustaining and growing our IP licensing revenue. IP licensing revenues are dependent on our ability to enter into new license agreements with, or otherwise enforce our intellectual property rights against, users of our patented inventions. If users refuse to sign or renew license agreements, we may need to resort to litigation or other measures to compel the payment of fair consideration, which may or may not be effective. This risk applies not only to new license agreements, but to certain existing license agreements that have fixed expiration dates. If we fail to sign or renew license agreements on terms that are favorable to us, our business opportunity could be negatively impacted.

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

Our licensing cycle is lengthy, and our licensing efforts may be unsuccessful.

The process of licensing to customers can be lengthy. We expect to incur significant marketing, legal and sales expenses prior to entering into license agreements and generating license revenues. We will also spend considerable resources educating prospective licensees on the benefits of a license arrangement with us. As such, we may incur significant losses in any particular period before any associated revenue stream begins. Moreover, if our portfolio is not demonstrably applicable to prospective licensees’ products or services, whether due to poor quality, lack of breadth or otherwise, parties may refuse to enter into license agreements.

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

Challenges to the validity or enforceability of our key patents could significantly harm our business.

Our assets include patents that are integral to our business and revenues. Prospective licensees or competitors may challenge the validity, scope, enforceability and ownership of our patents. Their challenges may include review requests in the relevant patent and trademark office. Review proceedings are costly and time-consuming, and we cannot predict their outcome or consequences. Such proceedings may narrow the scope of our claims or may cancel some or all of our claims. If some or all of our patent claims are canceled, we could be prevented from enforcing or earning future revenues from such patents. Even if our claims are not canceled, enforcement actions against alleged infringers may be stayed pending resolution of reviews, or courts or tribunals reviewing our patent claims could make findings adverse to our interests based on facts presented in review proceedings. Irrespective of outcome, review challenges may result in substantial legal expenses and diversion of management’s time and attention away from our other business operations. Adverse decisions could limit the value of our inventions or result in a loss of our proprietary rights, which could negatively impact our stock price, our results of operations, our cash flows, our business and our financial position.

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

Our success in review and enforcement proceedings relies in part on the uniform and historically consistent application of patent laws and regulations. The courts’ interpretations of patent laws and regulations continue to evolve, and the courts may continue to alter or refine their application of laws and regulations. Changes or potential changes in judicial interpretation could have a negative impact on our ability to monetize our patent rights.

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

The average trading volume of our Class A common stock is low in relation to the number of outstanding shares of Class A common stock. As a result, the market price of our Class A common stock could decline as a result of sales of a large number of shares. These sales might also make it more difficult for us to sell shares in the future at a time and price that we deem appropriate.

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

Date	Title	Number of shares
June 6, 2013	Class A common stock	468,374

Item 6.	Exhibits

Ex. 31.1*	Certification of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

Ex. 31.2*	Certification of the principal accounting and financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

Ex. 32.1**	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

Ex. 101**	The following financial information from Pendrell Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENDRELL CORPORATION (Registrant)

Date: August 2, 2013	By:	/S/ DAVID H. RINN
David H. Rinn Vice President and Chief Financial Officer Authorized Officer and Principal Financial Officer