Form 10-Q
period 2013-09-30
Pendrell Corp
filed 2013-11-01
CIK 1359555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of October 25, 2013, the registrant had 212,384,662 shares of Class A common stock and 53,660,000 shares of Class B convertible common stock outstanding.

PENDRELL CORPORATION

FORM 10-Q

For the three and nine months ended September 30, 2013

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Pendrell Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$191,028	$213,753
Accounts receivable, net of allowance for doubtful accounts of $0 in both periods	493	8,471
Other receivables – net of reserve $2,750 in both periods	68	856
Prepaid expenses and other current assets	1,739	689

Total current assets	193,328	223,769
Property in service – net of accumulated depreciation of $722 and $464, respectively	3,851	946
Other assets	75	67
Intangible assets – net of accumulated amortization of $27,212 and $15,456, respectively	143,747	135,424
Goodwill	21,725	21,209

Total	$362,726	$381,415

LIABILITIES, STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS
Current liabilities:
Accounts payable	$524	$285
Accrued expenses	6,223	2,382
Other liabilities	2,600	647

Total current liabilities	9,347	3,314
Deferred tax liability	1,488	1,488
Other non-current liabilities	4,957	753

Total liabilities	15,792	5,555

Commitments and contingencies (Note 7)
Stockholders’ equity and noncontrolling interests:
Preferred stock, $0.01 par value, 75,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.01 par value, 900,000,000 shares authorized, 270,086,095 and 269,450,966 shares issued, 212,317,203 and 211,682,074 shares outstanding	2,124	2,118
Class B convertible common stock, $0.01 par value, 150,000,000 shares authorized, 84,663,382 shares issued and 53,660,000 shares outstanding	537	537
Additional paid-in capital	1,938,875	1,929,526
Accumulated deficit	(1,607,347)	(1,563,999)

Total Pendrell stockholders’ equity	334,189	368,182

Noncontrolling interests	12,745	7,678

Total stockholders’ equity and noncontrolling interests	346,934	375,860

Total	$362,726	$381,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue	$781	$1,023	$12,575	$25,515
Operating expenses:
Patent administration, litigation and related costs	1,912	1,360	13,860	4,769
General and administrative	6,933	7,109	21,738	22,464
Stock-based compensation	2,883	1,768	10,001	4,848
Amortization of intangible assets	4,090	3,589	11,805	9,882

Total operating expenses	15,818	13,826	57,404	41,963

Operating income (loss)	(15,037)	(12,803)	(44,829)	(16,448)
Interest income	24	58	104	178
Interest expense	(63)	—	(129)	(2,483)
Gain on deconsolidation of subsidiaries	—	—	—	48,685
Gain on settlement of Boeing litigation	—	—	—	10,000
Gain (loss) associated with disposition of assets	—	(4)	—	5,599
Other income (expense)	5	220	(40)	1,584

Income (loss) before income taxes	(15,071)	(12,529)	(44,894)	47,115
Income tax benefit	—	—	—	1,004

Net income (loss)	(15,071)	(12,529)	(44,894)	48,119
Net loss attributable to noncontrolling interests	(843)	(380)	(2,478)	(68)

Net income (loss) attributable to Pendrell	$(14,228)	$(12,149)	$(42,416)	$48,187

Basic income (loss) per share attributable to Pendrell	$(0.05)	$(0.05)	$(0.16)	$0.19

Diluted income (loss) per share attributable to Pendrell	$(0.05)	$(0.05)	$(0.16)	$0.18

Weighted average shares outstanding used to compute basic income (loss) per share	263,089,771	256,741,845	261,680,596	256,486,019
Weighted average shares outstanding used to compute diluted income (loss) per share	263,089,771	256,741,845	261,680,596	263,772,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income (loss)	$(15,071)	$(12,529)	$(44,894)	$48,119
Other comprehensive income (loss):
Cumulative translation adjustments	—	—	—	(1,019)
Reclassification of cumulative translation adjustment loss included in net income	—	—	—	12,679

Comprehensive income (loss)	(15,071)	(12,529)	(44,894)	59,779
Comprehensive loss attributable to noncontrolling interests	843	380	2,478	68

Comprehensive income (loss) attributable to Pendrell	$(14,228)	$(12,149)	$(42,416)	$59,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Condensed Consolidated Statements Changes in Stockholders’ Equity

(In thousands, except share data, unaudited)

	Common stock			Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Accumulated deficit	Stockholders’ equity	Noncontrolling interests	Total
	Class A shares	Class B shares	Amount
Balance, December 31, 2011	206,696,021	53,660,000	$3,497	$2,794,970	$(877,833)	$(11,660)	$(1,603,941)	$305,033	$7,745	$312,778
Vesting of Class A common stock issued for Ovidian acquisition	—	—	—	1,892	—	—	—	1,892	—	1,892
Issuance of Class A common stock from exercise of stock options and warrants	590,375	—	6	734	—	—	—	740	—	740
Class A common stock withheld at vesting to cover statutory tax obligations	(88,056)	—	(1)	—	(219)	—	—	(220)	—	(220)
Stock-based compensation and issuance of restricted stock, net of forfeitures	(315,382)	—	15	4,601	6	—	—	4,622	—	4,622
Other comprehensive income	—	—	—	—	—	11,660	—	11,660	—	11,660
Net income (loss)	—	—	—	—	—	—	48,187	48,187	(68)	48,119

Balance, September 30, 2012	206,882,958	53,660,000	$3,517	$2,802,197	$(878,046)	$—	$(1,555,754)	$371,914	$7,677	$379,591

Balance, December 31, 2012	211,682,074	53,660,000	$2,655	$1,929,526	$—	$—	$(1,563,999)	$368,182	$7,678	$375,860
Vesting of Class A common stock issued for Ovidian acquisition	—	—	—	1,148	—	—	—	1,148	—	1,148
Issuance of Class A common stock from exercise of stock options and warrants	98,750	—	1	104	—	—	—	105	—	105
Class A common stock withheld at vesting to cover statutory tax obligations	(567,728)	—	(6)	(1,722)	—	—	(932)	(2,660)	—	(2,660)
Stock-based compensation and issuance of restricted stock, net of forfeitures	1,104,107	—	11	9,819	—	—	—	9,830	—	9,830
Noncontrolling interest in Provitro	—	—	—	—	—	—	—	—	7,545	7,545
Net loss	—	—	—	—	—	—	(42,416)	(42,416)	(2,478)	(44,894)

Balance, September 30, 2013	212,317,203	53,660,000	$2,661	$1,938,875	$—	$—	$(1,607,347)	$334,189	$12,745	$346,934

The accompanying notes are an integral part of these condensed consolidated financial statements

Pendrell Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Nine months ended September 30,
	2013	2012
Operating activities:
Net income (loss) including noncontrolling interests	$(44,894)	$48,119
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	10,001	4,848
Amortization of prepaid compensation from Ovidian Group acquisition	2,073	2,261
Amortization of intangibles	11,805	9,882
Depreciation	339	152
Unrealized foreign exchange gains	(8)	(442)
Non-cash cost of patents monetized	252	—
Gain on deconsolidation of subsidiaries	—	(48,685)
Gain associated with disposition of assets	—	(5,599)
Other	176	—
Other changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	8,037	(9,551)
Other receivables	788	248
Prepaid expenses and other current/non-current assets	(125)	(365)
Accounts payable	(51)	674
Accrued interest payable	—	1,704
Other accrued liabilities	2,935	(6,144)

Net cash used in operating activities	(8,672)	(2,898)

Investing activities:
Purchases of property and intangible assets	(2,294)	(29,372)
Proceeds associated with disposition of assets	—	15,647
Acquisition of Provitro, net of cash acquired	(9,204)	—

Net cash used in investing activities	(11,498)	(13,725)

Financing activities:
Proceeds from exercise of stock options	105	740
Payment of statutory taxes for stock awards	(2,660)	(220)

Net cash provided by (used in) financing activities	(2,555)	520

Effect of foreign exchange rate changes on cash	—	725

Net decrease in cash and cash equivalents	(22,725)	(15,378)
Cash and cash equivalents – beginning of period	213,753	230,377

Cash and cash equivalents – end of period	$191,028	$214,999

Supplemental disclosures:
Income taxes paid	$—	$2,156
Income taxes received	745	—
Supplemental disclosures of non-cash investing and financing activities:
Accrued obligations for purchases of property and intangible assets	5,573	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Nature of Business

These condensed consolidated financial statements include the accounts of Pendrell Corporation (“Pendrell”) and its consolidated subsidiaries (collectively referred to as the “Company”). The Company, through its consolidated subsidiaries, invests in, acquires and develops businesses with unique technologies that are often protected by intellectual property (“IP”) rights, and that present the opportunity to address large, global markets. The Company’s subsidiaries focus on licensing the IP rights they hold to third parties and pursuing relevant product opportunities. The Company continuously evaluates its existing investments to determine whether retention or disposition is appropriate, and frequently investigates new investment and business acquisition opportunities. The Company also advises its clients on various IP strategies and transactions through its IP advisory subsidiary.

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

Principles of Consolidation— The consolidated financial statements of the Company include the assets and liabilities of its wholly-owned subsidiaries and subsidiaries it controls or in which it has a controlling financial interest. Noncontrolling interests on the consolidated balance sheets include third-party investments in entities that the Company consolidates, but does not wholly own. Noncontrolling interests are classified as part of equity and the Company allocates net income (loss), other comprehensive income (loss) and other equity transactions to its noncontrolling interests in accordance with their applicable ownership percentages. All intercompany transactions and balances have been eliminated in consolidation. All information in these financial statements is in U.S. dollars.

Use of Estimates— The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates.

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

New Accounting Pronouncements—In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-11, Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“Update No 2013-11”). Update No. 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. Update No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. Update No. 2013-11 can be applied prospectively to all unrecognized tax benefits with retrospective application permitted. The retroactive adoption of this statement on January 1, 2013, did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2013, the FASB issued Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“Update No. 2013-02”). Update No. 2013-02 amended existing guidance by requiring additional disclosure either on the face of the income statement or in the notes to the financial statements of significant amounts reclassified out of accumulated other comprehensive income. Update No. 2013-02 is effective for reporting periods beginning after December 15, 2012. The adoption of this statement on January 1, 2013, did not have a material impact on the Company’s financial position, results of operations or cash flows.

3. Business Combinations

On February 21, 2013, the Company acquired a 68.75% interest in Provitro Biosciences LLC (“Provitro”). Accordingly, the activities of Provitro from the acquisition date though September 30, 2013, have been included in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2013. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs associated with the acquisition of Provitro of $0.4 million, are included in general and administrative expenses. The Company is continuing to develop the Provitro™ technology and formulating its strategy for commercialization.

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

These allocations were based on fair value estimates as of the closing date of the acquisition and are included in the Company’s consolidated balance sheet at September 30, 2013. The Company used the cost approach to value the $12.9 million of definite-lived intangible assets related to the developed Provitro™ technology. The Company has determined that the expected period of benefit of the developed technology is approximately ten years. Future adjustments may modify the purchase accounting during the measurement period which is not to exceed one year from the acquisition date.

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

During the nine months ended September 30, 2013, the Company expanded its patent holdings through the acquisition of additional patents covering memory and storage technologies for electronic devices. During 2012, the Company acquired patent portfolios covering wireless handset and infrastructure technologies, e-commerce, mobile applications, video delivery, security, and other technologies.

During the nine months ended September 30, 2013, the Company sold patents in several transactions and has included the gross proceeds in revenue. Cost associated with the patents sold, including any remaining net book value, are included in patent administration, litigation and related costs. Certain of the patents sold were subject to an obligation to pay a substantial portion of the net proceeds to a third party. In future periods, these third party payments as a percentage of revenues may vary significantly based on the structure utilized for any given acquisition.

The net effect of the patent acquisitions and divestures, including the issuance of more than twenty additional patents since the beginning of 2013, resulted in the Company, through its subsidiaries, holding more than 1,600 issued patents worldwide, with additional patent applications pending.

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

5. Accrued expenses

The following table summarizes accrued expenses (in thousands):

	September 30, 2013	December 31, 2012
Accrued payroll and related expenses	$3,657	$1,092
Accrued legal, professional and other expenses	2,566	1,290

	$6,223	$2,382

6. Other liabilities

From time to time the Company agrees to make contingent and non-contingent future payments in connection with acquisition transactions. The Company recognizes the contingent portion of these future payments as liabilities when they are estimable and it is probable that they will be paid. Other liabilities, both current and noncurrent, that meet these criteria include installment payment obligations at September 30, 2013, arising from property and intangible asset acquisitions of which $2.0 million is due in 2014 and $4.0 million is due in 2015. There were no future payment obligations at December 31, 2012.

7. Commitments and Contingencies

Purchase and Lease Commitments—The Company’s contractual obligations include installment payment obligations arising from property and intangible asset acquisitions. Additionally, the Company has operating lease agreements for its main office in Kirkland, Washington, and offices in California, Texas, Washington, DC and Finland.

Litigation—In the opinion of management, except for those matters described below and elsewhere in this report, to the extent so described, litigation, contingent liabilities and claims against the Company in the normal course of business are not expected to involve any judgments or settlements that would be material to the Company’s financial condition, results of operations or cash flows.

ZTE Enforcement Actions—On February 27, 2012, ContentGuard Holdings, Inc. (“ContentGuard”), a subsidiary of Pendrell, filed a patent infringement lawsuit against ZTE Corporation and ZTE (USA) Inc. (collectively “ZTE”) in the Eastern District of Virginia, in which ContentGuard alleged that the defendants have infringed and continue to infringe six of its patents by making, using, selling or offering for sale certain mobile communication and computing devices. The case was transferred to the federal court in the Southern District of California on May 18, 2012. ContentGuard requested a jury trial and is seeking injunctive relief, damages and pre-judgment and post-judgment interest. On February 12, 2013, ZTE filed petitions for inter partes review (“IPR”) of the six asserted patents with the United States Patent and Trademark Office and moved to stay the action in the Southern District of California. ZTE filed IPR petitions on all six patents in suit, challenging the validity of 290 out of 310 claims. Subsequently, the Patent Trial and Appeal Board (“PTAB”) concluded that there was no merit to ZTE's assertions of invalidity on 103 claims. The inter partes review proceedings have been dismissed in their entirety with respect to one patent. The PTAB has scheduled hearings on the remaining five patents in February and March 2014. The Company cannot anticipate the outcome of either the lawsuit or the United States Patent and Trademark Office review, including possible appeals.

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

J&J Arbitration— In March 2012, the Company asserted claims in arbitration in London against Jay and Jayendra (Pty) (“J&J Group”) to recover approximately $2.7 million in costs that J&J Group was required to reimburse the Company pursuant to a MEO satellite asset purchase agreement that was signed in April 2011. In May 2012, J&J Group counterclaimed for breach of contract, seeking approximately $1.2 million, plus attorney fees and costs. The arbitration was held in September 2012, and judgment was awarded in November 2012, in favor of the Company. J&J Group submitted multiple appeals to the UK courts, the last of which was rejected in July 2013. The Company has commenced a collection action in South Africa (where J&J Group is domiciled), but due to the uncertainty of collection, the Company has not recognized the gain associated with the judgment.

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

Stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Stock options	$1,352	$1,117	$4,313	$3,091
Restricted stock awards (1)	1,531	651	5,688	1,757

Total stock-based compensation expense	$2,883	$1,768	$10,001	$4,848

(1)	Stock-based compensation expense for the three and nine months ended September 30, 2013, includes $0.2 million and $0.6 million of expense, respectively, related to 250,000 Class A common stock restricted stock awards that are required to be treated as a liability. Stock-based compensation expense for the three and nine months ended September 30, 2012, includes $0.2 million and $0.4 million, respectively, arising from such awards. As of September 30, 2013, and December 31, 2012, $1.2 million and $0.6 million, respectively, were accrued for such awards.

Stock Options and Stock Appreciation Rights— The Company has granted stock options and stock appreciation rights (“SARs”) to employees, directors, consultants and/or advisors in connection with their service to the Company.

The Company’s stock option and SARs activity for the nine months ended September 30, 2013 is summarized as follows:

	Number of shares of Class A common stock underlying options and SARs	Weighted average exercise price
Outstanding – December 31, 2012	28,485,375	$2.19
Granted (1)	1,142,000	$1.55
Exercised	(98,750)	$1.08
Forfeited	(1,449,689)	$2.21

Outstanding – September 30, 2013	28,078,936	$2.17

Exercisable – September 30, 2013	10,391,831	$2.10

Vested and expected to vest – September 30, 2013	27,305,460	$2.19

(1)	The stock options granted during the nine months ended September 30, 2013 have a grant date fair value of $1.0 million and vest at a rate of 25% per year over four years.

Restricted Stock— The Company has granted restricted stock awards to employees and consultants in connection with their service to the Company. The Company’s stock grants can be categorized as either service-based awards, performance-based awards, and/or market-based awards.

The Company’s restricted stock activity for the nine months ended September 30, 2013 is summarized as follows:

	Number of shares of Class A common stock underlying restricted stock awards	Weighted average fair value per share
Unvested – December 31, 2012	9,808,375	$1.84
Granted	792,489	$1.35
Vested	(4,228,280)	$1.53
Forfeited	(442,342)	$1.79

Unvested – September 30, 2013	5,930,242	$1.62

Restricted stock granted during the nine months ended September 30, 2013 consists of the following:

	Number of shares of Class A common stock underlying restricted stock awards granted	Grant date fair value (in thousands)
Service-based	211,250	$327
Market-based	300,000	285
Shares issued as Board of Director compensation	281,239	455

Total restricted stock granted	792,489	$1,067

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

During the nine months ended September 30, 2013, 2,780,164 market-based restricted stock awards vested as a result of the Company’s achievement of the market condition of an average closing stock price of $2.00 for 60 consecutive calendar days and 1,448,116 service-based restricted shares vested as a result of the achievement of service targets. Certain holders of the vested restricted stock awards exercised their right to have their awards net-share settled to cover statutory employee taxes related to the vesting of the restricted stock awards. The settlement of these awards resulted in the Company repurchasing and/or cancelling 1,107,901 shares for $2.7 million. Of this amount, $1.0 million was charged to retained earnings and $1.7 million was charged to additional paid in capital.

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

The Company continued to accrue expenses associated with contractual obligations of the International Subsidiaries until the liabilities were transferred to the Liquidating Trust. During the nine months ended September 30, 2012, the Company recorded general and administrative expenses related to the International Subsidiaries of $0.3 million. Additionally, the Company recorded $2.5 million of interest expense related to the contractual obligations of the International Subsidiaries during the nine months ended September 30, 2012.

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

On June 25, 2012, the Company settled its litigation against Boeing. As part of the settlement, the Company agreed to withdraw its petition for review to the California Supreme Court in exchange for a $10.0 million payment from Boeing and Boeing’s waiver of its right to appellate costs. The settlement agreement and mutual release between the Company and Boeing fully releases and discharges any and all claims between Boeing and the Company. As a result of the settlement agreement, the Company recorded a gain on litigation settlement of $10.0 million during the three and nine months ended September 30, 2012.

11. Income Taxes

The Company anticipates it will not have a tax liability for fiscal 2013 and, therefore, has recorded no tax expense for the three and nine months ended September 30, 2013. The Company recorded no tax expense for the three months ended September 30, 2012 and an income tax benefit of $1.0 million for the nine months ended September 30, 2012, primarily related to the expiration of the statute of limitations applicable to previously recorded uncertain tax positions related to the International Subsidiaries, including interest and penalties. The associated liabilities for uncertain tax positions were eliminated as part of the deconsolidation of the International Subsidiaries on June 29, 2012.

The disposal of the Company’s satellite assets generated net operating losses (“NOLs”) of approximately $2.4 billion, which the Company believes can be carried forward to offset taxable income for up to 20 years, subject to IRS loss recognition provisions. At September 30, 2013, $2.1 billion of NOLs were immediately available and begin to expire in 2025 and $0.3 billion were related to the International Subsidiaries and will not be available until five years following the disposition of the International Subsidiaries by the Liquidating Trust.

Certain Taxes Payable Irrespective of NOLs - Under the Internal Revenue Code and related Treasury Regulations, the Company may “carry forward” its NOLs in certain circumstances to offset current and future income and thus reduce its federal income tax liability, subject to certain restrictions. To the extent that the NOLs do not otherwise become limited, the Company believes that it will be able to carry forward a significant amount of NOLs. However, these NOLs will not impact all taxes to which the Company may be subject. For instance, state or foreign income taxes and/or revenue based taxes may be payable if the Company’s income or revenue is attributed to jurisdictions that impose such taxes; the Company’s NOLs do not entirely offset its income for alternative minimum tax; and Pendrell or one or more of its corporate subsidiaries may incur federal personal holding company tax liability. This is not an exhaustive list, but merely illustrative of the types of taxes to which its NOLs are not applicable.

Personal Holding Company Determination – A personal holding company is a corporation with five individual shareholders whose ownership exceeds 50% of the corporation’s outstanding shares, measured by share value (“Concentrated Ownership”), and which generates personal holding company income (which includes most royalty revenue and other types of passive revenues) that constitutes 60% or more of its adjusted ordinary gross income. For a corporate subsidiary, Concentrated Ownership is determined by reference to ownership of the parent corporation(s), and the subsidiary’s income is subject to additional tests to determine whether the income renders the subsidiary a personal holding company. Due to the realization of subsidiary-level income, Pendrell’s consolidated subsidiary ContentGuard may be a personal holding company. The Company does not anticipate any resulting personal holding company tax liability for current or prior years because if it is determined that ContentGuard is a personal holding company, ContentGuard may pay a dividend to its shareholders (including the Company which is a 90.1% shareholder), rather than incur personal holding company tax. Following a personal holding company determination (if such a determination occurs), if future personal holding company revenues at ContentGuard result in net personal holding company income, and if ContentGuard does not distribute to its shareholders a proportionate dividend in the amount of such income, then the net personal holding company income will be taxed (at 20% under current law).

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

12. Income (Loss) per Share

Income (Loss) Per Share —Basic income (loss) per share is calculated based on the weighted average number of Class A common stock and Class B common stock (the “Common Shares”) outstanding during the period. Diluted income (loss) per share is calculated by dividing the income (loss) allocable to common shareholders by the weighted average Common Shares outstanding plus dilutive potential Common Shares. Prior to the satisfaction of vesting conditions, unvested restricted stock awards are considered contingently issuable and are excluded from weighted average Common Shares outstanding used for computation of basic income (loss) per share.

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

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income (loss) attributable to Pendrell	$(14,228)	$(12,149)	$(42,416)	$48,187

Weighted average common shares outstanding	265,809,024	260,935,935	265,533,351	260,829,278
Less: weighted average unvested restricted stock awards	(2,719,253)	(4,194,090)	(3,872,755)	(4,343,259)

Shares used for computation of basic income (loss) per share	263,089,771	256,741,845	261,680,596	256,486,019
Add back: weighted average unvested restricted stock awards and units	—	—	—	5,805,979
Add back: dilutive stock options and stock appreciation rights	—	—	—	1,480,313

Shares used for computation of diluted income (loss) per share(1)	263,089,771	256,741,845	261,680,596	263,772,311

Basic income (loss) per share attributable to Pendrell	$(0.05)	$(0.05)	$(0.16)	$0.19

Diluted income (loss) per share attributable to Pendrell	$(0.05)	$(0.05)	$(0.16)	$0.18

(1)	Stock options, stock appreciation rights, restricted stock awards and units totaling 34,009,178 for the three and nine months ended September 30, 2013, and 28,305,375 and 26,825,062 for the three and nine months ended September 30, 2012 respectively, were excluded from the calculation of diluted income (loss) per share as their inclusion was anti-dilutive. Warrants totaling 3,172,110 were also excluded from the calculation for the three and nine months ended September 30, 2012. These warrants were exercised in November and December of 2012 and are now reflected as shares outstanding.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We invest in, acquire and develop businesses with unique technologies that are often protected by intellectual property (“IP”) rights, and that present the opportunity to address large, global markets. Our subsidiaries focus on licensing the IP rights they hold to third parties and pursuing relevant product opportunities. We continuously evaluate our existing investments to determine whether retention or disposition is appropriate, and frequently investigate new investment and business acquisition opportunities. Our operating subsidiaries hold more than 1,600 issued U.S. and foreign patents. More than twenty new patents have been issued to us during 2013.

In the ordinary course of business, we derive operating revenue from IP monetization and commercialization activities, including patent licensing and patent sales. We also advise our clients on various IP strategies and transactions through our advisory subsidiary, for which we earn advisory fees.

During the third quarter of 2013, we were actively engaged in licensing negotiations in connection with our digital media and wireless technologies IP portfolios. While no material licensing transactions were consummated during the third quarter, we believe that we made significant progress in our ongoing licensing and litigation efforts and we continued to advance our new licensing program for the digital cinema industry. We also invested considerable efforts during the third quarter to pursue new investment and acquisition opportunities, both inside and outside the IP market. Due to the complex and technical nature of licensing discussions, we cannot predict if or when license agreements will be completed. We therefore expect that our revenues will continue to be uneven from quarter to quarter.

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

Our IP advisory business, Ovidian Group LLC, continues to advise some of the most respected technology companies in the world on a variety of IP-related matters. The Ovidian team is also actively engaged in the investigation and analysis of IP investment and acquisition opportunities on our behalf, as well as the development and implementation of many aspects of our IP business strategies.

During the first quarter of 2013, we acquired from Nokia Corporation 125 patents and patent applications worldwide, 81 of which have been declared by Nokia to be essential to standards that are applicable to memory and storage technologies used in electronic devices. We have initiated discussions to license these patents to manufacturers, distributors and users of memory and storage technologies, while we continue the innovation efforts of Nokia through a new wholly owned subsidiary.

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

New Accounting Pronouncements –

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2013-11, Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("Update No 2013-11"). Update No. 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. Update No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. Update No. 2013-11 can be applied prospectively to all unrecognized tax benefits with retrospective application permitted. The retroactive adoption of this statement on January 1, 2013, did not have a material impact on our financial position, results of operations or cash flows.

In February 2013, the FASB issued Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“Update No. 2013-02”). Update No. 2013-02 amended existing guidance by requiring additional disclosure either on the face of the income statement or in the notes to the financial statements of significant amounts reclassified out of accumulated other comprehensive income. Update No. 2013-02 is effective for reporting periods beginning after December 15, 2012. The adoption of this statement on January 1, 2013, did not have a material impact on our financial position, results of operations or cash flows.

Results of Operations

The activities of Provitro from the acquisition date though September 30, 2013, have been included in our condensed consolidated statement of operations for the three and nine months ended September 30, 2013. The assets and liabilities of Provitro were measured at fair value as of the acquisition date and included in our condensed consolidated balance sheet at September 30, 2013. The acquisition did not have a material impact on our financial position, results of operations or cash flows.

The following table is provided to facilitate the discussion of our results of operations for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue	$781	$1,023	$12,575	$25,515
Patent administration, litigation and related costs	1,912	1,360	13,860	4,769
General and administrative expenses	6,933	7,109	21,738	22,464
Stock-based compensation	2,883	1,768	10,001	4,848
Amortization of intangibles	4,090	3,589	11,805	9,882
Interest income	24	58	104	178
Interest expense	63	—	129	2,483
Gain on deconsolidation of subsidiaries	—	—	—	48,685
Gain on settlement of Boeing litigation	—	—	—	10,000
Gain (loss) associated with disposition of assets	—	(4)	—	5,599
Other income (expense)	5	220	(40)	1,584
Income tax benefit	—	—	—	1,004

Revenue. Revenue of $0.8 million for the three months ended September 30, 2013 decreased by $0.2 million, or 24%, as compared to $1.0 million for the three months ended September 30, 2012.

Revenue of $12.6 million for the nine months ended September 30, 2013 decreased by $12.9 million, or 51%, as compared to $25.5 million for the nine months ended September 30, 2012, primarily due to the absence of licensing revenue, partially offset by sales of certain patent portfolios that were not part of existing licensing programs.

Patent Administration, Litigation and Related Costs. Patent administration, litigation and related costs of $1.9 million for the three months ended September 30, 2013 increased by $0.5 million, or 41%, as compared to $1.4 million for the three months ended September 30, 2012, primarily due to an increase in patent maintenance and prosecution expenses associated with the increased number of patents owned in 2013.

Patent administration, litigation and related costs of $13.9 million for the nine months ended September 30, 2013 increased by $9.1 million, as compared to $4.8 million for the nine months ended September 30, 2012. The increase was primarily due to an obligation to pay $7.4 million of the net proceeds from certain patent sales to a third party. The remaining $1.7 million increase was due to patent maintenance and prosecution expenses associated with the increased number of patents owned in 2013 as compared to 2012.

In future periods, costs of patents sold as a percentage of revenues may vary significantly based on the structure utilized to acquire the related patents.

General and Administrative Expenses. General and administrative expenses are primarily comprised of personnel costs, legal and professional fees, acquisition investigation costs and general office related costs.

General and administrative expenses of $6.9 million for the three months ended September 30, 2013 decreased by $0.2 million, or 2%, as compared to $7.1 million for the three months ended September 30, 2012. The decrease was primarily due to (i) $0.6 million reduction in legal expenses, primarily due to fees incurred in the Jay and Jayendra (Pty) (“J&J Group”) arbitration in 2012 and (ii) $0.4 million reduction in consulting and other professional fees, partially offset by $0.8 million related to operating expenses of Provitro, which we acquired in February 2013.

General and administrative expenses of $21.7 million for the nine months ended September 30, 2013 decreased by $0.8 million, or 3%, as compared to $22.5 million for the nine months ended September 30, 2012. The decrease was primarily due to (i) $2.2 million reduction in legal expenses, primarily due to fees incurred in the Boeing litigation and J&J Group in 2012, (ii) a $0.9 million reduction in professional fees and other office related expenses, and (iii) $0.3 million of costs incurred by the International Subsidiaries in 2012 partially offset by (a) $2.2 million related to operating expenses of Provitro and (b) $0.4 million of acquisition related expenses associated with the Provitro acquisition.

Stock-based Compensation. Stock-based compensation of $2.9 million for the three months ended September 30, 2013 increased by $1.1 million, or 63%, as compared to $1.8 million for the three months ended September 30, 2012. The increase was due to $0.5 million related to the addition of executives to the Pendrell team and the granting of stock options and restricted stock to employees during 2012 and $0.6 million of incremental expense due to the August 2012 modification of restricted stock, which added alternative vesting criteria to 3,175,000 shares of restricted stock previously awarded.

Stock-based compensation of $10.0 million for the nine months ended September 30, 2013 increased by $5.2 million, as compared to $4.8 million for the nine months ended September 30, 2012. The increase was due to $3.5 million related to the addition of executives to the Pendrell team and the granting of stock options and restricted stock to employees during 2012 and $1.7 million of incremental expense due to the August 2012 modification of restricted stock.

Amortization of Intangible Assets. Amortization of intangible assets of $4.1 million for the three months ended September 30, 2013 increased by $0.5 million, or 14%, as compared to $3.6 million for the three months ended September 30, 2012, primarily due to the acquisition of intangible assets during the first quarter of 2013.

Amortization of intangible assets of $11.8 million for the nine months ended September 30, 2013 increased by $1.9 million, or 19%, as compared to $9.9 million for the nine months ended September 30, 2012, primarily due to the acquisition of intangible assets during 2012 and the first quarter of 2013.

Interest Income. Interest income for the three and nine months ended September 30, 2013 and 2012 was nominal and primarily related to interest earned on money market funds.

Interest Expense. Interest expense for the three and nine months ended September 30, 2013 consists of interest expense resulting from the installment payment obligations associated with property and intangible asset acquired during 2013. Interest expense for the nine months ended September 30, 2012 consisted primarily of interest costs resulting from capital lease obligations associated with certain of our MEO gateway sites prior to their deconsolidation as a result of the transfer of the International Subsidiaries to the Liquidating Trust on June 29, 2012.

Gain on Deconsolidation of Subsidiaries. During the nine months ended September 30, 2012, we transferred our International Subsidiaries to the Liquidating Trust and recognized a gain of $48.7 million on deconsolidation as a result of eliminating $61.9 million of liabilities associated with the International Subsidiaries, including liabilities for uncertain tax positions, net of cumulative translation adjustment losses of $12.7 million related to the International Subsidiaries.

Gain on Settlement of Boeing Litigation. On June 25, 2012, we settled our litigation against Boeing in exchange for $10.0 million, which we reflected as a gain on litigation settlement for the nine months ended September 30, 2012.

Gain Associated with Disposition of Assets. During the nine months ended September 30, 2012, we recognized a $5.6 million gain associated with the disposition of real property and MEO satellite related gateway equipment we owned in Brazil.

Other Income (expense). Other income (expense) for the three and nine months ended September 30, 2013, was due to gains (losses) on foreign currency transactions.

Other income for the three months ended September 30, 2012, was primarily due to gains on foreign currency transactions. Other income for the nine months ended September 30, 2012 was due to the release of a $0.8 million liability associated with our prior ownership of the MEO Assets (sold during the three months ended March 31, 2012) and gains on foreign currency transactions.

Income Tax Benefit. We anticipate that we will not have a tax liability for fiscal 2013 and, therefore, we recorded no tax expense in the three and nine months ended September 30, 2013. Income tax benefit of $1.0 million for the nine months ended September 30, 2012, was primarily due to the expiration of the statute of limitations associated with previously recorded uncertain tax positions related to the International Subsidiaries, including interest and penalties. The associated liabilities for uncertain tax positions were eliminated as part of the deconsolidation of the International Subsidiaries on June 29, 2012.

Liquidity and Capital Resources

Overview. As of September 30, 2013, we had cash and cash equivalents of $191.0 million. Our primary expected cash needs for the next twelve months include ongoing operating costs associated with commercialization of our IP assets, expenses associated with the operations of Provitro, expenses in connection with legal proceedings and other general corporate purposes. We also expect to use our cash, and may incur debt or issue equity, to acquire or invest in other businesses or assets.

We believe our current balances of cash and cash equivalents and cash flows from operations will be adequate to meet our liquidity needs for the foreseeable future. Cash and cash equivalents in excess of our needs are held in interest bearing accounts with financial institutions.

Cash Flows. The following table is provided to facilitate the discussion of our liquidity and capital resources for the nine months ended September 30, 2013 and 2012 (in thousands).

	Nine months ended September 30,
	2013	2012
Net cash provided by (used in):
Operating activities	$(8,672)	$(2,898)
Investing activities	(11,498)	(13,725)
Financing activities	(2,555)	520
Effect of foreign exchange rate changes on cash	—	725

Net decrease in cash and cash equivalents	(22,725)	(15,378)
Cash and cash equivalents – beginning of period	213,753	230,377

Cash and cash equivalents – end of period	$191,028	$214,999

The decrease in cash and cash equivalents for the nine months ended September 30, 2013 of $22.7 million was primarily due to the acquisition of Nokia’s portfolio of memory and storage technology patents, the acquisition of a controlling interest in Provitro and general corporate expenditures.

For the nine months ended September 30, 2013, the $8.7 million of cash used in operating activities consisted primarily of our net loss of $44.9 million adjusted for various non-cash items, including (i) $11.8 million of amortization expense associated with patents and other intangibles, (ii) $10.0 million of stock-based compensation expense and (iii) $2.1 million of amortized prepaid compensation expense associated with our acquisition of Ovidian in June 2011, partially offset by $8.8 million of cash collected from various receivables and a $2.9 million increase in accrued expenses.

For the nine months ended September 30, 2012, the $2.9 million of cash used in operating activities consisted primarily of net income of $48.1 million adjusted for various non-cash items, including (i) the gain on the deconsolidation of subsidiaries of $48.7 million, (ii) the reclassification of the $5.6 million gain on the sale of our real property in Brazil to investing activities, (iii) $9.9 million of amortization expense associated with patents and other intangibles, (iv) $4.8 million of stock-based compensation expense, and (v) $2.3 million of amortized prepaid compensation expense associated with our acquisition of Ovidian. Net income was further adjusted by changes in assets and liabilities, including (i) a $9.6 million increase in accounts receivable, (ii) a $6.1 million decrease in other accrued expenses, (iii) a $1.7 million increase in accrued interest payable, and (iv) a $0.7 million increase in accounts payable.

For the nine months ended September 30, 2013, the $11.5 million of cash used in investing activities was primarily due to $9.2 million for our acquisition of Provitro and $2.3 million for the acquisition of property and intangible assets. For the nine months ended September 30, 2012, the $13.7 million of cash used by investing activities was primarily due to the acquisition of various assets, partially offset by cash received from DISH Network and from the sale of real property in Brazil.

For the nine months ended September 30, 2013, cash used in financing activities consisted of the payment of statutory taxes related to vesting of restricted stock awards, partially offset by proceeds from the exercise of stock options. During the nine months ended September 30, 2012, proceeds from the exercise of stock options exceeded the amount paid for statutory taxes related to vesting of restricted stock awards.

Contractual Obligations. Our primary contractual obligations relate to installment purchases of property and intangible assets as well as operating lease agreements for our main office location in Kirkland, Washington, and other offices in California, Texas and Finland. Our contractual obligations as of September 30, 2013 were as follows (in millions):

	Years ending December 31,
	Total	2013	2014-2015	2016-2017	2018 and Thereafter
Purchase obligations	$6.0	$—	$6.0	$—	$—
Operating lease obligations	3.4	0.2	1.4	1.2	0.6

Total	$9.4	$0.2	$7.4	$1.2	$0.6

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

As of September 30, 2013, our cash and investment portfolio consisted of both cash and money market funds, with a fair value of $191.0 million. The primary objective of our investments in money market funds is to preserve principal, while optimizing returns and minimizing risk, and our policies require, at the time of purchase, that we make these investments in short-term, high rated securities which currently yield between zero to 20 basis points.

September 30, 2013 (in thousands)
Cash	$24,526
Money market funds	166,502

$191,028

Our primary foreign currency exposure relates to cash balances in foreign currencies. Due to the small balances we hold, we have determined that the risk associated with foreign currency fluctuations is not material to us.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures as of September 30, 2013 and have concluded that these disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e)) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2013 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

ZTE Enforcement Actions

On February 27, 2012, ContentGuard Holdings, Inc. (“ContentGuard”), a subsidiary of Pendrell, filed a patent infringement lawsuit against ZTE Corporation and ZTE (USA) Inc. (collectively “ZTE”) in the Eastern District of Virginia, in which ContentGuard alleged that the defendants have infringed and continue to infringe six of its patents by making, using, selling or offering for sale certain mobile communication and computing devices. The case was transferred to the federal court in the Southern District of California on May 18, 2012. ContentGuard requested a jury trial and is seeking injunctive relief, damages and pre-judgment and post-judgment interest. On February 12, 2013, ZTE filed petitions for inter partes review (“IPR”) of the six asserted patents with the United States Patent and Trademark Office and moved to stay the action in the Southern District of California. ZTE filed IPR petitions on all six patents in suit, challenging the validity of 290 out of 310 claims. Subsequently, the Patent Trial and Appeal Board (“PTAB”) concluded that there was no merit to ZTE's assertions of invalidity on 103 claims. The inter partes review proceedings have been dismissed in their entirety with respect to one patent. The PTAB has scheduled hearings on the remaining five patents in February and March 2014. We cannot anticipate the outcome of either the lawsuit or the United States Patent and Trademark Office review, including possible appeals.

On November 19, 2012, ContentGuard’s subsidiary, ContentGuard Europe GmbH, filed a patent infringement lawsuit against ZTE Corporation and ZTE Deutschland GmbH in Mannheim Regional Court in Germany, in which ContentGuard Europe GmbH alleged that the defendants have infringed and continue to infringe three of its patents by making, using, selling or offering for sale certain mobile communication and computing devices. An initial hearing on one of the patents was held in May 2013, with a follow-up hearing scheduled for November 2013. Hearings on the other two patents are scheduled for January 2014. We cannot anticipate the timing or outcome of these suits.

J&J Arbitration

In March 2012, we asserted claims in arbitration in London against Jay and Jayendra (Pty) (“J&J Group”), a South African corporation, to recover approximately $2.7 million in costs that J&J Group was required to reimburse to us pursuant to a MEO satellite asset purchase agreement that was signed in April 2011. In May 2012, J&J Group counterclaimed for breach of contract, seeking approximately $1.2 million, plus attorney fees and costs. The arbitration was held in September 2012, and judgment was awarded in November 2012, in our favor for approximately $4.0 million, which included our requested reimbursement plus costs and fees of approximately $1.3 million. J&J Group submitted multiple appeals to the UK courts, the last of which was rejected in July 2013. We have commenced a collection action in South Africa (where J&J Group is domiciled), but due to the uncertainty of collection, we have not recognized the gain associated with the judgment. We cannot anticipate the timing or outcome of the proceedings against J&J Group.

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

We believe that some or all of our NOLs will be available in certain circumstances to offset current and future income and thus reduce our federal income tax liability, subject to certain restrictions. However, our NOLs will not shield us from all taxes to which we may be subject. For instance, we may be required to pay state or foreign income taxes if some of our income is generated in jurisdictions that impose such taxes. Similarly, we may be required to pay taxes on our revenue in jurisdictions that impose revenue-based taxes on parties who receive payments from licensees or buyers located within their boundaries. Federal personal holding company tax may be payable on ContentGuard net personal holding company income if ContentGuard is a personal holding company and if such income is not distributed to ContentGuard’s shareholders, and may be payable on Pendrell’s future net personal holding company income if Pendrell becomes a personal holding company. The personal holding company tax is currently 20% of personal holding company income that is not distributed to the corporation’s shareholders. Alternative minimum tax, or AMT, cannot be completely negated by net operating losses, as losses carried forward generally can offset no more than 90% of a corporation’s AMT liability. This list is not exhaustive, but merely illustrative of the types of taxes to which our NOLs are not applicable.

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

Eagle River controls approximately 65% of the voting power of our outstanding capital stock. As a result, we are a “controlled company” within the meaning of the NASDAQ Global Select Market corporate governance standards, and therefore may elect not to comply with certain NASDAQ Global Select Market corporate governance requirements, including (i) the requirement that a majority of the board of directors consist of independent directors, (ii) the requirement that the compensation of officers be determined, or recommended to the board of directors for determination, by a majority of the independent directors or a compensation committee comprised solely of independent directors, and (iii) the requirement that director nominees be selected, or recommended for the board of directors’ selection, by a majority of the independent directors or a nominating committee comprised solely of independent directors with a written charter or board resolution addressing the nomination process. We do not currently rely on any of these exemptions, but reserve the right to do so in the future. If we choose to do so, our shareholders may not have the same protections afforded to shareholders of companies that are subject to all of the NASDAQ Global Select Market corporate governance requirements.

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

Date	Title	Number of shares
July 5, 2013	Class A common stock	1,380
August 8, 2013	Class A common stock	1,376

Item 6.	Exhibits

Ex. 31.1	Certification of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

Ex. 31.2	Certification of the principal accounting and financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

Ex. 32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

Ex. 101	The following financial information from Pendrell Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENDRELL CORPORATION (Registrant)

Date: November 1, 2013	By:	/S/ DAVID H. RINN
David H. Rinn Vice President and Chief Financial Officer Authorized Officer and Principal Financial Officer