Form 10-K
period 2013-12-31
Pendrell Corp
filed 2014-03-11
CIK 1359555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

As of June 30, 2013, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $447,463,226.

As of February 28, 2014, the registrant had 212,408,725 shares of Class A common stock and 53,660,000 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2014 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

PENDRELL CORPORATION

2013 ANNUAL REPORT ON FORM 10-K

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

Overview

Pendrell Corporation (“Pendrell”), together with its consolidated subsidiaries, is referred to as “us,” we,” or the “Company.” Through our consolidated subsidiaries, we have invested in, acquired and developed businesses with unique technologies that are often protected by intellectual property (“IP”) rights, and that present the opportunity to address large, global markets. Our subsidiaries create value from our innovations, both by making our IP available for use by third parties and by developing and bringing to market products using our IP. We regularly evaluate our existing investments to determine whether retention or disposition is appropriate, and frequently investigate new investment and business acquisition opportunities. We also advise clients on various IP strategies and transactions.

Pendrell was originally incorporated in 2000 as New ICO Global Communications (Holdings) Limited, a Delaware corporation. In July 2011, we changed our name to Pendrell Corporation. On November 14, 2012, we reincorporated from Delaware to Washington (the “Reincorporation”). The Reincorporation merely changed our legal domicile. Our consolidated financial condition and results of operations immediately after consummation of the Reincorporation were the same as those immediately prior to the Reincorporation. Our principal executive office is located at 2300 Carillon Point, Kirkland, Washington 98033, and our telephone number is (425) 278-7100. Our website address is www.pendrell.com. The information contained in or that can be accessed through our website is not part of this Form 10-K.

Our Business

Business Strategy

Our strategy includes acquiring and growing companies that have developed or acquired unique, innovative technologies that can be licensed to third parties and/or can provide a competitive advantage to products we develop and bring to market. In pursuit of this strategy, we have invested our capital in companies and assets where we believe IP is undervalued, underutilized or not being fully commercialized. We also regularly explore acquisition and investment opportunities that are unrelated to our existing businesses. We have used, and may continue to use, different structures and forms of consideration for our acquisitions and investments, including cash, equity, debt, earn-out commitments, revenue or profit sharing, or combinations of the foregoing.

In 2011, we acquired the Ovidian Group, LLC, a well-respected and trusted provider of IP advisory and consulting services to leading technology companies. The Ovidian team evaluated and advised us on subsequent acquisition opportunities, including our acquisition of ContentGuard Holdings, Inc. (“ContentGuard”), acquisitions by our wholly-owned subsidiary Pendrell Technologies, LLC (“PTL”), our acquisition from Nokia of its device memory technologies, our acquisition of Provitro Biosciences LLC (“Provitro”) and other acquisitions and divestitures of IP portfolios. The Ovidian team has also been instrumental in our ongoing technology innovation and development efforts.

Revenue Generating Activities

Through our operating subsidiaries, we have made significant investments in our technologies and IP rights. We generate revenues by licensing and selling our IP rights to others, and by advising clients on various IP matters. We also develop products that rely on our IP rights, although these offerings do not presently generate revenue. We currently manage four IP licensing programs including: (i) digital media, (ii) digital cinema, (iii) wireless technologies, and (iv) memory and storage technologies.

Our digital media program is supported by patents and patent applications designed to protect against unauthorized duplication and use of digital content that is transferred from a source to one or more electronic devices. The majority of our digital media patents and patent applications came to us through our October 2011 purchase of a 90.1% interest in ContentGuard, where we partnered with Time Warner to expand and grow the development and licensing of ContentGuard’s industry-leading portfolio of digital rights management (“DRM”) technologies. At that time, ContentGuard held more than 260 issued patents and more than 160 pending applications worldwide. Our digital media licensees include manufacturers, distributors and providers of consumer products, including Casio Hitachi Mobile Communications, Fujitsu, LG Electronics, Microsoft Corporation, Nokia, Panasonic, Pantech, Sharp, Sony, Toshiba, Technicolor, S.A., Time Warner and Xerox Corporation. We engaged in digital media licensing discussions with numerous parties during 2013, but did not enter into any new license agreements during the year. Negotiations remain ongoing with multiple parties, and in December 2013, ContentGuard initiated litigation with certain parties to recover damages resulting from what it believes to be the unlawful use of ContentGuard’s intellectual property.

Our digital cinema program is supported by patents and patent applications designed to protect against unauthorized creation, duplication and use of digital cinema content that is authored and distributed to movie theaters globally, many of which also came to us through our acquisition of ContentGuard. Potential digital cinema licensees include distributors and exhibitors of digital content, including motion picture producers, motion picture distributors and equipment vendors. We launched our digital cinema program in June 2013, and have begun licensing discussions with several feature film studios.

Our wireless technologies program is supported by more than 1,300 U.S. and foreign patents and patent applications, many of which enable key functionality in cellular and digital wireless devices and infrastructure. These patents and patent applications were developed by leading innovators in the wireless space, including Philips, IBM and ETRI, and cover key innovations in the cellular industry and digital wireless arena. Key technologies covered include 3G (e.g., W-CDMA, HSDPA, HSUPA), 4G (e.g., LTE, VoLTE), Bluetooth, Wi-Fi, and NFC technologies. Potential licensees include suppliers, manufacturers, distributors, and providers of wireless devices and infrastructure, including manufacturers and distributors of handsets, tablets, laptops, and other connected devices. We launched our wireless technologies program in Fall 2012, and are in discussions with several manufacturers of products that we believe rely on our wireless technologies.

Our memory and storage technologies program is supported by approximately 125 patents and patent applications acquired from Nokia Corporation in March 2013, of which 81 have been declared by Nokia to be essential to standards that are applicable to memory and storage technologies used in electronic devices. These patents cover embedded memory components and storage subsystems. Potential licensees include flash memory component suppliers, solid state disk manufacturers and device vendors. We commenced licensing discussions with certain third parties in late 2013 and entered into a license agreement for these patents with Samsung in March 2014.

Our subsidiaries held more than 1,600 patents as of December 31, 2013, with expiration dates ranging from 2014 to 2035, and with an average life of approximately ten years. Certain patents and patent applications may be more valuable than others to our licensees, but licensees typically receive licenses to entire patent portfolios or large segments of portfolios in exchange for a lump sum payment (as opposed to ongoing royalties over the term of the license). We expect licensing negotiations with prospective licensees to take approximately 12 to 24 months, and perhaps longer, measured from inception of technical discussions regarding the scope of our patents. In cases where we are unable to make progress in reaching a reasonable, negotiated solution, we may resort to litigation to enforce our IP rights. ContentGuard recently asserted infringement claims against Amazon, Apple, Blackberry, Google, HTC, Huawei, Motorola Mobility and Samsung. Our March 2014 memory and storage technologies license with Samsung is unrelated to the ContentGuard litigation against Samsung.

Our IP revenue generation activities are not limited to licensing and litigation. Patents that we believe may generate greater value through a sales transaction may be sold. In addition, we provide IP valuation services, analysis and strategic advice to third parties, including IP portfolio development, strategic assessment of IP assets, IP landscape analysis and risk mitigation strategies. Although our revenue may occur in different forms, we regard our IP monetization activities as integrated and not separate revenue streams. For example, a third party relationship could include consulting and licensing activities, or the acquisition of a patent portfolio can lead to licensing, consulting and patent sales revenue.

Product Development Activities

Through our subsidiaries we continue our efforts to develop new solutions to complex problems, including the development of products that commercialize our IP rights. For instance, our Provitro subsidiary developed the Provitro™ proprietary micro-propagation technology that is designed to facilitate the production on a commercial scale of certain plants. We continue to advance the technology and related laboratory processes. Further, we are holding discussions with third parties regarding opportunities to commercialize Provitro’s technology, notably with respect to timber bamboo.

In December 2013, through our ContentGuard subsidiary, we launched a digital content protection application for mobile device users, the functionality of which we intend to expand throughout 2014.

We continue to assess other opportunities for the commercialization of unique technologies and related businesses, and may pursue or acquire businesses or assets that are not related to our historical IP monetization activities.

Competition

Due to the unique nature of our IP rights, we do not compete directly with other patent holders or patent applicants. To the extent that multiple parties seek royalties on the same product or service, we might as a practical matter compete for a share of reasonable royalties from manufacturers and distributors.

If we continue to pursue IP rights to strengthen our existing licensing programs or launch new ones, we may compete with well-capitalized companies pursuing those same IP rights. We may also face indirect competition from prospective licensees, some of whom may be evaluating and implementing technologies that obviate the need to obtain a license to our IP rights.

Divestiture of Satellite Assets

When we were formed in 2000, our intent was to develop and operate a next generation global mobile satellite communications system. Beginning in 2011, we started to divest our satellite business through the sale of some of the assets associated with this business, including the sale of our interests in DBSD North America, Inc. and its subsidiaries (collectively referred to as “DBSD”) to DISH Network Corporation for $325 million, from which we recognized a gain of approximately $301 million associated with the disposition. During 2012, we addressed all remaining vestiges of our legacy satellite communications business, including the sale of our remaining medium earth orbit satellites and related equipment and our real property in Brazil, the transfer to a liquidating trust (the “Liquidating Trust”) of certain former subsidiaries associated with the satellite business (the “International Subsidiaries”) to address the winding down of the International Subsidiaries, and the settlement of our litigation with The Boeing Company (“Boeing”).

The 2012 disposal of our satellite assets and the transfer of the International Subsidiaries to the Liquidating Trust resulted in the elimination of approximately $61.9 million in satellite-related liabilities, a one-time $48.7 million gain, and the triggering of tax losses of approximately $2.4 billion, which we believe can be carried forward to offset taxable income for up to 20 years. Additionally, our settlement with Boeing yielded a $10.0 million payment and Boeing’s waiver of its right to appellate costs in exchange for the withdrawal of our appeal of the Boeing judgment.

Employees

As of December 31, 2013, on a consolidated basis, we had 73 full-time employees located in Washington, California, Texas, Washington D.C. and Finland.

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

We also make available on our website in a printable format the charters for certain of our various Board of Director committees, including the Audit Committee, the Compensation Committee and the Nominating and Governance Committee, and our Code of Conduct and Ethics in addition to our Articles of Incorporation, Bylaws and Tax Benefits Preservation Plan. This information is available in print without charge to any shareholder who requests it by sending a request to Pendrell Corporation, 2300 Carillon Point, Kirkland, Washington 98033, Attn: Corporate Secretary. The material on our website is not incorporated into or part of this Form 10-K.

Item 1A.	Risk Factors.

The risks below address some of the factors that may affect our future operating results and financial performance. If any of the following risks develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected.

Risks Related to our Patents and Monetization Activities

Success of our licensing efforts depends on our ability to enter into new license agreements or otherwise enforce our intellectual property rights.

Our licensing business depends on sustaining and growing our IP licensing revenue. IP licensing revenues are dependent on our ability to enter into new license agreements with, or otherwise enforce our intellectual property rights against, users of our patented inventions. If users refuse to sign or renew license agreements, we may need to resort to litigation or other measures to compel the payment of fair consideration, which may or may not be effective. This risk applies not only to new license agreements, but to certain existing license agreements with fixed expiration dates. If we fail to sign or renew license agreements on terms that are favorable to us or obtain favorable outcomes through litigation or other enforcement actions, our business opportunity could be negatively impacted.

If we fail to expand our portfolios, revenue opportunities from our IP monetization efforts will be limited.

Patents have finite lives. Our IP portfolio currently consists of patents that expire between 2014 and 2035, with an average remaining life of approximately ten years. If we fail to develop or acquire new patentable inventions prior to the expiration of our patents, our licensing opportunities will be limited.

We may have a limited number of prospective licensees.

The patent portfolios that we own and may acquire in the future may be applicable to only a limited number of prospective licensees. As such, if we are unable to enter into licenses with this limited group, and if we fail to expand the breadth and depth of our patent portfolios, licensing revenue will be adversely impacted.

Our licensing cycle is lengthy, and our licensing efforts may be unsuccessful.

The process of licensing to customers can be lengthy, sometimes spanning a number of years. We expect to incur significant legal and sales expenses prior to entering into license agreements and generating license revenues. We will also spend considerable resources educating prospective licensees on the benefits of a license arrangement with us. As such, we may incur significant losses in any particular period before any associated revenue is generated. Moreover, if our portfolio is not demonstrably applicable to prospective licensees’ products or services, whether due to poor quality, lack of breadth or otherwise, parties may refuse to enter into license agreements.

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

Our licensing revenues have been generated from manufacturers and distributors of products that incorporate our patented inventions. Our business prospects could be negatively impacted if prospective licensees do not include our inventions in their products, or later modify their products to eliminate use of our inventions.

As we incorporate our IP into product offerings, we could face new risks.

As we commercialize our IP through product offerings, we could face risks that we have not previously confronted, including IP infringement risks, product liability risks, and other risks. The outcome of proceedings arising from or related to such risks could have a material adverse effect on our results of operations or cash flows in any particular period. In addition, any growth associated with product offerings is largely dependent on the timing and market acceptance of any new product offerings, including our ability to continually modernize our products and bring those products to market. If any products we offer are not commercially successful, our results of operation and reputation could be adversely affected.

We may not recover costs of our commercialization activities.

We may incur significant costs to advance our commercialization efforts that might not be recovered if our efforts are unsuccessful. Our failure to recover such costs could adversely affect our results of operations and our financial position.

Future innovations could make our inventions obsolete.

Our success depends, in part, on continued demand for products that incorporate our patented inventions. Changes in technology or customer requirements could render our patented inventions obsolete or unmarketable.

Challenges to the validity or enforceability of our key patents could significantly harm our business.

Our assets include patents that are integral to our business and revenues. Prospective licensees or competitors may challenge the validity, scope, enforceability and ownership of our patents. Their challenges may include review requests in the relevant patent and trademark office. Review proceedings are costly and time-consuming, and we cannot predict their outcome or consequences. Such proceedings may narrow the scope of our claims or may cancel some or all of our claims. If some or all of our patent claims are canceled, we could be prevented from enforcing or earning future revenues from such patents. Even if our claims are not canceled, enforcement actions against alleged infringers may be stayed pending resolution of reviews, or courts or tribunals reviewing our patent claims could make findings adverse to our interests based on facts presented in review proceedings. Irrespective of outcome, review challenges may result in substantial legal expenses and diversion of management’s time and attention away from our other business operations. Adverse decisions could limit the value of our inventions or result in a loss of our proprietary rights.

Delays in issuance of patents could harm our business.

We may acquire and pursue additional patents and related intellectual property rights. The number of patent applications has been increasing, which may result in longer delays in obtaining approval of patent applications. The application delays could cause delays in recognizing revenue from these patents and could cause us to miss opportunities to license or enforce patents before other competing technologies are developed or introduced into the market.

Changes in patent law could adversely impact our business.

Patent laws may continue to change, and may alter protections afforded to owners of patent rights, impose additional enforcement risks, increase the costs of enforcement, or increase our licensing cycles. For instance, during 2013, legislative initiatives were introduced to address perceived patent abuses by non-practicing entities, resulting in the U.S. House of Representatives passing the Innovation Act in December 2013 (the “Innovation Act”). The Innovation Act is now under consideration in the U.S. Senate. Certain provisions of the Innovation Act, if approved by the Senate in its current form, will require all plaintiffs in domestic patent infringement suits to disclose certain information regarding patents asserted in litigation, and will require plaintiffs to pay the fees and expenses of defendants if the plaintiffs’ infringement claims are not reasonably justified. We do not expect the Innovation Act to directly impact our licensing and litigation strategy. However, even if the Innovation Act and related legislative initiatives do not directly impact our business, such initiatives might encourage manufacturers to infringe our IP rights, lengthen our licensing cycles, increase the likelihood that we will litigate to enforce our IP rights, or make it more difficult and expensive to license our patents or enforce our patents against parties using our inventions without a license. Moreover, increased focus on the growing number of patent-related lawsuits may result in legislative changes which increase our costs and related risks of asserting patent enforcement actions.

Changes of interpretations of patent law could adversely impact our business.

Our success in review and enforcement proceedings relies in part on the historically consistent application of patent laws and regulations. The courts’ interpretations of patent laws and regulations continue to evolve, and the courts may continue to alter or refine or be required by legislative action to alter or refine their application of laws and regulations. Changes or potential changes in judicial interpretation could have a negative impact on our ability to monetize our patent rights.

Risks Related to our Acquisition Activities

We may over-estimate the value of assets or businesses we acquire.

We make investments from which we intend to generate a return. We estimate the value of these investments prior to acquisition, using both objective and subjective methodologies. If we over-estimate the value, we may not generate desired returns on our investment, or we may need to adjust the value of the investments to fair value and record a corresponding impairment charge, either of which could adversely affect our results of operations and our financial position.

We may not capitalize on acquired assets.

Even if we accurately value the investments we make, we must succeed in generating a return on the investments. For instance, our subsidiaries that own IP rights must commercialize, license, or otherwise monetize the IP rights in order to generate a return on our investment. Our success in generating a return, particularly with respect to our IP rights, depends on effective efforts of our employees and outside professionals, which typically requires complex analysis, the exercise of sound professional judgment and effective education of prospective licensees and customers. If we do not generate desired returns on our investments or if we are compelled to adjust the value of the investments to fair value and record a corresponding impairment charge, it could adversely affect our results of operations and our financial position.

We may pursue other acquisition or investment opportunities that do not yield desired results.

We intend to continue to pursue acquisitions that support our business objectives and strategy. Acquisitions are time-consuming, complex and costly. The terms of acquisition agreements tend to be heavily negotiated. As a result, we expect to incur significant transactional expenses, regardless of whether or not acquisitions are consummated. Moreover, the integration of acquired companies prompts significant challenges, and we cannot assure that the integration of acquired businesses with our business will result in the realization of the full benefits we anticipate from such acquisitions. Investigating businesses and assets and integrating newly acquired businesses or assets may be costly and time-consuming, and such activities could divert our attention from other business concerns. In addition, we might lose key employees while integrating new organizations. Acquisitions could also result in potentially dilutive issuances of equity securities or the incurrence of debt, the assumption or incurrence of contingent liabilities, possible impairment charges related to goodwill or other intangible assets or other unanticipated events or circumstances, any of which could negatively impact our financial position. We might not be successful in integrating acquired businesses, and might not achieve desired revenues and cost benefits.

We rely on representations, warranties and opinions from third parties that might not be accurate.

When we acquire assets or businesses or establish relationships with inventors or strategic partners, we may rely on representations and warranties made by third parties. We also may rely on opinions of lawyers and other professionals. We may not have the opportunity to independently investigate and verify the facts upon which such representations, warranties, and opinions are made. By relying on these representations, warranties and opinions, we may be exposed to unforeseen liabilities that could have a material adverse effect on our operating results and financial condition.

Risks Related to our Operations

Our financial and operating results have been and may continue to be uneven.

Our operating results may fluctuate substantially, depending upon the monetization activity in any given period. As such, our operating results are difficult to predict, and you should not rely on annual comparisons of our results of operations as an indication of our future performance. Factors that could cause our operating results to fluctuate during any period or that could adversely affect our ability to achieve our revenue goals include the timing of license, sales and consulting agreements, compliance with such agreements, the terms and conditions for payment under those agreements, our ability to protect and enforce our intellectual property rights, changes in demand for products that incorporate our inventions, the time period between commencement and completion of license negotiations or enforcement proceedings, revenue recognition principles, and changes in accounting policies.

Our revenues have not and may not offset our operating expenses.

We have increased our expenditures to develop and expand our business, including expenditures to acquire IP assets, develop new solutions and products and expand the reach and scope of our IP business. We have also incurred, and may continue to incur additional operating expenses to hire new personnel, including employees for IP services, patent research and analysis, development of reporting systems and general and administrative functions. Our financial position will be negatively impacted if we are not successful in generating revenue that is sufficient to offset these expenses.

Failure to effectively manage our business and our growth could strain our business.

Our success depends, in large part, on continued contributions of our key managers and employees, many of whom are highly skilled and would be difficult to replace. Our success also depends on our ability to attract, train and retain highly skilled personnel, and on the abilities of new personnel to function effectively, both individually and as a group. We must train our personnel, especially our intellectual property consultants, to respond to and support our customers and licensees. If we fail to do so, it could lead to dissatisfaction among our clients and licensees, which could slow our growth or result in a loss of business. Our senior managers and key personnel are not bound by agreements to remain with us for any specified time period. The loss of any of our senior management or other key personnel could harm our ability to implement our business strategy. Moreover, our growth may strain our managerial and operational resources and systems. If we fail to manage our growth effectively or otherwise strain our relationships with our personnel, our business and financial results may be materially harmed.

Our provision of IP-related services could result in professional liability that may damage our reputation.

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

The governing documents for certain subsidiaries which we do not wholly own describe certain actions that require unanimous consent of their respective shareholders. For instance, we entered into a voting agreement with Time Warner that survives so long as Time Warner holds a material interest in ContentGuard, and which requires the prior written consent of both shareholders before ContentGuard commits its patents to a standards body or patent pool, grants any license that facilitates copyright theft, undertakes certain litigation, or sells or transfers any material patents free of these three restrictions. Historically, this shareholder consent requirement has not adversely impacted our business, but circumstances could change. Moreover, we may enter into investments in the future that involve similar or more restrictive governance provisions. If our interests and the interests of our partners or other shareholders in these investments diverge, we may be unable to capitalize on business opportunities or prevented from realizing favorable returns on investments.

If we need financing and cannot obtain financing on favorable terms, our business may suffer.

We have relied on revenues from clients and licensees and existing cash reserves to finance our operations. If we deploy a significant portion of our capital or encounter unforeseen difficulties in the future that deplete our capital resources more rapidly than anticipated, we may need to obtain additional financing. Financing might not be available on favorable terms, if at all, may dilute our existing shareholders, and may prompt us to pursue structural changes that could impact shareholder concentration and liquidity. If we fail to obtain additional capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition.

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

We generated and now hold substantial NOLs as a result of the disposition of our MEO satellite assets and the divestiture of our International Subsidiaries into the Liquidating Trust. We intend to carry forward these losses to offset future income and thus reduce our income tax liability. If tax laws are amended to limit or eliminate the ability to carry forward our NOLs, or to alter income tax rates, the value of our NOLs could be significantly impaired.

Our ability to utilize our NOLs is dependent on avoiding ownership changes.

Under existing provisions of the Internal Revenue Code, if we experience an “ownership change,” our ability to use our NOLs will be significantly limited, which will impair the value of our NOLs. Despite our adoption of certain protections against an ownership shift (such as our Tax Benefits Preservation Plan), we cannot control the trading activity of our significant shareholders. If significant shareholders divest their shares in a manner or at times that do not account for the loss-limiting provisions of the Internal Revenue Code or regulations adopted thereunder, an ownership change could occur.

Our ability to utilize our NOLs is dependent on the generation of future income.

Our ability to utilize our NOLs is dependent upon the generation of future taxable income before the expiration of the carry forward period attributable to the NOLs, which begin to expire in 2025.

Our NOLs do not shield us from all taxes.

We believe that some or all of our NOLs will be available in certain circumstances to offset current and future income and thus reduce our federal income tax liability, subject to certain restrictions. However, our NOLs will not shield us from all taxes to which we may be subject. For instance, we may be required to pay state or foreign income taxes if some of our income is generated in jurisdictions that impose such taxes. Similarly, we may be required to pay taxes on revenue generated in jurisdictions that impose revenue-based taxes. Federal personal holding company tax may be payable on ContentGuard net personal holding company income if

ContentGuard is a personal holding company and if such income is not distributed to ContentGuard’s shareholders, and may be payable on Pendrell’s future net personal holding company income if Pendrell becomes a personal holding company. The personal holding company tax is currently 20% of personal holding company income that is not distributed to the corporation’s shareholders. Alternative minimum tax, or AMT, cannot be completely negated by net operating losses, as losses carried forward generally can offset no more than 90% of a corporation’s AMT liability. This list is not exhaustive, but merely illustrative of the types of taxes to which our NOLs are not applicable.

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

A sale of a large number of shares held by our largest shareholders could depress the market price of our Class A common stock.

A small number of our shareholders hold a majority of our Class A common stock and our Class B common stock, which is convertible at the option of the holders into Class A common stock. The sale or prospect of the sale of a substantial number of these shares could have an adverse effect on the market price of our Class A common stock.

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

Our corporate headquarters are located in Kirkland, Washington, where we occupy approximately 8,050 square feet of space. Our employees are primarily located in offices in California, Texas and Washington. Upon expiration of our various leases, we do not anticipate any difficulty in obtaining renewals or alternative space.

The following table lists our leased properties for our principal places of business as of December 31, 2013:

Location	Lease Term	Square Footage (Approx.)
Berkeley, CA	Expires October 31, 2017	5,671
Plano, TX	Expires December 31, 2018	2,995
Kirkland, WA	Expires July 31, 2019	8,050

We believe our facilities are adequate for our current business and operations.

Item 3.	Legal Proceedings.

ZTE Enforcement Actions

On February 27, 2012, our ContentGuard subsidiary filed a patent infringement lawsuit against ZTE Corporation and ZTE (USA) Inc. (collectively “ZTE”) in the Eastern District of Virginia (the “ZTE District Court Case”), in which ContentGuard alleged that the defendants have infringed and continue to infringe six of its patents by making, using, selling or offering for sale certain mobile communication and computing devices. The ZTE District Court Case was transferred to the federal court in the Southern District of California on May 18, 2012. In December 2013, ContentGuard voluntarily dismissed the ZTE District Court Case and, shortly thereafter, entered into a standstill agreement with ZTE. The standstill agreement does not impact the inter partes review (“IPR”) proceedings and opposition proceeding in Germany (the “Opposition”) described below.

On February 12, 2013, ZTE filed with the United States Patent and Trademark Office petitions for IPR, challenging the validity of 290 of the 310 claims contained in the six patents asserted by ContentGuard in the ZTE District Court Case. The Patent Trial and Appeal Board (“PTAB”) hears all IPR challenges. It concluded that there was no merit to ZTE's assertions of invalidity on 103 claims, but initiated further proceedings on the remaining claims. The IPR proceedings with respect to one patent have subsequently been dismissed, and reissue proceedings initiated with respect to another of the patents. Hearings on the remaining four patents were held by the PTAB on February 26 and 27, 2014. We are unable to anticipate the outcome of the IPR review, including possible appeals.

On November 19, 2012, ContentGuard’s subsidiary, ContentGuard Europe GmbH, filed a patent infringement lawsuit against ZTE Corporation and ZTE Deutschland GmbH in Mannheim Regional Court in Germany, in which ContentGuard Europe GmbH alleged that the defendants have infringed and continue to infringe three of its patents by making, using, selling or offering for sale certain mobile communication and computing devices. ZTE filed a nullity action against two of the patents in April 2013 and filed an Opposition against the third patent in July 2013. Infringement hearings on one of the patents were held in May and November 2013. The infringement and nullity proceedings were “put to rest” (stayed) in January 2014 as required by the standstill agreement. The Opposition will continue. We are unable to anticipate the timing or outcome of the Opposition.

Enforcement Action against Amazon et. al.

On December 18, 2013, our ContentGuard subsidiary filed a patent infringement lawsuit against Amazon.com, Inc., Apple, Inc., Blackberry Corporation (fka Research in Motion Corporation), Huawei Device USA, Inc. and Motorola Mobility LLC in the Eastern District of Texas, in which ContentGuard alleged that the defendants have infringed and continue to infringe nine of its patents by making, using, selling or offering for sale certain mobile communication and computing devices (the “Amazon Litigation”). On January 17, 2014, ContentGuard filed an amended complaint in the Amazon Litigation adding certain affiliates of the original defendants, along with HTC Corporation, HTC America Inc., Samsung Electronics Co., Ltd., Samsung Electronics America, Inc. and Samsung Telecommunications America, LLC. We are unable to anticipate the timing or outcome of the Amazon Litigation.

Google Actions

ContentGuard did not name Google as a defendant in the Amazon Litigation in either its original complaint or its amended complaint. However, on January 31, 2014, Google Inc. (“Google”) filed a declaratory judgment suit in the Northern District of California alleging non-infringement of the same nine patents asserted in the Amazon Litigation. On February 5, 2014, ContentGuard filed a patent infringement action in the Eastern District of Texas against Google, in which ContentGuard alleges that Google has infringed and continues to infringe the same nine patents and on February 19, 2014, ContentGuard moved to consolidate ContentGuard’s patent infringement claim against Google into the Amazon Litigation. We are unable to anticipate the timing or outcome of the actions by and against Google.

J&J Collection

In March 2012, we asserted claims in arbitration in London against Jay and Jayendra (Pty) (“J&J Group”), a South African corporation, to recover approximately $2.7 million in costs that J&J Group was required to reimburse to us pursuant to a MEO satellite asset purchase agreement that was signed in April 2011. In May 2012, J&J Group counterclaimed for breach of contract, seeking approximately $1.2 million, plus attorney fees and costs. The arbitration was held in September 2012, and judgment was awarded in November 2012, in our favor for approximately $4.0 million, which included our requested reimbursement plus costs and fees of approximately $1.3 million. J&J Group submitted multiple appeals to the UK courts, the last of which was rejected in July 2013. We have commenced a collection action in South Africa (where J&J Group is domiciled), but due to the uncertainty of collection, we have not recognized the gain associated with the judgment. We are unable to anticipate the timing or outcome of the proceedings against J&J Group.

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

The table below sets forth the high and low sales prices of our Class A common stock in U.S. dollars for each of the periods presented. Stock prices represent amounts published on the Nasdaq Global Select Market. As of February 28, 2014, the closing sales price of our Class A common stock was $1.52 per share.

	2013		2012
Period	High	Low	High	Low
First Quarter	$1.66	$1.26	$2.70	$2.30
Second Quarter	$2.70	$1.55	$2.68	$1.05
Third Quarter	$2.70	$1.88	$1.25	$1.00
Fourth Quarter	$2.30	$1.76	$1.27	$1.05

As of February 28, 2014, there were approximately 348 record holders of our Class A common stock.

Market for Our Class B Common Stock

There is no established trading market for our Class B common stock, of which we have 53,660,000 shares outstanding with two holders of record. Each share of Class B common stock is convertible at any time at the option of its holder into one share of Class A common stock.

Dividends

We have never paid a cash dividend on shares of our equity securities. So long as we do not become a personal holding company that is subject to personal holding company tax, we do not intend to pay any cash dividends on our common shares during the foreseeable future. It is anticipated that future earnings, if any, from our operations will be used to finance growth.

Performance Measurement Comparison

The following graph shows the total shareholder return as of the dates indicated of an investment of $100 in cash on December 31, 2008 for: (i) our Class A common stock; (ii) the Nasdaq Composite Index; and (iii) the Nasdaq 100 Technology Sector Index. All values assume reinvestment of the full amount of any dividends; however, no dividends have been declared on our Class A common stock to date.

The stock price performance graph below is not necessarily indicative of future performance.

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

	12/08	12/09	12/10	12/11	12/12	12/13
Pendrell Corporation	100.00	95.58	132.74	226.55	112.39	177.88
NASDAQ Composite	100.00	144.88	170.58	171.30	199.99	283.39
NASDAQ 100 Technology Sector	100.00	171.61	193.05	203.89	233.37	309.20

Item 6.	Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and accompanying notes included in this Form 10-K.

	Year Ended December 31,
	2013	2012	2011	2010	2009(1)
	(in thousands, except per share data)
Revenue(2)	$13,128	$33,775	$2,637	$—	$—
Operating expenses:
Patent administration, litigation and related costs	16,841	6,273	193	—	—
General and administrative	25,939	30,078	21,822	14,392	35,375
Stock-based compensation	12,345	8,597	5,369	1,794	5,072
Amortization of intangibles	15,864	13,471	1,986	—	—
Gain on contract settlements(3)/(4)	—	—	(4,735)	(15,666)	—

Operating expenses, net	70,989	58,419	24,635	520	40,447
Operating loss	(57,861)	(24,644)	(21,998)	(520)	(40,447)
Net interest expense	(64)	(2,245)	(4,450)	(4,316)	(36,252)
Gain on deconsolidation of subsidiaries(5)	—	48,685	—	—	—
Gain on settlement of Boeing litigation(6)	—	10,000	—	—	—
Gain associated with disposition of assets(7)	—	5,599	300,886	—	—
Gain on deconsolidation of DBSD	—	—	—	—	280,971
Gain on liquidation of subsidiaries	—	—	—	2,459	—
Other income (expense)	(55)	1,588	1,223	(1,094)	(7,286)

Income (loss) before income taxes	(57,980)	38,983	275,661	(3,471)	196,986
Income tax benefit (expense)(8)	—	1,034	42,925	787	(1,508)

Net income (loss)	(57,980)	40,017	318,586	(2,684)	195,478
Net loss attributable to noncontrolling interest	(2,918)	(67)	(274)	—	—

Net income (loss) attributable to Pendrell	$(55,062)	$40,084	$318,860	$(2,684)	$195,478

Basic income (loss) per share attributable to Pendrell	$(0.21)	$0.16	$1.26	$(0.01)	$0.94
Diluted income (loss) per share attributable to Pendrell	$(0.21)	$0.15	$1.23	$(0.01)	$0.94
Total assets	$351,994	$381,415	$435,047	$45,577	$30,308
Long-term obligations, including current portion of capital lease obligations(9)	$6,695	$2,241	$76,406	$27,921	$31,557

(1)	DBSD was deconsolidated from our financial operating results effective May 15, 2009. Accordingly, our results of operations for the year ended December 31, 2009 includes only 4.5 months of DBSD operating activity.
(2)	Prior to the acquisition of Ovidian and ContentGuard, we were a development stage enterprise and did not generate any revenue from operations.
(3)	During the year ended December 31, 2011, we recognized a $4.7 million gain associated with a reduction of our estimated liability for gateway obligations as a result of our agreement to purchase Deutsche Telekom AG’s claim against one of our subsidiaries.
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
(5)	During the year ended December 31, 2012, we transferred our International Subsidiaries to the Liquidating Trust and recognized a gain of $48.7 million upon their deconsolidation.
(6)	We had been in litigation with Boeing regarding the development and launch of our former MEO satellites and related launch vehicles. In February 2009, the trial court entered judgment in our favor for approximately $603 million. On April 13, 2012, the California Court of Appeal overturned the judgment. The reversal was the culmination of a three year Court of Appeal process. The Court of Appeal also ordered us to reimburse Boeing for its appellate costs. On June 25, 2012, we settled our litigation against Boeing. As part of the settlement, we agreed to withdraw our petition for review to the California Supreme Court in exchange for a $10.0 million payment from Boeing and Boeing’s waiver of its right to appellate costs. The settlement agreement and mutual release between ourselves and Boeing fully released and discharged any and all claims between us and Boeing. As a result of the settlement agreement, we recorded a gain of $10.0 million during the year ended December 31, 2012.
(7)	In March 2011, upon the sale of our subsidiary for $325 million we recognized a $301 million gain associated with the disposition of our cost method investment in DBSD and certain other assets pursuant to the various agreements entered into with DISH Network. During the year ended December 31, 2012, we sold our real property located in Brazil for approximately $5.6 million.
(8)	As a result of recording net deferred tax liabilities pursuant to the acquisition of ContentGuard, we were able to reduce a portion of our deferred tax valuation allowance resulting in a tax benefit of $40.7 million during the year ended December 31, 2011.
(9)	Long-term obligations at December 31, 2013 include an installment payment obligation arising from property and intangible asset acquisitions, expense related to restricted stock awards that is required to be treated as a liability and deferred tax liabilities. Long-term obligations at December 31, 2012 and 2011 consisted primarily of deferred tax liabilities. Long-term obligations at December 31, 2010 and 2009 consisted primarily of capital lease obligations and income tax obligations associated with uncertain tax positions.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this Form 10-K.

Special Note Regarding Forward-Looking Statements

With the exception of historical facts, the statements contained in this management’s discussion and analysis are “forward-looking” statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statements. Factors that might cause or contribute to such a difference include, but are not limited to, those discussed under “Item 1A of Part I—Risk Factors” and elsewhere in this Form 10-K. The forward-looking statements included in this document are made only as of the date of this report, and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

Overview

Through our consolidated subsidiaries, we have invested in, acquired and developed businesses with unique technologies that are often protected by intellectual property (“IP”) rights, and that present the opportunity to address large, global markets. Our subsidiaries create value from our innovations, both by making our IP available for use by third parties and by developing and bringing to market products using our IP. We regularly evaluate our existing investments to determine whether retention or disposition is appropriate, and frequently investigate new investment and business acquisition opportunities. We also advise clients on various IP strategies and transactions.

We did not enter into any new material license agreements in 2013. However, we believe we made significant progress in our ongoing efforts to generate revenues from our technologies. Specifically, we continued discussions with users of our digital media and wireless IP rights, advanced our new licensing program for the digital cinema industry, and launched our memory and storage licensing program, with a license agreement entered into with Samsung in March 2014.

Due to the complex and technical nature of licensing discussions, we cannot predict if or when license agreements will be completed. Historically, licensing negotiations have taken approximately 12 to 24 months, and sometimes longer, measured from inception of technical discussions about the scope of our patents. Until 2012, we had never initiated litigation to protect our IP rights. In 2012, our subsidiary ContentGuard Holdings, Inc. (“ContentGuard”) concluded that it was not making progress with ZTE Corporation (“ZTE”), so it filed suit against ZTE for patent infringement. We subsequently entered into a standstill agreement with ZTE to give the parties time to negotiate an amicable resolution. More recently, ContentGuard filed suit for patent infringement against Amazon, Apple, Blackberry, Google, Huawei, HTC, Motorola Mobility and Samsung after negotiations with these companies failed to yield negotiated license agreements. Our March 2014 memory and storage technologies license with Samsung is unrelated to the ContentGuard litigation against Samsung.

While we continue to pursue our IP licensing and litigation initiatives, we also continue to advise some of the most respected technology companies in the world on a variety of IP-related matters. During 2013, we also actively investigated a number of acquisition opportunities, some of which were unrelated to our historical IP monetization activities.

2013 Events

In February 2013, we acquired a 68.75% interest in Provitro Biosciences LLC (“Provitro”). Provitro developed the Provitro™ proprietary micro-propagation technology that is designed to facilitate the production on a commercial scale of certain plants. During 2013, we continued to advance Provitro’s technology and related laboratory processes. We also engaged in discussions with third parties regarding opportunities to commercialize Provitro’s technology, notably with respect to timber bamboo. Our investment in Provitro is indicative of our efforts to expand the active utilization of our protected technologies and inventions.

In the first quarter of 2013, we acquired from Nokia Corporation 125 patents and patent applications worldwide, 81 of which have been declared by Nokia to be essential to standards that are applicable to memory and storage technologies used in electronic devices. In connection with the acquisition, we formed a wholly owned development company to continue innovation efforts in memory and storage technology begun by Nokia. Through our memory and storage licensing program, we have initiated discussions to license our acquired and developed patents to manufacturers, distributors and users of memory and storage technologies.

In December 2013, through ContentGuard, we launched a digital content protection application for mobile device users, the functionality of which we intend to expand throughout 2014. The ContentGuard app reflects our commitment to continued innovation efforts, including the development of products to commercialize our IP rights. In December 2013, we also entered into the standstill agreement and initiated the patent infringement litigation described above.

2012 Events

During 2012, we completed our exit from the satellite business, which included (i) the receipt of the final payment associated with the sale of our interests in DBSD North America, Inc. and our subsidiaries to DISH Network Corporation, (ii) the sale of our medium earth orbit (“MEO”) satellite assets (“MEO Assets”) that had been in storage for nominal consideration, (iii) the transfer of our in-orbit MEO satellite (“F2”) to a new operator who assumed responsibility for all F2 operating costs, (iv) the sale of our property in Brazil, and (v) the deconsolidation of our MEO-related international subsidiaries (“International Subsidiaries”). Our exit from the satellite business generated approximately $2.4 billion in net operating losses which we believe can be carried forward to offset taxable income for up to 20 years.

2011 Events

In 2011, we sold our interests in DBSD North America, Inc. and its subsidiaries to DISH Network Corporation for approximately $325 million, resulting in the recognition of a gain of $301 million.

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

Business Combinations. We account for business combinations using the acquisition method and, accordingly, the identifiable assets acquired and liabilities assumed are recorded at their acquisition date fair values. This valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets. Valuation methodologies may include the cost, market or income approach. Critical estimates in valuing intangible assets include but are not limited to estimates about: future expected cash flows from customers, proprietary technology, the acquired company’s brand awareness and market position and discount rates. Our estimates are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable. Goodwill is calculated as the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. Subsequent changes to assets, liabilities, valuation allowance or uncertain tax positions that relate to the acquired company and existed at the acquisition date that occur both within the measurement period and as a result of new information about facts and circumstances that existed at the acquisition date are recognized as an adjustment to goodwill. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

Intangible Assets and Goodwill. We amortize finite-lived intangible assets, including patents, acquired in purchase transactions over their expected useful lives. When events or circumstances indicate that the carrying amount of a finite-lived intangible asset or asset group may not be recoverable, we perform a test to determine whether the carrying amount of the asset or asset group tested exceeds its fair value. These events or circumstances could include: a significant change in the business climate, legal factors, operating performance indicators, or changes in technology or customer requirements. Recoverability of an asset or asset group is measured by a comparison of the carrying amount to the future undiscounted net cash flows expected to be generated by the asset or asset group over its life. If the undiscounted cash flows do not exceed the carrying value of the asset or asset group, we would recognize an impairment charge equal to the amount by which the recorded value of the asset or asset group exceeds its fair value.

Our goodwill and indefinite-lived intangible assets are evaluated for impairment on an annual basis during the fourth quarter, or more frequently if circumstances indicate that the carrying value of our reporting units exceeds fair value. We assign goodwill and indefinite-lived intangible assets to our reporting units based on the expected benefit from the synergies arising from each business combination. When evaluating goodwill and indefinite-lived intangible assets for impairment, we first perform a qualitative assessment to determine if fair value of the reporting unit is more likely than not greater than the carrying amount. If this assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we further evaluate the estimated fair value of the reporting unit through the use of discounted cash flow models, which requires management to make significant judgments as to the estimated future cash flows utilized. Our ability to realize the future cash flows utilized in our fair value calculations may be affected by factors such as changes in our operating performance, changes in our business strategy, invalidation of our patents, unfavorable judgments in legal proceedings and changes in economic conditions. The results of the models are compared to the carrying amount of the reporting unit. If such comparison indicates that the fair value of the reporting unit is lower than the carrying amount, impairment would exist and the impairment charge would be measured by comparing the implied fair value of the reporting unit’s goodwill to its carrying value.

For the years ended December 31, 2013, 2012 and 2011, we recorded no such impairment charges.

Revenue Recognition. We derive our operating revenue from IP monetization activities, including patent licensing and patent sales, and from IP consulting services. Although our revenue may occur in different forms, we regard our IP monetization activities as integrated and not separate revenue streams. For example, a third party relationship could include consulting and licensing activities, or the acquisition of a patent portfolio can lead to licensing, consulting and patent sales revenue.

Our patent licensing agreements typically provide for the payment of contractually determined upfront license fees representing all or a majority of the revenues that will be generated from such agreements for nonexclusive, nontransferable, limited duration licenses. These agreements typically grant (i) a nonexclusive license to make, sell, distribute, and use certain specified products that read on our patents, (ii) a covenant not to enforce patent rights against the licensee based on such activities, and (iii) the release of the licensee from certain claims.

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

The timing and amount of revenue recognized from IP monetization activities depend on the specific terms of each agreement and the nature of the deliverables and obligations. For agreements that are deemed to contain multiple elements, consideration is allocated to each element of an agreement that has stand-alone value using the relative fair value method. We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) all material obligations have been substantially performed pursuant to agreement terms or services have been rendered to the customer, (iii) amounts are fixed or determinable, and (iv) collectability is reasonably assured. As a result of the contractual terms of our patent monetization agreements and the unpredictable nature, form and frequency of monetizing transactions, our revenue may fluctuate substantially from period to period.

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

Research and Development. We incur costs associated with research and development activities and expense the costs in the period incurred. Research and development expenses during the period were not material for separate disclosure and are included in general and administrative expenses.

Stock-Based Compensation. We record stock-based compensation based on the estimated fair value on the date of grant and recognize compensation cost over the requisite service period for awards expected to vest.

We record stock-based compensation on stock options, stock appreciation rights, performance stock awards, restricted stock awards, restricted stock units and other stock awards issued to employees, directors, consultants and/or advisors. The fair value of stock options and stock appreciation rights is estimated on the date of grant using the Black-Scholes option pricing model (“Black-Scholes Model”) based on the single option award approach. The fair value of restricted stock awards and restricted stock units is determined based on the number of shares granted and either the quoted market price of our Class A common stock on the date of grant for time-based and performance-based awards, or the fair value on the date of grant using the Monte Carlo Simulation model (“Monte Carlo Simulation”) for market-based awards. The fair value of stock options, restricted stock awards and restricted stock units with service conditions are amortized to expense on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of stock options, stock appreciation rights, restricted stock awards and restricted stock units with performance conditions deemed probable of being achieved and cliff vesting is amortized to expense over the requisite service period using the straight-line method of expense recognition. The fair value of restricted stock awards and restricted stock units with performance and market conditions are amortized to expense over the requisite service period using the straight-line method of expense recognition. The fair value of stock-based payment awards as determined by the Black-Scholes Model and the Monte Carlo Simulation are affected by our stock price as well as other assumptions. These assumptions include, but are not limited to, the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Forfeitures are estimated at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Contract Settlements. With respect to disputed contracts related to the ground infrastructure for our former MEO satellite system, we recorded expenses according to our contractual obligation until such contracts were terminated. Upon termination, and prior to settlement, we continued to accrue estimated late payment fees and interest expense, as applicable. Upon reaching settlement, whereby the other party’s claims were legally released, we extinguished our recorded liability, resulting in the recognition of a gain or loss on contract settlement. As of June 29, 2012, all unsettled contracts were transferred to the Liquidating Trust.

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

Contingencies. The outcomes of legal proceedings and claims brought by and against us are subject to significant uncertainty. We accrue an estimated loss from a loss contingency such as a legal proceeding or claim by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position, results of operations or cash flows. For contingencies that might result in a gain, we do not record the gain until realized, as to do otherwise could result in the recognition of revenue before it is realized.

New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-11, Income Taxes (Topic 740)–Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“Update No 2013-11”). Update No. 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. Update No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. Update No. 2013-11 can be applied prospectively to all unrecognized tax benefits with retrospective application permitted. The retroactive adoption of this statement on January 1, 2013, did not have a material impact on our financial position, results of operations or cash flows.

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

Results of Operations

The activities of Provitro from the acquisition date through December 31, 2013, have been included in our consolidated statement of operations. The assets and liabilities of Provitro were measured at fair value as of the acquisition date and included in our consolidated balance sheet at December 31, 2013. Although we have yet to generate revenue from the activities of Provitro, we continue to (i) advance the Provitro™ technology and related laboratory processes, (ii) assess potential markets for timber bamboo, and (iii) engage with third parties regarding the commercialization of the Provitro™ technology. The acquisition did not have a material impact on our financial position, results of operations or cash flows.

The following table is provided to facilitate the discussion of our results of operations for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year ended December 31,
	2013	2012	2011
Revenue	$13,128	$33,775	$2,637
Patent administration, litigation and related costs	16,841	6,273	193
General and administrative expenses	25,939	30,078	21,822
Stock-based compensation	12,345	8,597	5,369
Amortization of intangibles	15,864	13,471	1,986
Gain on contract settlements	—	—	4,735
Interest income	131	238	159
Interest expense	195	2,483	4,609
Gain on deconsolidation of subsidiaries	—	48,685	—
Gain on settlement of Boeing litigation	—	10,000	—
Gain associated with disposition of assets	—	5,599	300,886
Other income (expense)	(55)	1,588	1,223
Income tax benefit	—	1,034	42,925

Revenue. Our revenues from IP monetization activities continue to depend in large part on our ability to enter into new license agreements with third parties. Because our licensing agreements typically provide for the payment of upfront license fees rather than a royalty stream, our revenues remain difficult to predict and may vary significantly from period to period. Our revenue of $13.1 million for the year ended December 31, 2013 decreased by $20.7 million, or 61%, as compared to $33.8 million for the year ended December 31, 2012. The decrease was primarily due to the absence of licensing revenue, partially offset by sales of certain patent portfolios that were not part of existing licensing programs.

Revenue of $33.8 million and $2.6 million for the years ended December 31, 2012 and 2011, respectively, were entirely comprised of revenues from our IP business which we entered into in June 2011. Prior to June 2011, we were a development stage enterprise and did not generate any revenue from operations.

Patent Administration, Litigation and Related Costs. Patent administration, litigation and related costs of $16.8 million for the year ended December 31, 2013 increased by $10.5 million, as compared to $6.3 million for the year ended December 31, 2012. The increase was primarily due to an obligation to pay $7.4 million of the net proceeds from certain patent sales to a third party. The remaining $3.1 million increase was due to litigation and patent maintenance and prosecution expenses associated with the increased number of patents owned in 2013 as compared to 2012.

Patent administration, litigation and related costs of $6.3 million and $0.2 million for the years ended December 31, 2012 and 2011, respectively, were incurred for patent maintenance and prosecution expenses associated with patents and patent applications acquired in our acquisition of ContentGuard in October 2011 and additional patents acquired during 2012.

In future periods where patent sales occur, the costs related to such patent sales as a percentage of revenue may vary significantly, reflecting the sale price realized compared to the net book value of the patents sold, as well as any structures utilized to acquire the related patents.

General and Administrative Expenses. General and administrative expenses are primarily comprised of personnel costs, legal and professional fees, acquisition investigation costs and general office related costs. Additionally, general and administrative expenses for 2011 included costs associated with satellite storage and satellite system operating expenses.

General and administrative expenses of $25.9 million for the year ended December 31, 2013 decreased $4.2 million, or 14% as compared to $30.1 million for the year ended December 31, 2012. The decrease was primarily due to (i) $2.3 million reduction in bonus expense, (ii) $2.2 million reduction in legal expenses, primarily due to fees incurred in the Boeing litigation and J&J Group in 2012, (iii) a $1.8 million reduction in consulting fees, other professional fees and other office related expenses, (iv) $1.2 million of withholding taxes associated with licensing revenues incurred in 2012, and (iv) $0.3 million of costs incurred in 2012 by the International Subsidiaries partially offset by (a) $2.9 million related to operating expenses of Provitro and (b) $0.7 million related to the addition of executives to the Pendrell team during 2013 and 2012.

General and administrative expenses of $30.1 million for the year ended December 31, 2012 increased $8.3 million, or 38% as compared to $21.8 million for the year ended December 31, 2011. The increase was primarily due to (i) a $7.5 million increase in personnel related costs as a result of our acquisitions of Ovidian and ContentGuard in 2011 as well as additional executives added to the Pendrell team during 2012, (ii) $1.5 million of amortized prepaid compensation expense associated with the Ovidian acquisition, and (iii) $1.2 million of withholding taxes associated with licensing revenues. These increases were partially offset by a $1.7 million decrease in expenses related to the MEO satellites and related equipment which included the establishment of a reserve against a previously recorded receivable from the J&J Group.

Stock-based Compensation. Stock-based compensation of $12.3 million for the year ended December 31, 2013 increased $3.7 million, or 44% as compared to $8.6 million for the year ended December 31, 2012. The increase was due to $2.6 million related to the addition of executives to the Pendrell team and the granting of stock options and restricted stock to employees during the last half of 2012 and $1.1 million of incremental expense due to the August 2012 modification of restricted stock awards.

Stock-based compensation of $8.6 million for the year ended December 31, 2012, increased $3.2 million, or 60% as compared to $5.4 million for the year ended December 31, 2011. The increase was due to an increase in personnel as a result of our acquisitions of Ovidian and ContentGuard in 2011 as well as additional executives added to the Pendrell team in 2012 and included $1.0 million of incremental expense due to the August 2012 modification of restricted stock awards which added alternative vesting criteria to 3,175,000 shares previously outstanding.

Amortization of Intangibles. Amortization of intangible assets of $15.9 million for the year ended December 31, 2013 increased by $2.4 million, or 18%, as compared to $13.5 million for the year ended December 31, 2012, primarily due to the acquisition of intangible assets during 2012 and the first quarter of 2013.

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

Interest Income. Interest income for the years ended December 31, 2013, 2012 and 2011 was nominal and primarily related to interest earned on money market funds.

Interest Expense. Interest expense of $0.2 million for the year ended December 31, 2013 consisted of interest expense resulting from the installment payment obligations associated with property and intangible assets acquired during 2013. Interest expense of $2.5 million for the year ended December 31, 2012 consisted primarily of interest costs resulting from capital lease obligations associated with certain MEO gateway sites that we operated prior to their deconsolidation as a result of the transfer of our International Subsidiaries to the Liquidating Trust on June 29, 2012. Interest expense of $4.6 million for the year ended December 31, 2011consisted of a full year of interest costs from the capital lease obligations associated with the MEO gateway sites.

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

Other Income (Expense). Other expense of $0.1 million for the year ended December 31, 2013 was due to losses on foreign currency transactions. Other income of $1.6 million for the year ended December 31, 2012 was primarily due to the release of a $0.8 million liability associated with our prior ownership of MEO satellite assets and gains on foreign currency transactions. Other income of $1.2 million for the year ended December 31, 2011 was comprised primarily of a gain recognized upon elimination of our payable to an affiliate.

Income Tax (Benefit) Expense. We did not have any income tax liability for the year ended December 31, 2013. The income tax benefit of $1.0 million for the year ended December 31, 2012 was primarily due to expiration of the statute of limitations associated with previously recorded uncertain tax positions, including interest and penalties. The income tax benefit for the year ended December 31, 2011 was primarily due to a $40.7 million reduction in our deferred tax valuation allowance as a result of recording net deferred tax liabilities related to non-tax deductible finite-lived intangible assets established pursuant to our acquisition of ContentGuard, and the expiration of the statute of limitations associated with $2.0 million of previously recorded uncertain tax positions, including interest and penalties.

Liquidity and Capital Resources

Overview. As of December 31, 2013, we had cash liquidity of $184.6 million. Our primary expected cash needs for the next twelve months include ongoing operating costs associated with commercialization of our IP assets, expenses in connection with legal proceedings, expenses associated with the operations of Provitro and other general corporate purposes. We also expect to use our cash, and may incur debt or issue equity, to acquire or invest in other businesses or assets.

We believe our current balances of cash and cash equivalents and cash flows from operations will be adequate to meet our liquidity needs for the foreseeable future. Cash and cash equivalents in excess of our needs are held in interest bearing accounts with financial institutions.

Cash Flows. Cash and cash equivalents were $184.6 million at December 31, 2013, compared to $213.8 million at December 31, 2012. The following table is provided to facilitate the discussion of our liquidity and capital resources for the years ended December 31, 2013 and 2012 (in thousands):

	Year ended December 31,
	2013	2012
Net cash provided by (used in):
Operating activities	$(15,151)	$(4,033)
Investing activities	(11,560)	(13,866)
Financing activities	(2,475)	560
Effect of foreign exchange rate changes on cash	—	715

Net decrease in cash and cash equivalents	(29,186)	(16,624)
Cash and cash equivalents—beginning of period	213,753	230,377

Cash and cash equivalents—end of period	$184,567	$213,753

The decrease in cash and cash equivalents for the year ended December 31, 2013 of $29.2 million was primarily due to our acquisition of a controlling interest in Provitro, our acquisition of Nokia’s portfolio of memory and storage technology patents and general corporate expenditures.

For the year ended December 31, 2013, the $15.2 million of cash used in operating activities consisted primarily of our net loss of $58.0 million adjusted for various non-cash items, including (i) $15.9 million of amortization expense associated with patents and other intangibles, (ii) $12.3 million of stock-based compensation expense, and (iii) $2.8 million of amortized prepaid compensation expense associated with our acquisition of Ovidian in June 2011, partially offset by $8.9 million of cash collected from various receivables and a $2.6 million increase in accrued expenses.

For the year ended December 31, 2012, cash used in operating activities consisted primarily of our net income of $40.0 million adjusted for various non-cash items, including (i) the gain on the deconsolidation of subsidiaries of $48.7 million, (ii) the reclassification of the $5.6 million gain on the sale of our real property in Brazil to investing activities, (iii) $13.5 million of amortization expense associated with patents and other intangibles, (iv) $8.6 million of stock-based compensation expense, and (v) $3.0 million of amortized prepaid compensation expense associated with our acquisition of Ovidian. Net income was further adjusted by changes in assets and liabilities, including: (a) an increase of $7.9 million in accounts receivable; (b) an $8.7 million decrease in other accrued expenses; and (c) a $1.7 million increase in accrued interest payable.

For the year ended December 31, 2013, the $11.6 million of cash used in investing activities was primarily due to $9.2 million for our acquisition of Provitro and $2.4 million for the acquisition of property and intangible assets. For the year ended December 31, 2012, cash used in investing activities of $13.9 million was primarily due to the acquisition of various assets, partially offset by cash received from DISH Network and from the sale of real property in Brazil.

For the year ended December 31, 2013, the $2.5 million of cash used in financing activities consisted of the payment of statutory taxes related to vesting of restricted stock awards, partially offset by proceeds from the exercise of stock options. For the year ended December 31, 2012, proceeds from the exercise of stock options exceeded the amount paid for statutory taxes related to vesting of restricted stock awards by $0.6 million.

Contractual Obligations. Our primary contractual obligations relate to installment purchases of property and intangible assets as well as operating lease agreements for our main office location in Kirkland, Washington, and other offices in California, Texas and Finland. Our contractual obligations as of December 31, 2013 were as follows (in millions):

	Years ending December 31,
	Total	2014	2015-2016	2017-2018	2019 and Thereafter
Purchase obligations	$6.0	$2.0	$4.0	$—	$—
Operating lease obligations	3.3	0.8	1.3	1.0	0.2

Total	$9.3	$2.8	$5.3	$1.0	$0.2

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

As of December 31, 2013, our cash and investment portfolio consisted of both cash and money market funds, with a fair value of $184.6 million. The primary objective of our investments in money market funds is to preserve principal, while optimizing returns and minimizing risk, and our policies require, at the time of purchase, that we make these investments in short-term, high rated securities which currently yield between zero to 20 basis points.

December 31, 2013
Cash	$18,043
Money market funds	166,524

$184,567

Our primary foreign currency exposure relates to cash balances in foreign currencies. Due to the small balances we hold, we have determined that the risk associated with foreign currency fluctuations is not material to us.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Pendrell Corporation

Kirkland, Washington

We have audited the accompanying consolidated balance sheets of Pendrell Corporation and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and changes in shareholders’ equity for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pendrell Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2014, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

March 10, 2014

Pendrell Corporation

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$184,567	$213,753
Accounts receivable	402	8,471
Other receivables – net of reserve $2,750 in both periods	38	856
Prepaid expenses and other current assets	1,722	689

Total current assets	186,729	223,769
Property in service – net of accumulated depreciation of $722 and $464, respectively	3,778	946
Other assets	75	67
Intangible assets – net of accumulated amortization of $31,272 and $15,456, respectively	139,687	135,424
Goodwill	21,725	21,209

Total	$351,994	$381,415

LIABILITIES, SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS
Current liabilities:
Accounts payable	$166	$285
Accrued expenses	5,671	2,382
Other liabilities	2,669	647

Total current liabilities	8,506	3,314
Deferred tax liability	1,488	1,488
Other non-current liabilities	5,207	753

Total liabilities	15,201	5,555

Commitments and contingencies (Note 9)

Shareholders’ equity and noncontrolling interests:
Preferred stock, $0.01 par value, 75,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.01 par value, 900,000,000 shares authorized, 270,220,116 and 269,450,966 shares issued, and 212,451,224 and 211,682,074 shares outstanding	2,126	2,118
Class B convertible common stock, $0.01 par value, 150,000,000 shares authorized, 84,663,382 shares issued and 53,660,000 shares outstanding	537	537
Additional paid-in capital	1,941,818	1,929,526
Accumulated deficit	(1,619,993)	(1,563,999)

Total Pendrell shareholders’ equity	324,488	368,182

Noncontrolling interests	12,305	7,678

Total shareholders’ equity and noncontrolling interests	336,793	375,860

Total	$351,994	$381,415

The accompanying notes are an integral part of these consolidated financial statements.

Pendrell Corporation

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year ended December 31,
	2013	2012	2011
Revenue	$13,128	$33,775	$2,637
Operating expenses:
Patent administration, litigation and related costs	16,841	6,273	193
General and administrative	25,939	30,078	21,822
Stock-based compensation	12,345	8,597	5,369
Amortization of intangibles	15,864	13,471	1,986
Contract settlements	—	—	(4,735)

Total operating expenses	70,989	58,419	24,635

Operating loss	(57,861)	(24,644)	(21,998)
Interest income	131	238	159
Interest expense	(195)	(2,483)	(4,609)
Gain on deconsolidation of subsidiaries	—	48,685	—
Gain on settlement of Boeing litigation	—	10,000	—
Gain associated with disposition of assets	—	5,599	300,886
Other income (expense)	(55)	1,588	1,223

Income (loss) before income taxes	(57,980)	38,983	275,661
Income tax benefit	—	1,034	42,925

Net income (loss)	(57,980)	40,017	318,586
Net loss attributable to noncontrolling interests	(2,918)	(67)	(274)

Net income (loss) attributable to Pendrell	$(55,062)	$40,084	$318,860

Basic income (loss) per share attributable to Pendrell	$(0.21)	$0.16	$1.26

Diluted income (loss) per share attributable to Pendrell	$(0.21)	$0.15	$1.23

Weighted average shares outstanding used to compute basic income (loss) per share	262,119,403	256,955,003	253,760,958
Weighted average shares outstanding used to compute diluted income (loss) per share	262,119,403	263,824,279	259,067,098

The accompanying notes are an integral part of these consolidated financial statements.

Pendrell Corporation

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year ended December 31,
	2013	2012	2011
Net income (loss)	$(57,980)	$40,017	$318,586
Other comprehensive income (loss):
Cumulative translation adjustments	—	(1,019)	1,411
Reclassification of cumulative translation adjustment loss included in net income	—	12,679	—

Comprehensive income (loss)	$(57,980)	$51,677	$319,997
Comprehensive loss attributable to noncontrolling interests	2,918	67	274

Comprehensive income (loss) attributable to Pendrell	$(55,062)	$51,744	$320,271

The accompanying notes are an integral part of these consolidated financial statements.

Pendrell Corporation

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share data)

	Common stock			Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Accumulated deficit	Shareholder’s Equity	Noncontrolling interests	Total
	Class A shares	Class B shares	Amount
Balance, January 1, 2011	200,069,966	53,660,000	$3,430	$2,787,533	$(877,725)	$(13,071)	$(1,922,801)	$(22,634)	$—	$(22,634)
Issuance of Class A common stock for advisory services	105,595	—	1	249	—	—	—	250	—	250
Issuance of Class A common stock for Ovidian acquisition	3,000,000	—	30	1,580	—	—	—	1,610	—	1,610
Issuance of Class A common stock from exercise of stock options	210,000	—	2	225	—	—	—	227	—	227
Class A common stock withheld at vesting to cover statutory tax obligations	(72,114)	—	—	—	(108)	—	—	(108)	—	(108)
Stock-based compensation and issuance of restricted stock, net of forfeitures	3,382,574	—	34	5,383	—	—	—	5,417	—	5,417
Noncontrolling interest in ContentGuard	—	—	—	—	—	—	—	—	8,019	8,019
Other comprehensive income	—	—	—	—	—	1,411	—	1,411	—	1,411
Net income (loss)	—	—	—	—	—	—	318,860	318,860	(274)	318,586

Balance, December 31, 2011	206,696,021	53,660,000	$3,497	$2,794,970	$(877,833)	$(11,660)	$(1,603,941)	$305,033	$7,745	$312,778
Vesting of Class A common stock issued for Ovidian acquisition	—	—	—	2,618	—	—	—	2,618	—	2,618
Issuance of Class A common stock from exercise of stock options	3,769,985	—	38	742	—	—	—	780	—	780
Class A common stock withheld at vesting to cover statutory tax obligations	(88,056)	—	(1)	—	(219)	—	—	(220)	—	(220)
Stock-based compensation and issuance of restricted stock, net of forfeitures	1,104,124	—	11	8,210	6	—	—	8,227	—	8,227
Reclassification due to reincorporation	—	—	(890)	(877,014)	878,046	—	(142)	—	—	—
Shares held by Liquidating Trust	200,000	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	11,660	—	11,660	—	11,660
Net income (loss)	—	—	—	—	—	—	40,084	40,084	(67)	40,017

Balance, December 31, 2012	211,682,074	53,660,000	$2,655	$1,929,526	$—	$—	$(1,563,999)	$368,182	$7,678	$375,860
Vesting of Class A common stock issued for Ovidian acquisition	—	—	—	1,743	—	—	—	1,743	—	1,743
Issuance of Class A common stock from exercise of stock options and warrants	165,312	—	2	184	—	—	—	186	—	186
Class A common stock withheld at vesting to cover statutory tax obligations	(567,728)	—	(6)	(1,722)	—	—	(932)	(2,660)	—	(2,660)
Stock-based compensation and issuance of restricted stock, net of forfeitures	1,171,566	—	12	12,087	—	—	—	12,099	—	12,099
Noncontrolling interest in Provitro	—	—	—	—	—	—	—	—	7,545	7,545
Net loss	—	—	—	—	—	—	(55,062)	(55,062)	(2,918)	(57,980)

Balance, December 31, 2013	212,451,224	53,660,000	$2,663	$1,941,818	$—	$—	$(1,619,993)	$324,488	$12,305	$336,793

The accompanying notes are an integral part of these consolidated financial statements.

Pendrell Corporation

Consolidated Statements of Cash Flows

(In thousands, except share data)

	Year ended December 31,
	2013	2012	2011
Operating activities:
Net income (loss) including noncontrolling interest	$(57,980)	$40,017	$318,586
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	12,345	8,597	5,369
Amortization of prepaid compensation from Ovidian acquisition	2,763	2,993	1,507
Amortization of intangibles	15,864	13,471	1,986
Depreciation	472	213	146
Unrealized foreign exchange (gains) losses	6	(446)	(33)
Non-cash cost of patents monetized	252	—	—
Gain on deconsolidation of subsidiaries	—	(48,685)	—
Gain associated with disposition of assets	—	(5,599)	(300,886)
Gain associated with contract settlements	—	—	(4,735)
Deferred tax provision	—	—	(40,666)
Other	238	—	(1,474)
Other changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	8,128	(7,925)	(546)
Other receivables	818	(91)	—
Prepaid expenses and other current/non-current assets	(239)	408	(327)
Accounts payable	(409)	32	(281)
Accrued interest payable	—	1,704	4,630
Accrued expenses and other current/non-current liabilities	2,591	(8,722)	704

Net cash used in operating activities	(15,151)	(4,033)	(16,020)

Investing activities:
Purchases of property and intangible assets	(2,356)	(29,513)	(109)
Proceeds associated with disposition of assets	—	15,647	314,536
Acquisition of controlling interest in Provitro, net of cash acquired	(9,204)	—	—
Acquisition of controlling interest in ContentGuard Holdings, net of cash acquired	—	—	(83,251)
Acquisition of Ovidian, net of cash acquired	—	—	(5,850)
Payments from affiliates	—	—	246

Net cash provided by (used in) investing activities	(11,560)	(13,866)	225,572

Financing activities:
Proceeds from exercise of stock options and warrants	185	780	227
Payment of statutory taxes for stock awards	(2,660)	(220)	(119)

Net cash provided by (used in) financing activities	(2,475)	560	108

Effect of foreign exchange rate changes on cash	—	715	(54)

Net increase (decrease) in cash and cash equivalents	(29,186)	(16,624)	209,606
Cash and cash equivalents—beginning of period	213,753	230,377	20,771

Cash and cash equivalents—end of period	$184,567	$213,753	$230,377

Supplemental disclosures:
Income taxes paid	$—	$2,156	$29
Income taxes received	751	—	—
Supplemental disclosure of non-cash investing and financing activities:
Accrued obligations for purchases of property and intangible assets	5,573	—	—
Issuance of Class A common shares for advisory services	—	—	250
Decrease in payables to affiliates	—	—	(1,538)

The accompanying notes are an integral part of these consolidated financial statements.

Pendrell Corporation

Notes to Consolidated Financial Statements

1. Organization and Business

Overview—These consolidated financial statements include the accounts of Pendrell Corporation (“Pendrell”) and its consolidated subsidiaries (collectively referred to as the “Company”). Since 2011, the Company’s strategy, through its consolidated subsidiaries, is to invest in, acquire and develop businesses with unique technologies that are often protected by IP rights, and that present the opportunity to address large, global markets. The Company’s subsidiaries focus on licensing the IP rights they hold to third parties and pursuing relevant product opportunities. The Company regularly evaluates its existing investments to determine whether retention or disposition is appropriate, and frequently investigates new investment and business acquisition opportunities. The Company also advises its clients on various IP strategies and transactions.

Pendrell was originally incorporated in 2000 as a Delaware corporation. On November 14, 2012, the Company reincorporated from Delaware to Washington (the "Reincorporation"). The Reincorporation merely changed the Company’s legal domicile. The Company’s consolidated financial condition and results of operations immediately after consummation of the Reincorporation were the same as those immediately prior to the Reincorporation.

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

Segment Information—The Company operates in and reports on one segment (IP management). Operating segments are based upon the Company’s internal organization structure, the manner in which its operations are managed, and the criteria used by its Chief Operating Decision Maker. Substantially all of the Company’s revenue are generated by operations located within the United States, and the Company does not have any long-lived assets located in foreign countries.

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

On an ongoing basis, the Company evaluates its estimates, including among others, those related to the fair value of acquired intangible assets and goodwill, the useful lives and potential impairment of intangible assets and property and equipment, the value of stock awards for the purpose of determining stock-based compensation expense, accrued liabilities (including bonus accruals), valuation allowances related to the ability to realize deferred tax assets, allowances for doubtful receivables and certain tax liabilities. Estimates are based on historical experience and other factors, including the current economic environment as deemed appropriate under the circumstances. Estimates and assumptions are adjusted when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Any changes in estimates used to prepare these financial statements will be reflected in the financial statements in future periods.

In 2013, the Company established a bonus plan to award annual bonuses based on objectives established by the Company’s compensation committee. During the year, operational and financial performance was measured against the established performance objectives to determine the potential bonus payout. Although the Company believes it made significant progress in 2013, it did not meet certain of the objectives set forth in the bonus plan. Accordingly, during the fourth quarter of the year ended December 31, 2013, the Company decreased its estimate of the potential bonus payout as a result of not achieving certain of its 2013 performance objectives.

The Company’s bonus accrual at September 30, 2013 was $2.6 million. As a result of the change in estimate, the full-year accrual was reduced to $1.2 million at December 31, 2013. In prior quarters, the Company had expensed on average just under $0.9 million per quarter related to bonuses in general and administrative expenses. The change in estimate created a credit of $1.4 million in general and administrative expenses in the fourth quarter related to the potential bonus payout.

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

Cash and Cash Equivalents—Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities from the date of purchase of 90 days or less. Cash and cash equivalents are comprised of the following (in thousands):

	December 31,
	2013	2012
Cash	$18,043	$31,435
Money market funds	166,524	182,318

	$184,567	$213,753

The fair value of money market funds at December 31, 2013 and 2012 was classified as Level 1 in the hierarchy established by the Financial Accounting Standards Board (“FASB”) as amounts were based on quoted prices available in active markets for identical investments as of the reporting date.

Accounts Receivable—Accounts receivable consists of amounts billed to customers under licensing arrangements, patent sales arrangements or consulting services. The majority of the Company’s customers are well-established operating companies with investment-grade credit. For the periods ended December 31, 2013 and December 31, 2012, the Company did not incur any losses on its accounts receivable. Based upon historical collections experience and specific client information, the Company has determined that an allowance for doubtful accounts was not required at either December 31, 2013 or December 31, 2012. Carrying amounts of such receivables approximate their fair value due to their short-term nature.

Other Receivables—As of December 31, 2013 and 2012 the Company had recorded a receivable due from Jay & Jayendra (Pty) Ltd, a South African corporation or its designated affiliate (collectively, the “J&J Group”) for reimbursement of operating expenses related to the Company’s MEO Assets of $2.7 million and a corresponding full reserve against the receivable as a result of the J&J Group’s failure to fulfill its obligation to reimburse the Company. The Company commenced a collection action in South Africa (where J&J Group is domiciled), but due to the uncertainty of collection, the Company continues to maintain a full reserve against the receivable.

As of December 31, 2013 and 2012, other receivables consisted primarily of amounts receivable for state income taxes.

Prepaid Expenses and Other Current Assets—As of December 31, 2013 and 2012 prepaid expenses and other current assets consisted primarily of prepaid director and officer’s insurance and prepayments related to rent and security deposits associated with certain of the Company’s leased facilities. Additionally, prepaid expenses and other current assets as of December 31, 2012 included prepaid compensation resulting from the Company’s acquisition of Ovidian Group LLC (“Ovidian”) in June 2011.

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

Other Assets—As of December 31, 2013 and 2012, other assets consisted primarily of long-term security deposits associated with the Company’s leased facilities.

Business Combinations—The Company accounts for business combinations using the acquisition method and, accordingly, the identifiable assets acquired and liabilities assumed are recorded at their acquisition date fair values. This valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets. Valuation methodologies may include the cost, market or income approach. Critical estimates in valuing intangible assets include but are not limited to estimates about: future expected cash flows from customers, proprietary technology, the acquired company’s brand awareness and market position and discount rates. The estimates are based upon assumptions the Company believes to be reasonable, but which are inherently uncertain and unpredictable. Goodwill is calculated as the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. Subsequent changes to assets, liabilities, valuation allowance or uncertain tax positions that relate to the acquired company and existed at the acquisition date that occur both within the measurement period and as a result of new information about facts and circumstances that existed at the acquisition date are recognized as an adjustment to goodwill. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

Intangible Assets and Goodwill—The Company amortizes finite-lived intangible assets, including patents, acquired in purchase transactions over their expected useful lives. When events or circumstances indicate that the carrying amount of a finite-lived intangible asset or asset group may not be recoverable, the Company performs a test to determine whether the carrying amount of the asset or asset group tested exceeds its fair value. These events or circumstances could include: a significant change in the business climate, legal factors, operating performance indicators, or changes in technology or customer requirements. Recoverability of an asset or asset group is measured by a comparison of the carrying amount to the future undiscounted net cash flows expected to be generated by the asset or asset group over its life. If the undiscounted cash flows do not exceed the carrying value of the asset or asset group, the Company would recognize an impairment charge equal to the amount by which the recorded value of the asset or asset group exceeds its fair value.

The Company’s goodwill and indefinite-lived intangible assets are evaluated for impairment on an annual basis during the fourth quarter, or more frequently if circumstances indicate that the carrying value of Company’s reporting units exceeds fair value. The Company assigns goodwill and indefinite-lived intangible assets to its reporting units based on the expected benefit from the synergies arising from each business combination. When evaluating goodwill and indefinite-lived intangible assets for impairment, the Company first performs a qualitative assessment to determine if fair value of the reporting unit is more likely than not greater than the carrying amount. If this assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company further evaluates the estimated fair value of the reporting unit through the use of discounted cash flow models, which requires management to make significant judgments as to the estimated future cash flows utilized. The Company’s ability to realize the future cash flows utilized in its fair value calculations may be affected by factors such as changes in its operating performance, changes in its business strategy, invalidation of its patents, unfavorable judgments in legal proceedings and changes in economic conditions. The results of the models are compared to the carrying amount of the reporting unit. If such comparison indicates that the fair value of the reporting unit is lower than the carrying amount, impairment would exist and the impairment charge would be measured by comparing the implied fair value of the reporting unit’s goodwill to its carrying value.

For the years ended December 31, 2013, 2012 and 2011, the Company recorded no such impairment charges.

Fair Value of Financial Instruments—The Company determines the fair value of our financial instruments based on the fair value hierarchy established by the FASB. The three levels of inputs used to measure fair value are as follows:

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

As of December 31, 2013 and 2012, the Company’s financial instruments included its cash and cash equivalents, accounts receivable, other receivables, accounts payable and certain other assets and liabilities. The Company determines the carrying value of its financial instruments, based on the hierarchy established by the FASB, approximate the fair value of the financial instruments as they are equivalent to cash or due to their short-term nature.

Foreign Currency Translation and Foreign Currency Transactions and Accumulated Other Comprehensive Income (Loss)—The reporting currency for the Company’s operations is U.S. dollars. The Company translates the activities of its subsidiaries with functional currencies other than the U.S. dollar at the average exchange rate prevailing during the period. Gains and losses on foreign currency transactions are recognized as a component of other income (expense) in the consolidated statements of operations in the period in which they occur. Assets and liabilities denominated in foreign currencies are translated at the exchange rates prevailing at the balance sheet date. Translation adjustments resulting from these processes are recognized as a component of accumulated other comprehensive income (loss).

For the year ended, December 31, 2013, there were no gains or losses on intercompany foreign currency translations. For the years ended December 31, 2012 and 2011, gains (losses) on intercompany foreign currency translations of $0.1 million and $(2.1) million, respectively, have been excluded from net income (loss) and reported as a component of accumulated other comprehensive income (loss) due to their long-term investment nature.

The Company recognizes applicable cumulative translation adjustments as a component of other operating income (loss) in the period in which a subsidiary is substantially liquidated or deconsolidated. For the year ended December 31, 2013 and 2011, there were no reclassifications of cumulative translation gains or losses resulting from the deconsolidation or liquidation of subsidiaries. For the year ended December 31, 2012, the Company reclassed net loss of $12.7 resulting from the deconsolidation of its International Subsidiaries.

The Company had no accumulated other comprehensive income or (loss) as of December 31, 2013 and 2012 due to the deconsolidation of the Company’s International Subsidiaries effective June 29, 2012.

Revenue Recognition—The Company derives its operating revenue from IP monetization activities, including patent licensing and patent sales, and from IP consulting services. Although the Company’s revenue may occur in different forms, it regards its IP monetization activities as integrated and not separate revenue streams. For example, a third party relationship could include consulting and licensing activities, or the acquisition of a patent portfolio can lead to licensing, consulting and patent sales revenue.

The Company’s patent licensing agreements typically provide for the payment of contractually determined upfront license fees representing all or a majority of the revenue that will be generated from such agreements for nonexclusive, nontransferable, limited duration licenses. These agreements typically grant (i) a nonexclusive license to make, sell, distribute, and use certain specified products that read on the Company’s patents, (ii) a covenant not to enforce patent rights against the licensee based on such activities, and (iii) the release of the licensee from certain claims.

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

The timing and amount of revenue recognized from IP monetization activities depend on the specific terms of each agreement and the nature of the deliverables and obligations. For agreements that are deemed to contain multiple elements, consideration is allocated to each element of an agreement that has stand-alone value using the relative fair value method. The Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) all material obligations have been substantially performed pursuant to agreement terms or services have been rendered to the customer, (iii) amounts are fixed or determinable, and (iv) collectability is reasonably assured. As a result of the contractual terms of our patent monetization agreements and the unpredictable nature, form and frequency of monetizing transactions, our revenue may fluctuate substantially from period to period.

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

Research and Development—The Company incurs costs associated with research and development activities and expenses the costs in the period incurred. Research and development expenses during the period were not material for separate disclosure and are included in general and administrative expenses.

Stock-Based Compensation—The Company records stock-based compensation based on the estimated fair value on the date of grant and recognizes compensation cost over the requisite service period for awards expected to vest.

The Company records stock-based compensation on stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock awards issued to employees, directors, consultants and/or advisors. The fair value of stock options and stock appreciation rights is estimated on the date of grant using the Black-Scholes option pricing model (“Black-Scholes Model”) based on the single option award approach. The fair value of restricted stock awards and restricted stock units is determined based on the number of shares granted and either the quoted market price of the Company’s Class A common stock on the date of grant for time-based and performance-based awards, or the fair value on the date of grant using the Monte Carlo Simulation model

(“Monte Carlo Simulation”) for market-based awards. The fair value of stock options, restricted stock awards and restricted stock units with service conditions are amortized to expense on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of stock options, stock appreciation rights, restricted stock awards and restricted stock units with performance conditions deemed probable of being achieved and cliff vesting is amortized to expense over the requisite service period using the straight-line method of expense recognition. The fair value of restricted stock awards and restricted stock units with performance and market conditions are amortized to expense over the requisite service period using the straight-line method of expense recognition. The fair value of stock-based payment awards as determined by the Black-Scholes Model and the Monte Carlo Simulation are affected by the Company’s stock price as well as other assumptions. These assumptions include, but are not limited to, the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Forfeitures are estimated at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company accounts for the modification of the terms or conditions of a stock-based payment award as an exchange of the original award for a new award. Compensation expense for modified stock-based payment awards is equal to the fair value of the original award plus the incremental cost conveyed as a result of the modification expensed over the remaining life of the award.

Contract Settlements—With respect to disputed contracts related to the ground infrastructure for the Company’s MEO satellite system, the Company continued to record expenses according to its contractual obligation until such contracts were terminated. Upon termination, and prior to settlement, the Company continued to accrue estimated late payment fees and interest expense, as applicable. Upon reaching settlement, whereby the other party’s claims were legally released, the Company extinguished its recorded liability, resulting in the recognition of a gain or loss on contract settlement. As of June 29, 2012, all unsettled contracts were eliminated as a result of the deconsolidation of the Company’s International Subsidiaries.

Income Taxes—The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance against deferred tax assets (“DTAs”) is recorded when it is more likely than not that the assets will not be realized.

The Company records an unrecognized tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the tax authorities. The Company’s policy is to recognize interest and/or penalties related to unrecognized tax benefits as income tax expense.

Contingencies—Outcomes of legal proceedings and claims brought by and against the Company are subject to significant uncertainty. The Company accrues an estimated loss from a loss contingency such as a legal proceeding or claim by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact the Company’s financial position, results of operations or cash flows. For contingencies that might result in a gain, the Company does not record the gain until realized, as to do otherwise could result in the recognition of revenue before it is realized.

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

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except share and per share data):

	Year ended December 31,
	2013	2012	2011
Net income (loss) attributable to Pendrell	$(55,062)	$40,084	$318,860

Weighted average common shares outstanding	265,684,341	261,335,347	257,037,366
Less: weighted average unvested restricted stock awards	(3,564,938)	(4,380,344)	(3,276,408)

Shares used for computation of basic income (loss) per share	262,119,403	256,955,003	253,760,958
Add back: weighted average unvested restricted stock awards and units	—	4,977,877	3,276,408
Add back: dilutive stock options and stock appreciation rights	—	1,891,399	2,029,732

Shares used for computation of diluted income (loss) per share(1)	262,119,403	263,824,279	259,067,098

Basic income (loss) per share attributable to Pendrell	$(0.21)	$0.16	$1.26

Diluted income (loss) per share attributable to Pendrell	$(0.21)	$0.15	$1.23

(1)	Stock options, stock appreciation rights, restricted stock awards and units totaling 34,408,579, 26,593,976 and 8,993,158 for the years ended December 31, 2013, 2012 and 2011, respectively, were excluded from the calculation of diluted income (loss) per share as their inclusion was anti-dilutive. Warrants totaling 3,172,110 were also excluded from the calculation for the year ended December 31, 2011. These warrants were exercised in November and December of 2012 and are now reflected as shares outstanding.

New Accounting Pronouncements—In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-11, Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“Update No 2013-11”). Update No. 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss (“NOLs”) carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. Update No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. Update No. 2013-11 can be applied prospectively to all unrecognized tax benefits with retrospective application permitted. The retroactive adoption of this statement on January 1, 2013, did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

3. Business Combinations

On February 21, 2013, the Company acquired a 68.75% interest in Provitro Biosciences LLC (“Provitro”). Accordingly, the activities of Provitro from the acquisition date though December 31, 2013 have been included in the Company’s consolidated statement of operations for the year ended December 31, 2013. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs associated with the acquisition of Provitro of $0.4 million, are included in general and administrative expenses.

Although the Company has yet to generate revenue from the activities of Provitro, it is continuing to (i) advance the Provitro™ technology and related laboratory processes, (ii) assess potential markets for timber bamboo, and (iii) engage with third parties regarding the commercialization of the Provitro™ technology. During 2013, Provitro incurred $2.9 million of operating expenses which have been included in general and administrative expenses.

The following table summarizes the allocation of the $16.6 million cash paid for the assets acquired and liabilities assumed as a result of the Provitro acquisition on February 21, 2013 (in thousands):

Tangible assets acquired and liabilities assumed:
Cash	$7,396
Other current and noncurrent assets, net of liabilities	430
Property in service	2,950

Net tangible assets acquired	10,776
Identifiable intangible assets	12,853
Goodwill	516

Fair value of assets acquired	24,145
Fair value of 31.25% noncontrolling interest	(7,545)

Total purchase price	$16,600

These allocations were based on fair value estimates as of the closing date of the acquisition and are included in the Company’s consolidated balance sheet at December 31, 2013. The Company used the cost approach to value the $12.9 million of definite-lived intangible assets related to the developed Provitro™ technology. The Company has determined that the expected period of benefit of the developed technology is approximately ten years.

The acquisition of Provitro was not material to the Company’s results of operations or cash flows.

Ovidian—In June 2011, the Company acquired all of the membership interests of Ovidian by paying $6.0 million in cash and issuing 3,000,000 shares of the Company’s Class A common stock to the former owners. Ovidian is a well-respected and trusted provider of IP advisory and consulting services to leading technology companies. A portion of the purchase price was placed in escrow and is being recognized as compensation expense from the date of acquisition through July 1, 2014, at a rate of $0.8 million per quarter beginning with the quarter ended September 30, 2011, subject to certain forfeiture provisions.

ContentGuard—In October 2011, the Company purchased 90.1% of the outstanding capital stock of ContentGuard Holdings Inc. (“ContentGuard”) for aggregate consideration of $90.1 million in cash. ContentGuard has been an inventor and developer of digital rights management patents and content distribution technologies designed to facilitate the creation of products and security solutions that guard against unauthorized duplication and use of digital content.

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

Unaudited Pro Forma Combined Financial Information—For comparability purposes, the following table presents the Company’s unaudited pro forma revenue and earnings for the year ended December 31, 2011 had the Ovidian and ContentGuard acquisitions occurred on January 1, 2011 (in thousands, except per share amounts):

Year ended December 31, 2011(1)
Revenue	$4,656
Net income	268,821
Net income attributable to Pendrell	289,872
Basic income per share attributable to Pendrell	1.06
Diluted income per share attributable to Pendrell	1.04

(1)	The Company’s historical results for the year ended December 31, 2011 include a $40.7 million income tax benefit, primarily related to the release of a portion of the Company’s deferred tax valuation allowance as a result of the establishment of deferred tax liabilities in connection with the ContentGuard acquisition. As this income tax benefit is non-recurring in nature and is directly related to the acquisition of ContentGuard, the Company has excluded it from its presentation of pro forma net income.

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

During the year ended December 31, 2013, the Company expanded its patent holdings through the acquisition of additional patents covering memory and storage technologies for electronic devices. During 2012, the Company acquired patent portfolios covering wireless handset and infrastructure technologies, e-commerce, mobile applications, video delivery, security, and other technologies.

During the year ended December 31, 2013, the Company sold patents in several transactions and has included the gross proceeds in revenue. Cost associated with the patents sold, including any remaining net book value, are included in patent administration, litigation and related costs. Certain of the patents sold were subject to an obligation to pay a substantial portion of the net proceeds to a third party. In future periods, these third party payments as a percentage of revenues may vary significantly based on the structure utilized for any given acquisition.

The net effect of the patent acquisitions and divestures, including the issuance of more than fifty additional patents since the beginning of 2013, resulted in the Company, through its subsidiaries, holding more than 1,600 issued patents worldwide, with additional patent applications pending.

In March 2011, the Company continued the divestiture of its satellite-related assets with the sale of its interests in DBSD to DISH Network for $325.0 million and recognized a gain of approximately $300.9 million associated with the disposition. The final installment of $10.0 million, together with reimbursement of certain bankruptcy-related costs, was paid by DISH Network in March 2012, upon DBSD’s emergence from bankruptcy.

During the first quarter of 2012, the Company completed the sale of its real property in Brazil for approximately $5.6 million and sold its MEO Assets. On June 29, 2012, the Company transferred its International Subsidiaries to the Liquidating Trust. All of the property in Brazil, the MEO Assets and substantially all of the assets of the International Subsidiaries had been written off in prior years.

The disposal of the Company’s satellite assets and transfer of its International Subsidiaries to a Liquidating Trust resulted in the elimination of approximately $61.9 million in satellite-related liabilities, a one-time $48.7 million gain, and the triggering of tax losses of approximately $2.4 billion, which the Company believes can be carried forward to offset taxable income for up to 20 years.

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

Intangible assets with finite useful lives consist of acquired patents, developed technology, customer relationships and trade secrets which are amortized on a straight-line basis over the expected period of benefit which range from six to thirteen years. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company has determined that no impairments related to its intangible assets existed as of December 31, 2013 and 2012.

The following table presents the expected period of benefit of the Company’s intangible assets with finite useful lives:

Weighted Average Lives
Patents	10 years
Developed technology	10 years
Customer relationships	9 years
Trade secrets	12 years

The following table presents details of the Company’s intangible assets and related amortization (in thousands):

	December 31, 2013	December 31, 2012
Cost:
Patents	$144,739	$137,513
Developed technology	12,853	—
Customer relationships	6,615	6,615
Trade names	4,812	4,812
Trade secrets	1,940	1,940

Total cost	170,959	150,880

Accumulated amortization:
Patents	(27,925)	(14,149)
Developed technology	(1,071)	—
Customer relationships	(1,872)	(1,065)
Trade names	—	—
Trade secrets	(404)	(242)

Total accumulated amortization	(31,272)	(15,456)

Intangible assets, net	$139,687	$135,424

During the year ended December 31, 2013, the Company disposed of certain patents. Cost associated with the patents disposed, including any remaining net book value, are included in patent administration, litigation and related costs and were immaterial for the period. The Company did not dispose of any purchased intangible assets during the years ended December 31, 2012 and 2011.

The Company recorded amortization expense related to purchased intangible assets of $15.9 million, $13.5 million and $2.0 million for the years ended December 31, 2013, 2012, and 2011, respectively, which is included in amortization of intangibles in the consolidated statements of operations.

The estimated future amortization expense of purchased intangible assets as of December 31, 2013 is as follows (in thousands):

Year ending December 31,	Amount
2014	$16,194
2015	16,194
2016	16,234
2017	16,009
2018	15,828
Thereafter	54,416

Total	$134,875

6. Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired in the Company’s acquisitions of Ovidian on June 17, 2011, ContentGuard on October 31, 2011 and Provitro on February 21, 2013.

The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 are as follows (in thousands):

	December 31, 2013	December 31, 2012
Beginning balance	$21,209	$22,093
Acquisition of Provitro	516	—
Net adjustments to purchase price of ContentGuard	—	(884)

Ending balance	$21,725	$21,209

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

7. Accrued expenses

The following table summarizes accrued expenses (in thousands):

	December 31, 2013	December 31, 2012
Accrued payroll and related expenses	$2,242	$1,092
Accrued legal, professional and other expenses	3,429	1,290

	$5,671	$2,382

8. Other liabilities

From time to time the Company agrees to make contingent and non-contingent future payments in connection with acquisition transactions. The Company recognizes the contingent portion of these future payments as liabilities when they are estimable and it is probable that they will be paid. Other liabilities, both current and noncurrent, that meet these criteria include installment payment obligations at December 31, 2013, arising from property and intangible asset acquisitions of which $2.0 million is due in 2014 and $4.0 million is due in 2015. There were no future payment obligations at December 31, 2012. Additionally, other liabilities include expense related to restricted stock awards that are required to be treated as a liability of which $1.4 million and $0.6 million were accrued as of December 31, 2013 and 2012, respectively.

9. Commitments and Contingencies

Purchase Commitments—The Company’s contractual obligations include installment payment obligations arising from property and intangible asset acquisitions of which $2.0 million is due in 2014 and $4.0 million is due in 2015.

Lease and Commitments—The Company has operating lease agreements for its main office in Kirkland, Washington, and offices in California, Texas, Washington, D.C. and Finland. Total rental expense included in general and administrative expenses in the Company’s consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 was as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Rent expense	$875	$637	$859

As of December 31, 2013, future minimum payments under the Company’s lease agreements were as follows (in thousands):

Operating leases
2014	$816
2015	626
2016	612
2017	591
2018	425
Thereafter	205

Total minimum payments	$3,275

Litigation—In the opinion of management, except for those matters described below and elsewhere in this report, to the extent so described, litigation, contingent liabilities and claims against the Company in the normal course of business are not expected to involve any judgments or settlements that would be material to the Company’s financial condition, results of operations or cash flows.

ZTE Enforcement Actions—On February 27, 2012, the Company’s ContentGuard subsidiary filed a patent infringement lawsuit against ZTE Corporation and ZTE (USA) Inc. (collectively “ZTE”) in the Eastern District of Virginia (the “ZTE District Court Case”), in which ContentGuard alleged that the defendants have infringed and continue to infringe six of its patents by making, using, selling or offering for sale certain mobile communication and computing devices. The ZTE District Court Case was transferred to the federal court in the Southern District of California on May 18, 2012. In December 2013, ContentGuard voluntarily dismissed the ZTE District Court Case and, shortly thereafter, entered into a standstill agreement with ZTE. The standstill agreement does not impact the inter partes review (“IPR”) proceedings and opposition proceeding in Germany (the “Opposition”) described below.

On February 12, 2013, ZTE filed with the United States Patent and Trademark Office petitions for IPR, challenging the validity of 290 of the 310 claims contained in the six patents asserted by ContentGuard in the ZTE District Court Case. The Patent Trial and Appeal Board (“PTAB”) hears all IPR challenges. It concluded that there was no merit to ZTE's assertions of invalidity on 103 claims, but initiated further proceedings on the remaining claims. The IPR proceedings with respect to one patent have subsequently been dismissed, and reissue proceedings initiated with respect to another of the patents. Hearings on the remaining four patents were held by the PTAB on February 26 and 27, 2014. The Company is unable to anticipate the outcome of the IPR review, including possible appeals.

On November 19, 2012, ContentGuard’s subsidiary, ContentGuard Europe GmbH, filed a patent infringement lawsuit against ZTE Corporation and ZTE Deutschland GmbH in Mannheim Regional Court in Germany, in which ContentGuard Europe GmbH alleged that the defendants have infringed and continue to infringe three of its patents by making, using, selling or offering for sale certain mobile communication and computing devices. ZTE filed a nullity action against two of the patents in April 2013 and filed an Opposition against the third patent in July 2013. Infringement hearings on one of the patents were held in May and November 2013. The infringement and nullity proceedings were “put to rest” (stayed) in January 2014 as required by the standstill agreement. The Opposition will continue. The Company is unable to anticipate the timing or outcome of the Opposition.

Enforcement Action against Amazon et. al.—On December 18, 2013, the Company’s ContentGuard subsidiary filed a patent infringement lawsuit against Amazon.com, Inc. Apple, Inc, Blackberry Corporation (fka Research in Motion Corporation), Huawei Device USA, Inc. and Motorola Mobility LLC in the Eastern District of Texas, in which ContentGuard alleged that the defendants have infringed and continue to infringe nine of its patents by making, using, selling or offering for sale certain mobile communication and computing devices (the

“Amazon Litigation”). On January 17, 2014, ContentGuard filed an amended complaint in the Amazon Litigation adding certain affiliates of the original defendants, along with HTC Corporation, HTC America Inc., Samsung Electronics Co., Ltd., Samsung Electronics America, Inc. and Samsung Telecommunications America, LLC. The Company is unable to anticipate the timing or outcome of the Amazon Litigation.

Google Actions—On January 31, 2014, Google Inc. (“Google”) filed a declaratory judgment suit in the Northern District of California alleging non-infringement of the nine patents asserted in the Amazon Litigation. On February 5, 2014, ContentGuard filed a patent infringement action in the Eastern District of Texas against Google, in which ContentGuard alleges that Google has infringed and continues to infringe the same nine patents. On February 19, 2014, ContentGuard moved to consolidate ContentGuard’s patent infringement claim against Google into the Amazon Litigation. The Company is unable to anticipate the timing or outcome of the actions by and against Google.

J&J Collection—In March 2012, the Company asserted claims in arbitration in London against Jay and Jayendra (Pty) (“J&J Group”), a South African corporation, to recover approximately $2.7 million in costs that J&J Group was required to reimburse the Company pursuant to a MEO satellite asset purchase agreement that was signed in April 2011. In May 2012, J&J Group counterclaimed for breach of contract, seeking approximately $1.2 million, plus attorney fees and costs. The arbitration was held in September 2012, and judgment was awarded in November 2012, in the Company’s favor for approximately $4.0 million, which included its requested reimbursement plus costs and fees of approximately $1.3 million. J&J Group submitted multiple appeals to the UK courts, the last of which was rejected in July 2013. The Company has commenced a collection action in South Africa (where J&J Group is domiciled), but due to the uncertainty of collection, it has not recognized the gain associated with the judgment. The Company is unable to anticipate the timing or outcome of the proceedings against J&J Group.

10. Shareholders’ Equity

Common Stock—The Company’s Articles of Incorporation authorizes two classes of common stock, Class A and Class B. The rights of the holders of shares of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Holders of shares of Class A common stock are entitled to one vote per share. Holders of shares of Class B common stock are entitled to ten votes per share. The Class B common stock is convertible at any time at the option of its holder into shares of Class A common stock. Each share of Class B common stock is convertible into one share of Class A common stock. Additionally, subject to certain exceptions, shares of Class B common stock will automatically convert into shares of Class A common stock if the shares of Class B common stock are sold or transferred. Class A common stock is not convertible. Eagle River Satellite Holdings, LLC, the Company’s controlling shareholder, together with its affiliates Eagle River Investments, LLC, Eagle River, Inc. and Eagle River Partners, LLC held an economic interest of approximately 33.3% and a voting interest of approximately 65.1% in the Company as of December 31, 2013.

Stock Incentive Plan—On November 14, 2012, the Company’s shareholders approved the Pendrell Corporation 2012 Equity Incentive Plan (the “2012 Plan”). Effective upon the approval of the 2012 Plan, the Company’s 2000 Stock Incentive Plan, as amended and restated (the “2000 Plan”) was terminated. No additional awards will be granted under the 2000 Plan.

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

Under the 2012 Plan, the aggregate number of shares of Class A common stock that may be issued pursuant to Awards from and after the effective date of the 2012 Plan will not exceed, in the aggregate, the sum of

37,952,546 shares, plus any shares subject to outstanding stock awards granted under the 2000 Plan that (i) expire or terminate for any reason prior to exercise or settlement; (ii) are forfeited, cancelled or otherwise returned due to the failure to meet a condition required to vest such shares; or (iii) are reacquired, withheld or not issued to satisfy a tax withholding obligation in connection with an award. As of December 31, 2013, 19,340,442 shares were reserved and remain available for grant under the 2012 Plan.

Stock-Based Compensation—The Company records stock-based compensation based on the estimated fair value on the date of grant and recognizes compensation cost over the requisite service period for awards expected to vest. The Company estimates its forfeiture rate for Awards based on the Company’s historical rate of forfeitures due to terminations and expectations for forfeitures in the future. Effective July 1, 2011, the Company determined that DBSD was no longer a related corporation under the 2000 Plan. As a direct result of DBSD no longer being deemed a related corporation under the 2000 Plan, the Company decreased its estimated forfeiture rate from 40% to 5% during the third quarter of 2011.

Stock-based compensation expense included in the Company’s consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011was as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Stock options	5,723	4,564	3,345
Restricted stock awards(1)(2)	6,622	4,033	2,024

Total stock-based compensation expense	$12,345	$8,597	$5,369

(1)	In August 2012, the Company’s Board of Directors approved a modification which added alternative vesting criteria required for 3,175,000 shares of restricted stock previously granted to 12 employees. As a result of the modification the Company recorded an additional $1.0 million of stock-based compensation expense for the year ended December 31, 2012, which represents the incremental fair value of the modified restricted stock.
(2)	Stock-based compensation expense for the year ended December 31, 2013 and 2012, includes $0.8 million and $0.6 million of expense, respectively, related to 250,000 Class A common stock restricted stock awards that are required to be treated as a liability. As of December 31, 2013 and 2012, $1.4 million and $0.6 million, respectively, were accrued for such awards.

At December 31, 2013, the balance of stock-based compensation cost to be expensed in future years related to unvested stock-based awards, as adjusted for expected forfeitures, is as follows (in thousands):

2014	$7,789
2015	4,444
2016	1,939
2017	134
2018 and thereafter	—

$14,306

The weighted average period over which the unearned stock-based compensation expense is expected to be recognized is approximately 2.2 years.

Stock Options and Stock Appreciation Rights—The Company has granted stock options and stock appreciation rights to employees, directors, consultants and/or advisors in connection with their service to the Company. Stock options to purchase the Company’s Class A common stock are granted at the fair market value of the stock on the date of grant. The Company has both service-based stock options and performance-based stock options. The majority of service-based stock options become exercisable over a four year period and stock options granted to non-employee directors generally vest over one year. Performance-based stock options become exercisable, and stock appreciation rights will be triggered, if the Company achieves specified performance goals during the performance period and the grantee remains employed during the subsequent vesting period. Stock options generally expire 10 years after the date of grant or up to three months after termination of employment, whichever occurs earlier.

The weighted average fair value of stock options and stock appreciation rights granted during the years ended December 31, 2013, 2012 and 2011 was estimated using the Black-Scholes Model with the following assumptions:

	Year ended December 31,
	2013	2012	2011
Weighted average expected volatility	55%	57%	83%
Weighted average risk-free interest rate	1.2%	1.1%	2.1%
Expected dividend yield	0%	0%	0%
Weighted average expected term in years	5.8	6.2	6.3
Weighted average estimated fair value per option granted	$0.88	$0.68	$1.80

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

The Company granted the following stock options and stock appreciation rights to certain employees in connection with their continued or new employment with the Company during the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	Year ended December 31,
	2013	2012	2011
Service-based	1,248,000	15,450,875	6,039,500
Performance-based	250,000	—	2,000,000
Stock options issued as Board of Director compensation	300,000	300,000	300,000

Total granted	1,798,000	15,750,875	8,339,500

Fair value of grants	$1,585	$10,712	$14,699

The Company’s stock option and stock appreciation rights activity for the years ended December 31, 2013, 2012 and 2011 is summarized as follows:

	Number of options	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value(1) (in thousands)
Outstanding at December 31, 2010	14,704,073	$3.68
Granted	8,339,500	3.96
Exercised	(210,000)	1.08
Forfeited	(8,638,573)	4.74

Outstanding at December 31, 2011	14,195,000	3.23
Granted	15,750,875	1.27
Exercised	(597,875)	1.25
Forfeited	(862,625)	3.04

Outstanding at December 31, 2012	28,485,375	2.19
Granted	1,798,000	1.73
Exercised	(165,312)	1.13
Forfeited	(1,621,600)	2.20

Outstanding at December 31, 2013	28,496,463	$2.17	7.72	$14,142

Exercisable at December 31, 2013	11,035,669	$2.08	6.88	$4,853

Vested and expected to vest, December 31, 2013	27,679,015	$2.19	7.70	$13,647

(1)	Aggregate intrinsic value represents total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of 2013 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their stock options and stock appreciation rights on the last business day of the fiscal year.

The intrinsic value of stock options exercised during the year ended December 31, 2013 was $0.1 million. The total fair value of options which vested during the years ended December 31, 2013, 2012 and 2011 was approximately $5.8 million, $4.1 million and $1.5 million, respectively.

The following table summarizes significant ranges of outstanding and exercisable stock options and stock appreciation rights as of December 31, 2013:

	Outstanding stock options and stock appreciation rights			Exercisable stock options and stock appreciation rights
Range of exercise prices	Number of options/SARs	Weighted average exercise price	Weighted average remaining life (in years)	Number of options/SARs	Weighted average exercise price
$0.00—$2.00	18,543,250	$1.25	8.23	6,362,650	$1.25
$2.01—$4.00	6,708,213	2.65	7.47	3,328,019	2.74
$4.01—$6.00	2,345,000	5.09	4.46	1,345,000	4.41
$6.01—$10.00	900,000	10.00	7.46	—	—

	28,496,463	$2.17	7.72	11,035,669	$2.08

Restricted Stock Awards—The Company has granted restricted stock awards to employees and consultants in connection with their service to the Company. The Company’s stock grants can be categorized as either service-based awards, performance-based awards, and/or market-based awards.

The Company granted the following shares of Class A common stock underlying restricted stock awards granted to certain employees in connection with their continued or new employment with the Company during the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	Year ended December 31,
	2013	2012	2011
Service-based(1)	211,250	3,401,813	295,000
Market-based(2)(3)(4)	300,000	2,927,812	2,975,000
Shares issued as Board of Director compensation	348,698	145,124	112,574

Total granted	859,948	6,474,749	3,382,574

Fair value of grants	$1,198	$9,979	$8,666

(1)	The service-based restricted stock awards generally vest at a rate of 25% per year over four years.
(2)	The market-based restricted stock awards granted during the year ended December 31, 2013 consisted of two awards of 150,000 units each which vest only after designated time periods have elapsed and designated stock prices (each a “Price Threshold”) have been met. Specifically, for each 150,000 stock award, (i) 25% vests when at least one year has passed and the Price Threshold has been met, (ii) 25% vests when at least two years have passed and the Price Threshold has been met, (iii) 25% vests when at least three years have passed and the Price Threshold has been met, and (iv) the final 25% vests when at least four years have passed and the Price Threshold has been met. The Price Threshold for one of the 150,000 stock awards is an average closing price of $3.00 for 20 consecutive trading days. The Price Threshold for the other 150,000 stock award is an average closing price of $6.00 for 20 consecutive trading days.
(3)	The market-based restricted stock awards granted during the year ended December 31, 2012 vest based upon, (i) the Company’s common stock achieving an average closing price of $2.00 for 60 consecutive calendar days, and (ii) upon the Company’s common stock achieving an average closing price of $3.00 for 60 consecutive calendar days. During the year ended December 31, 2013 the market condition of an average closing stock price of $2.00 for 60 consecutive calendar days was met and 2,780,164 restricted stock awards vested.
(4)	On August 24, 2012, the Company’s Board of Directors approved a modification which added alternative vesting criteria for 3,175,000 shares of restricted stock previously granted to employees, including the 2,975,000 granted in 2011. The performance conditions were modified to encourage the attainment of key performance targets and retention of skilled employees. The new terms for the modified restricted stock with performance conditions provide for vesting to occur on the earlier of the Company’s achievement of certain financial targets or modified share price targets. No other terms of the restricted stock awards were modified.

The Company’s restricted stock award activity for the years ended December 31, 2013, 2012 and 2011 is summarized as follows:

	Number of restricted stock awards	Weighted average grant date fair value
Unvested—December 31, 2010	2,008,768	$1.17
Granted	3,382,574	2.56
Vested	(780,433)	1.23

Unvested—December 31, 2011	4,610,909	2.18
Granted	6,474,749	1.55
Vested	(559,783)	1.57
Forfeited	(717,500)	1.62

Unvested—December 31, 2012	9,808,375	1.84
Granted	859,948	1.39
Vested	(4,298,239)	1.53
Forfeited	(457,968)	1.76

Unvested—December 31, 2013	5,912,116	$1.62

During the year ended December 31, 2013, 2,780,164 market-based restricted stock awards and restricted stock units vested as a result of the Company’s achievement of the market condition of an average closing stock price of $2.00 for 60 consecutive calendar days and 1,518,075 service-based restricted stock awards and restricted stock units vested as a result of the achievement of service targets. Certain holders of the vested restricted stock awards and restricted stock units exercised their right to have their awards net-share settled to cover statutory employee taxes related to the vesting of the restricted stock awards and restricted stock units. The settlement of these awards resulted in the Company repurchasing and/or cancelling 1,107,901 shares for $2.7 million. Of this amount, $1.0 million was charged to retained earnings and $1.7 million was charged to additional paid in capital.

Warrants—In connection with the settlement of long-term debt in 2002, the Company issued warrants to purchase shares of the Company’s Class A common stock. Each warrant contained provisions for the adjustment of the exercise price and the number of shares issuable upon the exercise of the warrant in the event of certain dilutive transactions. During the fourth quarter of 2012, warrants to purchase a total of 3.2 million shares of the Company’s Class A common stock were exercised at a price of $0.01 per share. As of December 31, 2012 and 2013, there were no additional warrants outstanding.

11. Gain on Deconsolidation of Subsidiaries

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

As a result of the transfer of the International Subsidiaries to the Liquidating Trust, the Company no longer has control or significant influence over the operating decisions of the International Subsidiaries. Upon transfer of the International Subsidiaries to the Liquidating Trust, control now rests with the Trustee rather than the Company. Although the Company no longer has control of the International Subsidiaries, it remains a creditor in the same manner as other third party creditors due to significant loans made to those entities. Accordingly, the Company further evaluated the consolidation rules that apply to variable interest entities (“VIE”), and determined that since (i) the Company does not have the power to direct the activities of the Liquidating Trust in a manner to impact its economic performance and (ii) the Company is not the primary beneficiary of the Liquidating Trust, the Liquidating Trust does not meet the consolidation requirements of a VIE. Accordingly, due to the Company’s loss of control, it has deconsolidated the International Subsidiaries from its consolidated financial operating results effective June 29, 2012.

As a result of the deconsolidation of the International Subsidiaries, the Company recognized a gain of $48.7 million principally through the elimination of $61.9 million of liabilities associated with the International Subsidiaries, including liabilities for uncertain tax positions, net of the recognition of cumulative translation adjustment losses associated with the International Subsidiaries of $12.7 million previously recognized in accumulated other comprehensive loss in shareholders’ equity.

The following table summarizes the International Subsidiaries obligations, excluding $10.0 million for liabilities related to uncertain tax positions, prior to the transfer to the Liquidating Trust on June 29, 2012 (in thousands):

June 29, 2012
Accrued expenses	$6,568
Accrued interest	30,474
Capital lease obligations	14,881

$51,923

The Company continued to accrue expenses associated with contractual obligations of the International Subsidiaries until the liabilities were transferred to the Liquidating Trust. During the years ended December 31, 2012 and 2011, the Company recorded general and administrative expenses related to the International Subsidiaries of $0.3 million and $2.0 million, respectively. Additionally, the Company recorded $2.5 million and $4.6 million of interest expense related to the contractual obligations of the International Subsidiaries during the years ended December 31, 2012 and 2011, respectively.

12. Gain on settlement of Boeing Litigation

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

13. Income Taxes

The components of the Company’s consolidated income (loss) before income taxes for the years ended December 31, 2013, 2012 and 2011 consist of the following (in thousands):

	Year ended December 31,
	2013	2012	2011
Income (loss) before income taxes:
United States	$(57,994)	$34,005	$276,023
Foreign	14	4,978	(362)

	$(57,980)	$38,983	$275,661

The Company’s income tax benefit for the years ended December 31, 2013, 2012 and 2011 consists of the following (in thousands):

	Year ended December 31,
	2013	2012	2011
United States—deferred	$—	$—	$(40,684)
Foreign—current	—	(1,034)	(2,241)

	$—	$(1,034)	$(42,925)

The United States-deferred income tax benefit for the year ended December 31, 2011 was a result of the Company’s acquisition of ContentGuard in a stock purchase transaction. For tax purposes the assets and liabilities of ContentGuard retain their historical basis and are not adjusted for purchase accounting. As a result, the intangible assets and related goodwill recorded as a result of the acquisition have no tax basis and, therefore, no corresponding deduction in future tax returns. The Company established a deferred tax liability associated with these non-tax deductible assets, excluding goodwill. As a result of recording the deferred tax liabilities of ContentGuard, the Company determined that a portion of its deferred tax valuation allowance could be reduced due to the utilization of scheduled reversals of deferred tax liabilities. The scheduled reversals serve as a source of taxable income to support the realization of deferred tax assets, thereby allowing for the release of a portion of the Company’s deferred tax valuation allowance. Accordingly, the Company’s income tax benefit for the year ended December 31, 2011 includes $40.7 million related to the release of a portion of its valuation allowance.

The foreign-current income tax benefits recorded for the years ended December 31, 2012 and 2011 were primarily due to expiration of the statute of limitations associated with previously recorded uncertain tax positions, including interest and penalties.

A reconciliation of the federal statutory income tax rate of 34% to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2013	2012	2011
Statutory tax rate	34.00%	34.00%	34.00%
Change in valuation allowance	(9.33)	(28.71)	(50.33)
Deferred tax adjustments	(43.17)	—	—
§338(h)(10) asset sale treatment upon DBSD sale to DISH	21.22	—	—
Liquidation and deconsolidation of subsidiaries	(0.02)	(52.91)	—
Change in state rate	(0.10)	40.89	—
Expiration of NOLs	(1.11)	0.78	—
Other	(1.49)	0.89	1.60
Foreign tax benefit	—	2.41	(0.84)

Effective tax rate	—	(2.65)%	(15.57)%

The significant components of the Company’s net deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2013	December 31, 2012
Deferred tax assets:
Net operating and capital losses	$894,798	$832,976
Basis difference in Liquidating Trust	31,642	93,946
Accrued expenses and other	10,150	7,897

Total deferred tax assets	936,590	934,819
Valuation allowance	(905,502)	(900,093)

Net deferred tax assets	$31,088	$34,726

Deferred tax liabilities:
Intangibles	$(32,576)	$(36,214)

Total deferred tax liabilities	$(32,576)	$(36,214)

Net deferred tax liabilities	$(1,488)	$(1,488)

During the year ended December 31, 2013, the Company validated prior year costs to be deducted on its 2012 income tax return resulting from the disposition of substantially all of its satellite related assets either to unrelated parties or via transfer into the Liquidating Trust. This validation process resulted in a reduction to the NOL DTA in the amount of $32.5 million during the year ended December 31, 2013. The related NOLs are now shown as an unrecognized tax benefit, pending IRS consent. If approved by the IRS, the $32.5 million will be reflected as an NOL DTA in future years. The reduction was partially offset by $7.5 million of additional NOL DTAs. The net $25.0 million reduction in the NOL DTAs was offset by a corresponding decrease in the Company’s valuation allowance, resulting in no impact on the Company’s financial position, results of operations or cash flows. The impact of the reduced NOL DTAs is reflected in the deferred tax adjustments caption in the Company’s 2013 effective tax rate reconciliation.

DBSD has been deconsolidated from the Company’s financial statements since May 15, 2009, when the Company ceased to have control of DBSD as a result of Chapter 11 bankruptcy proceedings. As a result of the deconsolidation of DBSD, all of the assets and liabilities of the subsidiary, including deferred tax assets and liabilities were derecognized. When the plan of reorganization was consummated and DBSD emerged from Chapter 11 bankruptcy proceedings on March 9, 2012, the Company and DBSD, which had until that time continued to be treated for U.S. federal tax purposes as an affiliated group of companies subject to consolidation, became deconsolidated for tax purposes. Subsequent to emergence from bankruptcy proceedings, DISH Network and the Company made a joint election to treat the DISH Network acquisition of DBSD as an asset acquisition under §338(h)(10) of the Internal Revenue Code. Prior to the filing of its 2012 income tax return, the Company received a Private Letter Ruling from the IRS affirming the §338(h)(10) election. As a result of the ruling, the Company recognized an additional $36.2 million of NOLs related to the sale of DBSD to DISH Network. These additional NOL DTAs were offset by a corresponding increase in the Company’s valuation allowance. The impact of the additional NOL DTAs is reflected in the §338(h)(10) asset sale treatment upon DBSD sale to DISH caption in the Company’s 2013 effective tax rate.

For all years presented, the Company has considered all available evidence, both positive and negative, and ongoing prudent and feasible tax planning strategies to determine that, based on the weight of that evidence, a valuation allowance is needed to reduce the value of its deferred tax assets to an amount that is more likely than not to be realized.

At December 31, 2013, the Company had NOLs of approximately $2.5 billion, of which $2.4 billion were from prior years and an additional $0.1 billion was generated in 2013 as a result of current year losses, the validation of historical NOLs and the affirmed §338(h)(10) election. $2.4 billion of these NOLs are immediately available and begin to expire in 2025. As of December 31, 2013, the Company also had California NOLs of $1.4 billion, a portion of which shall expire in 2014. The NOLs could be subject to limitation under Section 382 if future stock offerings or equity transactions give rise to an ownership change as defined for purposes of Section 382. As discussed below, the Board of Directors adopted a Tax Benefits Preservation Plan designed to preserve shareholder value and the value of certain tax assets primarily associated with NOLs under Section 382.

During the year ended December 31, 2013, $14.3 million of uncertain tax positions were released related to the affirmed §338(h)(10) election on the sale of DBSD to DISH Network. In addition, the Company identified certain NOL DTAs requiring IRS consent for reasonable cause relief. Accordingly, the Company reduced its NOL DTAs and recorded a corresponding $32.5 million unrecognized tax benefit, pending IRS consent. As a result, the Company had an unrecognized tax benefit of $37.7 million as of December 31, 2013, with no accrued interest and penalties. As of December 31, 2012, the Company had unrecognized benefits of $19.5 million, with no accrued interest and penalties. During the year ended December 31, 2013, the Company recorded no penalties or interest within its income tax benefit. During the years ended December 31, 2012 and 2011, the Company recorded penalties and interest within its income tax benefit of $0.8 million and $1.2 million, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2013	2012	2011
Beginning of period	$19,452	$4,686	$5,917
Additions based on tax positions related to the current year	—	19,452	—
Additions for tax positions related to prior years	32,533	144	503
Reductions for tax positions of prior years	(14,320)	(4,830)	—
Reductions for expiration of statute of limitations	—	—	(1,734)

End of period	$37,665	$19,452	$4,686

As of December 31, 2013, the Company had $37.7 million of unrecognized tax benefits which, if fully recognized, would decrease the Company’s effective tax rate. The Company estimates a reduction in its unrecognized tax benefits of approximately $37.7 million may occur within the next twelve months upon resolution of determinations by taxing authorities.

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

Personal Holding Company Determination—A personal holding company is a corporation with five individual shareholders whose ownership exceeds 50% of the corporation’s outstanding shares, measured by share value (“Concentrated Ownership”), and which generates personal holding company income (which includes most royalty revenue and other types of passive revenues) that constitutes 60% or more of its adjusted ordinary gross income. For a corporate subsidiary, Concentrated Ownership is determined by reference to ownership of the parent corporation(s), and the subsidiary’s income is subject to additional tests to determine whether the income renders the subsidiary a personal holding company. Due to the realization of subsidiary-level income, Pendrell’s consolidated subsidiary ContentGuard may be a personal holding company. The Company does not anticipate any resulting personal holding company tax liability for current or prior years because if it is determined that ContentGuard is a personal holding company, ContentGuard may pay a dividend to its shareholders (including the Company which is a 90.1% shareholder), rather than incur personal holding company tax. Following a personal holding company determination (if such a determination occurs), if future personal holding company revenues at ContentGuard result in net personal holding company income, and if ContentGuard does not distribute to its shareholders a proportionate dividend in the amount of such income, then the net personal holding company income will be taxed (at 20% under current law).

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

14. Employee Benefits

The Company provides its eligible employees with medical and dental benefits, insurance arrangements to cover death in service, long-term disability and personal accident, as well as a defined contribution retirement plan. Expense related to contributions by the Company under the defined contribution retirement plan included in general and administrative expenses in the Company’s consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 was as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Defined contribution expenses	$291	$242	$94

15. Related Parties

The Company considers its related parties to be its principal shareholders and their affiliates, as well as DBSD up to the sale of DBSD which occurred in March 2011.

Eagle River Satellite Holdings, LLC (“ERSH”), Eagle River Investments, Eagle River, Inc. and Eagle River Partners, LLC (“ERP”)—ERSH is the Company’s controlling shareholder. ERSH, together with its affiliates Eagle River Investments, LLC, Eagle River, Inc. and ERP (collectively, “Eagle River”) holds an economic interest of approximately 33.3% of the Company’s outstanding common stock and a voting interest of approximately 65.1% in the Company as of December 31, 2013. On November 26, 2012, Eagle River Investments, LLC exercised warrants to purchase three million shares of the Company’s Class A common stock at an exercise price of $0.01 per share.

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

Prior to July 2012, the Company subleased from Eagle River, Inc. the office space for the Company’s headquarters in Kirkland, Washington. The sublease was a pass-through agreement, pursuant to which the Company paid rent to Eagle River, Inc. and reimbursed costs and expenses to Eagle River, Inc. that Eagle River, Inc. paid to its third-party landlord. The sublease expired contemporaneously with the expiration of the underlying prime lease in July 2012. Total payments made to Eagle River, Inc. under this agreement during the year ended December 31, 2012 and 2011 totaled $0.2 million and $0.3 million, respectively. Additionally, the Company paid $0.1 million to Eagle River, Inc. for the purchase of certain office furniture and equipment in the sub-leased space in 2011. No payments were made under these agreements in the year ended December 31, 2013.

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

16. Quarterly Financial Data (Unaudited)

The following table contains selected unaudited statement of operations information for each quarter of the years ended December 31, 2013 and 2012. The quarterly financial data reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. As discussed in Note 2 above, during the year ended December 31, 2013, the Company had expensed on average just under $0.9 million per quarter related to bonuses through its third quarter. However, the Company’s fourth quarter reflects a credit of $1.4 million or a swing of approximately $2.3 million less expense as compared to the average in the prior three quarters. There were no changes in accounting estimates that materially affected the fourth quarter of the year ended December 31, 2012.

Unaudited quarterly results were as follows (in thousands, except per share data):

	Three months ended
	March 31,		June 30,		September 30,		December 31,
	2013	2012	2013	2012	2013	2012	2013	2012
Revenue	$10,992	$3,699	$801	$20,793	$781	$1,023	$553	$8,260
Operating income (loss)	(13,053)	(8,936)	(16,739)	5,291	(15,037)	(12,803)	(13,032)	(8,196)
Net income (loss)	(13,040)	(2,518)	(16,783)	63,166	(15,071)	(12,529)	(13,086)	(8,102)
Net income (loss) attributable to Pendrell	(12,366)	(1,837)	(15,822)	62,173	(14,228)	(12,149)	(12,646)	(8,103)
Basic income (loss) per share attributable to Pendrell	$(0.05)	$(0.01)	$(0.06)	$0.24	$(0.05)	$(0.05)	$(0.05)	$(0.03)
Diluted income (loss) per share attributable to Pendrell	$(0.05)	$(0.01)	$(0.06)	$0.24	$(0.05)	$(0.05)	$(0.05)	$(0.03)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures as of December 31, 2013, as such terms are defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and have concluded that these disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e)) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Our internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in “Item 9A—Controls and Procedures” within this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Pendrell Corporation

Kirkland, Washington

We have audited the internal control over financial reporting of Pendrell Corporation and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated March 10, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

March 10, 2014

Item 9B.	Other Information.

Effective April 18, 2014, Robert Jaffe will be stepping down from his role as our vice president, corporate secretary and general counsel. On March 10, 2014, Mr. Jaffe signed a separation agreement including a full release of claims, which entitles him to a severance payment equal to his annual base salary pursuant to the terms of his employment letter, dated June 7, 2012, attached as an exhibit to our current report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2012.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

(a) The information regarding our directors required by this item is incorporated by reference to the section entitled “Election of Directors” in our Proxy Statement for our 2014 Annual Meeting of Shareholders.

(b) The information regarding our executive officers required by this item is incorporated by reference to the section entitled “Executive Officers” in our Proxy Statement for our 2014 Annual Meeting of Shareholders.

(c) The information regarding our Code of Ethics required by this item is incorporated by reference to the section entitled “Election of Directors—Corporate Governance” in our Proxy Statement for our 2014 Annual Meeting of Shareholders.

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference to the section entitled “Executive Compensation” in our Proxy Statement for our 2014 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our Proxy Statement for our 2014 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Independence of the Board of Directors” in our Proxy Statement for our 2014 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the section entitled “Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement for our 2014 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report

(1)	Consolidated financial statements

The following consolidated financial statements are included in Part II, Item 8 of this report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2013 and 2012

•	Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

•	Notes to Consolidated Financial Statements

(2)	Financial statement schedules

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

PENDRELL CORPORATION
(Registrant)

Date: March 10, 2014	By:	/s/ BENJAMIN G. WOLFF
Benjamin G. Wolff Chief Executive Officer and President (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Benjamin G. Wolff, David H. Rinn and Robert S. Jaffe, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on March 7, 2014:

Signature	Title	Date
/S/ BENJAMIN G. WOLFF Benjamin G. Wolff	Chief Executive Officer and President (Principal Executive Officer)	March 10, 2014

/S/ DAVID H. RINN David H. Rinn	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2014

/S/ RICHARD P. EMERSON Richard P. Emerson	Director	March 7, 2014

/S/ RICHARD P. FOX Richard P. Fox	Director	March 7, 2014

/S/ NICOLAS KAUSER Nicolas Kauser	Director	March 7, 2014

/S/ CRAIG O. MCCAW Craig O. McCaw	Chairman of the Board of Directors	March 7, 2014

Signature	Title	Date
/S/ R. GERARD SALEMME R. Gerard Salemme	Director	March 7, 2014

/S/ STUART M. SLOAN Stuart M. Sloan	Director	March 7, 2014

/S/ H. BRIAN THOMPSON H. Brian Thompson	Director	March 7, 2014

INDEX TO EXHIBITS

	Exhibit Description	Incorporated By Reference
Exhibit No.		Form	SEC File No.	Original Exhibit No.	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger dated November 14, 2012 between Pendrell Corporation, a Delaware corporation and Pendrell Washington Corporation, a Washington corporation	8-K	001-33008	2.1	11/15/12

3.1	Articles of Incorporation of Pendrell Corporation, a Washington corporation	8-K	001-33008	3.1	11/15/12

3.2	Bylaws of Pendrell Corporation, a Washington corporation	8-K	001-33008	3.2	11/15/12

4.1	Tax Benefits Preservation Plan dated as of January 29, 2010, by and between ICO Global Communications (Holdings) Limited and BNY Mellon Shareowner Services, as Rights Agent	8-K	001-33008	4.1	02/01/10

4.2	Subscription Form and Form of Rights Certificate	8-K	001-33008	4.19	02/18/10

10.1	Form of Director and Executive Officer Indemnification Agreement of Pendrell Corporation, a Washington corporation	8-K	001-33008	10.1	11/15/12

10.2	Indemnification Agreement, dated August 11, 2000, between ICO-Teledesic Global Limited and Eagle River Investments, LLC	10-12G	000-52006	10.14	05/15/06

10.3	Indemnification Agreement, dated July 26, 2000, among ICO-Teledesic Global Limited, CDR-Satco, L.L.C., Clayton, Dubilier & Rice, Inc. and The Clayton, Dubilier & Rice Fund VI Limited Partnership	10-12G	000-52006	10.15	05/15/06

10.4	Indemnification Agreement, dated July 17, 2000, between ICO-Teledesic Global Limited and Cascade Investment, LLC	10-12G	000-52006	10.16	05/15/06

10.5*	ICO Global Communications (Holdings) Limited 2000 Stock Incentive Plan, As Amended and Restated effective June 15, 2007	10-Q	001-33008	10.20.1	08/14/07

10.6*	Form of Class A Common Stock Option Agreement under 2000 Stock Incentive Plan	10-12G	000-52006	10.21	05/15/06

	Exhibit Description	Incorporated By Reference
Exhibit No.		Form	SEC File No.	Original Exhibit No.	Filing Date	Filed Herewith

10.7*	Form of Restricted Stock Agreement under 2000 Stock Incentive Plan	10-12G	000-52006	10.23	05/15/06

10.8*	Pendrell Corporation 2012 Equity Incentive Plan	8-K	001-33008	10.1	08/28/12

10.9*	Form of Stock Option Agreement under 2012 Equity Incentive Plan	10-K	001-33008	10.9	03/08/13

10.10*	Form of Restricted Stock Unit Agreement under 2012 Equity Incentive Plan	10-K	001-33008	10.10	03/08/13

10.11*	Board Compensation Policy, effective January 1, 2013	10-K	001-33008	10.11	03/08/13

10.12	Form of Securities Purchase Agreement	8-K	001-33008	10.1	06/06/08

10.13*	Employment Letter Agreement with Joseph Siino dated June 17, 2011	8-K	001-33008	10.1	06/22/11

10.14*	Amended and Restated Employment Letter Agreement with Benjamin G. Wolff dated July 1, 2011	8-K	001-33008	10.4	07/08/11

10.15*	Amended and Restated Employment Letter Agreement with R. Gerard Salemme dated July 1, 2011	8-K	001-33008	10.5	07/08/11

10.16*	Employment Letter Agreement with Robert S. Jaffe dated June 7, 2012	8-K	001-33008	10.1	06/14/12

10.17*	Employment Letter Agreement with David H. Rinn dated February 25, 2013	8-K	001-33008	10.1	03/01/13

10.18*	Severance and Release Agreement dated February 25, 2013 between Pendrell Corporation and Thomas J. Neary	10-Q	001-33008	10.2	05/03/13

10.19*	Employment Letter Agreement with Thomas J. Neary dated July 18, 2011	8-K	001-33008	10.1	07/27/11

10.20*	2013 Cash Bonus Plan Summary, effective March 11, 2013	10-Q	001-33008	10.3	05/03/13

21.1	List of Subsidiaries					X

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a)					X

31.2	Certification of the principal financial and accounting officer required by Rule 13a-14(a) or Rule 15d-14(a)					X

	Exhibit Description	Incorporated By Reference
Exhibit No.		Form	SEC File No.	Original Exhibit No.	Filing Date	Filed Herewith

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350)					X

101	The following financial statements from Pendrell Corporation’s 10-K for the fiscal year ended December 31, 2013 formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements					X

*	Management contract or compensatory plan or arrangement.