Form 10-Q
period 2014-03-31
Pendrell Corp
filed 2014-05-05
CIK 1359555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of April 25, 2014, the registrant had 212,280,686 shares of Class A common stock and 53,660,000 shares of Class B convertible common stock outstanding.

PENDRELL CORPORATION

FORM 10-Q

For the three months ended March 31, 2014

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Pendrell Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$173,080	$184,567
Accounts receivable	38,100	402
Other receivables – net of reserve $2,750 in both periods	157	38
Prepaid expenses and other current assets	1,426	1,722

Total current assets	212,763	186,729
Property in service – net of accumulated depreciation of $852 and $722, respectively	3,690	3,778
Other assets	75	75
Intangible assets – net of accumulated amortization of $35,115 and $31,272, respectively	134,649	139,687
Goodwill	21,725	21,725

Total	$372,902	$351,994

LIABILITIES, SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS
Current liabilities:
Accounts payable	$947	$166
Accrued expenses	24,405	5,671
Other liabilities	4,516	2,669

Total current liabilities	29,868	8,506
Deferred tax liability	1,488	1,488
Other non-current liabilities	1,629	5,207

Total liabilities	32,985	15,201

Commitments and contingencies (Note 7)
Shareholders’ equity and noncontrolling interests:
Preferred stock, $0.01 par value, 75,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.01 par value, 900,000,000 shares authorized, 270,120,437 and 270,220,116 shares issued, and 212,351,545 and 212,451,224 shares outstanding	2,125	2,126
Class B convertible common stock, $0.01 par value, 150,000,000 shares authorized, 84,663,382 shares issued and 53,660,000 shares outstanding for both periods	537	537
Additional paid-in capital	1,944,190	1,941,818
Accumulated deficit	(1,618,325)	(1,619,993)

Total Pendrell shareholders’ equity	328,527	324,488

Noncontrolling interests	11,390	12,305

Total shareholders’ equity and noncontrolling interests	339,917	336,793

Total	$372,902	$351,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data, unaudited)

	Three months ended March 31,
	2014	2013
Revenue	$38,135	$10,992
Operating expenses:
Cost of revenues	13,796	7,664
Patent administration and related costs	1,398	1,094
Patent litigation	2,038	788
General and administrative	7,849	7,333
Stock-based compensation	1,881	3,470
Amortization of intangible assets	4,039	3,696

Total operating expenses	31,001	24,045

Operating income (loss)	7,134	(13,053)
Interest income	20	43
Interest expense	(64)	—
Other loss	(5)	(30)

Income (loss) before income taxes	7,085	(13,040)
Income taxes	6,270	—

Net income (loss)	815	(13,040)
Net loss attributable to noncontrolling interest	(915)	(674)

Net income (loss) attributable to Pendrell	$1,730	$(12,366)

Basic income (loss) per share attributable to Pendrell	$0.01	$(0.05)

Diluted income (loss) per share attributable to Pendrell	$0.01	$(0.05)

Weighted average shares outstanding used to compute basic income (loss) per share	263,768,676	260,542,267
Weighted average shares outstanding used to compute diluted income (loss) per share	272,941,964	260,542,267

The accompanying notes are an integral part of these condensed consolidated financial statement

Pendrell Corporation

Condensed Consolidated Statements Changes in Shareholders’ Equity

(In thousands, except share data, unaudited)

	Common stock			Additional
	Class A shares	Class B shares	Amount	paid-in capital	Accumulated deficit	Shareholders’ equity	Noncontrolling interests	Total

Balance, December 31, 2012	211,682,074	53,660,000	$2,655	$1,929,526	$(1,563,999)	$368,182	$7,678	$375,860
Vesting of Class A common stock issued for Ovidian acquisition	(82,500)	—	(1)	1	—	—	—	—
Issuance of Class A common stock from exercise of stock options	52,500	—	1	47	—	48	—	48
Class A common stock withheld at vesting to cover statutory tax obligations	(96,598)	—	(1)	(116)	(8)	(125)	—	(125)
Stock-based compensation and issuance of restricted stock, net of forfeitures	152,262	—	1	3,454	—	3,455	—	3,455
Noncontrolling interest in Provitro	—	—	—	—	—	—	7,545	7,545
Net loss	—	—	—	—	(12,366)	(12,366)	(674)	(13,040)

Balance, March 31, 2013	211,707,738	53,660,000	$2,655	$1,932,912	$(1,576,373)	$359,194	$14,549	$373,743

Balance, December 31, 2013	212,451,224	53,660,000	$2,663	$1,941,818	$(1,619,993)	$324,488	$12,305	$336,793
Vesting of Class A common stock issued for Ovidian acquisition	—	—	—	743	—	743	—	743
Issuance of Class A common stock from exercise of stock options	16,875	—	—	16	—	16	—	16
Class A common stock withheld at vesting to cover statutory tax obligations	(128,295)	—	(1)	(189)	(62)	(252)	—	(252)
Stock-based compensation and issuance of restricted stock, net of forfeitures	11,741	—	—	1,802	—	1,802	—	1,802
Net loss	—	—	—	—	1,730	1,730	(915)	815

Balance, March 31, 2014	212,351,545	53,660,000	$2,662	$1,944,190	$(1,618,325)	$328,527	$11,390	$339,917

The accompanying notes are an integral part of these condensed consolidated financial statements

Pendrell Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Three months ended March 31,
	2014	2013
Operating activities:
Net income (loss) including noncontrolling interests	$815	$(13,040)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	1,881	3,470
Amortization of prepaid compensation from Ovidian Group acquisition	691	691
Amortization of intangibles	4,039	3,696
Depreciation	132	91
Unrealized foreign exchange losses	—	13
Non-cash cost of patents monetized	558	187
Loss associated with the abandonment and/or disposition of patents	441	—
Other	64	30
Other changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(37,698)	3,251
Prepaid expenses and other current/non-current assets	160	240
Accounts payable	781	44
Accrued expenses and other current/non-current liabilities	18,929	8,941

Net cash provided by (used in) operating activities	(9,207)	7,614

Investing activities:
Purchases of property and intangible assets	(44)	(2,016)
Acquisition of Provitro, net of cash acquired	—	(9,204)

Net cash used in investing activities	(44)	(11,220)

Financing activities:
Proceeds from exercise of stock options	16	48
Payment of statutory taxes for stock awards	(252)	(125)
Payment of accrued obligations for purchase intangible assets	(2,000)	—

Net cash used in financing activities	(2,236)	(77)

Net decrease in cash and cash equivalents	(11,487)	(3,683)
Cash and cash equivalents – beginning of period	184,567	213,753

Cash and cash equivalents – end of period	$173,080	$210,070

Supplemental disclosures:
Income taxes received	$—	$745
Supplemental disclosures of non-cash investing and financing activities:
Accrued obligations for purchases of property and intangible assets	—	5,573

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

2. Basis of Presentation

Interim Financial Statements—The financial information included in the accompanying condensed consolidated financial statements is unaudited and includes all adjustments, consisting of normal recurring adjustments and accruals, considered necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures have been condensed or omitted. The financial information as of December 31, 2013 is derived from the Company’s audited consolidated financial statements and notes included in Item 8 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (“2013 Form 10-K”), filed with the U.S. Securities and Exchange Commission on March 11, 2014. The financial information included in this quarterly report should be read in conjunction with management’s discussion and analysis of financial condition and results of operations and the consolidated financial statements and notes included in the 2013 Form 10-K. Operating results and cash flows for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014 or any other interim period.

Principles of Consolidation— The consolidated financial statements of the Company include the assets and liabilities of its wholly-owned subsidiaries and subsidiaries it controls or in which it has a controlling financial interest. Noncontrolling interests on the consolidated balance sheets include third-party investments in entities that the Company consolidates, but does not wholly own. Noncontrolling interests are classified as part of equity and the Company allocates net income (loss) and other equity transactions to its noncontrolling interests in accordance with their applicable ownership percentages. All intercompany transactions and balances have been eliminated in consolidation. All information in these financial statements is in U.S. dollars.

Segment Information—The Company operates in and reports on one segment (IP management). Operating segments are based upon the Company’s internal organization structure, the manner in which its operations are managed, and the criteria used by its Chief Operating Decision Maker. Substantially all of the Company’s revenue is generated by operations located within the United States, and the Company does not have any long-lived assets located in foreign countries.

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

Reclassifications—Certain prior period amounts have been reclassified to conform to current year presentation. Such reclassifications relate to the Company’s current presentation of expenses in its condensed consolidated statements of operations, including the presentation of “cost of revenues” and “patent litigation” as separate captions; as such costs were previously included in “patent administration, litigation and related costs.” The reclassifications had no effect on previously reported net income (loss) of the Company or the noncontrolling interest holder.

Accounting Policies—There have been no material changes or updates in the Company’s existing accounting policies from the disclosures included in its 2013 Form 10-K. The following is a summary of the key components of the Company’s condensed consolidated statements of operations:

Revenue —The Company derives its operating revenue from IP monetization activities, including patent licensing and patent sales, and from IP consulting services, or a combination thereof. Although revenue may occur in different forms, the Company regards its IP monetization activities as integrated and not separate revenue streams. For example, a third party relationship could include consulting and licensing activities, or the acquisition of a patent portfolio can lead to licensing, consulting and patent sales revenue. As a result of the unpredictable nature, form and frequency of its transactions, the Company’s revenue may fluctuate substantially from period to period.

Cost of revenue — Cost of revenue consists of certain costs that are variable in nature and are directly attributable to the Company’s revenue generating activities including (i) payments to third parties to whom the Company has an obligation to share revenue, (ii) commissions, and (iii) success fees. Additionally, in periods where patent sales occur, these costs include the net book value and other related costs associated with the sold patents. Depending on the patents being monetized, revenue share payments as a percentage of revenues may vary significantly.

Patent administration and related costs — Patent administration and related costs are comprised of patent-related maintenance and prosecution costs incurred to maintain the Company’s patents and other costs that support its patent monetization efforts.

Patent litigation —Patent litigation consists of cost and expenses incurred in connection with the Company’s patent-related enforcement and litigation activities. These may include non-contingent or contingent fee arrangements with external counsel.

General and administrative — General and administrative expenses are primarily comprised of (i) personnel costs, (ii) general legal fees, (iii) professional fees, (iv) acquisition investigation costs, and (v) general office related costs.

Stock-based compensation — Stock-based compensation includes expense associated with the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock awards issued to employees, directors, consultants and/or advisors based on the estimated fair value on the date of grant and expensed over the requisite service period for awards expected to vest.

Amortization of intangibles — Amortization of intangibles reflects the expensing of the cost to acquire intangible assets which are capitalized and amortized ratably over their estimated useful lives. Estimating the economic useful lives of the Company’s intangible assets depends on various factors including the remaining statutory life of the underlying assets as well as their expected period of benefit.

3. Business Combinations

On February 21, 2013, the Company acquired a 68.75% interest in Provitro Biosciences LLC (“Provitro”). Accordingly, the activities of Provitro from the acquisition date through March 31, 2013, have been included in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2013. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs associated with the acquisition of Provitro of $0.4 million, are included in general and administrative expenses for the three months ended March 31, 2013.

The Company has yet to generate revenue from the activities of Provitro, but has continued to (i) advance the Provitro™ technology and related laboratory processes, (ii) assess potential markets for timber bamboo, and (iii) engage with third parties regarding the commercialization of the Provitro™ technology. During the three months ended March 31, 2014 and 2013, Provitro incurred $0.7 million and $0.4 million, respectively, of operating expenses which have been included in general and administrative expenses. The acquisition of Provitro was not material to the Company’s results of operations or cash flows.

4. Intangible Assets

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

During the three months ended March 31, 2013, the Company expanded its patent holdings through the acquisition of additional patents covering memory and storage technologies for electronic devices. Although no patents were acquired during the three months ended March 31, 2014, the Company was issued thirteen additional patents.

During the three months ended March 31, 2014 and 2013, the Company sold certain patents and has included the gross proceeds in revenue. Cost associated with the patents sold, including any remaining net book value, are included in cost of revenues. Certain of the patents sold, as well as certain of those licensed, were subject to obligations to pay a substantial portion of the net proceeds to third parties. These costs are also included in cost of revenues. In future periods, these third party payments as a percentage of revenues may vary significantly based on the structure utilized for any given acquisition.

For the three months ended March 31, 2014, the Company recognized $0.4 million of losses on the abandonment of certain patents that were not part of existing licensing programs or for which the Company determined that it would no longer allocate resources to their maintenance and enforcement. For the three months ended March 31, 2013, no patents were abandoned. Costs associated with the abandonment of patents including any remaining net book value, are included in patent administration and related costs.

As of March 31, 2014, the Company, through its subsidiaries, continues to hold more than 1,600 issued patents worldwide, with additional patent applications pending.

5. Accrued expenses

The following table summarizes accrued expenses (in thousands):

	March 31, 2014	December 31, 2013
Accrued payroll and related expenses	$2,777	$2,242
Accrued legal, professional and other expenses	2,762	3,429
Accrued foreign withholding taxes	6,270	—
Accrued costs associated with patent monetization	12,596	—

	$24,405	$5,671

6. Other liabilities

From time to time the Company agrees to make contingent and non-contingent future payments in connection with acquisition transactions. The Company recognizes the contingent portion of these future payments as liabilities when they are estimable and it is probable that they will be paid. At March 31, 2014, other current liabilities include an installment payment obligation of $4.0 million due in 2015 related to the 2013 acquisition of the Company’s memory and storage technologies portfolio. At December 31, 2013 installment payment obligations included in current and non-current liabilities were $2.0 million and $4.0 million, respectively. Additionally, other non-current liabilities include expense related to restricted stock awards that are required to be treated as a liability of which $1.6 million and $1.4 million were accrued as of March 31, 2014 and December 31, 2013, respectively.

7. Commitments and Contingencies

Purchase and Lease Commitments—The Company’s contractual obligations include installment payment obligations arising from the 2013 acquisition of the Company’s memory and storage technologies portfolio of which $4.0 million is due in 2015. Additionally, the Company has contractual obligations under operating lease agreements for its main office in Kirkland, Washington, and offices in California, Texas, Washington, D.C. and Finland.

Litigation—In the opinion of management, except for those matters described below and elsewhere in this report, to the extent so described, litigation, contingent liabilities and claims against the Company in the normal course of business are not expected to involve any judgments or settlements that would be material to the Company’s financial condition, results of operations or cash flows.

Enforcement Action against Amazon et. al.—On December 18, 2013, the Company’s ContentGuard subsidiary filed a patent infringement lawsuit against Amazon.com Inc., Apple, Inc., Blackberry Corporation (fka Research in Motion Corporation), Huawei Device USA, Inc. and Motorola Mobility LLC in the Eastern District of Texas, in which ContentGuard alleged that the defendants have infringed and continue to infringe nine of its patents by making, using, selling or offering for sale certain mobile communication and computing devices (the “Amazon Litigation”). On January 17, 2014, ContentGuard filed an amended complaint in the Amazon Litigation adding certain affiliates of the original defendants, along with HTC Corporation, HTC America Inc., Samsung Electronics Co., Ltd., Samsung Electronics America, Inc. and Samsung Telecommunications America, LLC. The Company is unable to anticipate the timing or outcome of the Amazon Litigation.

Google Actions—On January 31, 2014, Google Inc. (“Google”) filed a declaratory judgment suit in the Northern District of California alleging that Google does not infringe the nine patents asserted in the Amazon Litigation. On February 5, 2014, ContentGuard filed a patent infringement action in the Eastern District of Texas against Google, in which ContentGuard alleges that Google has infringed and continues to infringe the same nine patents. In April 2014, the presiding judge in the Eastern District of Texas, with the endorsement of the presiding judge in the Northern District of California, ruled that all claims by and against Google will be resolved in the Eastern District of Texas, and not in the Northern District of California. The presiding judge also declined to consolidate the Google actions with the Amazon Litigation. The Company is unable to anticipate the timing or outcome of the actions by and against Google.

ZTE Enforcement Actions—In early 2012, ContentGuard and its subsidiaries filed lawsuits in United States and German courts, alleging that ZTE Corporation, ZTE (USA) Inc. and ZTE Deutschland GmbH (collectively “ZTE”) infringed and continue to infringe ContentGuard patents by making, using, selling or offering for sale certain mobile communication and computing devices. ZTE subsequently filed with the United States Patent and Trademark Office petitions for inter partes review (“IPR”), challenging the validity of the U.S. patents asserted by ContentGuard against ZTE. The Patent Trial and Appeal Board (“PTAB”), which hears all IPR challenges, concluded that there was no merit to ZTE’s assertions of invalidity for approximately one-third of the patent claims challenged by ZTE, but initiated further proceedings for the remaining patent claims, which are ongoing. Meanwhile, in response to the claims filed in Germany, in which ContentGuard GmbH alleged infringement of three German patents, ZTE filed a nullity action against two of the patents and an opposition proceeding against the third patent. The infringement and nullity proceedings in Germany, along with all U.S. court actions, were “put to rest” or stayed as the result of a standstill agreement signed by ContentGuard and ZTE in December 2013, while the IPR proceedings at the PTAB and opposition proceeding in Germany are continuing. The Company is unable to anticipate the timing or outcome of either set of proceedings.

J&J Collection— In November 2012, the Company obtained an arbitration judgment in the U.K. against Jay and Jayendra (Pty), a South African corporation (“J&J Group”) for approximately $4.0 million. J&J Group submitted multiple appeals to the U.K. courts, the last of which was rejected in July 2013. The Company has commenced a collection action in South Africa (where J&J Group is domiciled), but due to the uncertainty of collection, it has not recognized the gain associated with the judgment. The Company is unable to anticipate the timing or outcome of the collection proceedings against J&J Group.

8. Stock-based Compensation

The Company records stock-based compensation on stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock awards issued to employees, directors, consultants and/or advisors based on the estimated fair value on the date of grant and recognizes compensation cost over the requisite service period for awards expected to vest.

Stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013 was as follows (in thousands):

	Three months ended March 31,
	2014	2013
Stock options	$1,304	$1,454
Restricted stock awards (1)	577	2,016

Total stock-based compensation expense	$1,881	$3,470

(1)	Stock-based compensation expense includes $0.2 million related to 250,000 Class A common stock restricted stock awards that are required to be treated as a liability for the three months ended March 31, 2014 and 2013. As of March 31, 2014 and December 31, 2013, $1.6 million and $1.4 million, respectively, were accrued for such awards.

Stock Options and Stock Appreciation Rights— The Company’s stock option and SARs activity for the three months ended March 31, 2014 is summarized as follows:

	Number of shares of Class A common stock underlying options and SARs	Weighted average exercise price
Outstanding – December 31, 2013	28,496,463	$2.17
Granted (1)	3,741,500	$1.52
Exercised	(16,875)	$0.94
Forfeited	(2,858,736)	$3.36

Outstanding – March 31, 2014	29,362,352	$1.97

Exercisable – March 31, 2014	11,940,627	$2.04

Vested and expected to vest – March 31, 2014	28,503,481	$1.99

(1)	The stock options granted during the three months ended March 31, 2014 have a grant date fair value of $3.1 million and vest at a rate of 25% per year over four years.

Restricted Stock— The Company’s restricted stock activity for three months ended March 31, 2014 is summarized as follows:

	Number of shares of Class A common stock underlying restricted stock awards	Weighted average fair value per share
Unvested – December 31, 2013	5,912,116	$1.62
Granted (1)	65,108	$2.01
Vested	(547,983)	$1.71
Forfeited	(522,032)	$1.27

Unvested – March 31, 2014	4,907,209	$1.65

(1)	Represents shares issued to the Company’s Board of Directors as compensation for service. These awards have a grant date fair value of $0.1 million and vest upon issuance.

9. Income Taxes

The Company recorded a tax provision of $6.3 million for the three months ended March 31, 2014 related to foreign withholding taxes withheld on revenue related to a license agreement executed with a third party licensee domiciled in a foreign jurisdiction. In general, foreign taxes withheld may be claimed as a deduction on future U.S. corporate income tax returns, or as a credit against future U.S. income tax liabilities, subject to certain limitations. At March 31, 2014, the Company had established a full valuation allowance against the deferred tax assets generated, due to uncertainty regarding future realizability. The Company anticipates that it will not have a U.S. federal income tax liability for fiscal 2014.

The Company had no foreign taxes withheld and no U.S. federal income tax liability for fiscal 2013.

Certain Taxes Payable Irrespective of NOLs—Under the Internal Revenue Code and related Treasury Regulations, the Company may “carry forward” its net operating losses (“NOLs”) in certain circumstances to offset current and future income and thus reduce its federal income tax liability, subject to certain restrictions. To the extent that the NOLs do not otherwise become limited, the Company believes that it will be able to carry forward a significant amount of NOLs. However, these NOLs will not impact all taxes to which the Company may be subject. For instance, state or foreign income taxes and/or revenue based taxes may be payable if the Company’s income or revenue is attributed to jurisdictions that impose such taxes; the Company’s NOLs do not entirely offset its income for alternative minimum tax; and Pendrell or one or more of its corporate subsidiaries may incur federal personal holding company tax liability. This is not an exhaustive list, but merely illustrative of the types of taxes to which the Company’s NOLs are not applicable.

Personal Holding Company Determination – A personal holding company is a corporation with five or fewer individual shareholders whose ownership exceeds 50% of the corporation’s outstanding shares, measured by share value (“Concentrated Ownership”), and which generates personal holding company income (which includes certain licensing revenue and other types of passive revenues) that constitutes 60% or more of its adjusted ordinary gross income. For a corporate subsidiary, Concentrated Ownership is determined by reference to ownership of the parent corporation(s), and the subsidiary’s income is subject to additional tests to determine whether the income renders the subsidiary a personal holding company. Due to the realization of personal holding company income in any given year, Pendrell, its consolidated subsidiary ContentGuard Holdings, Inc. (“ContentGuard”), or both, may be a personal holding company. The Company does not anticipate any resulting personal holding company tax liability for current or prior years because Pendrell may use its prior year loss to offset personal holding company income while its subsidiary, ContentGuard, may pay a dividend to its shareholders (including the Company which is a 90.1% shareholder), rather than incur personal holding company tax. If either company is determined to be a personal holding company, generates net personal holding company income, and does not distribute to its shareholders a proportionate dividend in the amount of such income, then the net personal holding company income will be taxed (at 20% under current law).

Tax Benefits Preservation Plan—Effective January 29, 2010, the Board of Directors adopted the Tax Benefits Preservation Plan to help the Company preserve its ability to utilize fully its NOLs, to help preserve potential future NOLs, and to thereby reduce potential future federal income tax obligations. If the Company experiences an “ownership change,” as defined in Section 382 of the Internal Revenue Code, the Company’s ability to use the NOLs could be significantly limited.

The Tax Benefits Preservation Plan is intended to act as a deterrent to any person or group acquiring, without the approval of the Company’s Board of Directors, beneficial ownership of 4.9% or more of the Company’s securities, defined to include: (i) shares of its Class A common stock and Class B common stock, (ii) shares of its preferred stock, (iii) warrants, rights, or options to purchase its securities, and (iv) any interest that would be treated as “stock” of the Company for purposes of Section 382 or pursuant to Treasury Regulation § 1.382-2T(f)(18).

Holders of 4.9% or more of the Company’s securities outstanding as of the close of business on January 29, 2010 will not trigger the Tax Benefits Preservation Plan so long as they do not (i) acquire additional securities constituting one-half of one percent (0.5%) or more of the Company’s securities outstanding as of the date of the Tax Benefits Preservation Plan (as adjusted to reflect any stock splits, subdivisions and the like), or (ii) fall under 4.9% ownership of the Company’s securities and then re-acquire securities that increase their ownership to 4.9% or more of the Company’s securities. The Board of Directors may exempt certain persons whose acquisition of securities is determined by the Board of Directors not to jeopardize the Company’s tax benefits or to otherwise be in the best interest of the Company and its shareholders. The Board of Directors may also exempt certain transactions.

10. Income (Loss) per Share

Basic income (loss) per share is calculated based on the weighted average number of Class A common stock and Class B common stock (the “Common Shares”) outstanding during the period. Diluted income (loss) per share is calculated by dividing the income (loss) allocable to common shareholders by the weighted average Common Shares outstanding plus potential dilutive Common Shares. Prior to the satisfaction of vesting conditions, unvested restricted stock awards are considered contingently issuable and are excluded from weighted average Common Shares outstanding used for computation of basic income (loss) per share.

Potential dilutive Common Shares consist of the incremental Class A common stock issuable upon the exercise of outstanding stock options (both vested and non-vested), stock appreciation rights, and unvested restricted stock awards and units, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of the Company’s Class A common shares for the period) because their inclusion would have been anti-dilutive.

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except share and per share data):

	Three months ended March 31,
	2014	2013
Net income (loss) attributable to Pendrell	$1,730	$(12,366)

Weighted average common shares outstanding	266,028,239	265,355,139
Less: weighted average unvested restricted stock awards	(2,259,563)	(4,812,872)

Shares used for computation of basic income (loss) per share	263,768,676	260,542,267
Add back: weighted average unvested restricted stock awards and units	5,226,453	—
Add back: dilutive stock options and stock appreciation rights	3,946,835	—

Shares used for computation of diluted income (loss) per share(1)	272,941,964	260,542,267

Basic income (loss) per share attributable to Pendrell	$0.01	$(0.05)

Diluted income (loss) per share attributable to Pendrell	$0.01	$(0.05)

(1)	Stock options, stock appreciation rights, restricted stock awards and units totaling 9,847,290 and 39,318,375 for the three months ended March 31, 2014 and 2013, respectively, were excluded from the calculation of diluted loss per share as their inclusion was anti-dilutive.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying notes included elsewhere in this quarterly report and the audited consolidated financial statements and notes included in our 2013 Form 10-K.

Special Note Regarding Forward-Looking Statements

With the exception of historical facts, the statements contained in this management’s discussion and analysis are “forward-looking” statements. All of these forward-looking statements are subject to risks and uncertainties that could cause the actual results of Pendrell Corporation (“Pendrell,” together with its consolidated subsidiaries, “us” or “we”) to differ materially from those contemplated by the relevant forward-looking statements. Factors that might cause or contribute to such a difference include, but are not limited to, those discussed in the section entitled “Risk Factors” (Part II, Item 1A of this Form 10-Q) and elsewhere in this quarterly report. The forward-looking statements included in this document are made only as of the date of this report, and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

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

During the three months ended March 31, 2014 certain subsidiaries of Pendrell Corporation entered into an agreement with Samsung Electronics to license certain patents covering memory and storage technologies. During the three months ended March 31, 2013 we did not enter into any new material license agreements.

Until 2012, we had never initiated litigation to protect our IP rights. Since then, our majority owned subsidiary, ContentGuard, has filed suit for patent infringement against Amazon, Apple, Blackberry, Google, Huawei, HTC, Motorola Mobility, Samsung and ZTE after negotiations with these companies failed to yield negotiated license agreements. Our March 2014 memory and storage technologies license with Samsung is unrelated to the ContentGuard litigation against Samsung.

In December 2013 ContentGuard launched a first generation digital content protection application for mobile device users. During the three months ended March 31, 2014, we continued to make progress towards a second generation version that includes enhanced features and functionality. The ContentGuard app reflects our commitment to continued innovation, including the development of products to commercialize our IP rights.

While we continue to pursue our IP licensing and litigation initiatives, we also continue to advise some of the most respected technology companies in the world on a variety of IP-related matters. We also continue to evaluate acquisition opportunities, some of which are unrelated to our historical IP monetization activities.

2013 Events

In February 2013, we acquired a 68.75% interest in Provitro Biosciences LLC (“Provitro”). Provitro developed the Provitro™ proprietary micro-propagation technology designed to facilitate the production on a commercial scale of certain plants. During 2013, we continued our efforts to advance Provitro’s technology and related laboratory processes. We also engaged in discussions with third parties regarding opportunities to commercialize Provitro’s technology, notably with respect to timber bamboo. We have yet to generate revenue from the activities of Provitro, but we continue our efforts to (i) advance the Provitro™ technology and related laboratory processes, (ii) assess potential markets for timber bamboo, and (iii) engage with third parties regarding the commercialization of the Provitro™ technology.

In the first quarter of 2013, we acquired from Nokia Corporation 125 patents and patent applications worldwide, 81 of which Nokia declared essential to standards applicable to memory and storage technologies used in electronic devices. In connection with the acquisition, we formed a wholly owned development company to continue innovation efforts in memory and storage technology begun by Nokia.

Critical Accounting Policies

Critical accounting policies require difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The judgments and uncertainties affecting the application of these policies include significant estimates and assumptions made by us using information available at the time the estimates are made. Actual results could differ materially from those estimates. Our critical accounting policies involve judgments associated with our accounting for the fair value of financial instruments, asset impairment, valuation of goodwill and intangible assets, contract settlements, revenue recognition, stock-based compensation, income taxes, contingencies and business combinations. There have been no significant changes to our critical accounting policies disclosed in our 2013 Form 10-K.

Key Components of Results of Operations

Revenue —We derive our operating revenue from IP monetization activities, including patent licensing and patent sales, and from IP consulting services, or a combination thereof. Although our revenue may occur in different forms, we regard our IP monetization activities as integrated and not separate revenue streams. For example, a third party relationship could include consulting and licensing activities, or the acquisition of a patent portfolio can lead to licensing, consulting and patent sales revenue. As a result of the unpredictable nature, form and frequency of our transactions, our revenue may fluctuate substantially from period to period.

Cost of revenue — Cost of revenue consists of certain costs that are variable in nature and are directly attributable to our revenue generating activities including (i) payments to third parties to whom we have an obligation to share revenue, (ii) commissions, and (iii) success fees. Additionally, in periods where patent sales occur, these costs include the net book value and other related costs associated with the sold patents. Depending on the patents being monetized, revenue share payments as a percentage of revenues may vary significantly.

Patent administration and related costs — Patent administration and related costs are comprised of patent-related maintenance and prosecution costs incurred to maintain our patents and other costs that support our patent monetization efforts.

Patent litigation —Patent litigation consists of cost and expenses incurred in connection with our patent-related enforcement and litigation activities. These may include non-contingent or contingent fee arrangements with external counsel.

General and administrative — General and administrative expenses are primarily comprised of (i) personnel costs, (ii) general legal fees, (iii) professional fees, (iv) acquisition investigation costs, and (v) general office related costs.

Stock-based compensation — Stock-based compensation includes expense associated with the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock awards issued to employees, directors, consultants and/or advisors based on the estimated fair value on the date of grant and expensed over the requisite service period for awards expected to vest.

Amortization of intangibles — Amortization of intangibles reflects the expensing of the cost to acquire intangible assets which are capitalized and amortized ratably over their estimated useful lives. Estimating the economic useful lives of our intangible assets depends on various factors including the remaining statutory life of the underlying assets as well as their expected period of benefit.

Results of Operations

The following table is provided to facilitate the discussion of our results of operations for the three months ended March 31, 2014 and 2013 (in thousands):

	Three months ended March 31,
	2014	2013
Revenue	$38,135	$10,992
Cost of revenues	13,796	7,664
Patent administration and related costs	1,398	1,094
Patent litigation	2,038	788
General and administrative expenses	7,849	7,333
Stock-based compensation	1,881	3,470
Amortization of intangibles	4,039	3,696
Interest income	20	43
Interest expense	64	—
Other expense	5	30
Income taxes	6,270	—

Revenue. Revenue of $38.1 million for the three months ended March 31, 2014 increased by $27.1 million, or more than 200%, as compared to $11.0 million for the three months ended March 31, 2013. The increase was primarily due to a March 2014 license agreement for certain patents covering memory and storage technologies and the absence of licensing revenue during the three months ended March 31, 2013, partially offset by sales of certain patent portfolios in the first quarter of 2013.

Cost of revenues. Cost of revenues of $13.8 million for the three months ended March 31, 2014 increased by $6.1 million, or 80%, as compared to $7.7 million for the three months ended March 31, 2013. This increase was primarily due to costs associated with the March 2014 license agreement, including payments to third parties to whom we have an obligation to share revenue, partially offset by $7.5 million of costs related to certain patents sold in the first quarter of 2013.

Patent administration and related costs. Patent administration and related costs of $1.4 million for the three months ended March 31, 2014 increased by $0.3 million, or 28%, as compared to $1.1 million for the three months ended March 31, 2013. This increase was primarily due to $0.4 million net book value of patents abandoned in the quarter partially offset by a reduction in patent prosecution costs.

Patent litigation. Patent litigation expenses of $2.0 million for the three months ended March 31, 2014 increased by $1.2 million, or 159%, as compared to $0.8 million for the three months ended March 31, 2013. This increase was primarily due to costs incurred by our subsidiary, ContentGuard, in its litigation efforts against Amazon, Apple, Blackberry, Google, HTC, Huawei, Motorola Mobility and Samsung.

General and administrative. General and administrative expenses of $7.8 million for the three months ended March 31, 2014 increased by $0.5 million, or 7%, as compared to $7.3 million for the three months ended March 31, 2013. The increase was primarily due to $0.2 million incurred to develop enhanced features and functionality for the ContentGuard digital content protection application and $0.3 million of additional expenses associated with Provitro which was acquired in February of 2013.

Stock-based compensation. Stock-based compensation of $1.9 million for the three months ended March 31, 2014 decreased by $1.6 million, or 46%, as compared to $3.5 million for the three months ended March 31, 2013. The decrease was primarily due to the vesting of awards in June 2013 for which no further expense is being incurred and the recapture of expense related to terminated employees.

Amortization of intangibles. Amortization of intangibles of $4.0 million for the three months ended March 31, 2014 increased by $0.3 million, or 9%, as compared to $3.7 million for the three months ended March 31, 2013, primarily due to the March 2013 acquisition of a portfolio of memory and storage technology patents.

Interest income. Interest income for the three months ended March 31, 2014 and 2013 was nominal and primarily related to interest earned on money market funds.

Interest expense. Interest expense for the three months ended March 31, 2014 and 2013 consisted of interest expense resulting from installment payment obligations associated with intangible assets acquired during 2013.

Other income (expense). Other income (expense) for the three months ended March 31, 2014 and 2013, was due to gains (losses) on foreign currency transactions.

Income taxes. We recorded a tax provision of $6.3 million for the three months ended March 31, 2014 related to foreign withholding taxes withheld on revenue related to a license agreement executed with a third party licensee domiciled in a foreign jurisdiction. In general, foreign taxes withheld may be claimed as a deduction on future U.S. corporate income tax returns, or as a credit against future U.S. income tax liabilities, subject to certain limitations. At March 31, 2014, we had established a full valuation allowance against the deferred tax assets generated, due to uncertainty regarding future realizability. We anticipate that we will not have a U.S. federal income tax liability for fiscal 2014. We had no foreign taxes withheld and no U.S. federal income tax liability for fiscal 2013.

Liquidity and Capital Resources

Overview. As of March 31, 2014, we had cash and cash equivalents of $173.1 million. Our primary expected cash needs for the next twelve months include ongoing operating costs associated with commercialization of our IP assets, expenses in connection with legal proceedings, and other general corporate purposes. We also expect to use our cash, and may incur debt or issue equity, to acquire or invest in other businesses or assets.

We believe our current balances of cash and cash equivalents and cash flows from operations will be adequate to meet our liquidity needs for the foreseeable future. Cash and cash equivalents in excess of our immediate needs are held in interest bearing accounts with financial institutions.

Cash Flows. The following table is provided to facilitate the discussion of our liquidity and capital resources for the three months ended March 31, 2014 and 2013 (in thousands).

	Three months ended March 31,
	2014	2013
Net cash provided by (used in):
Operating activities	$(9,207)	$7,614
Investing activities	(44)	(11,220)
Financing activities	(2,236)	(77)

Net decrease in cash and cash equivalents	(11,487)	(3,683)
Cash and cash equivalents – beginning of period	184,567	213,753

Cash and cash equivalents – end of period	$173,080	$210,070

The decrease in cash and cash equivalents for the three months ended March 31, 2014 of $11.5 million was primarily due to $9.5 million of general corporate expenditures and a $2.0 million payment of an accrued obligation associated with the 2013 acquisition of our memory and storage technologies portfolio, as revenue generated by operations during the quarter was collected in April 2014. The decrease in cash and cash equivalents for the three months ended March 31, 2013 of $3.7 million was primarily due to the acquisition of a portfolio of memory and storage technology patents and the acquisition of a controlling interest in Provitro partially offset by cash generated by operations.

For the three months ended March 31, 2014, the $9.2 million of cash used in operating activities consisted primarily of our net income of $0.4 million adjusted for various non-cash items, including (i) $4.0 million of amortization expense associated with patents and other intangibles, (ii) $1.9 million of stock-based compensation expense and (iii) $0.7 million of amortized prepaid compensation expense associated with our acquisition of Ovidian in June 2011, which was more than offset by the increase in accounts receivable of $37.7 million and the corresponding increase in accrued expenses and other current/non-current liabilities of $18.9 million.

For the three months ended March 31, 2013, the $7.6 million of cash generated by operating activities was primarily due to accrued costs associated with patent monetization of $7.4 million and $3.3 million of cash collected from accounts receivable partially offset by operating expenses and an increase in prepaid expenses and other current/non-current assets.

For the three months ended March 31, 2014, the $44,000 of cash used in investing activities was primarily due to the acquisition of property and intangible assets. For the three months ended March 31, 2013, the $11.2 million of cash used by investing activities was primarily due to $9.2 million for our acquisition of Provitro and $2.0 million for the acquisition of property and intangible assets.

For the three months ended March 31, 2014, the $2.2 million of cash used in financing activities consisted of a $2.0 million payment of an accrued obligation associated with the 2013 purchase of property and intangible assets and $0.2 million utilized to pay statutory taxes related to vesting of restricted stock awards, partially offset by proceeds from the exercise of stock options. For the three months ended March 31, 2013, the $0.1 million of cash used in financing activities was primarily due to the payment of statutory taxes related to vesting of restricted stock awards, partially offset by proceeds from the exercise of stock options.

Contractual Obligations. Our primary contractual obligations relate to the installment purchase of the memory and storage technologies portfolio in 2013 as well as operating lease agreements for our main office location in Kirkland, Washington, and other offices in California, Texas, Washington, D.C. and Finland. Our contractual obligations as of March 31, 2014 were as follows (in millions):

	Years ending December 31,
	Total	2014	2015-2016	2017-2018	2019 and Thereafter
Purchase obligations	$4.0	$—	$4.0	$—	$—
Operating lease obligations	3.1	0.6	1.3	1.0	0.2

Total	$7.1	$0.6	$5.3	$1.0	$0.2

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

As of March 31, 2014, our cash and investment portfolio consisted of both cash and money market funds, with a fair value of $173.1 million. The primary objective of our investments in money market funds is to preserve principal, while optimizing returns and minimizing risk, and our policies require, at the time of purchase, that we make these investments in short-term, high rated securities which currently yield between zero to 20 basis points.

March 31, 2014 (in thousands)
Cash	$22,548
Money market funds	150,532

$173,080

Our primary foreign currency exposure relates to cash balances in foreign currencies. Due to the small balances we hold, we have determined that the risk associated with foreign currency fluctuations is not material to us.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we have evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Enforcement Action against Amazon et. al.—On December 18, 2013, our ContentGuard subsidiary filed a patent infringement lawsuit against Amazon.com Inc., Apple, Inc., Blackberry Corporation (fka Research in Motion Corporation), Huawei Device USA, Inc. and Motorola Mobility LLC in the Eastern District of Texas, in which ContentGuard alleged that the defendants have infringed and continue to infringe nine of its patents by making, using, selling or offering for sale certain mobile communication and computing devices (the “Amazon Litigation”). On January 17, 2014, ContentGuard filed an amended complaint in the Amazon Litigation adding certain affiliates of the original defendants, along with HTC Corporation, HTC America Inc., Samsung Electronics Co., Ltd., Samsung Electronics America, Inc. and Samsung Telecommunications America, LLC. We are unable to anticipate the timing or outcome of the Amazon Litigation.

Google Actions—On January 31, 2014, Google Inc. (“Google”) filed a declaratory judgment suit in the Northern District of California alleging that Google does not infringe the nine patents asserted in the Amazon Litigation. On February 5, 2014, ContentGuard filed a patent infringement action in the Eastern District of Texas against Google, in which ContentGuard alleges that Google has infringed and continues to infringe the same nine patents. In April 2014, the presiding judge in the Eastern District of Texas, with the endorsement of the presiding judge in the Northern District of California, ruled that all claims by and against Google will be resolved in the Eastern District of Texas, and not in the Northern District of California. The presiding judge also declined to consolidate the Google actions with the Amazon Litigation. We are unable to anticipate the timing or outcome of the actions by and against Google.

ZTE Enforcement Actions—In early 2012, ContentGuard and its subsidiaries filed lawsuits in United States and German courts, alleging that ZTE Corporation, ZTE (USA) Inc. and ZTE Deutschland GmbH (collectively “ZTE”) infringed and continue to infringe ContentGuard patents by making, using, selling or offering for sale certain mobile communication and computing devices. ZTE subsequently filed with the United States Patent and Trademark Office petitions for inter partes review (“IPR”), challenging the validity of the U.S. patents asserted by ContentGuard against ZTE. The Patent Trial and Appeal Board (“PTAB”), which hears all IPR challenges, concluded that there was no merit to ZTE’s assertions of invalidity for approximately one-third of the patent claims challenged by ZTE, but initiated further proceedings for the remaining patent claims, which are ongoing. Meanwhile, in response to the claims filed in Germany, in which ContentGuard GmbH alleged infringement of three German patents, ZTE filed a nullity action against two of the patents and an opposition proceeding against the third patent. The infringement and nullity proceedings in Germany, along with all U.S. court actions, were “put to rest” or stayed as the result of a standstill agreement signed by ContentGuard and ZTE in December 2013, while the IPR proceedings at the PTAB and opposition proceeding in Germany are continuing. We are unable to anticipate the timing or outcome of either set of proceedings.

J&J Collection— In November 2012, we obtained an arbitration judgment in the U.K. against Jay and Jayendra (Pty), a South African corporation (“J&J Group”) for approximately $4.0 million. J&J Group submitted multiple appeals to the U.K. courts, the last of which was rejected in July 2013. We have commenced a collection action in South Africa (where J&J Group is domiciled), but due to the uncertainty of collection, we have not recognized the gain associated with the judgment. We are unable to anticipate the timing or outcome of the collection proceedings against J&J Group.

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

Our licensing business depends on sustaining and growing our IP licensing revenue. IP licensing revenues are dependent on our ability to enter into new license agreements with, or otherwise enforce our intellectual property rights against, users of our patented inventions. If users refuse to sign or renew license agreements, we may need to resort to litigation or other measures to compel the payment of fair consideration, which may or may not be effective. This risk applies not only to new license agreements, but to existing license agreements with fixed expiration dates. If we fail to sign or renew license agreements on terms that are favorable to us or obtain favorable outcomes through litigation or other enforcement actions, our business opportunity could be negatively impacted.

If we fail to expand our portfolios, revenue opportunities from our IP monetization efforts will be limited.

Patents have finite lives. Our IP portfolio currently consists of patents that expire between 2014 and 2032, with an average remaining life of approximately ten years. If we fail to develop or acquire new patentable inventions prior to the expiration of our patents, our licensing opportunities will be limited.

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

The process of licensing to customers can be lengthy, sometimes spanning a number of years. We expect to incur significant legal and sales expenses prior to entering into license agreements and generating license revenues. We also expect to spend considerable resources educating prospective licensees on the benefits of a license arrangement with us. As such, we may incur significant losses in any particular period before any associated revenue is generated. Moreover, if our portfolio is not demonstrably applicable to prospective licensees’ products or services, whether due to poor quality, lack of breadth or otherwise, parties may refuse to enter into license agreements.

Enforcement proceedings may be costly and ineffective.

If our efforts to educate prospective licensees on the benefits of a license arrangement are unsuccessful, we may choose to pursue litigation or other enforcement action to protect our intellectual property rights. We may also choose to litigate to enforce the terms of our existing license agreements, protect our trade secrets, or determine the validity and scope of the proprietary rights of others. Enforcement proceedings are typically protracted and complex, and might require cooperation of inventors and others who are unwilling to assist with enforcement. The costs are typically substantial, and the outcomes are unpredictable. Enforcement actions will likely divert our managerial, technical, legal and financial resources from business operations. In certain cases, we may conclude that these costs and risks outweigh the potential benefits that would arise from successful enforcement, in which event we may opt not to pursue enforcement.

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

As we seek to commercialize our IP through product offerings, we could face risks that we have not previously confronted, including IP infringement risks, product liability risks, and other risks. The outcome of proceedings arising from or related to such risks could have a material adverse effect on our results of operations or cash flows in any particular period. In addition, any growth associated with product offerings is largely dependent on the timing and market acceptance of any new product offerings, including our ability to continually modernize our products and bring those products to market. If any products we offer are not commercially successful, our results of operation and reputation could be adversely affected.

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

Our operating results may fluctuate and, as such, our operating results are difficult to predict. You should not rely on quarterly or annual comparisons of our results of operations as an indication of our future performance. Factors that could cause our operating results to fluctuate during any period or that could adversely affect our operating results include the timing of license, sales and consulting agreements, compliance with such agreements, the terms and conditions for payment under those agreements, our ability to protect and enforce our intellectual property rights, changes in demand for products that incorporate our inventions, the time period between commencement and completion of license negotiations or enforcement proceedings, revenue recognition principles, and changes in accounting policies.

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

The governing documents for certain subsidiaries which we do not wholly own describe certain actions that require unanimous consent of their respective shareholders. For instance, we entered into a voting agreement with Time Warner that survives so long as Time Warner holds a material interest in ContentGuard, and which requires the prior written consent of both shareholders before ContentGuard commits its patents to a standards body or patent pool, grants any license that facilitates copyright theft, undertakes certain litigation, or sells or transfers any material patents free of these three restrictions. Historically, shareholder consent requirements have not adversely impacted our business, but circumstances could change. Moreover, we may enter into investments in the future that involve similar or more restrictive governance provisions. If our interests and the interests of our partners or other shareholders in these investments diverge, we may be unable to capitalize on business opportunities or prevented from realizing favorable returns on investments.

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

The Class A common stock securities purchases described in the table below represent the withholding of restricted stock to satisfy tax withholding obligations upon the vesting of the related restricted stock. Management believes these purchases were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) as a transaction not involving any public offering. The number of investors was limited, the investors were either accredited or otherwise qualified and had access to material information about the registrant.

Date	Number of shares
January 1, 2014	71,088
February 15, 2014	36,519
March 4, 2014	20,688

Item 6.	Exhibits

Ex. 31.1	Certification of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

Ex. 31.2	Certification of the principal accounting and financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

Ex. 32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

Ex. 101	The following financial information from Pendrell Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENDRELL CORPORATION (Registrant)

Date: May 5, 2014	By:	/S/ DAVID H. RINN
David H. Rinn
Vice President and Chief Financial Officer
Authorized Officer and Principal Financial Officer