Form 10-Q
period 2014-06-30
Pendrell Corp
filed 2014-08-01
CIK 1359555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of July 25, 2014, the registrant had 212,753,123 shares of Class A common stock and 53,660,000 shares of Class B convertible common stock outstanding.

PENDRELL CORPORATION

FORM 10-Q

For the three and six months ended June 30, 2014

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Pendrell Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$186,140	$184,567
Accounts receivable	595	402
Other receivables – net of reserve $2,750 in both periods	107	38
Prepaid expenses and other current assets	1,014	1,722

Total current assets	187,856	186,729
Property in service – net of accumulated depreciation of $983 and $722, respectively	3,578	3,778
Other assets	54	75
Intangible assets – net of accumulated amortization of $38,806 and $31,272, respectively	129,791	139,687
Goodwill	21,725	21,725

Total	$343,004	$351,994

LIABILITIES, SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS
Current liabilities:
Accounts payable	$284	$166
Accrued expenses	5,737	5,671
Other liabilities	6,395	2,669

Total current liabilities	12,416	8,506
Deferred tax liability	1,488	1,488
Other non-current liabilities	—	5,207

Total liabilities	13,904	15,201

Commitments and contingencies (Note 7)
Shareholders’ equity and noncontrolling interests:
Preferred stock, $0.01 par value, 75,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.01 par value, 900,000,000 shares authorized, 270,261,784 and 270,220,116 shares issued, and 212,492,892 and 212,451,224 shares outstanding	2,127	2,126
Class B convertible common stock, $0.01 par value, 150,000,000 shares authorized, 84,663,382 shares issued and 53,660,000 shares outstanding for both periods	537	537
Additional paid-in capital	1,946,960	1,941,818
Accumulated deficit	(1,630,921)	(1,619,993)

Total Pendrell shareholders’ equity	318,703	324,488

Noncontrolling interests	10,397	12,305

Total shareholders’ equity and noncontrolling interests	329,100	336,793

Total	$343,004	$351,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue	$2,935	$802	$41,070	$11,794
Operating expenses:
Cost of revenues	70	93	13,866	7,758
Patent administration and related costs	1,650	1,050	3,048	2,099
Patent litigation	1,931	1,304	3,969	2,091
General and administrative	6,985	7,427	14,834	14,805
Stock-based compensation	1,871	3,648	3,752	7,118
Amortization of intangible assets	3,991	4,019	8,030	7,715

Total operating expenses	16,498	17,541	47,499	41,586

Operating loss	(13,563)	(16,739)	(6,429)	(29,792)
Interest income	24	37	44	80
Interest expense	(42)	(66)	(106)	(66)
Other expense	(7)	(15)	(12)	(45)

Loss before income taxes	(13,588)	(16,783)	(6,503)	(29,823)
Income tax expense	—	—	(6,270)	—

Net loss	(13,588)	(16,783)	(12,773)	(29,823)
Net loss attributable to noncontrolling interest	(993)	(961)	(1,908)	(1,635)

Net loss attributable to Pendrell	$(12,595)	$(15,822)	$(10,865)	$(28,188)

Basic and diluted loss per share attributable to Pendrell	$(0.05)	$(0.06)	$(0.04)	$(0.11)

Weighted average shares outstanding used to compute basic and diluted loss per share	264,103,862	261,381,754	263,937,195	260,964,329

The accompanying notes are an integral part of these condensed consolidated financial statement

Pendrell Corporation

Condensed Consolidated Statements Changes in Shareholders’ Equity

(In thousands, except share data, unaudited)

	Common stock			Additional paid-in capital	Accumulated deficit	Shareholders’ equity	Noncontrolling interests	Total
	Class A shares	Class B shares	Amount
Balance, December 31, 2012	211,682,074	53,660,000	$2,655	$1,929,526	$(1,563,999)	$368,182	$7,678	$375,860
Vesting of Class A common stock issued for Ovidian acquisition	—	—	—	574	—	574	—	574
Issuance of Class A common stock from exercise of stock options	96,250	—	1	102	—	103	—	103
Class A common stock withheld at vesting to cover statutory tax obligations	(564,972)	—	(6)	(1,504)	(782)	(2,292)	—	(2,292)
Stock-based compensation and issuance of restricted stock, net of forfeitures	776,276	—	7	7,018	—	7,025	—	7,025
Noncontrolling interest in Provitro	—	—	—	—	—	—	7,545	7,545
Net loss	—	—	—	—	(28,188)	(28,188)	(1,635)	(29,823)

Balance, June 30, 2013	211,989,628	53,660,000	$2,657	$1,935,716	$(1,592,969)	$345,404	$13,588	$358,992

Balance, December 31, 2013	212,451,224	53,660,000	$2,663	$1,941,818	$(1,619,993)	$324,488	$12,305	$336,793
Vesting of Class A common stock issued for Ovidian acquisition	—	—	—	1,486	—	1,486	—	1,486
Issuance of Class A common stock from exercise of stock options	242,206	—	2	276	—	278	—	278
Class A common stock withheld at vesting to cover statutory tax obligations	(128,295)	—	(1)	(190)	(63)	(254)	—	(254)
Stock-based compensation and issuance of restricted stock, net of forfeitures	(72,243)	—	—	3,570	—	3,570	—	3,570
Net loss	—	—	—	—	(10,865)	(10,865)	(1,908)	(12,773)

Balance, June 30, 2014	212,492,892	53,660,000	$2,664	$1,946,960	$(1,630,921)	$318,703	$10,397	$329,100

The accompanying notes are an integral part of these condensed consolidated financial statements

Pendrell Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Six months ended June 30,
	2014	2013
Operating activities:
Net loss including noncontrolling interests	$(12,773)	$(29,823)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	3,752	7,118
Amortization of prepaid compensation from Ovidian Group acquisition	1,382	1,382
Amortization of intangible assets	8,030	7,715
Depreciation	263	214
Unrealized foreign exchange losses	1	13
Non-cash cost of patents monetized	579	187
Loss associated with the abandonment and/or disposition of patents	1,288	29
Other	106	67
Other changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(193)	8,158
Prepaid expenses and other current/non-current assets	660	622
Accounts payable	118	(132)
Accrued expenses and other current/non-current liabilities	399	2,051

Net cash provided by (used in) operating activities	3,612	(2,399)

Investing activities:
Purchases of property and intangible assets	(63)	(2,166)
Acquisition of Provitro, net of cash acquired	—	(9,204)

Net cash used in investing activities	(63)	(11,370)

Financing activities:
Proceeds from exercise of stock options	278	103
Payment of statutory taxes for stock awards	(254)	(2,292)
Payment of accrued obligations for purchase intangible assets	(2,000)	—

Net cash used in financing activities	(1,976)	(2,189)

Net increase (decrease) in cash and cash equivalents	1,573	(15,958)
Cash and cash equivalents – beginning of period	184,567	213,753

Cash and cash equivalents – end of period	$186,140	$197,795

Supplemental disclosures:
Income taxes received	$—	$745
Supplemental disclosures of non-cash investing and financing activities:
Accrued obligations for purchases of property and intangible assets	—	5,573

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

Reclassifications—Certain prior period amounts have been reclassified to conform to current year presentation. Such reclassifications relate to the Company’s current presentation of expenses in its condensed consolidated statements of operations, including the presentation of “cost of revenues” and “patent litigation” as separate captions; as such costs were previously included in “patent administration, litigation and related costs.” The reclassifications had no effect on previously reported net loss of the Company or the noncontrolling interest holder.

Accounting Policies—There have been no material changes or updates in the Company’s existing accounting policies from the disclosures included in its 2013 Form 10-K. The following is a summary of the key components of the Company’s condensed consolidated statements of operations:

Revenue—The Company derives its operating revenue from IP monetization activities, including patent licensing and patent sales, and from IP consulting services, or a combination thereof. Although revenue may occur in different forms, the Company regards its IP monetization activities as integrated and not separate revenue streams. For example, a third party relationship could include consulting and licensing activities, or the acquisition of a patent portfolio could lead to licensing, consulting and patent sales revenue. As a result of the unpredictable nature, form and frequency of its transactions, the Company’s revenue may fluctuate substantially from period to period.

Cost of revenue—Cost of revenue consists of certain costs that are variable in nature and are directly attributable to the Company’s revenue generating activities including (i) payments to third parties to whom the Company has an obligation to share revenue, (ii) commissions, and (iii) success fees. Additionally, in periods when patent sales occur, these costs include the net book value and other related costs associated with the sold patents. Depending on the patents being monetized, revenue share payments as a percentage of revenues may vary significantly.

Patent administration and related costs—Patent administration and related costs are comprised of (i) patent-related maintenance and prosecution costs incurred to maintain the Company’s patents, (ii) other costs that support its patent monetization efforts, and (iii) costs associated with the abandonment of patents, including the write-off of any remaining net book value.

Patent litigation—Patent litigation costs consist of costs and expenses incurred in connection with the Company’s patent-related enforcement and litigation activities. These may include non-contingent or contingent fee obligations to external counsel.

General and administrative—General and administrative expenses are primarily comprised of (i) personnel costs, (ii) general legal fees, (iii) professional fees, (iv) acquisition investigation costs, and (v) general office related costs.

Stock-based compensation—Stock-based compensation expense includes expense associated with the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock awards issued to employees, directors, consultants and/or advisors based on the estimated fair value on the date of grant and expensed over the requisite service period for awards expected to vest.

Amortization of intangible assets—Amortization of intangible assets reflects the expensing of the cost to acquire intangible assets which are capitalized and amortized ratably over their estimated useful lives. Estimating the economic useful lives of the Company’s intangible assets depends on various factors including the remaining statutory life of the underlying assets as well as their expected period of benefit.

New Accounting Pronouncements—In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, Compensation-Stock Compensation (Topic 718)-Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force). ASU No. 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period shall be treated as a performance condition. The adoption of this statement on January 1, 2014 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue (Topic 606): Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early adoption is not permitted. The Company is currently assessing the impact, if any, of implementing this guidance on its consolidated financial position and results of operations.

3. Business Combinations

On February 21, 2013, the Company acquired a 68.75% interest in Provitro Biosciences LLC (“Provitro”). Accordingly, the activities of Provitro from the acquisition date through June 30, 2013 have been included in the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2013. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs associated with the acquisition of Provitro of $0.4 million, are included in general and administrative expenses for the three and six months ended June 30, 2013.

The Company has yet to generate revenue from the activities of Provitro, but has continued to (i) advance the Provitro™ technology and related laboratory processes, (ii) assess potential markets for timber bamboo, and (iii) engage with third parties regarding the commercialization of the Provitro™ technology. Provitro incurred operating expenses of $1.0 million and $1.4 million during the three months ended June 30, 2014 and 2013, respectively and $1.7 million and $1.8 million during the six months ended June 30, 2014 and 2013, respectively. These operating expenses are included in general and administrative expenses. The acquisition of Provitro was not material to the Company’s results of operations or cash flows.

4. Intangible Assets

The Company has used, and may continue to use, different structures and forms of consideration for its acquisitions. Acquisitions may be consummated through the use of cash, equity, seller financing, third party debt, earn-out obligations, revenue sharing, profit sharing or some combination of these types of consideration. Consequently, the acquisition values reflected in the Company’s investing activities may represent lower amounts than would be reflected, for example, in a situation where cash alone was utilized to complete the acquisition.

During the six months ended June 30, 2013, the Company expanded its patent holdings through the acquisition of additional patents covering memory and storage technologies for electronic devices. Although no patents were acquired during the six months ended June 30, 2014, the Company was issued sixteen additional patents.

During the three and six months ended June 30, 2014 and 2013, the Company sold certain patents and has included the gross proceeds in revenue. Costs associated with the patents sold, including any remaining net book value, are included in cost of revenues. Certain of the patents sold, as well as certain of those licensed, were subject to obligations to pay a substantial portion of the net proceeds to third parties. These costs are also included in cost of revenues. In future periods, these third party payments as a percentage of revenues may vary significantly based on the structure utilized for any given acquisition.

During the three and six months ended June 30, 2014, the Company abandoned certain patents that were not part of existing licensing programs or for which the Company determined that it would no longer allocate resources to their maintenance and enforcement. Losses on the abandonment of patents for the three and six months ended June 30, 2014 were $0.9 million and $1.3 million, respectively. For the three and six months ended June 30, 2013, patents with a combined book value of less than $0.1 million were abandoned. Costs associated with the abandonment of patents, including any remaining net book value, are included in patent administration and related costs.

As of June 30, 2014, the Company, through its subsidiaries, continues to hold more than 1,600 issued patents worldwide, with additional patent applications pending.

5. Accrued expenses

The following table summarizes accrued expenses (in thousands):

	June 30, 2014	December 31, 2013
Accrued payroll and related expenses	$2,804	$2,242
Accrued legal, professional and other expenses	2,933	3,429

	$5,737	$5,671

6. Other liabilities

From time to time the Company agrees to make contingent and non-contingent future payments in connection with acquisition transactions. The Company recognizes the contingent portion of these future payment obligations as liabilities when they are estimable and it is probable that they will be paid. At June 30, 2014, other current liabilities include an installment payment obligation of $4.0 million due in 2015 related to the 2013 acquisition of the Company’s memory and storage technologies portfolio. Additionally, other current liabilities include approximately $1.8 million of expense related to restricted stock awards.

At December 31, 2013, installment payment obligations included in current and non-current liabilities were $2.0 million and $4.0 million, respectively. Additionally, other non-current liabilities include approximately $1.4 million of expense related to restricted stock awards.

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

Enforcement Action against Amazon et. al.—On December 18, 2013, the Company’s ContentGuard subsidiary filed a patent infringement lawsuit against Amazon.com, Inc., Apple Inc., Blackberry Corporation (fka Research in Motion Corporation), Huawei Device USA, Inc. and Motorola Mobility LLC in the Eastern District of Texas, in which ContentGuard alleged that the defendants have infringed and continue to infringe nine of its patents by making, using, selling or offering for sale certain mobile communication and computing devices (the “Amazon Litigation”). On January 17, 2014, ContentGuard filed an amended complaint in the Amazon Litigation adding certain affiliates of the original defendants, along with HTC Corporation, HTC America Inc., Samsung Electronics Co., Ltd., Samsung Electronics America, Inc. and Samsung Telecommunications America, LLC. The Company is unable to anticipate the timing or outcome of the Amazon Litigation.

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

ZTE Enforcement Actions—In early 2012, ContentGuard and its subsidiaries filed lawsuits in United States and German courts, alleging that ZTE Corporation, ZTE (USA) Inc. and ZTE Deutschland GmbH (collectively “ZTE”) infringed and continue to infringe ContentGuard patents by making, using, selling or offering for sale certain mobile communication and computing devices. ZTE subsequently filed with the United States Patent and Trademark Office petitions for inter partes review (“IPR”), challenging the validity of six U.S. patents asserted by ContentGuard against ZTE. In August 2013 and November 2013, the Patent Trial and Appeal Board (“PTAB”), which hears all IPR challenges, terminated the proceedings with respect to two patents, both of which emerged with valid patent claims. In June 2014 and July 2014, following trials in February 2014, the PTAB rejected ZTE’s remaining challenges, confirming the validity of all claims in the four remaining patents. Meanwhile, in response to the claims filed in Germany, in which ContentGuard GmbH alleged infringement of three German patents, ZTE filed a nullity action against two of the patents and an opposition proceeding against the third patent. The infringement and nullity proceedings in Germany, along with all U.S. court actions, were “put to rest” or stayed as the result of a standstill agreement signed by ContentGuard and ZTE in December 2013, while the opposition proceeding in Germany is continuing. The Company is unable to anticipate the timing or outcome of the opposition proceedings.

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

Stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Stock options	$1,145	$1,507	$2,449	$2,961
Restricted stock awards (1)	726	2,141	1,303	4,157

Total stock-based compensation expense	$1,871	$3,648	$3,752	$7,118

(1)	Stock-based compensation expense for both the three and six months ended June 30, 2014 and 2013, includes $0.2 million and $0.4 million of expense, respectively, related to 250,000 Class A common stock restricted stock awards that are required to be treated as a liability. As of June 30, 2014 and December 31, 2013, $1.8 million and $1.4 million, respectively, were accrued for such awards.

Stock Options and Stock Appreciation Rights—The Company’s stock option and SARs activity for the six months ended June 30, 2014 is summarized as follows:

	Number of shares of Class A common stock underlying options and SARs	Weighted average exercise price
Outstanding – December 31, 2013	28,496,463	$2.17
Granted (1)	3,836,500	$1.53
Exercised	(260,000)	$1.18
Forfeited	(3,625,111)	$3.12

Outstanding – June 30, 2014	28,447,852	$1.97

Exercisable – June 30, 2014	12,138,815	$2.04

Vested and expected to vest – June 30, 2014	27,701,817	$1.98

(1)	The stock options granted during the six months ended June 30, 2014 have a grant date fair value of $3.1 million and vest at a rate of 25% per year over four years.

Restricted Stock—The Company’s restricted stock activity for six months ended June 30, 2014 is summarized as follows:

	Number of shares of Class A common stock underlying restricted stock awards	Weighted average fair value per share
Unvested – December 31, 2013	5,912,116	$1.62
Granted (1)	122,004	$1.93
Vested	(691,129)	$2.71
Forfeited	(714,813)	$1.17

Unvested – June 30, 2014	4,628,178	$1.53

(1)	Represents shares issued to the Company’s Board of Directors as compensation for service. These awards have a grant date fair value of $0.2 million and vest upon issuance.

9. Income Taxes

The Company anticipates it will not have a U.S. federal income tax liability for fiscal 2014 and, therefore, has recorded no tax expense for the three months ended June 30, 2014. For the six months ended June 30, 2014, the Company recorded a tax provision of $6.3 million related to foreign taxes withheld on revenue related to a license agreement executed during the first quarter with a third party licensee domiciled in a foreign jurisdiction. In general, foreign taxes withheld may be claimed as a deduction on future U.S. corporate income tax returns, or as a credit against future U.S. income tax liabilities, subject to certain limitations. At June 30, 2014, the Company had established a full valuation allowance against the deferred tax assets generated due to uncertainty regarding future realizability.

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

Personal Holding Company Determination— A personal holding company is a corporation with five or fewer individual shareholders whose ownership exceeds 50% of the corporation’s outstanding shares, measured by share value (“Concentrated Ownership”), and which generates personal holding company income (which includes certain licensing revenue and other types of passive revenues) (“PHCI”) that constitutes 60% or more of its adjusted ordinary gross income. For a corporate subsidiary, Concentrated Ownership is determined by reference to ownership of the parent corporation(s), and the subsidiary’s income is subject to additional tests to determine whether the income renders the subsidiary a personal holding company. Due to the realization of PHCI in any given year, Pendrell, its consolidated subsidiary ContentGuard Holdings, Inc. (“ContentGuard”), or both, may be a personal holding company. The Company does not anticipate any resulting personal holding company tax liability for current or prior years because Pendrell may use its prior year loss to offset PHCI while its subsidiary, ContentGuard, may pay a dividend to its shareholders (including the Company which is a 90.1% shareholder), rather than incur personal holding company tax. If either company is determined to be a personal holding company, generating net PHCI, and does not distribute to its shareholders a proportionate dividend in the amount of such income, then the net PHCI will be taxed (at 20% under current law). During the second quarter of 2014, Pendrell determined that ContentGuard was a personal holding company in 2012 and 2013, and intends to seek reasonable cause relief to extend the time period for ContentGuard to pay a dividend to its shareholders to address any personal holding company tax that would otherwise be payable for 2012. As there was no PHCI in 2013 for ContentGuard, there is no tax liability.

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

The Tax Benefits Preservation Plan is intended to act as a deterrent to any person or group acquiring, without the approval of the Company’s Board of Directors, beneficial ownership of 4.9% or more of the Company’s securities, defined to include: (i) shares of its Class A common stock and Class B common stock, (ii) shares of its preferred stock, (iii) warrants, rights, or options to purchase its securities, and (iv) any interest that would be treated as “stock” of the Company for purposes of Section 382 or pursuant to Treasury Regulation § 1.382-2T(f)(18). Specifically, if a shareholder acquires more than 4.9% of Pendrell’s outstanding capital stock without an exemption from our Board of Directors, all other shareholders receive rights to acquire additional shares at a significant discount to market price, thereby diluting the value of the capital stock acquired by the acquiring shareholder.

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

10. Loss per Share

Basic loss per share is calculated based on the weighted average number of Class A common stock and Class B common stock (the “Common Shares”) outstanding during the period. Diluted loss per share is calculated by dividing the loss allocable to common shareholders by the weighted average Common Shares outstanding plus potential dilutive Common Shares. Prior to the satisfaction of vesting conditions, unvested restricted stock awards are considered contingently issuable and are excluded from weighted average Common Shares outstanding used for computation of basic loss per share.

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

The following table sets forth the computation of basic and diluted loss per share (in thousands, except share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net loss attributable to Pendrell	$(12,595)	$(15,822)	$(10,865)	$(28,188)

Weighted average common shares outstanding	266,048,476	265,490,902	266,038,413	265,423,396
Less: weighted average unvested restricted stock awards	(1,944,614)	(4,109,148)	(2,101,218)	(4,459,067)

Shares used for computation of basic loss per share	264,103,862	261,381,754	263,937,195	260,964,329
Add back: weighted average unvested restricted stock awards and units	—	—	—	—
Add back: dilutive stock options and stock appreciation rights	—	—	—	—

Shares used for computation of diluted loss per share(1)	264,103,862	261,381,754	263,937,195	260,964,329

Basic and diluted loss per share attributable to Pendrell	$(0.05)	$(0.06)	$(0.04)	$(0.11)

(1)	Stock options, stock appreciation rights, restricted stock awards and units totaling 33,076,030 for the three and six months ended June 30, 2014, and 36,243,461 for the three and six months ended June 30, 2013, were excluded from the calculation of diluted loss per share as their inclusion was anti-dilutive.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During the first six months of 2014, certain of our subsidiaries entered into agreements to license patents covering memory and storage technologies, from which we received upfront payments and future royalty rights. During the six months ended June 30, 2013 we did not enter into any new material license agreements.

Until 2012, we had never initiated litigation to protect our IP rights. Since then, our majority owned subsidiary, ContentGuard, has filed suit for patent infringement against Amazon, Apple, Blackberry, Google, Huawei, HTC, Motorola Mobility, Samsung and ZTE after negotiations with these companies failed to yield negotiated license agreements.

ContentGuard’s claims against ZTE prompted ZTE to challenge six of ContentGuard’s digital rights management (DRM) patents through inter partes review (“IPR”) proceedings at the United States Patent and Trademark Office (“USPTO”). In August 2013 and November 2013, the USPTO’s Patent Trial and Appeal Board (“PTAB”) terminated the proceedings with respect to two patents, both of which emerged with valid patent claims. The other four patents were the subject of PTAB trials held in February 2014, following which PTAB issued written opinions in late June and early July 2014 rejecting ZTE’s remaining challenges, confirming the validity of all claims in the four remaining patents.

In May 2014, our ContentGuard subsidiary released an enhanced version of the ContentGuard® mobile digital content protection application that was initially launched in December 2013. During the three months ended June 30, 2014, ContentGuard continued the development of a second generation application designed for social media and messaging users, which is targeted for release in the third quarter of 2014. These mobile applications, based on technologies developed by ContentGuard over the past fifteen years, are designed to address consumer demand for enhanced Internet privacy through solutions that restrict access to and limit the life of content. Our continuing development of these ephemeral content protection solutions reflects our commitment to continued innovation, including the development of products to commercialize our IP rights.

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

Key Components of Results of Operations

Revenue—We derive our operating revenue from IP monetization activities, including patent licensing and patent sales, and from IP consulting services, or a combination thereof. Although our revenue may occur in different forms, we regard our IP monetization activities as integrated and not separate revenue streams. For example, a third party relationship could include consulting and licensing activities, or the acquisition of a patent portfolio could lead to licensing, consulting and patent sales revenue. As a result of the unpredictable nature, form and frequency of our transactions, our revenue may fluctuate substantially from period to period.

Cost of revenue—Cost of revenue consists of certain costs that are variable in nature and are directly attributable to our revenue generating activities including (i) payments to third parties to whom we have an obligation to share revenue, (ii) commissions, and (iii) success fees. Additionally, in periods when patent sales occur, these costs include the net book value and other related costs associated with the sold patents. Depending on the patents being monetized, revenue share payments as a percentage of revenues may vary significantly.

Patent administration and related costs—Patent administration and related costs are comprised of (i) patent-related maintenance and prosecution costs incurred to maintain our patents, (ii) other costs that support our patent monetization efforts, and (iii) costs associated with the abandonment of patents, including the write-off of any remaining net book value.

Patent litigation—Patent litigation costs consist of costs and expenses incurred in connection with our patent-related enforcement and litigation activities. These may include non-contingent or contingent fee obligations to external counsel.

General and administrative—General and administrative expenses are primarily comprised of (i) personnel costs, (ii) general legal fees, (iii) professional fees, (iv) acquisition investigation costs, and (v) general office related costs.

Stock-based compensation—Stock-based compensation expense includes expense associated with the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock awards issued to employees, directors, consultants and/or advisors based on the estimated fair value on the date of grant and expensed over the requisite service period for awards expected to vest.

Amortization of intangible assets—Amortization of intangible assets reflects the expensing of the cost to acquire intangible assets which are capitalized and amortized ratably over their estimated useful lives. Estimating the economic useful lives of our intangible assets depends on various factors including the remaining statutory life of the underlying assets as well as their expected period of benefit.

New Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, Compensation-Stock Compensation (Topic 718)-Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force). ASU No. 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period shall be treated as a performance condition. The adoption of this statement on January 1, 2014 did not have a material impact on our financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue (Topic 606): Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early adoption is not permitted. We are currently assessing the impact, if any, of implementing this guidance on our consolidated financial position and results of operations.

Results of Operations

In February 2013, we acquired a 68.75% interest in Provitro Biosciences LLC, developer of the Provitro™ proprietary micro-propagation technology designed to facilitate the commercial-scale production of certain plants. Additionally, in March 2013, we acquired from Nokia Corporation 125 patents and patent applications worldwide, 81 of which Nokia declared essential to standards applicable to memory and storage technologies used in electronic devices. Expenses associated with these acquisitions from their respective acquisition dates have been included in our condensed consolidated statement of operations for the three and six months ended June 30, 2014 and 2013.

The following table is provided to facilitate the discussion of our results of operations for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue	$2,935	$802	$41,070	$11,794
Cost of revenues	70	93	13,866	7,758
Patent administration and related costs	1,650	1,050	3,048	2,099
Patent litigation	1,931	1,304	3,969	2,091
General and administrative	6,985	7,427	14,834	14,805
Stock-based compensation	1,871	3,648	3,752	7,118
Amortization of intangible assets	3,991	4,019	8,030	7,715
Interest income	24	37	44	80
Interest expense	42	66	106	66
Other expense	7	15	12	45
Income tax expense	—	—	6,270	—

Revenue. Revenue of $2.9 million for the three months ended June 30, 2014 increased by $2.1 million, or more than 200%, as compared to $0.8 million for the three months ended June 30, 2013. The increase was primarily due to a June 2014 license agreement covering memory and storage technologies and the absence of any material licensing revenue earned during the second quarter of 2013.

Revenue of $41.1 million for the six months ended June 30, 2014 increased by $29.3 million, or more than 200%, as compared to $11.8 million for the six months ended June 30, 2013. The increase was primarily due to license agreements covering memory and storage technologies entered into during the six months ended June 30, 2014 and the absence of licensing revenue during the six months ended June 30, 2013, partially offset by sales of certain patent portfolios in the first quarter of 2013.

Cost of revenues. Cost of revenues of $0.1 million for the three months ended June 30, 2014 were substantially the same as the $0.1 million cost of revenues for the three months ended June 30, 2013. Although we signed a license agreement during the three months ended June 30, 2014, the costs associated with this revenue were minimal.

Cost of revenues of $13.9 million for the six months ended June 30, 2014 increased by $6.1 million, or 79%, as compared to $7.8 million for the six months ended June 30, 2013. This increase was primarily due to costs associated with our March 2014 license agreement with Samsung, including payments to third parties to whom we have an obligation to share revenue, partially offset by $7.5 million of costs related to certain patents sold in the first quarter of 2013.

Patent administration and related costs. Patent administration and related costs of $1.7 million for the three months ended June 30, 2014 increased by $0.6 million, or 57%, as compared to $1.1 million for the three months ended June 30, 2013. Patent administration and related costs of $3.0 million for the six months ended June 30, 2014 increased by $0.9 million, or 45%, as compared to $2.1 million for the six months ended June 30, 2013. The increases in patent administration and related costs were primarily due to write-offs of the net book value of patents abandoned in 2014, partially offset by a reduction in patent maintenance and prosecution costs.

Patent litigation. Patent litigation expenses of $1.9 million for the three months ended June 30, 2014 increased by $0.6 million, or 48%, as compared to $1.3 million for the three months ended June 30, 2013. Patent litigation expenses of $4.0 million for the six months ended June 30, 2014 increased by $1.9 million, or 90%, as compared to $2.1 million for the six months ended June 30, 2013. The increases in patent litigation expenses were primarily due to costs incurred by our subsidiary, ContentGuard, in its litigation efforts against Amazon, Apple, Blackberry, Google, HTC, Huawei, Motorola Mobility and Samsung.

General and administrative. General and administrative expenses of $7.0 million for the three months ended June 30, 2014 decreased by $0.4 million, or 6%, as compared to $7.4 million for the three months ended June 30, 2013. The decrease was primarily due to $0.8 million reduction in employment expenses resulting from a lower headcount partially offset by $0.3 million incurred to develop enhanced features and functionality for the ContentGuard digital content protection application.

General and administrative expenses of $14.8 million for the six months ended June 30, 2014 were substantially the same as the $14.8 million general and administrative expenses for the six months ended June 30, 2013, as the decrease of $0.7 million in employment expenses, primarily due to lower headcount, was offset by $0.6 million incurred to develop enhanced features and functionality for the ContentGuard digital content protection application and $0.1 million increase in other professional fees.

Stock-based compensation. Stock-based compensation of $1.9 million for the three months ended June 30, 2014 decreased by $1.7 million, or 49%, as compared to $3.6 million for the three months ended June 30, 2013. Stock-based compensation of $3.8 million for the six months ended June 30, 2014 decreased by $3.5 million, or 47%, as compared to $7.1 million for the six months ended June 30, 2013. The decrease in stock-based compensation expense was primarily due to the vesting of awards in June 2013 for which no further expense is being incurred and the recapture of expense related to terminated employees.

Amortization of intangible assets. Amortization of intangible assets of $4.0 million for the three months ended June 30, 2014 was substantially the same as the $4.0 million amortization of intangible assets for the three months ended June 30, 2013, as the increase in amortization from the March 2013 acquisition of a portfolio of memory and storage technology patents was offset by a decrease in amortization expense due to the abandonment and sales of certain patents during the second quarter of 2014.

Amortization of intangible assets of $8.0 million for the six months ended June 30, 2014 increased by $0.3 million, or 4%, as compared to $7.7 million for the six months ended June 30, 2013, primarily due to the March 2013 acquisition of a portfolio of memory and storage technology patents, partially offset by the abandonment of certain patents in 2014.

Interest income. Interest income for the three and six months ended June 30, 2014 and 2013 was nominal and primarily related to interest earned on money market funds.

Interest expense. Interest expense for the three and six months ended June 30, 2014 and 2013 consisted of interest expense resulting from installment payment obligations associated with intangible assets acquired during 2013.

Other expense. Other expense for the three and six months ended June 30, 2014 and 2013 was due to losses on foreign currency transactions.

Income tax expense. We anticipate that we will not have a U.S. federal income tax liability for fiscal 2014 and, therefore, we recorded no tax expense in the three months ended June 30, 2014. We recorded a tax provision of $6.3 million for the six months ended June 30, 2014 related to foreign taxes withheld on revenue related to a license agreement executed during the first quarter with a third party licensee domiciled in a foreign jurisdiction. In general, foreign taxes withheld may be claimed as a deduction on future U.S. corporate income tax returns, or as a credit against future U.S. income tax liabilities, subject to certain limitations. At June 30, 2014, we had established a full valuation allowance against the deferred tax assets generated due to uncertainty regarding future realizability. We had no foreign taxes withheld and no U.S. federal income tax liability for fiscal 2013.

Liquidity and Capital Resources

Overview. As of June 30, 2014, we had cash and cash equivalents of $186.1 million. Our primary expected cash needs for the next twelve months include ongoing operating costs associated with commercialization of our IP assets, product development costs, expenses in connection with legal proceedings, and other general corporate purposes. We also expect to use our cash, and may incur debt or issue equity, to acquire or invest in other businesses or assets.

We believe our current balances of cash and cash equivalents and cash flows from operations will be adequate to meet our liquidity needs for the foreseeable future. Cash and cash equivalents in excess of our immediate needs are held in interest bearing accounts with financial institutions.

Cash Flows. The following table is provided to facilitate the discussion of our liquidity and capital resources for the six months ended June 30, 2014 and 2013 (in thousands).

	Six months ended June,
	2014	2013
Net cash provided by (used in):
Operating activities	$3,612	$(2,399)
Investing activities	(63)	(11,370)
Financing activities	(1,976)	(2,189)

Net increase (decrease) in cash and cash equivalents	1,573	(15,958)
Cash and cash equivalents – beginning of period	184,567	213,753

Cash and cash equivalents – end of period	$186,140	$197,795

The increase in cash and cash equivalents for the six months ended June 30, 2014 of $1.6 million was primarily due to revenue generated by operations of $41.1 million partially offset by $37.5 million of general corporate expenditures and a $2.0 million payment of an accrued obligation associated with the 2013 acquisition of our memory and storage technologies portfolio. The decrease in cash and cash equivalents for the six months ended June 30, 2013 of $16.0 million was primarily due to the acquisition of our memory and storage technologies portfolio and the acquisition of a controlling interest in Provitro.

For the six months ended June 30, 2014, the $3.6 million of cash provided by operating activities consisted primarily of revenue generated by operations of $41.1 million, partially offset by foreign taxes paid of $6.3 million and operating expenses of $47.5 million adjusted for various non-cash items, including (i) $8.0 million of amortization expense associated with patents and other intangible assets, (ii) $3.8 million of stock-based compensation expense, (iii) $1.9 million of non-cash loss associated with the abandonment and/or sale of patents, (iv) $1.4 million of amortized prepaid compensation expense associated with the acquisition of Ovidian Group in June 2011, (v) $0.7 million increase in prepaid expenses, and (vi) $0.5 million increase in accounts payable and accrued expenses.

For the six months ended June 30, 2013, the $2.4 million of cash used in operating activities consisted primarily of our net loss of $29.8 million adjusted for various non-cash items, including (i) $7.7 million of amortization expense associated with patents and other intangible assets, (ii) $7.1 million of stock-based compensation expense, and (iii) $1.4 million of amortized prepaid compensation expense associated with the acquisition of Ovidian Group in June 2011, partially offset by $9.0 million of cash collected from various receivables and a $2.0 million increase in accrued expenses.

For the six months ended June 30, 2014, the $63,000 of cash used in investing activities was primarily due to the acquisition of property and intangible assets. For the six months ended June 30, 2013, the $11.4 million of cash used in investing activities was primarily due to $9.2 million used for our acquisition of Provitro and $2.2 million used for the acquisition of property and intangible assets.

For the six months ended June 30, 2014, the $2.0 million of cash used in financing activities consisted of a $2.0 million payment of an accrued obligation associated with the 2013 purchase of property and intangible assets and $0.3 million utilized to pay statutory taxes related to vesting of restricted stock awards, offset by $0.3 million in proceeds from the exercise of stock options. For the six months ended June 30, 2013, the $2.2 million of cash used in financing activities consisted of the payment of statutory taxes related to vesting of restricted stock awards, partially offset by proceeds from the exercise of stock options.

Contractual Obligations. Our primary contractual obligations relate to the installment purchase of the memory and storage technologies portfolio in 2013 as well as operating lease agreements for our main office location in Kirkland, Washington, and other offices in California, Texas, Washington, D.C. and Finland. Our contractual obligations as of June 30, 2014 were as follows (in millions):

	Years ending December 31,
	Total	2014	2015-2016	2017-2018	2019 and Thereafter
Purchase obligations	$4.0	$—	$4.0	$—	$—
Operating lease obligations	2.8	0.3	1.3	1.0	0.2

Total	$6.8	$0.3	$5.3	$1.0	$0.2

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

As of June 30, 2014, our cash and investment portfolio consisted of both cash and money market funds, with a fair value of $186.1 million. The primary objective of our investments in money market funds is to preserve principal, while optimizing returns and minimizing risk, and our policies require, at the time of purchase, that we make these investments in short-term, high rated securities which currently yield between zero to 20 basis points.

June 30, 2014 (in thousands)
Cash	$25,590
Money market funds	160,550

$186,140

Our primary foreign currency exposure relates to cash balances in foreign currencies. Due to the small balances we hold in foreign currencies, we have determined that the risk associated with foreign currency fluctuations is not material to us.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Enforcement Action against Amazon et. al.—On December 18, 2013, our ContentGuard subsidiary filed a patent infringement lawsuit against Amazon.com, Inc., Apple Inc., Blackberry Corporation (fka Research in Motion Corporation), Huawei Device USA, Inc. and Motorola Mobility LLC in the Eastern District of Texas, in which ContentGuard alleged that the defendants have infringed and continue to infringe nine of its patents by making, using, selling or offering for sale certain mobile communication and computing devices (the “Amazon Litigation”). On January 17, 2014, ContentGuard filed an amended complaint in the Amazon Litigation adding certain affiliates of the original defendants, along with HTC Corporation, HTC America Inc., Samsung Electronics Co., Ltd., Samsung Electronics America, Inc. and Samsung Telecommunications America, LLC. We are unable to anticipate the timing or outcome of the Amazon Litigation.

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

ZTE Enforcement Actions—In early 2012, ContentGuard and its subsidiaries filed lawsuits in United States and German courts, alleging that ZTE Corporation, ZTE (USA) Inc. and ZTE Deutschland GmbH (collectively “ZTE”) infringed and continue to infringe ContentGuard patents by making, using, selling or offering for sale certain mobile communication and computing devices. ZTE subsequently filed with the United States Patent and Trademark Office petitions for inter partes review, challenging the validity of six U.S. patents asserted by ContentGuard against ZTE. In August 2013 and November 2013, the PTAB, which hears all IPR challenges, terminated the proceedings with respect to two patents, both of which emerged with valid patent claims. In June 2014 and July 2014, following trials in February 2014, the PTAB rejected ZTE’s remaining challenges, confirming the validity of all claims in the four remaining patents. Meanwhile, in response to the claims filed in Germany, in which ContentGuard GmbH alleged infringement of three German patents, ZTE filed a nullity action against two of the patents and an opposition proceeding against the third patent. The infringement and nullity proceedings in Germany, along with all U.S. court actions, were “put to rest” or stayed as the result of a standstill agreement signed by ContentGuard and ZTE in December 2013, while the opposition proceeding in Germany is continuing. We are unable to anticipate the timing or outcome of the opposition proceedings.

J&J Collection—In November 2012, we obtained an arbitration judgment in the U.K. against Jay and Jayendra (Pty), a South African corporation (“J&J Group”) for approximately $4.0 million. J&J Group submitted multiple appeals to the U.K. courts, the last of which was rejected in July 2013. We have commenced a collection action in South Africa (where J&J Group is domiciled), but due to the uncertainty of collection, we have not recognized the gain associated with the judgment. We are unable to anticipate the timing or outcome of the collection proceedings against J&J Group.

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

Patents have finite lives. Our IP portfolio currently consists of patents that expire between 2014 and 2032, as well as patent applications. Our portfolio has an average life of approximately ten years. If we fail to develop or acquire new patentable inventions prior to the expiration of our patents, our licensing opportunities will be limited.

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

Patent laws may continue to change, and may alter protections afforded to owners of patent rights, impose additional enforcement risks, increase the costs of enforcement, or increase our licensing cycles. For instance, during 2013, legislative initiatives were introduced to address perceived patent abuses by non-practicing entities. Although legislation was not enacted, it is possible that similar legislation will be introduced in future legislative sessions. Even if legislative initiatives do not directly impact our business, such initiatives might encourage manufacturers to infringe our IP rights, lengthen our licensing cycles, increase the likelihood that we will litigate to enforce our IP rights, or make it more difficult and expensive to license our patents or enforce our patents against parties using our inventions without a license. Moreover, increased focus on the growing number of patent-related lawsuits may result in legislative changes which increase our costs and related risks of asserting patent enforcement actions.

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

When we acquire assets or businesses or establish relationships with inventors or strategic partners, we may rely on representations and warranties made by third parties. We also may rely on opinions of lawyers and other professionals. We may not have the opportunity to independently investigate and verify the facts upon which such representations, warranties and opinions are made. By relying on these representations, warranties and opinions, we may be exposed to unforeseen liabilities that could have a material adverse effect on our operating results and financial condition.

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

The governing documents for certain subsidiaries which we do not wholly own describe certain actions that require unanimous consent of their respective shareholders. For instance, we entered into a voting agreement with Time Warner that survives so long as Time Warner holds a material interest in ContentGuard, and which requires the prior written consent of both us and Time Warner before ContentGuard commits its patents to a standards body or patent pool, grants any license that facilitates copyright theft, undertakes certain litigation, or sells or transfers any material patents free of these three restrictions. Historically, shareholder consent requirements have not adversely impacted our business, but circumstances could change. Moreover, we may enter into investments in the future that involve similar or more restrictive governance provisions. If our interests and the interests of our partners or other shareholders in these investments diverge, we may be unable to capitalize on business opportunities or prevented from realizing favorable returns on investments.

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

We generated and now hold substantial NOLs as a result of the disposition of our medium earth orbit satellite assets and the divestiture of certain former subsidiaries associated with the satellite business into a liquidating trust. We intend to carry forward these losses to offset future income and thus reduce our income tax liability. If tax laws are amended to limit or eliminate the ability to carry forward our NOLs, or to alter income tax rates, the value of our NOLs could be significantly impaired.

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

We believe that some or all of our NOLs will be available in certain circumstances to offset current and future income and thus reduce our federal income tax liability, subject to certain restrictions. However, our NOLs will not shield us from all taxes to which we may be subject. For instance, we may be required to pay state or foreign income taxes if some of our income is generated in jurisdictions that impose such taxes. Similarly, we may be required to pay taxes on revenue generated in jurisdictions that impose revenue-based taxes. Federal personal holding company tax may be payable on ContentGuard net personal holding company income (“PHCI”) if ContentGuard is a personal holding company and if such income is not distributed to ContentGuard’s shareholders, and may be payable on Pendrell’s future net PHCI if Pendrell becomes a personal holding company. The personal holding company tax is currently 20% of PHCI that is not distributed to the corporation’s shareholders. Alternative minimum tax, or AMT, cannot be completely negated by net operating losses, as losses carried forward generally can offset no more than 90% of a corporation’s AMT liability. Additionally, our NOLs may not shield us from foreign withholding taxes. This list is not exhaustive, but merely illustrative of the types of taxes to which our NOLs are not applicable.

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

Eagle River Satellite Holdings, LLC, together with its affiliates Eagle River Investments, LLC, Eagle River, Inc. and Eagle River Partners, LLC (collectively, “Eagle River”) controls approximately 65% of the voting power of our outstanding capital stock. As a result, Eagle River has control over the outcome of matters requiring shareholder approval, including the election of directors, amendments to our governing documents, the adoption or prevention of mergers, consolidations or sales of all or substantially all of our assets, or control changes. Eagle River is not restricted or prohibited from competing with us.

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

The Tax Benefits Preservation Plan we have in place is intended to act as a deterrent against any person or group acquiring or otherwise obtaining beneficial ownership of more than 4.9% of our securities without the approval of our board of directors. In addition, our articles of incorporation require us to take all necessary and appropriate action to protect certain rights of our common shareholders that are set forth in our articles of incorporation, including voting, dividend and conversion rights and their rights in the event of a liquidation, merger, consolidation or sale of substantially all of our assets. It also provides that we will not avoid or seek to avoid the observance or performance of those rights by charter amendment, entry into an inconsistent agreement or reorganization, recapitalization, transfer of assets, consolidation, merger, dissolution or the issuance or sale of securities. In particular, these rights include our Class B common shareholders’ right to ten votes per share on matters submitted to a vote of our shareholders and option to convert each share of Class B common stock into one share of Class A common stock. The provisions of the Tax Benefits Preservation Plan and our articles of incorporation could discourage takeovers of our company, which could adversely affect the rights of our shareholders.

Item 6.	Exhibits

Ex. 16.1	Letter of Deloitte & Touche LLP dated May 28, 2014 addressed to the U.S. Securities and Exchange Commission (incorporated herein by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2014).

Ex. 31.1	Certification of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

Ex. 31.2	Certification of the principal accounting and financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

Ex. 32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

Ex. 101	The following financial information from Pendrell Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENDRELL CORPORATION (Registrant)

Date: August 1, 2014	By:	/s/ DAVID H. RINN
David H. Rinn Vice President and Chief Financial Officer Authorized Officer and Principal Financial Officer