Form 10-Q
period 2014-09-30
Pendrell Corp
filed 2014-10-31
CIK 1359555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of October 24, 2014, the registrant had 213,162,495 shares of Class A common stock and 53,660,000 shares of Class B convertible common stock outstanding.

PENDRELL CORPORATION

FORM 10-Q

For the three and nine months ended September 30, 2014

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Pendrell Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$179,572	$184,567
Accounts receivable	208	402
Other receivables – net of reserve $2,750 in both periods	236	38
Prepaid expenses and other current assets	797	1,722

Total current assets	180,813	186,729
Property in service – net of accumulated depreciation of $1,107 and $722, respectively	3,495	3,778
Other assets	54	75
Intangible assets – net of accumulated amortization of $42,644 and $31,272, respectively	125,493	139,687
Goodwill	21,725	21,725

Total	$331,580	$351,994

LIABILITIES, SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS
Current liabilities:
Accounts payable	$270	$166
Accrued expenses	6,219	5,671
Other liabilities	6,643	2,669

Total current liabilities	13,132	8,506
Deferred tax liability	1,488	1,488
Other non-current liabilities	—	5,207

Total liabilities	14,620	15,201

Commitments and contingencies (Note 7)
Shareholders’ equity and noncontrolling interests:
Preferred stock, $0.01 par value, 75,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.01 par value, 900,000,000 shares authorized 270,841,451 and 270,220,116 shares issued, and 213,072,559 and 212,451,224 shares outstanding	2,133	2,126
Class B convertible common stock, $0.01 par value, 150,000,000 shares authorized, 84,663,382 shares issued and 53,660,000 shares outstanding for both periods	537	537
Additional paid-in capital	1,948,979	1,941,818
Accumulated deficit	(1,644,231)	(1,619,993)

Total Pendrell shareholders’ equity	307,418	324,488

Noncontrolling interests	9,542	12,305

Total shareholders’ equity and noncontrolling interests	316,960	336,793

Total	$331,580	$351,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue	$618	$781	$41,688	$12,575
Operating expenses:
Cost of revenues	—	114	13,866	7,872
Patent administration and related costs	1,189	878	4,237	2,977
Patent litigation	2,717	920	6,686	3,011
General and administrative	5,394	6,933	20,228	21,738
Stock-based compensation	1,443	2,883	5,195	10,001
Amortization of intangible assets	3,971	4,090	12,001	11,805

Total operating expenses	14,714	15,818	62,213	57,404

Operating loss	(14,096)	(15,037)	(20,525)	(44,829)
Interest income	24	24	68	104
Interest expense	(43)	(63)	(149)	(129)
Other income (expense)	(2)	5	(14)	(40)

Loss before income taxes	(14,117)	(15,071)	(20,620)	(44,894)
Income tax expense	—	—	(6,270)	—

Net loss	(14,117)	(15,071)	(26,890)	(44,894)
Net loss attributable to noncontrolling interest	(855)	(843)	(2,763)	(2,478)

Net loss attributable to Pendrell	$(13,262)	$(14,228)	$(24,127)	$(42,416)

Basic and diluted loss per share attributable to Pendrell	$(0.05)	$(0.05)	$(0.09)	$(0.16)

Weighted average shares outstanding used to compute basic and diluted loss per share	264,627,862	263,089,771	264,169,947	261,680,596

The accompanying notes are an integral part of these condensed consolidated financial statements

Pendrell Corporation

Condensed Consolidated Statements Changes in Shareholders’ Equity

(In thousands, except share data, unaudited)

	Common stock			Additional paid-in capital	Accumulated deficit	Shareholders’ equity	Noncontrolling interests	Total
	Class A shares	Class B shares	Amount
Balance, December 31, 2012	211,682,074	53,660,000	$2,655	$1,929,526	$(1,563,999)	$368,182	$7,678	$375,860
Vesting of Class A common stock issued for Ovidian acquisition	—	—	—	1,148	—	1,148	—	1,148
Issuance of Class A common stock from exercise of stock options	98,750	—	1	104	—	105	—	105
Class A common stock withheld at vesting to cover statutory tax obligations	(567,728)	—	(6)	(1,722)	(932)	(2,660)	—	(2,660)
Stock-based compensation and issuance of restricted stock, net of forfeitures	1,104,107	—	11	9,819	—	9,830	—	9,830
Noncontrolling interest in Provitro	—	—	—	—	—	—	7,545	7,545
Net loss	—	—	—	—	(42,416)	(42,416)	(2,478)	(44,894)

Balance, September 30, 2013	212,317,203	53,660,000	$2,661	$1,938,875	$(1,607,347)	$334,189	$12,745	$346,934

Balance, December 31, 2013	212,451,224	53,660,000	$2,663	$1,941,818	$(1,619,993)	$324,488	$12,305	$336,793
Vesting of Class A common stock issued for Ovidian acquisition	—	—	—	2,229	—	2,229	—	2,229
Issuance of Class A common stock from exercise of stock options	448,771	—	4	374	—	378	—	378
Class A common stock withheld at vesting to cover statutory tax obligations	(129,534)	—	(1)	(359)	(111)	(471)	—	(471)
Stock-based compensation and issuance of restricted stock, net of forfeitures	302,098	—	4	4,917	—	4,921	—	4,921
Net loss	—	—	—	—	(24,127)	(24,127)	(2,763)	(26,890)

Balance, September 30, 2014	213,072,559	53,660,000	$2,670	$1,948,979	$(1,644,231)	$307,418	$9,542	$316,960

The accompanying notes are an integral part of these condensed consolidated financial statements

Pendrell Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Nine months ended September 30,
	2014	2013
Operating activities:
Net loss including noncontrolling interests	$(26,890)	$(44,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,195	10,001
Amortization of prepaid compensation from Ovidian acquisition	1,380	2,073
Amortization of intangible assets	12,001	11,805
Depreciation	396	339
Unrealized foreign exchange (gains) losses	1	(8)
Non-cash cost of patents monetized	579	252
Loss associated with the abandonment and/or disposition of patents	1,615	46
Other	149	130
Other changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	194	8,037
Prepaid expenses and other current/non-current assets	748	663
Accounts payable	104	(51)
Accrued expenses and other current/non-current liabilities	1,740	2,935

Net cash used in operating activities	(2,788)	(8,672)

Investing activities:
Purchases of property and intangible assets	(114)	(2,294)
Acquisition of Provitro, net of cash acquired	—	(9,204)

Net cash used in investing activities	(114)	(11,498)

Financing activities:
Proceeds from exercise of stock options	378	105
Payment of statutory taxes for stock awards	(471)	(2,660)
Payment of accrued obligations for purchase intangible assets	(2,000)	—

Net cash used in financing activities	(2,093)	(2,555)

Net decrease in cash and cash equivalents	(4,995)	(22,725)
Cash and cash equivalents – beginning of period	184,567	213,753

Cash and cash equivalents – end of period	$179,572	$191,028

Supplemental disclosures:
Income taxes paid	$6,270	$—
Income taxes received	—	745
Supplemental disclosures of non-cash investing and financing activities:
Accrued obligations for purchases of property and intangible assets	—	5,573

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

2. Basis of Presentation

Interim Financial Statements—The financial information included in the accompanying condensed consolidated financial statements is unaudited and includes all adjustments, consisting of normal recurring adjustments and accruals, considered necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures have been condensed or omitted. The financial information as of December 31, 2013 is derived from the Company’s audited consolidated financial statements and notes included in Item 8 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (“2013 Form 10-K”), filed with the Securities and Exchange Commission on March 11, 2014. The financial information included in this quarterly report should be read in conjunction with management’s discussion and analysis of financial condition and results of operations and the consolidated financial statements and notes included in the 2013 Form 10-K. Operating results and cash flows for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014 or any other interim period.

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

Reclassifications—Certain prior period amounts have been reclassified to conform to current year presentation. Such reclassifications relate to the Company’s presentation of expenses in its condensed consolidated statements of operations, including the presentation of “cost of revenues” and “patent litigation” as separate captions; as such costs were previously included in “patent administration, litigation and related costs.” The reclassifications had no effect on previously reported net loss of the Company or the noncontrolling interest holder.

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

New Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to assess an entity’s ability to continue as a going concern every reporting period including interim periods, and to provide related footnote disclosure in certain circumstances. Compliance with this ASU is required for annual periods beginning after December 15, 2016. Early adoption is permitted. The adoption of this ASU in 2014 did not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation (Topic 718)-Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force). ASU No. 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period shall be treated as a performance condition. Compliance with this ASU is required for annual periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this ASU in 2014 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue (Topic 606): Revenue from Contracts with Customers, which supersedes existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize as revenue the amount that an entity expects to be entitled for goods or services at the time the goods or services are transferred to customers. ASU 2014-09 defines a five step process to achieve this core principle that will likely require more judgment and estimates within the revenue recognition process than are required under existing GAAP. Compliance with this ASU is required for annual periods beginning after December 15, 2016, and interim periods therein. Early adoption is not permitted. The Company is currently assessing the impact, if any, of implementing this guidance on its consolidated financial position and results of operations.

3. Business Combinations

On February 21, 2013, the Company acquired a 68.75% interest in Provitro Biosciences LLC (“Provitro”). Accordingly, the activities of Provitro from the acquisition date through September 30, 2013 have been included in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2013. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs associated with the acquisition of Provitro of $0.4 million, are included in general and administrative expenses for the nine months ended September 30, 2013.

The Company has yet to generate revenue from the activities of Provitro, but has continued to (i) advance the Provitro™ technology and related laboratory processes, (ii) assess potential markets for timber bamboo, and (iii) engage with third parties regarding the commercialization of the Provitro™ technology. Provitro incurred operating expenses of $0.3 million and $0.9 million during the three months ended September 30, 2014 and 2013, respectively and $2.0 million and $2.3 million during the nine months ended September 30, 2014 and 2013, respectively. These operating expenses are included in general and administrative expenses. The acquisition of Provitro was not material to the Company’s results of operations or cash flows.

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

During the nine months ended September 30, 2013, the Company expanded its patent holdings through the acquisition of additional patents covering memory and storage technologies for electronic devices. Although no patents were purchased during the nine months ended September 30, 2014, the Company was issued 23 patents and filed applications for an additional 61 patents.

During the nine months ended September 30, 2014 and the three and nine months ended September 30, 2013, the Company sold certain patents and has included the gross proceeds in revenue. Costs associated with the patents sold, including any remaining net book value, are included in cost of revenues. Certain of the patents sold, as well as certain of those licensed, were subject to obligations to pay a substantial portion of the net proceeds to third parties. These costs are also included in cost of revenues. In future periods, these third party payments as a percentage of revenues may vary significantly based on the structure utilized for any given acquisition.

During the three and nine months ended September 30, 2014, the Company abandoned certain patents that were not part of existing licensing programs or for which the Company determined that it would no longer allocate resources to their maintenance and enforcement. Losses on the abandonment of patents for the three and nine months ended September 30, 2014 were $0.3 million and $1.6 million, respectively. For the three and nine months ended September 30, 2013, patents with a combined book value of less than $0.1 million were abandoned. Costs associated with the abandonment of patents, including any remaining net book value, are included in patent administration and related costs.

As of September 30, 2014, the Company, through its subsidiaries, continues to hold more than 1,500 issued patents worldwide, with additional patent applications pending.

5. Accrued Expenses

The following table summarizes accrued expenses (in thousands):

	September 30, 2014	December 31, 2013
Accrued payroll and related expenses	$3,283	$2,242
Accrued legal, professional and other expenses	2,936	3,429

	$6,219	$5,671

6. Other Liabilities

From time to time the Company agrees to make contingent and non-contingent future payments in connection with acquisition transactions. The Company recognizes the contingent portion of these future payment obligations as liabilities when they are estimable and it is probable that they will be paid. At September 30, 2014, other current liabilities include an installment payment obligation of $4.0 million due in 2015 related to the 2013 acquisition of the Company’s memory and storage technologies portfolio. Additionally, other current liabilities include approximately $2.0 million of expense related to restricted stock awards.

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

Enforcement Action against Amazon et. al.—On December 18, 2013, the Company’s ContentGuard Holdings, Inc. (“ContentGuard”) subsidiary filed a patent infringement lawsuit against Amazon.com, Inc., Apple Inc., Blackberry Corporation (fka Research in Motion Corporation), Huawei Device USA, Inc. and Motorola Mobility LLC in the Eastern District of Texas, in which ContentGuard alleged that the defendants have infringed and continue to infringe nine of its patents by making, using, selling or offering for sale certain mobile communication and computing devices (the “Amazon Litigation”). On January 17, 2014, ContentGuard filed an amended complaint in the Amazon Litigation adding certain affiliates of the original defendants, along with HTC Corporation, HTC America Inc., Samsung Electronics Co., Ltd., Samsung Electronics America, Inc. and Samsung Telecommunications America, LLC. In August 2014, DirecTV intervened in the case and thereby became an additional defendant, against whom the Company has asserted additional infringement claims. The Company is unable to anticipate the timing or outcome of the Amazon Litigation.

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

ZTE Enforcement Actions—In early 2012, ContentGuard and its subsidiaries filed lawsuits in United States and German courts, alleging that ZTE Corporation, ZTE (USA) Inc. and ZTE Deutschland GmbH (collectively “ZTE”) infringed and continue to infringe ContentGuard patents by making, using, selling or offering for sale certain mobile communication and computing devices. ZTE subsequently filed with the United States Patent and Trademark Office petitions for inter partes review (“IPR”), challenging the validity of six U.S. patents asserted by ContentGuard against ZTE. In August 2013 and November 2013, the Patent Trial and Appeal Board (“PTAB”), which hears all IPR challenges, terminated the proceedings with respect to two patents, both of which emerged with valid patent claims. In June 2014 and July 2014, following trials in February 2014, the PTAB rejected ZTE’s remaining challenges, confirming the validity of all claims in the four remaining patents. ZTE’s time for appeal expired with no appeals filed. As a result, the decisions of the PTAB are now final. Meanwhile, in response to the claims filed in Germany, in which ContentGuard GmbH alleged infringement of three German patents, ZTE filed a nullity action against two of the patents and an opposition proceeding against the third patent. The infringement and nullity proceedings in Germany, along with all U.S. court actions, were “put to rest” or stayed as the result of a standstill agreement signed by ContentGuard and ZTE in December 2013, while the opposition proceeding in Germany is continuing. The Company is unable to anticipate the timing or outcome of the opposition proceedings.

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

Stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Stock options	$1,180	$1,352	$3,629	$4,313
Restricted stock awards (1)	263	1,531	1,566	5,688

Total stock-based compensation expense	$1,443	$2,883	$5,195	$10,001

(1)	Stock-based compensation expense for both the three and nine months ended September 30, 2014 and 2013, includes $0.2 million and $0.6 million of expense, respectively, related to 250,000 Class A common stock restricted stock awards that are required to be treated as a liability. As of September 30, 2014 and December 31, 2013, $2.0 million and $1.4 million, respectively, were accrued for such awards.

Stock Options and Stock Appreciation Rights—The Company’s stock option and SARs activity for the nine months ended September 30, 2014 is summarized as follows:

	Number of shares of Class A common stock underlying options and SARs	Weighted average exercise price
Outstanding – December 31, 2013	28,496,463	$2.17
Granted (1)	4,344,000	$1.50
Exercised	(760,937)	$1.17
Forfeited	(5,087,611)	$2.76

Outstanding – September 30, 2014	26,991,915	$1.98

Exercisable – September 30, 2014	14,342,904	$1.92

Vested and expected to vest – September 30, 2014	26,426,388	$1.99

(1)	The stock options granted during the nine months ended September 30, 2014 have a grant date fair value of $3.5 million and vest at a rate of 25% per year over four years.

Restricted Stock—The Company’s restricted stock activity for nine months ended September 30, 2014 is summarized as follows:

	Number of shares of Class A common stock underlying restricted stock awards	Weighted average fair value per share
Unvested – December 31, 2013	5,912,116	$1.62
Granted	588,587	$1.27
Vested	(1,222,624)	$2.10
Forfeited	(1,238,564)	$1.16

Unvested – September 30, 2014	4,039,515	$1.55

Restricted stock granted during the nine months ended September 30, 2014 consists of the following:

	Number of shares of Class A common stock underlying restricted stock awards granted	Grant date fair value (in thousands)
Service-based	250,000	$328
Market-based	150,000	68
Shares issued as Board of Director compensation	188,587	352

Total restricted stock granted	588,587	$748

The service-based restricted stock awards vest at a rate of 25% per year over four years. The market-based restricted stock awards fully vest when both of the following have occurred: (i) the average closing price of the Company’s Class A common stock, measured over any period of 60 consecutive calendar days, has reached or exceeded $3.00 per share (the “Price Trigger”), and (ii) the first anniversary of the grant date has occurred. If the Price Trigger is not achieved by the third anniversary of the grant date, then none of the market-based restricted stock awards will vest.

9. Income Taxes

The Company anticipates it will not have a U.S. federal income tax liability for fiscal 2014 and, therefore, has recorded no tax expense for the three months ended September 30, 2014. For the nine months ended September 30, 2014, the Company recorded a tax provision of $6.3 million related to foreign taxes withheld on revenue generated from a license agreement executed during the first quarter with a licensee domiciled in a foreign jurisdiction. In general, foreign taxes withheld may be claimed as a deduction on future U.S. corporate income tax returns, or as a credit against future U.S. federal income tax liabilities, subject to certain limitations. However, due to uncertainty regarding the Company’s ability to utilize the deduction or credit resulting from the foreign withholding, at September 30, 2014, the Company established a full valuation allowance against this deferred tax asset.

The Company had no foreign taxes withheld and no U.S. federal income tax liability for fiscal 2013.

During the three months ended September 30, 2014, the IRS consented to the Company’s request for reasonable cause relief regarding the availability of an additional $95.7 million of net operating losses (“NOLs”) for future use. The resulting $32.5 million deferred tax asset was previously recorded as an unrecognized tax benefit at December 31, 2013. Due to uncertainty regarding the Company’s ability to utilize the additional NOLs, at September 30, 2014, the Company established a full valuation allowance against this deferred tax asset.

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

Personal Holding Company Determination— A personal holding company is a corporation with five or fewer individual shareholders whose ownership exceeds 50% of the corporation’s outstanding shares, measured by share value (“Concentrated Ownership”), and which generates personal holding company income (which includes certain licensing revenue and other types of passive revenues) (“PHCI”) that constitutes 60% or more of its adjusted ordinary gross income. For a corporate subsidiary, Concentrated Ownership is determined by reference to ownership of the parent corporation(s), and if Concentrated Ownership exists, the subsidiary’s income is subject to additional tests to determine whether the income renders the subsidiary a personal holding company. Due to the significant number of shares held by the Company’s largest shareholders, the Company must continually assess share ownership of Pendrell and its consolidated subsidiary ContentGuard to determine whether or not there is Concentrated Ownership of either corporation. In the second quarter of 2014, the Company’s assessment of share ownership for 2012 and 2013 initially led it to conclude that ContentGuard was a personal holding company during such years. In the third quarter of 2014, the Company determined that ContentGuard was not a personal holding company in 2012 or 2013 and therefore the Company does not anticipate any resulting personal holding company tax liability for current or prior years. If either Pendrell or ContentGuard is determined to be a personal holding company in the future, generates net PHCI, does not have losses from the immediately preceding year to offset the PHCI, and does not distribute to its shareholders a proportionate dividend in the full amount of the PHCI, then the undistributed net PHCI will be taxed (at 20% under current law).

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

Potential dilutive Common Shares consist of the incremental Class A common stock issuable upon the exercise of outstanding stock options (both vested and non-vested), stock appreciation rights, and unvested restricted stock awards and units, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of the Company’s Class A common shares for the period) because their inclusion is anti-dilutive.

The following table sets forth the computation of basic and diluted loss per share (in thousands, except share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net loss attributable to Pendrell	$(13,262)	$(14,228)	$(24,127)	$(42,416)

Weighted average common shares outstanding	266,520,052	265,809,024	266,200,724	265,553,351
Less: weighted average unvested restricted stock awards	(1,892,190)	(2,719,253)	(2,030,777)	(3,872,755)

Shares used for computation of basic loss per share	264,627,862	263,089,771	264,169,947	261,680,596
Add back: weighted average unvested restricted stock awards and units	—	—	—	—
Add back: dilutive stock options and stock appreciation rights	—	—	—	—

Shares used for computation of diluted loss per share(1)	264,627,862	263,089,771	264,169,947	261,680,596

Basic and diluted loss per share attributable to Pendrell	$(0.05)	$(0.05)	$(0.09)	$(0.16)

(1)	Stock options, stock appreciation rights, restricted stock awards and units totaling 31,031,430 for the three and nine months ended September 30, 2014, and 34,009,178 for the three and nine months ended September 30, 2013, were excluded from the calculation of diluted loss per share as their inclusion was anti-dilutive.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During October 2014, our ContentGuard subsidiary launched Yovo™, our next-generation ephemeral photo and messaging application. Yovo™ facilitates ephemeral posts on social networking sites, as well as private messaging via text and email. Designed for integration with Facebook and Twitter, Yovo™ offers features such as forward lock, full encryption, screen capture scrambling and a self-destruct timer that allows a sender to grant viewing rights for as little as one second and as long as 24 hours. Yovo™ follows on the heels of the ContentGuard® mobile digital content protection application for business users that was initially launched in December 2013 and updated in May 2014. These mobile applications, based on technologies developed by ContentGuard over the past fifteen years, are designed to address consumer demand for enhanced Internet privacy through solutions that restrict access to and limit the life of content. Our continuing development of these ephemeral content protection solutions reflects our commitment to continued innovation, including the development of products to commercialize our IP rights.

During the first nine months of 2014, certain of our subsidiaries entered into agreements to license patents covering memory and storage technologies, from which we received upfront payments and future royalty rights. During the nine months ended September 30, 2013 we did not enter into any new material license agreements.

Until 2012, we had never initiated litigation to protect our IP rights. Since then, our majority owned subsidiary, ContentGuard, has filed suit for patent infringement against Amazon, Apple, Blackberry, Google, Huawei, HTC, Motorola Mobility, Samsung and ZTE after negotiations with these companies failed to yield negotiated license agreements. Recently, we were compelled to assert claims against DirecTV after DirecTV intervened in our case.

ContentGuard’s claims against ZTE prompted ZTE to challenge six of ContentGuard’s digital rights management (DRM) patents through inter partes review (“IPR”) proceedings at the United States Patent and Trademark Office (“USPTO”). In August 2013 and November 2013, the USPTO’s Patent Trial and Appeal Board (“PTAB”) terminated the proceedings with respect to two patents, both of which emerged with valid patent claims. The other four patents were the subject of PTAB trials held in February 2014, following which PTAB issued written opinions in late June and early July 2014 rejecting ZTE’s remaining challenges, confirming the validity of all claims of the four remaining patents. Thereafter, ZTE’s time for appeal expired with no appeals filed. As a result, the decisions of the PTAB are now final.

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

New Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to assess an entity’s ability to continue as a going concern every reporting period including interim periods, and to provide related footnote disclosure in certain circumstances. Compliance with this ASU is required for annual periods beginning after December 15, 2016. Early adoption is permitted. The adoption of this ASU in 2014 did not have an impact on our financial position, results of operations or cash flows.

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation (Topic 718)-Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force). ASU No. 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period shall be treated as a performance condition. Compliance with this ASU is required for annual periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this ASU in 2014 did not have a material impact on our financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue (Topic 606): Revenue from Contracts with Customers, which supersedes existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize as revenue the amount that an entity expects to be entitled for goods or services at the time the goods or services are transferred to customers. ASU 2014-09 defines a five step process to achieve this core principle that will likely require more judgment and estimates within the revenue recognition process than are required under existing GAAP. Compliance with this ASU is required for annual periods beginning after December 15, 2016, and interim periods therein. Early adoption is not permitted. We are currently assessing the impact, if any, of implementing this guidance on our consolidated financial position and results of operations.

Results of Operations

In February 2013, we acquired a 68.75% interest in Provitro Biosciences LLC, developer of the Provitro™ proprietary micro-propagation technology designed to facilitate the commercial-scale production of certain plants. Additionally, in March 2013, we acquired from Nokia Corporation 125 patents and patent applications worldwide, 81 of which Nokia declared essential to standards applicable to memory and storage technologies used in electronic devices. Expenses associated with these acquisitions from their respective acquisition dates have been included in our condensed consolidated statement of operations for the three and nine months ended September 30, 2014 and 2013.

The following table is provided to facilitate the discussion of our results of operations for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue	$618	$781	$41,688	$12,575
Cost of revenues	—	114	13,866	7,872
Patent administration and related costs	1,189	878	4,237	2,977
Patent litigation	2,717	920	6,686	3,011
General and administrative	5,394	6,933	20,228	21,738
Stock-based compensation	1,443	2,883	5,195	10,001
Amortization of intangible assets	3,971	4,090	12,001	11,805
Interest income	24	24	68	104
Interest expense	43	63	149	129
Other income (expense)	(2)	5	(14)	(40)
Income tax expense	—	—	6,270	—

Revenue. Revenue of $0.6 million for the three months ended September 30, 2014 decreased by $0.2 million, or 21%, as compared to $0.8 million for the three months ended September 30, 2013. The decrease was primarily due to the absence of patent sales during the three months ended September 30, 2014.

Revenue of $41.7 million for the nine months ended September 30, 2014 increased by $29.1 million, or more than 200%, as compared to $12.6 million for the nine months ended September 30, 2013. The increase was primarily due to license agreements covering memory and storage technologies entered into during the nine months ended September 30, 2014 and the absence of licensing revenue during the nine months ended September 30, 2013, partially offset by sales of certain patent portfolios in 2013.

Cost of revenues. We did not incur any cost of revenues for the three months ended September 30, 2014. During the three months ended September 30, 2013, we had cost of revenues of $0.1 million associated with patent sales.

Cost of revenues of $13.9 million for the nine months ended September 30, 2014 increased by $6.0 million, or 76%, as compared to $7.9 million for the nine months ended September 30, 2013. This increase was primarily due to costs associated with our March 2014 license agreement with Samsung, including payments to third parties to whom we have an obligation to share revenue, partially offset by $7.9 million of costs related to certain patents sold in 2013.

Patent administration and related costs. Patent administration and related costs of $1.2 million for the three months ended September 30, 2014 increased by $0.3 million, or 35%, as compared to $0.9 million for the three months ended September 30, 2013. Patent administration and related costs of $4.2 million for the nine months ended September 30, 2014 increased by $1.2 million, or 42%, as compared to $3.0 million for the nine months ended September 30, 2013. The increases in patent administration and related costs were primarily due to write-offs of the net book value of patents abandoned in 2014, partially offset by a reduction in patent maintenance and prosecution costs.

Patent litigation. Patent litigation expenses of $2.7 million for the three months ended September 30, 2014 increased by $1.8 million, or 195%, as compared to $0.9 million for the three months ended September 30, 2013. Patent litigation expenses of $6.7 million for the nine months ended September 30, 2014 increased by $3.7 million, or 122%, as compared to $3.0 million for the nine months ended September 30, 2013. The increases in patent litigation expenses were primarily due to costs incurred by our subsidiary, ContentGuard, in its litigation efforts against Amazon, Apple, Blackberry, DirecTV, Google, HTC, Huawei, Motorola Mobility and Samsung that commenced in December 2013.

General and administrative. General and administrative expenses of $5.4 million for the three months ended September 30, 2014 decreased by $1.5 million, or 22%, as compared to $6.9 million for the three months ended September 30, 2013. The decrease was primarily due to (i) $0.7 million reduction in employment expenses resulting from a lower headcount, (ii) $0.7 million reduction in amortized prepaid compensation expense associated with the acquisition of the Ovidian Group LLC (“Ovidian”) in June 2011 (which was fully amortized as of June 2014), and (iii) $0.5 million reduction in expenses associated with Provitro, partially offset by (a) $0.3 million increase in expenses associated with researching acquisition opportunities and (b) $0.1 million increase in professional fees and other expenses.

General and administrative expenses of $20.2 million for the nine months ended September 30, 2014 decreased by $1.5 million, or 7%, as compared to $21.7 million general and administrative expenses for the nine months ended September 30, 2013. The decrease was primarily due to (i) $1.4 million reduction in employment expenses resulting from a lower headcount, (ii) $0.7 million reduction in amortized prepaid compensation expense associated with the Ovidian acquisition (which was fully amortized as of June 2014), and (iii) $0.3 million reduction in expenses associated with Provitro, partially offset by (a) $0.5 million increase in expenses associated with researching acquisition opportunities and (b) $0.4 million increase in professional fees and other expenses.

Stock-based compensation. Stock-based compensation of $1.4 million for the three months ended September 30, 2014 decreased by $1.5 million, or 50%, as compared to $2.9 million for the three months ended September 30, 2013. Stock-based compensation of $5.2 million for the nine months ended September 30, 2014 decreased by $4.8 million, or 48%, as compared to $10.0 million for the nine months ended September 30, 2013. The decrease in stock-based compensation expense was primarily due to the vesting of awards in June 2013 for which no further expense is being incurred and the recapture of expense related to terminated employees.

Amortization of intangible assets. Amortization of intangible assets of $4.0 million for the three months ended September 30, 2014 decreased by $0.1 million, or 3%, as compared to $4.1 million amortization of intangible assets for the three months ended September 30, 2013, due to sales and abandonments of certain patents during 2014.

Amortization of intangible assets of $12.0 million for the nine months ended September 30, 2014 increased by $0.2 million, or 2%, as compared to $11.8 million for the nine months ended September 30, 2013, primarily due to the March 2013 acquisition of a portfolio of memory and storage technology patents, partially offset by sales and abandonments of certain patents in 2014.

Interest income. Interest income for the three and nine months ended September 30, 2014 and 2013 was nominal and primarily related to interest earned on money market funds.

Interest expense. Interest expense for the three and nine months ended September 30, 2014 and 2013 consisted of interest expense resulting from installment payment obligations associated with intangible assets acquired during 2013.

Other expense. Other expense for the three and nine months ended September 30, 2014 and 2013 was primarily due to gains and losses on foreign currency transactions.

Income tax expense. We anticipate that we will not have a U.S. federal income tax liability for fiscal 2014 and, therefore, we recorded no tax expense in the three months ended September 30, 2014. We recorded a tax provision of $6.3 million for the nine months ended September 30, 2014 related to foreign taxes withheld on revenue generated from a license agreement executed during the first quarter with a licensee domiciled in a foreign jurisdiction. In general, foreign taxes withheld may be claimed as a deduction on future U.S. corporate income tax returns, or as a credit against future U.S. federal income tax liabilities, subject to certain limitations. However, due to uncertainty regarding our ability to utilize the deduction or credit resulting from the foreign withholding, at September 30, 2014, we established a full valuation allowance against this deferred tax asset. We had no foreign taxes withheld and no U.S. federal income tax liability for fiscal 2013.

Liquidity and Capital Resources

Overview. As of September 30, 2014, we had cash and cash equivalents of $179.6 million. Our primary expected cash needs for the next twelve months include ongoing operating costs associated with commercialization of our IP assets, product development costs, expenses in connection with legal proceedings, and other general corporate purposes. We also expect to use our cash, and may incur debt or issue equity, to acquire or invest in other businesses or assets.

We believe our current balances of cash and cash equivalents and cash flows from operations will be adequate to meet our liquidity needs for the foreseeable future. Cash and cash equivalents in excess of our immediate needs are held in interest bearing accounts with financial institutions.

Cash Flows. The following table is provided to facilitate the discussion of our liquidity and capital resources for the nine months ended September 30, 2014 and 2013 (in thousands).

	Nine months ended September,
	2014	2013
Net cash used in:
Operating activities	$(2,788)	$(8,672)
Investing activities	(114)	(11,498)
Financing activities	(2,093)	(2,555)

Net decrease in cash and cash equivalents	(4,995)	(22,725)
Cash and cash equivalents – beginning of period	184,567	213,753

Cash and cash equivalents – end of period	$179,572	$191,028

The decrease in cash and cash equivalents for the nine months ended September 30, 2014 of $5.0 million was primarily due to $44.7 million of general corporate expenditures and a $2.0 million payment of an accrued obligation associated with the 2013 acquisition of our memory and storage technologies portfolio partially offset by revenue generated by operations of $41.7 million. The decrease in cash and cash equivalents for the nine months ended September 30, 2013 of $22.7 million was primarily due to the acquisition of our memory and storage technologies portfolio, the acquisition of a controlling interest in Provitro and general corporate expenditures.

For the nine months ended September 30, 2014, the $2.8 million of cash used in operating activities consisted of our net loss of $26.9 million adjusted for various non-cash items, including (i) $12.0 million of amortization expense associated with patents and other intangible assets, (ii) $5.2 million of stock-based compensation expense, (iii) $2.2 million of non-cash loss associated with the abandonment and/or sale of patents, (iv) $1.4 million of amortized prepaid compensation expense associated with the Ovidian acquisition, (v) $1.8 million increase in accounts payable and accrued expenses (vi) $0.9 million decrease in accounts receivable and prepaid expenses and (vii) $0.6 million of depreciation and other noncash expenses.

For the nine months ended September 30, 2013, the $8.7 million of cash used in operating activities consisted primarily of our net loss of $44.9 million adjusted for various non-cash items, including (i) $11.8 million of amortization expense associated with patents and other intangibles, (ii) $10.0 million of stock-based compensation expense and (iii) $2.1 million of amortized prepaid compensation expense associated with the Ovidian acquisition, partially offset by $8.8 million of cash collected from various receivables and a $2.9 million increase in accrued expenses.

For the nine months ended September 30, 2014, the $0.1 million of cash used in investing activities was primarily due to the acquisition of property and intangible assets. For the nine months ended September 30, 2013, the $11.5 million of cash used in investing activities was primarily due to $9.2 million for our acquisition of Provitro and $2.3 million for the acquisition of property and intangible assets.

For the nine months ended September 30, 2014, the $2.1 million of cash used in financing activities consisted of a $2.0 million payment of an accrued obligation associated with the 2013 purchase of property and intangible assets and $0.5 million utilized to pay statutory taxes related to vesting of restricted stock awards, offset by $0.4 million in proceeds from the exercise of stock options. For the nine months ended September 30, 2013, the $2.6 million of cash used in financing activities consisted of the payment of statutory taxes related to vesting of restricted stock awards, partially offset by proceeds from the exercise of stock options.

Contractual Obligations. Our primary contractual obligations relate to the installment purchase of the memory and storage technologies portfolio in 2013 as well as operating lease agreements for our main office location in Kirkland, Washington, and other offices in California, Texas, Washington, D.C. and Finland. Our contractual obligations as of September 30, 2014 were as follows (in millions):

	Years ending December 31,
	Total	2014	2015-2016	2017-2018	2019 and Thereafter
Purchase obligations	$4.0	$—	$4.0	$—	$—
Operating lease obligations	2.6	0.1	1.3	1.0	0.2

Total	$6.6	$0.1	$5.3	$1.0	$0.2

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

As of September 30, 2014, our cash and investment portfolio consisted of both cash and money market funds, with a fair value of $179.6 million. The primary objective of our investments in money market funds is to preserve principal, while optimizing returns and minimizing risk, and our policies require, at the time of purchase, that we make these investments in short-term, high rated securities which currently yield between zero to 15 basis points.

September 30, 2014 (in thousands)
Cash	$19,003
Money market funds	160,569

$179,572

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Enforcement Action against Amazon et. al.—On December 18, 2013, our ContentGuard subsidiary filed a patent infringement lawsuit against Amazon.com, Inc., Apple Inc., Blackberry Corporation (fka Research in Motion Corporation), Huawei Device USA, Inc. and Motorola Mobility LLC in the Eastern District of Texas, in which ContentGuard alleged that the defendants have infringed and continue to infringe nine of its patents by making, using, selling or offering for sale certain mobile communication and computing devices (the “Amazon Litigation”). On January 17, 2014, ContentGuard filed an amended complaint in the Amazon Litigation adding certain affiliates of the original defendants, along with HTC Corporation, HTC America Inc., Samsung Electronics Co., Ltd., Samsung Electronics America, Inc. and Samsung Telecommunications America, LLC. In August 2014, DirecTV intervened in the case and thereby became an additional defendant, against whom we have asserted additional infringement claims. We are unable to anticipate the timing or outcome of the Amazon Litigation.

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

ZTE Enforcement Actions—In early 2012, ContentGuard and its subsidiaries filed lawsuits in United States and German courts, alleging that ZTE Corporation, ZTE (USA) Inc. and ZTE Deutschland GmbH (collectively “ZTE”) infringed and continue to infringe ContentGuard patents by making, using, selling or offering for sale certain mobile communication and computing devices. ZTE subsequently filed with the United States Patent and Trademark Office petitions for inter partes review, challenging the validity of six U.S. patents asserted by ContentGuard against ZTE. In August 2013 and November 2013, the PTAB, which hears all IPR challenges, terminated the proceedings with respect to two patents, both of which emerged with valid patent claims. In June 2014 and July 2014, following trials in February 2014, the PTAB rejected ZTE’s remaining challenges, confirming the validity of all claims in the four remaining patents. ZTE’s time for appeal expired with no appeals filed. As a result, the decisions of the PTAB are now final. Meanwhile, in response to the claims filed in Germany, in which ContentGuard GmbH alleged infringement of three German patents, ZTE filed a nullity action against two of the patents and an opposition proceeding against the third patent. The infringement and nullity proceedings in Germany, along with all U.S. court actions, were “put to rest” or stayed as the result of a standstill agreement signed by ContentGuard and ZTE in December 2013, while the opposition proceeding in Germany is continuing. We are unable to anticipate the timing or outcome of the opposition proceedings.

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

Our assets include patents that are integral to our business and revenues. Prospective licensees or competitors may challenge the validity, scope, enforceability and ownership of our patents. Their challenges may include review requests in the relevant patent and trademark office. Review proceedings are costly and time-consuming, and we cannot predict their outcome or consequences. Such proceedings may narrow the scope of our claims or may cancel some or all of our claims. If some or all of our patent claims are canceled, we could be prevented from enforcing or earning future revenues from such patents. Even if our claims are not canceled, enforcement actions against alleged infringers may be stayed pending resolution of reviews, or courts or tribunals reviewing our patent claims could make findings adverse to our interests based on facts presented in review proceedings. Irrespective of outcome, review challenges may result in substantial legal expenses and diversion of management’s time and attention away from our other business operations. Adverse decisions could limit the value of our inventions or result in a loss of our proprietary rights and may adversely affect our results of operations and our financial position.

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

We believe that some or all of our NOLs will be available in certain circumstances to offset current and future income and thus reduce our federal income tax liability, subject to certain restrictions. However, our NOLs will not shield us from all taxes to which we may be subject. For instance, we may be required to pay state or foreign income taxes if some of our income is generated in jurisdictions that impose such taxes. Similarly, we may be required to pay taxes on revenue generated in jurisdictions that impose revenue-based taxes. Federal personal holding company tax may be payable on Pendrell’s or ContentGuard’s future net personal holding company income (“PHCI”) if either corporation becomes a personal holding company. The personal holding company tax is currently 20% of PHCI that is not distributed to the corporation’s shareholders. Alternative minimum tax, or AMT, cannot be completely negated by net operating losses, as losses carried forward generally can offset no more than 90% of a corporation’s AMT liability. Additionally, our NOLs may not shield us from foreign withholding taxes. This list is not exhaustive, but merely illustrative of the types of taxes to which our NOLs are not applicable.

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

A sale of a large number of shares by our largest shareholders could depress the market price of our Class A common stock.

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

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
July 1 – July 31, 2014	—	$—	—	—
August 1 – August 31, 2014	1,239	1.54	—	—
September 1 – September 30, 2014	—	—	—	—

	1,239	$1.54	—	—

Item 6.	Exhibits

Ex 10.1	Employment Letter Agreement dated August 28, 2014 between Pendrell Corporation and Steven A. Ednie (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2014).

Ex. 31.1	Certification of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

Ex. 31.2	Certification of the principal accounting and financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

Ex. 32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

Ex. 101	The following financial information from Pendrell Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENDRELL CORPORATION (Registrant)

Date: October 31, 2014	By:	/S/ Steven A. Ednie
Steven A. Ednie Vice President and Chief Financial Officer Authorized Officer and Principal Financial Officer