Form 10-K
period 2014-12-31
Pendrell Corp
filed 2015-03-06
CIK 1359555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

As of June 30, 2014, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $304,995,185

As of February 26, 2015, the registrant had 212,811,443 shares of Class A common stock and 53,660,000 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2015 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

PENDRELL CORPORATION

2014 ANNUAL REPORT ON FORM 10-K

PART I

This Annual Report on Form 10-K (“Form 10-K”) contains certain forward-looking statements regarding future events and our future operating results that are subject to the safe harbors created under the Securities Act of 1933, as amended (“Securities Act”), and the Securities Exchange Act of 1934, as amended (“Exchange Act”). These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statements. Factors that might cause or contribute to such a difference include, but are not limited to, those discussed under “Item 1A of Part I—Risk Factors” and elsewhere in this Form 10-K. The forward-looking statements included in this document are made only as of the date of this report, and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

Item 1.	Business.

Overview

Pendrell Corporation (“Pendrell”), together with its consolidated subsidiaries, is referred to as “us,” we,” or the “Company.” Through our consolidated subsidiaries, we have invested in, acquired and developed businesses with unique technologies that are often protected by intellectual property (“IP”) rights, and that present the opportunity to address large, global markets. Our subsidiaries create value from our innovations, both by making our IP available for use by third parties and by developing and bringing to market products using our IP. We regularly evaluate our existing investments to determine whether retention or disposition is appropriate, and we investigate new investment and business acquisition opportunities. We also advise clients on various IP strategies and transactions.

Pendrell was originally incorporated in 2000 as New ICO Global Communications (Holdings) Limited, a Delaware corporation. In July 2011, we changed our name to Pendrell Corporation. On November 14, 2012, we reincorporated from Delaware to Washington. The reincorporation merely changed our legal domicile. Our consolidated financial condition and results of operations immediately after consummation of the reincorporation were the same as those immediately prior to the reincorporation. Our principal executive office is located at 2300 Carillon Point, Kirkland, Washington 98033, and our telephone number is (425) 278-7100. Our website address is www.pendrell.com. The information contained in or that can be accessed through our website is not part of this Form 10-K.

Our Business

Revenue Generating Activities

We generate revenues by licensing and selling our IP rights to others, and by advising clients on various IP matters. We also develop products that rely on our IP rights, although these offerings do not presently generate revenue. Our subsidiaries held approximately 1,200 patents as of December 31, 2014, with expiration dates ranging from 2015 to 2033, and with an average remaining life of approximately 6.2 years. These patents support four IP licensing programs that we own and manage: (i) digital media, (ii) digital cinema, (iii) wireless technologies, and (iv) memory and storage technologies.

Our digital media program is supported by patents and patent applications designed to protect against unauthorized duplication and use of digital content that is transferred from a source to one or more electronic devices. The majority of our digital media patents and patent applications came to us through our October 2011 purchase of a 90.1% interest in ContentGuard, where we partnered with Time Warner to expand the development and licensing of ContentGuard’s industry-leading portfolio of digital rights management (“DRM”) technologies. At that time, ContentGuard held more than 260 issued patents and more than 160 pending applications worldwide. Our digital media licensees include manufacturers, distributors and providers of consumer products, including Casio Hitachi Mobile Communications, Fujitsu, LG Electronics, Microsoft Corporation, Nokia, Panasonic, Pantech, Sharp, Sony, Toshiba, Technicolor, S.A., Time Warner and Xerox Corporation. Other companies that manufacture, distribute or provide DRM-enabled consumer products and that we believe use ContentGuard’s innovations, including Amazon, Apple, Blackberry, DirecTV, Google, HTC, Huawei, Motorola Mobility and Samsung (the “ContentGuard Defendants”), have not agreed to license our digital media assets, which prompted us to file claims against them for patent infringement.

Our digital cinema program is supported by patents and patent applications designed to protect against unauthorized creation, duplication and use of digital cinema content that is authored and distributed to movie theaters globally, many of which also came to us through our acquisition of ContentGuard. Potential digital cinema licensees include distributors and exhibitors of digital content, including motion picture producers, motion picture distributors and equipment vendors. We launched our digital cinema program in June 2013, and have engaged in licensing discussions with leading feature film studios.

Our wireless technologies program is supported by approximately 800 U.S. and foreign patents and patent applications, many of which enable key functionality in cellular and digital wireless devices and infrastructure. These patents and patent applications were developed by leading innovators in the wireless space, including Philips, IBM and ETRI, and cover key innovations in the cellular industry and digital wireless arena. Key technologies covered include 3G (e.g., W-CDMA, HSDPA, HSUPA), 4G (e.g., LTE, VoLTE), Bluetooth, Wi-Fi, and NFC technologies. Potential licensees include suppliers, manufacturers, distributors, and providers of wireless devices and infrastructure, including manufacturers and distributors of handsets, tablets, laptops, and other connected devices. We launched our wireless technologies program in Fall 2012, and are in discussions with several manufacturers of products that we believe rely on our wireless innovations.

Our memory and storage technologies program is supported by approximately 160 patents and patent applications, the majority of which were acquired from Nokia Corporation in March 2013, of which 81 have been declared by Nokia to be essential to standards that are applicable to memory and storage technologies used in electronic devices. These patents cover embedded memory components and storage subsystems. Potential licensees include flash memory component suppliers, solid state disk manufacturers and device vendors. We commenced discussions with potential licensees in late 2013, and subsequently entered into two license agreements with leading technology companies in 2014, and another license with a leading technology company in early 2015. Currently, our memory and storage technologies licensees include Samsung Electronics and SK hynix.

We typically license our patents via agreements that cover entire patent portfolios or large segments of portfolios. We expect licensing negotiations with prospective licensees to take approximately 12 to 24 months, and perhaps longer, measured from inception of technical discussions regarding the scope of our patents. If we are unable to secure reasonable, negotiated licenses, we may resort to litigation to enforce our IP rights. For example, in late 2013 and early 2014, ContentGuard asserted infringement claims against the ContentGuard Defendants.

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

Product Development Activities

Through our subsidiaries we continue our efforts to develop new solutions to complex problems, including the development of products that commercialize our IP rights. For instance, in December 2013, through ContentGuard, we launched a digital content protection application for mobile device users, the functionality of which we continued to expand throughout 2014. During October 2014, ContentGuard launched Yovo®, our next-generation ephemeral photo and messaging application. Yovo® facilitates ephemeral photo sharing. Designed for sending scrambled photo messages via email, texting, Facebook and Twitter, Yovo® offers features such as full encryption, screen capture scrambling and a self-destruct timer that allows a sender to grant viewing rights for as little as one second and as long as 24 hours. These mobile applications, based on technologies developed by ContentGuard over the past fifteen years, are designed to address consumer demand for enhanced Internet privacy through solutions that restrict access to and limit the life of content. Our continuing development of these ephemeral content protection solutions reflects our commitment to continued innovation, including the development of products to commercialize our IP rights.

In early 2015, we suspended further development of the Provitro™ proprietary micro-propagation technology and related laboratory processes that are designed to facilitate production on a commercial scale of certain plants, particularly timber bamboo. Although we continued to pursue revenue generating business opportunities through the fourth quarter, we were unable to identify opportunities to justify continued commercialization efforts. In the absence of opportunities, we determined that we should not sustain the cost structure required for continued development of the technology. As a result, we began seeking a buyer for Provitro’s assets and took an impairment charge equal to our unamortized investment in the Provitro™ technology and related goodwill in our 2014 results of operations. In addition, in early 2015, we reached agreement with Provitro’s minority partner to cancel the ownership interest in Provitro that we did not already own for nominal consideration, thereby leaving us with 100% ownership of Provitro.

Business Outlook

From 2011 through late 2014, we focused on acquiring and growing companies that developed or possess unique, innovative technologies that can be licensed to third parties or provide a competitive advantage to products we develop and bring to market. In pursuit of this strategy, we invested our capital in companies with IP that we believe is undervalued, underutilized or not fully commercialized, or directly in IP assets. We also regularly explored acquisition and investment opportunities to supplement our existing businesses or to expand the scope of our businesses.

We explored a number of business development opportunities during 2014. However, due to escalating valuations which we attribute to inexpensive and widely available capital, we did not complete any transactions during the year. We expect this trend to continue and have therefore slowed our exploratory activity and reduced our costs by eliminating certain positions, abandoning certain patent assets that do not support our existing licensing programs, and lowering facilities costs. This does not mean we discontinued our assessment of opportunities to commercialize unique technologies and related businesses or otherwise invest our capital in opportunities which may be unrelated to our historical IP monetization activities, but until market conditions change, we expect to take a thoughtful and measured approach to potential transactions. In the meantime, we will concentrate our efforts on generating revenue from our existing assets.

Competition

Due to the unique nature of our IP rights, we do not compete directly with other patent holders or patent applicants. However, to the extent that multiple parties seek royalties on the same product or service, we might as a practical matter compete for a share of reasonable royalties from manufacturers and distributors.

If we continue to pursue IP rights to strengthen our existing licensing programs or launch new ones, we may compete with well-capitalized companies pursuing those same IP rights. We may also face indirect competition from prospective licensees, some of whom may be evaluating and implementing technologies that obviate the need to obtain a license to our IP rights.

Divestiture of Satellite Assets

When we were formed in 2000, our intent was to develop and operate a next generation global mobile satellite communications system. In 2011, we started selling assets associated with the satellite business, including our interests in DBSD North America, Inc. and its subsidiaries (collectively referred to as “DBSD”) to DISH Network Corporation for $325 million, from which we recognized a gain of approximately $301 million associated with the disposition. During 2012, we divested the remaining vestiges of our satellite business, including the sale of our remaining medium earth orbit satellites and related equipment and our real property in Brazil, the transfer to a liquidating trust (the “Liquidating Trust”) of certain former subsidiaries associated with the satellite business (the “International Subsidiaries”) to address the winding down of the International Subsidiaries, and the settlement of our litigation with The Boeing Company (“Boeing”).

The 2012 disposal of our satellite assets and the transfer of the International Subsidiaries to the Liquidating Trust resulted in the elimination of approximately $61.9 million in satellite-related liabilities, a one-time $48.7 million gain, and the triggering of tax losses of approximately $2.4 billion, which we believe can be carried forward for up to twenty years. Additionally, our settlement with Boeing yielded a $10.0 million payment from Boeing and Boeing’s waiver of its right to appellate costs in exchange for the withdrawal of our appeal of the Boeing judgment.

Employees

As of December 31, 2014, on a consolidated basis, we had 57 full-time employees located in Washington, California, Texas, Washington D.C. and Finland.

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

Patents have finite lives. Our IP portfolio currently consists of patents that expire between 2015 and 2033, as well as patent applications. Our portfolio has an average remaining life of approximately 6.2 years. If we fail to develop or acquire new patentable inventions prior to the expiration of our patents, our licensing opportunities will be limited.

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

Enforcement proceedings may be costly and ineffective and could lead to impairment of our IP assets.

We may choose to pursue litigation or other enforcement action to protect our intellectual property rights, such as the litigation we initiated against the ContentGuard Defendants. Enforcement proceedings are typically protracted and complex, and might require cooperation of inventors and others who are unwilling or unable to assist with enforcement. Litigation also involves several stages, including the potential for a prolonged appeals process. The costs are typically substantial, and the outcomes are unpredictable. We may receive a ruling or judgment, or we may enter into licenses or settlement agreements that might compel us to revalue the IP assets that we are enforcing or the goodwill value of our enforcing subsidiary, which in turn might result in a reduction to the financial statement carrying value of such assets through a corresponding impairment charge which would adversely affect our results of operations and our financial position. Enforcement actions will likely divert our managerial, technical, legal and financial resources from business operations. In certain cases, we may conclude that these costs and risks outweigh the potential benefits that would arise from successful enforcement, in which event we may opt not to pursue enforcement.

Our business could be negatively impacted if our inventions are not incorporated into products.

Our licensing revenues have been generated from manufacturers and distributors of products that incorporate our patented inventions. Our business prospects could be negatively impacted if prospective licensees do not include our inventions in their products, or if they later modify their products to eliminate use of our inventions.

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

Our assets include patents that are integral to our business and revenues. Prospective licensees or competitors may challenge the validity, scope, enforceability and ownership of our patents. Their challenges may include review requests in the relevant patent and trademark office, such as the inter partes review and covered business method proceedings initiated by certain ContentGuard Defendants. Review proceedings are costly and time-consuming, and we cannot predict their outcome or consequences. Such proceedings may narrow the scope of our claims or may cancel some or all of our claims. If some or all of our patent claims are canceled, we could be prevented from enforcing or earning future revenues from such patents. Even if our claims are not canceled, enforcement actions against alleged infringers, such as our litigation against the ContentGuard Defendants, may be stayed pending resolution of reviews, or courts or tribunals reviewing our patent claims could make findings adverse to our interests based on facts presented in review proceedings. Irrespective of outcome, review challenges may result in substantial legal expenses and diversion of management’s time and attention away from our other business operations. Adverse decisions could impair the value of our inventions or result in a loss of our proprietary rights and may adversely affect our results of operations and our financial position.

Delays in issuance of patents could harm our business.

We may acquire and pursue additional patents and related intellectual property rights. If we do, our patent applications will add to a growing number of patent applications, which may result in longer delays in obtaining approval of such patent applications. The application delays could cause delays in recognizing revenue from new patents and could cause us to miss opportunities to license or enforce patents before other competing technologies are developed or introduced into the market.

Changes in patent law could adversely impact our business.

Patent laws may continue to change, and may alter protections afforded to owners of patent rights, impose additional enforcement risks, increase the costs of enforcement, or increase our licensing cycles. For instance, during 2013, legislative initiatives were introduced to address perceived patent abuses by non-practicing entities. Although legislation was not enacted, similar legislation has been introduced in 2015. Even if legislative initiatives do not directly impact our business, such initiatives might encourage manufacturers to infringe our IP rights, lengthen our licensing cycles, increase the likelihood that we will litigate to enforce our IP rights, or make it more difficult and expensive to license our patents or enforce our patents against parties using our inventions without a license. Moreover, increased focus on the growing number of patent-related lawsuits may result in legislative changes which increase our costs and related risks of asserting patent enforcement actions.

Changes of interpretations of patent law could adversely impact our business.

Our success in review and enforcement proceedings relies in part on the historically consistent application of patent laws and regulations. Interpretations of patent laws and regulations by the courts and applicable regulatory bodies have evolved, and may continue to evolve, particularly with the introduction of new laws and regulations. Changes or potential changes in judicial interpretation could have a negative impact on our ability to monetize our patent rights.

Risks Related to our Acquisition Activities

We may over-estimate the value of assets or businesses we acquire.

We make investments from which we intend to generate a return. We estimate the value of these investments prior to acquisition, using both objective and subjective methodologies. If we over-estimate such value, we may not generate desired returns on our investment, or we may need to adjust the value of the investments to fair value and record a corresponding impairment charge, either of which could adversely affect our results of operations and our financial position.

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

We intend to continue investigating potential acquisitions that support our business objectives and strategy. Acquisitions are time-consuming, complex and costly. The terms of acquisition agreements tend to be heavily negotiated. As a result, we may incur significant transactional expenses, regardless of whether or not acquisitions are consummated. Moreover, the integration of acquired companies prompts significant challenges, and we can provide no assurances that the integration of acquired businesses with our business will result in the realization of the full benefits we anticipate from such acquisitions. Investigating businesses and assets and integrating newly acquired businesses or assets may be costly and time-consuming, and such activities could divert our attention from other business concerns. In addition, we might lose key employees while integrating new organizations. Acquisitions could also result in potentially dilutive issuances of equity securities or the incurrence of debt, the assumption or incurrence of contingent liabilities, possible impairment charges related to goodwill or other intangible assets or other unanticipated events or circumstances, any of which could negatively impact our financial position. We might not be successful in integrating acquired businesses, and might not achieve desired revenues and cost benefits.

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

Through 2014, we developed and expanded our business by acquiring IP assets, developing new solutions and products and expanding the reach and scope of our IP business. We also incurred expenses to hire new personnel, including employees for IP services, patent research and analysis, development of reporting systems and general and administrative functions and to pay legal fees for IP enforcement activities. As a result, our costs exceeded our revenues, and although we have recently scaled back our expansion efforts, we anticipate that costs will continue to exceed revenues until and unless we generate additional revenue from our existing assets. If we are not successful in generating revenue that is sufficient to offset our expenses, our financial position will be negatively impacted.

Failure to effectively manage the composition of our employee base could strain our business.

Our success depends, in large part, on continued contributions of our key managers and employees, many of whom are highly skilled and would be difficult to replace. Our success also depends on our ability to attract, train and retain highly skilled personnel, and on the abilities of new personnel to function effectively, both individually and as a group. Recently, we terminated the employment of certain individuals (including IP consultants) who we believe were redundant or unnecessary to advance our current and anticipated business initiatives. If we misjudged our ongoing personnel needs or lose any of our remaining senior managers or key personnel, it could lead to dissatisfaction among our clients or licensees, which could slow our growth or result in a loss of business. Moreover, if we fail to manage the composition of our employee base effectively or otherwise strain our relationships with our personnel, our business and financial results may be materially harmed.

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

Risks Related to the Tax Losses Generated from Our Former Satellite Communications Business

Our ability to benefit from our United States federal income tax loss carryforward may be impacted by changes in the tax laws.

We have substantial historical net operating losses (“NOLs”) for United States federal income tax purposes. As of December 31, 2014, we had NOL carryforwards of approximately $2.5 billion. A significant portion of our NOL was triggered when we disposed of our satellite business. We believe these NOLs can be carried forward to offset certain future taxable income. However, our ability to benefit from these historical NOLs is dependent on the generation of future taxable income during the loss carryforward period. The NOL carryforward period begins to expire in 2025 with the bulk of the NOLs expiring in 2032. If the tax laws are amended to limit or eliminate our ability to carryforward the NOLs for any reason, or to lower income tax rates, the value of the NOLs may be significantly reduced.

An Ownership Change under Section 382 of the Internal Revenue Code may significantly limit Pendrell’s ability to use its NOLs to offset future taxable income.

Our use of our NOLs will be significantly limited if we undergo a Tax Ownership Change, as defined in Section 382 of the Internal Revenue Code. Broadly, Pendrell will have a Tax Ownership Change if, over a three-

year testing period, the portion of all stock of Pendrell, by value, owned by one or more 5% shareholder increases by more than 50 percentage points. For purposes of this test, shareholders that own less than 5% of the stock of Pendrell are aggregated into one or more separate “public groups,” each of which is treated as a 5% shareholder. In general, shares traded within a public group are not included in the Tax Ownership Change test. Despite our adoption of certain protections against a Tax Ownership Change (such as our Tax Benefits Preservation Plan), we cannot control the trading activity of our significant shareholders. If significant shareholders divest their shares in a manner or at times that do not account for the loss-limiting provisions of the Internal Revenue Code or regulations adopted thereunder, a Tax Ownership Change could occur. If a Tax Ownership Change occurs when the value of the Class A Common Stock is low, Pendrell will be permanently unable to use most of its NOLs.

Our NOLs cannot be used to offset the Personal Holding Company tax.

The Internal Revenue Code imposes an additional tax on the undistributed income of a Personal Holding Company (“PHC”). In general, a corporation will be classified as a PHC if more than 50% of its outstanding shares, measured by value, are owned directly or indirectly by five or fewer individuals and at least 60% of its adjusted gross income is Personal Holding Company Income (“PHCI”). Broadly, PHCI includes income such as dividends, interest, rents and royalties, among others. We believe that any income from ContentGuard’s resolution of its claims against the ContentGuard Defendants will be classified as PHCI. Due to the significant number of shares held by our largest shareholders, we must continually assess share ownership of Pendrell and each of our consolidated subsidiaries, including ContentGuard. To date neither Pendrell, as the parent company, nor any of our consolidated subsidiaries have incurred a PCH tax obligation. However, it is possible that action or inaction by significant shareholders could result in a future PHC tax liability. The PHC tax, which is in addition to the income tax, is currently levied at 20% of the net PHCI not distributed to the corporation’s shareholders.

Our NOLs cannot be used to completely offset the Alternative Minimum Tax or other taxes.

We may also be subject to the corporate Alternative Minimum Tax (“AMT”) in a year in which we have net taxable income because the AMT cannot be completely offset by available NOLs, as losses carried forward generally can offset no more than 90% of a corporation’s AMT liability. In addition, our federal NOLs will not shield us from foreign withholding taxes, state and local income taxes, or revenue-based taxes incurred in jurisdictions that impose such taxes.

Our ability to utilize our NOLs is dependent on the generation of future taxable income.

Our ability to utilize our NOLs is dependent upon the generation of future taxable income before the expiration of the carry forward period attributable to the NOLs, which begin to expire in 2025. We did not generate taxable income in 2013 or 2014 and we may not generate sufficient taxable income in future years to use the NOLs before they begin expiring.

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

Our Tax Benefits Preservation Plan is intended to act as a deterrent against any person or group acquiring or otherwise obtaining beneficial ownership of more than 4.9% of our securities without the approval of our board of directors. In addition, our articles of incorporation require us to take all necessary and appropriate action to protect certain rights of our common shareholders, including voting, dividend and conversion rights and rights in the event of a liquidation, merger, consolidation or sale of substantially all of our assets. Our articles of incorporation also provide that we will not avoid or seek to avoid the observance or performance of those rights by charter amendment, entry into an inconsistent agreement or reorganization, recapitalization, transfer of assets, consolidation, merger, dissolution or the issuance or sale of securities. The rights protected by these provisions of the articles of incorporation include our Class B common shareholders’ right to ten votes per share on matters submitted to a vote of our shareholders and option to convert each share of Class B common stock into one share of Class A common stock. The provisions of the Tax Benefits Preservation Plan and our articles of incorporation could discourage takeovers of our company, which could adversely affect the rights of our shareholders.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters are located in Kirkland, Washington, where we occupy approximately 8,050 square feet of space. Our employees are primarily located in offices in California, Texas and Washington. Upon expiration of our various leases, we do not anticipate any difficulty in obtaining renewals or alternative space.

The following table lists our leased properties for our principal places of business as of December 31, 2014:

Location	Lease Term	Square Footage (Approx.)
Berkeley, CA	Expires October 31, 2017	5,671
Plano, TX	Expires December 31, 2018	2,995
Kirkland, WA	Expires July 31, 2019	8,050

We believe our facilities are adequate for our current business and operations.

Item 3.	Legal Proceedings.

Enforcement Action against Amazon et. al.—On December 18, 2013, ContentGuard filed a patent infringement lawsuit against Amazon.com, Inc., Apple Inc., Blackberry Corporation (fka Research in Motion Corporation), Huawei Device USA, Inc. and Motorola Mobility LLC in the Eastern District of Texas, in which ContentGuard alleged that these ContentGuard Defendants infringed and continue to infringe nine of its patents by making, using, selling or offering for sale certain mobile communication and computing devices (the “Amazon Litigation”). On January 17, 2014, ContentGuard filed an amended complaint in the Amazon Litigation adding certain affiliates of the original defendants, along with HTC Corporation, HTC America Inc., Samsung Electronics Co., Ltd., Samsung Electronics America, Inc. and Samsung Telecommunications America, LLC. In August 2014, DirecTV intervened in the case and thereby became an additional ContentGuard Defendant, against whom ContentGuard asserted additional infringement claims. In February 2015, the presiding judge heard claim construction arguments from all parties. Trials are scheduled for September 2015. We are unable to anticipate the timing or outcome of the Amazon Litigation.

Google Actions—On January 31, 2014, Google Inc. (“Google”) filed a declaratory judgment suit in the Northern District of California alleging that Google does not infringe the nine patents asserted in the Amazon Litigation. On February 5, 2014, ContentGuard filed a patent infringement action in the Eastern District of Texas against Google, in which ContentGuard alleges that Google has infringed and continues to infringe the same nine patents. In April 2014, the presiding judge in the Eastern District of Texas, with the endorsement of the presiding judge in the Northern District of California, ruled that all claims by and against Google will be resolved in the Eastern District of Texas, and not in the Northern District of California. The presiding judge also declined to consolidate the Google actions with the Amazon Litigation. In February 2015, the presiding judge heard claim construction arguments. Trial is scheduled for September 2015. We are unable to anticipate the timing or outcome of the actions by and against Google.

IPR and CBM Petitions by ContentGuard Defendants—In December 2014, Apple filed with the United States Patent and Trademark Office (the “USPTO”) twenty-nine inter partes review (“IPR”) petitions and three covered business method (“CBM”) petitions, through which Apple is challenging the validity of all nine patents asserted in the Amazon Litigation. Also in December 2014, Google filed three CBMs, challenging the validity of three of the nine asserted patents. The USPTO will decide in the coming months whether to initiate review proceedings on some or all of the IPR and CBM petitions. The USPTO’s Patent Trial and Appeal Board (“PTAB”), which hears all IPR and CBM challenges, will administer and hear argument in any initiated proceedings. We are unable to predict whether or not proceedings will be initiated, or whether or not such proceedings will impact the timing or outcome of our claims against the ContentGuard Defendants.

ZTE IPRs —In early 2012, ContentGuard and its subsidiaries filed lawsuits in United States and German courts, alleging that ZTE Corporation, ZTE (USA) Inc. and ZTE Deutschland GmbH (collectively “ZTE”) infringed and continue to infringe ContentGuard patents by making, using, selling or offering for sale certain mobile communication and computing devices. ZTE subsequently filed IPR petitions with the USPTO, challenging the validity of six U.S. patents asserted by ContentGuard against ZTE. The PTAB terminated proceedings with respect to two patents, both of which emerged with valid patent claims. ZTE’s claims against the other four patents, all of which are also asserted against the ContentGuard Defendants, went to trial. Following trial, the PTAB rejected ZTE’s remaining challenges, and confirmed the validity of all claims in the four patents. ZTE’s time for appeal expired with no appeals filed. As a result, the decisions of the PTAB, as against ZTE, are now final. Nonetheless, all four affirmed patents have been challenged in fourteen new IPRs filed by Apple, as described in the paragraph above. We are unable to predict whether, and to what extent, the PTAB will allow Apple to challenge these patents in new proceedings.

ZTE Enforcement Actions— Meanwhile, in response to the claims filed against ZTE in Germany, in which ContentGuard GmbH alleged infringement of three European patents, ZTE filed a nullity action against two of the patents and an opposition proceeding against the third patent. The infringement and nullity proceedings in Germany, along with all U.S. court actions, were “put to rest” or stayed as the result of a standstill agreement signed by ContentGuard and ZTE in December 2013. ZTE prevailed in the opposition proceeding, resulting in the revocation of one European patent. ContentGuard must decide whether to appeal the revocation prior to end of the first quarter of 2015. We are unable to anticipate the timing or outcome of the opposition proceedings.

J&J Collection—In November 2012, we obtained an arbitration judgment in the U.K. against Jay and Jayendra (Pty), a South African corporation (“J&J Group”) for approximately $4.0 million. J&J Group submitted multiple appeals to the U.K. courts, the last of which was rejected in July 2013. In December 2014, we obtained an enforcement judgment against J&J Group from a South African court. J&J’s time to appeal the enforcement judgment expired with no appeals filed, and we have commenced action to enforce the judgment. Due to the uncertainty of collection, we have not recognized the gain associated with the judgment. We are unable to anticipate the timing or outcome of the collection proceedings against J&J Group.

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

The table below sets forth the high and low sales prices of our Class A common stock in U.S. dollars for each of the periods presented. Stock prices represent amounts published on the Nasdaq Global Select Market. As of February 26, 2015, the closing sales price of our Class A common stock was $1.12 per share.

	2014		2013
Period	High	Low	High	Low
First Quarter	$1.91	$1.34	$1.66	$1.26
Second Quarter	$1.85	$1.39	$2.70	$1.55
Third Quarter	$1.84	$1.31	$2.70	$1.88
Fourth Quarter	$1.67	$1.26	$2.30	$1.76

As of February 26, 2015, there were approximately 340 record holders of our Class A common stock.

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

Performance Measurement Comparison

The following graph shows the total shareholder return as of the dates indicated of an investment of $100 in cash on December 31, 2009 for: (i) our Class A common stock; (ii) the Nasdaq Composite Index; and (iii) the Nasdaq 100 Technology Sector Index. All values assume reinvestment of the full amount of any dividends; however, no dividends have been declared on our Class A common stock to date.

The stock price performance graph below is not necessarily indicative of future performance.

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

	12/09	12/10	12/11	12/12	12/13	12/14
Pendrell Corporation	100.00	138.89	237.04	117.59	186.11	127.78
NASDAQ Composite	100.00	117.61	118.70	139.00	196.83	223.74
NASDAQ 100 Technology Sector	100.00	114.80	121.87	143.60	199.67	234.29

Item 6.	Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and accompanying notes included in this Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Revenue(1)	$42,534	$13,128	$33,775	$2,637	$—
Operating expenses:
Cost of revenues(2)	14,170	7,872	314	—	—
Patent administration and related costs(2)	6,386	4,405	3,655	193	—
Patent litigation(2)	9,880	4,564	2,538	—	—
General and administrative(2)	27,467	25,939	29,844	21,822	14,392
Stock-based compensation	9,405	12,345	8,597	5,369	1,794
Amortization of intangibles	15,929	15,864	13,471	1,986	—
Impairment of finite-lived intangibles and goodwill(3)	11,013	—	—	—	—
Gain on contract settlements(4)/(5)	—	—	—	(4,735)	(15,666)

Operating expenses, net	94,250	70,989	58,419	24,635	520
Operating loss	(51,716)	(57,861)	(24,644)	(21,998)	(520)
Net interest expense	(99)	(64)	(2,245)	(4,450)	(4,316)
Gain on deconsolidation of subsidiaries(6)	—	—	48,685	—	—
Gain on settlement of Boeing litigation(7)	—	—	10,000	—	—
Gain associated with disposition of assets(8)	—	—	5,599	300,886	—
Gain on liquidation of subsidiaries	—	—	—	—	2,459
Other income (expense)	(16)	(55)	1,588	1,223	(1,094)

Income (loss) before income taxes	(51,831)	(57,980)	38,983	275,661	(3,471)
Income tax benefit (expense)(9)	(6,303)	—	1,034	42,925	787

Net income (loss)	(58,134)	(57,980)	40,017	318,586	(2,684)
Net loss attributable to noncontrolling interest	(7,132)	(2,918)	(67)	(274)	—

Net income (loss) attributable to Pendrell	$(51,002)	$(55,062)	$40,084	$318,860	$(2,684)

Basic income (loss) per share attributable to Pendrell	$(0.19)	$(0.21)	$0.16	$1.26	$(0.01)
Diluted income (loss) per share attributable to Pendrell	$(0.19)	$(0.21)	$0.15	$1.23	$(0.01)
Total assets	$304,104	$351,994	$381,415	$435,047	$45,577
Long-term obligations, including current portion of capital lease obligations(10)	$1,521	$6,695	$2,241	$76,406	$27,921

(1)	Prior to the acquisition of Ovidian and ContentGuard during the year ended December 31, 2011, we were a development stage enterprise and did not generate any revenue from operations.
(2)	Certain prior period amounts have been reclassified to conform to the current year presentation of expenses in our consolidated statements of operations, including the presentation of “cost of revenues” and “patent litigation” as separate captions; as such costs were previously included in “patent administration, litigation and related costs” and “general and administrative” in prior years.
(3)	During the fourth quarter of the year ended December 31, 2014, we recorded a non-cash impairment of Provitro’s goodwill and proprietary micro-propagation technology. Although we believe the technology is sound, we were unable to identify near-term opportunities to commercialize the technology.

(4)	During the year ended December 31, 2011, we recognized a $4.7 million gain associated with a reduction of our estimated liability for gateway obligations as a result of our agreement to purchase Deutsche Telekom AG’s claim against one of our subsidiaries.
(5)	Prior to 2013, certain of our subsidiaries had agreements with ten operators of gateways for our MEO satellite system. Nine of the ten operators terminated their agreements with us. Of these nine, five were settled with no further obligation by us. In 2010, upon reaching settlement with our Mexico operator, pursuant to which the operators’ claims were legally released, we eliminated the corresponding accrued liability and recognized a gain on contract settlement of $15.7 million. With respect to the gateways that had not been settled, we continued to accrue expenses according to our subsidiaries’ contractual obligation until the liabilities were transferred to the Liquidating Trust.
(6)	During the year ended December 31, 2012, we transferred our International Subsidiaries to the Liquidating Trust and recognized a gain of $48.7 million upon their deconsolidation.
(7)	We had been in litigation with Boeing regarding the development and launch of our former MEO satellites and related launch vehicles. In February 2009, the trial court entered judgment in our favor for approximately $603 million. On April 13, 2012, the California Court of Appeal overturned the judgment. The reversal was the culmination of a three year Court of Appeal process. The Court of Appeal also ordered us to reimburse Boeing for its appellate costs. On June 25, 2012, we settled our litigation against Boeing. As part of the settlement, we agreed to withdraw our petition for review to the California Supreme Court in exchange for a $10.0 million payment from Boeing and Boeing’s waiver of its right to appellate costs. The settlement agreement and mutual release between ourselves and Boeing fully released and discharged any and all claims between us and Boeing. As a result of the settlement agreement, we recorded a gain of $10.0 million during the year ended December 31, 2012.
(8)	In March 2011, upon the sale of our DBSD subsidiary for $325 million we recognized a $301 million gain associated with the disposition of DBSD and certain other assets pursuant to various agreements entered into with DISH Network. During the year ended December 31, 2012, we sold our real property located in Brazil for approximately $5.6 million.
(9)	During the year ended December 31, 2014, we recorded a tax provision of $6.3 million related to foreign taxes withheld on revenue generated from a license agreement executed with a licensee domiciled in a foreign jurisdiction. During the year ended December 31, 2011, as a result of recording net deferred tax liabilities pursuant to the acquisition of ContentGuard, we were able to reduce a portion of our deferred tax valuation allowance resulting in a tax benefit of $40.7 million.
(10)	Long-term obligations at December 31, 2014, 2012 and 2011 consisted primarily of deferred tax liabilities. Long-term obligations at December 31, 2013 include an installment payment obligation arising from the 2013 acquisition of our memory and storage technologies portfolio, expense related to restricted stock awards that is required to be treated as a liability and deferred tax liabilities. Long-term obligations at December 31, 2010 consisted primarily of capital lease obligations and income tax obligations associated with uncertain tax positions.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Through our consolidated subsidiaries, we have invested in, acquired and developed businesses with unique technologies that are often protected by intellectual property (“IP”) rights, and that present the opportunity to address large, global markets. Our subsidiaries create value from our innovations, both by making our IP available for use by third parties and by developing and bringing to market products using our IP. We regularly evaluate our existing investments to determine whether retention or disposition is appropriate, and we investigate new investment and business acquisition opportunities. We also advise clients on various IP strategies and transactions.

During 2014, we entered into license agreements with two leading technology companies, under which we authorized the use of patents covering memory and storage technologies. One of the license agreements yielded a significant upfront license fee, while the other generated a smaller upfront license fee and future royalties. We followed those 2014 signings with an additional memory and storage license in January 2015 that generated another significant upfront license fee. We intend to continue licensing our memory and storage assets to flash memory component suppliers, solid state disk manufacturers and device vendors, among others.

We also continue to pursue and advance our other licensing programs. However, the programs supported by our DRM patents (digital media and digital cinema) have been slowed by ContentGuard’s ongoing litigation with Amazon, Apple, DirecTV, Google, Huawei, HTC, Motorola Mobility and Samsung (the “ContentGuard Defendants”), which ContentGuard felt compelled to file after negotiations with ContentGuard Defendants failed to yield negotiated license agreements. Until a court rules on ContentGuard’s claims against these companies, we anticipate that potential licensees of our DRM assets may eschew serious license negotiations.

ContentGuard’s claims also elicited a series of IPR review petitions and CBM petitions by certain ContentGuard Defendants. Specifically, in December 2014, Google filed CBM petitions against three of the nine patents that ContentGuard asserted in the litigation. Apple filed twenty-nine IPR petitions and three CBM petitions challenging the validity of all nine asserted patents, including four patents that previously withstood IPR challenges by ZTE. The United States Patent and Trademark Office will decide in the coming months whether to initiate review proceedings on some or all of the IPR and CBM petitions. We are unable to predict whether or not proceedings will be initiated, or whether or not such proceedings will impact the timing or outcome of the litigation.

Meanwhile, in 2014, our ContentGuard subsidiary launched Yovo®, our next-generation ephemeral photo and messaging application. Yovo® facilitates ephemeral posts on social networking sites, as well as private messaging via text and email. Designed for integration with Facebook and Twitter, Yovo® offers features such as forward lock, full encryption, screen capture scrambling and a self-destruct timer that allows a sender to grant viewing rights for as little as one second and as long as 24 hours. Yovo® follows on the heels of the ContentGuard™ mobile digital content protection application for business users that was initially launched in December 2013 and updated in May 2014. These mobile applications, based on technologies developed by ContentGuard over the past fifteen years, are designed to address consumer demand for enhanced Internet privacy through solutions that restrict access to and limit the life of content. Our continuing development of these ephemeral content protection solutions reflects our commitment to continued innovation, including the development of products to commercialize our IP rights.

We explored a number of business development opportunities during 2014. However, due to escalating valuations which we attribute to inexpensive and widely available capital, we did not complete any transactions during the year. We expect this trend to continue and have therefore slowed our exploratory activity and reduced our costs by eliminating certain positions, abandoning certain patent assets that do not support our existing licensing programs, and lowering facilities costs. This does not mean that we have discontinued our assessment of opportunities to commercialize unique technologies and related businesses or otherwise invest our capital in opportunities which may be unrelated to our historical IP monetization activities, but until market conditions change, we expect to take a thoughtful and measured approach to potential transactions. In the meantime, we will concentrate our efforts on generating revenue from our existing assets.

In February 2013, we acquired a 68.75% interest in Provitro Biosciences LLC, the developer of the Provitro™ proprietary micro-propagation technology that is designed to facilitate the production on a commercial scale of certain plants, particularly timber bamboo. The activities of Provitro from the date of acquisition through December 31, 2014 have been included in our consolidated statement of operations. The assets and liabilities of Provitro were measured at fair value as of the acquisition date and included in our December 31, 2013 consolidated balance sheet.

In early 2015, we suspended further development of the Provitro™ proprietary micro-propagation technology and related laboratory processes that are designed to facilitate production on a commercial scale of certain plants, particularly timber bamboo. Although we continued to pursue revenue generating business opportunities through the fourth quarter, we were unable to identify opportunities to justify continued commercialization efforts. In the absence of opportunities, we determined that we should not sustain the cost structure required for continued development of the technology. As a result, we began seeking a buyer for Provitro’s assets and took an impairment charge equal to our unamortized investment in the Provitro™ technology and related goodwill, reducing their fair values from approximately $11.0 million to zero at December 31, 2014. In addition, in early 2015, we reached agreement with Provitro’s minority partner to cancel the ownership interest in Provitro that we did not already own for nominal consideration, thereby leaving us with 100% ownership of Provitro.

2013 Events

In the first quarter of 2013, we acquired from Nokia Corporation 125 patents and patent applications worldwide, 81 of which have been declared by Nokia to be essential to standards that are applicable to memory and storage technologies used in electronic devices. In connection with the acquisition, we formed a wholly owned development company to continue innovation efforts in memory and storage technology begun by Nokia. Our resulting memory and storage technologies program has thus far generated three licenses, and we remain in active negotiations with other potential licensees.

2012 Events

During 2012, we completed our exit from the satellite business, which included (i) the receipt of the final payment associated with the sale of our interests in DBSD North America, Inc. and our subsidiaries to DISH Network Corporation, (ii) the sale of our medium earth orbit (“MEO”) satellite assets (“MEO Assets”) that had been in storage for nominal consideration, (iii) the transfer of our in-orbit MEO satellite (“F2”) to a new operator who assumed responsibility for all F2 operating costs, (iv) the sale of our property in Brazil, and (v) the deconsolidation of our MEO-related international subsidiaries (“International Subsidiaries”). Our exit from the satellite business generated approximately $2.4 billion in net operating losses which we believe can be carried forward for up to twenty years.

Critical Accounting Policies

Critical accounting policies require difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our estimates and judgments are based on information available at the time the estimates and judgments are made. Actual results could differ materially from those estimates. We make estimates and judgments when accounting for, among other matters, business combinations, goodwill and intangible assets, revenue recognition, stock-based compensation, income taxes and contingencies, as more fully described below.

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

We evaluate finite-lived intangible assets when events or circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. These events or circumstances could include: a significant change in the business climate, legal factors, operating performance indicators, or changes in technology or customer requirements. Recoverability of an asset or asset group is measured by a comparison of the carrying amount to the future undiscounted net cash flows expected to be generated by the asset or asset group over its life. This comparison requires management to make judgments regarding estimated future cash flows. Our ability to realize the estimated future cash flows may be affected by factors such as changes in operating performance, changes in business strategy, invalidation of patents, unfavorable judgments in legal proceedings and changes in economic conditions. If our estimates of the undiscounted cash flows do not equal or exceed the carrying value of the asset or asset group, we recognize an impairment charge equal to the amount by which the recorded value of the asset or asset group exceeds its fair value.

We evaluate goodwill for impairment on an annual basis during the fourth quarter, or more frequently if circumstances indicate that the carrying value of a reporting unit exceeds fair value. When evaluating goodwill and indefinite-lived intangible assets for impairment, we first perform a qualitative assessment to determine if fair value of the reporting unit is more likely than not greater than the carrying amount. If this assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we further evaluate the estimated fair value of the reporting unit through the use of discounted cash flow models, which requires management to make significant judgments as to the estimated future cash flows utilized. Our ability to realize the future cash flows utilized in the fair value calculations may be affected by factors such as changes in operating performance, changes in business strategy, invalidation of patents, unfavorable judgments in legal proceedings and changes in economic conditions. The results of the models are compared to the carrying amount of the reporting unit. If such comparison indicates that the fair value of the reporting unit is lower than the carrying amount, impairment would exist and the impairment charge would be measured by comparing the implied fair value of the reporting unit’s goodwill to its carrying value.

Revenue Recognition. We derive our operating revenue from IP monetization activities, including patent licensing and patent sales, and from IP consulting services. Although our revenue may occur in different forms, we regard our IP monetization activities as integrated and not separate revenue streams. For example, a third party relationship could involve consulting and licensing activities, or the acquisition of a patent portfolio can lead to licensing, consulting and patent sales revenue.

Our patent licensing agreements often provide for the payment of contractually determined upfront license fees representing all or a majority of the revenues that will be generated from such agreements for nonexclusive, nontransferable, limited duration licenses. These agreements typically grant (i) a nonexclusive license to make, sell, distribute, and use certain specified products that read on our patents, (ii) a covenant not to enforce patent rights against the licensee based on such activities, and (iii) the release of the licensee from certain claims.

Certain of our patent licensing agreements provide for future royalties or future payment obligations triggered upon satisfaction of conditions. Future royalties and future payments are recognized in revenue upon satisfaction of any related conditions, provided that all revenue recognition criteria, as described below, have been met.

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

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Since our utilization of our deferred tax assets is dependent upon future taxable income that is not assured, we have recorded a valuation allowance sufficient to reduce the deferred tax assets to an amount that is more likely than not to be realized. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would decrease or may result in a tax benefit in the period in which we determined that the recovery was more likely than not to occur.

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

Contingencies. The outcomes of legal proceedings and claims brought by and against us are subject to significant uncertainty. We accrue an estimated loss from a loss contingency, such as a legal claim against us, by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. We disclose a contingency if there is at least a reasonable possibility that a loss has been incurred. In determining whether a contingent loss should be accrued or disclosed, we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position, results of operations or cash flows. For contingencies that might result in a gain, we do not record the gain until realized.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue (Topic 606): Revenue from Contracts with Customers, which supersedes existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize as revenue the amount that an entity expects to be entitled for goods or services at the time the goods or services are transferred to customers. ASU 2014-09 defines a five step process to achieve this core principle that will likely require more judgment and estimates within the revenue recognition process than are required under existing GAAP. Compliance with this ASU is required for annual periods beginning after December 15, 2016, and interim periods therein. Early adoption is not permitted. We are currently assessing the impact, if any, of implementing this ASU.

Key Components of Results of Operations

Revenue—We derive our operating revenue from IP monetization activities, including patent licensing and patent sales, and from IP consulting services, or a combination thereof. Although our revenue may occur in different forms, we regard our IP monetization activities as integrated and not separate revenue streams. For example, a third party relationship could involve consulting and licensing activities, or the acquisition of a patent portfolio could lead to licensing, consulting and patent sales revenue. Our revenues from IP monetization activities continue to depend in large part on our ability to enter into new license agreements with third parties. Because our licensing agreements often provide for the payment of upfront license fees rather than a royalty stream and as a result of the unpredictable nature, form and frequency of our transactions, our revenue may fluctuate substantially from period to period.

Cost of revenue—Cost of revenue consists of certain costs that are variable in nature and are directly attributable to our revenue generating activities including (i) payments to third parties to whom we have an obligation to share revenue, (ii) commissions, and (iii) success fees. Additionally, in periods when patent sales occur, cost of revenue includes the net book value and other related costs associated with the sold patents. Depending on the patents being monetized, revenue share payments as a percentage of revenues may vary significantly.

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

Results of Operations

The following table is provided to facilitate the discussion of our results of operations for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year ended December 31,
	2014	2013	2012
Revenue	$42,534	$13,128	$33,775
Cost of revenues	14,170	7,872	314
Patent administration and related costs	6,386	4,405	3,655
Patent litigation	9,880	4,564	2,538
General and administrative	27,467	25,939	29,844
Stock-based compensation	9,405	12,345	8,597
Amortization of intangibles	15,929	15,864	13,471
Impairment of finite-lived intangibles and goodwill	11,013	—	—
Interest income	94	131	238
Interest expense	193	195	2,483
Gain on deconsolidation of subsidiaries	—	—	48,685
Gain on settlement of Boeing litigation	—	—	10,000
Gain associated with disposition of assets	—	—	5,599
Other income (expense)	(16)	(55)	1,588
Income tax benefit (expense)	(6,303)	—	1,034

Revenue. Our revenue of $42.5 million for the year ended December 31, 2014 increased by $29.4 million, or more than 200%, as compared to $13.1 million for the year ended December 31, 2013. The increase was primarily due to license agreements covering memory and storage technologies entered into during the year ended December 31, 2014 and the absence of licensing revenue during the year ended December 31, 2013, partially offset by sales of certain patent portfolios in 2013.

Revenue of $13.1 million for the year ended December 31, 2013 decreased by $20.7 million, or 61%, as compared to $33.8 million for the year ended December 31, 2012. The decrease was primarily due to the absence of licensing revenue, partially offset by sales of certain patent portfolios that were not part of existing licensing programs.

Cost of Revenues. Cost of revenues of $14.2 million for the year ended December 31, 2014 increased by $6.3 million, or 80%, as compared to $7.9 million for the year ended December 31, 2013. This increase was primarily due to costs associated with our March 2014 license agreement with Samsung, including payments to third parties to whom we have an obligation to share revenue, partially offset by $7.9 million of costs related to certain patents sold in 2013.

Cost of revenues of $7.9 million for the year ended December 31, 2013 increased by $7.6 million, as compared to $0.3 million for the year ended December 31, 2012. This increase was primarily due to $7.9 million of costs related to certain patents sold in 2013.

In future periods, cost of revenues as a percentage of revenue may vary significantly, depending upon related revenue share obligations arising from licensing arrangements and the sales price realized compared to the net book value of patents sold.

Patent Administration and Related Costs. Patent administration and related costs of $6.4 million for the year ended December 31, 2014 increased by $2.0 million, or 45%, as compared to $4.4 million for the year ended December 31, 2013. The increase in patent administration and related costs was primarily due to write-offs of the net book value of patents abandoned in 2014, partially offset by a reduction in patent maintenance and prosecution costs.

Patent administration and related costs of $4.4 million for the year ended December 31, 2013 increased by $0.7 million, or 21%, as compared to $3.7 million for the year ended December 31, 2012. The increase was due to patent maintenance and prosecution costs associated with the patents acquired in 2013.

Patent Litigation. Patent litigation expenses of $9.9 million for the year ended December 31, 2014 increased by $5.3 million, or 116%, as compared to $4.6 million for the year ended December 31, 2013. The increase in patent litigation expenses was primarily due to costs incurred by our subsidiary, ContentGuard, in its litigation efforts against Amazon, Apple, Blackberry, DirecTV, Google, HTC, Huawei, Motorola Mobility and Samsung.

Patent litigation expenses of $4.6 million for the year ended December 31, 2013 increased by $2.1 million, or 80%, as compared to $2.5 million for the year ended December 31, 2012. The increase in patent litigation expenses was primarily due to increased legal costs associated with the preparation for ContentGuard’s litigation efforts that commenced in December 2013.

General and Administrative. General and administrative expenses of $27.5 million for the year ended December 31, 2014 increased $1.6 million, or 6%, as compared to $25.9 million for the year ended December 31, 2013. The increase was primarily due to (i) $3.2 million lump-sum severance payment to our CEO who departed in November 2014, (ii) $0.6 million increase in bonus expense, (iii) $0.6 million increase in expenses associated with researching acquisition opportunities, and (iv) $0.6 million increase in professional fees and other expenses, partially offset by (a) $1.5 million reduction in employment expenses resulting from a lower headcount, (b) $1.4 million reduction in amortized prepaid compensation expense associated with the acquisition of the Ovidian Group LLC (“Ovidian”) in June 2011 (which was fully amortized as of June 2014), and (c) $0.5 million reduction in expenses associated with Provitro.

General and administrative expenses of $25.9 million for the year ended December 31, 2013 decreased $3.9 million, or 13%, as compared to $29.8 million for the year ended December 31, 2012. The decrease was primarily due to (i) $2.3 million reduction in bonus expense, (ii) $2.2 million reduction in general legal expenses, primarily due to fees incurred in the Boeing litigation and J&J Group in 2012, (iii) $1.6 million reduction in consulting and other professional fees, (iv) $1.2 million of withholding taxes associated with 2012 licensing revenues, and (iv) $0.3 million of costs incurred in 2012 by the International Subsidiaries partially offset by (a) $2.9 million related to operating expenses of Provitro and (b) $0.7 million related to the addition of executives to the Pendrell team during 2013 and 2012.

Stock-based Compensation. Stock-based compensation of $9.4 million for the year ended December 31, 2014 decreased by $2.9 million, or 24%, as compared to $12.3 million for the year ended December 31, 2013. The decrease in stock-based compensation expense was primarily due to the vesting of awards in June 2013 for which no further expense is being incurred and the recapture of expense related to terminated employees, partially offset by $2.8 million of additional stock based compensation expense associated with the accelerated vesting of stock awards and the extension of the exercise period of vested options related to the November 2014 departure of our CEO.

Stock-based compensation of $12.3 million for the year ended December 31, 2013 increased $3.7 million, or 44%, as compared to $8.6 million for the year ended December 31, 2012. The increase was due to $2.6 million related to the addition of executives to the Pendrell team and the granting of stock options and restricted stock to employees during the last half of 2012 and $1.1 million of incremental expense due to the August 2012 modification of restricted stock awards.

Amortization of Intangibles. Amortization of intangibles was $15.9 million for both the year ended December 31, 2014 and 2013, with an increase in amortization due to the March 2013 acquisition of a portfolio of memory and storage technology patents offset by a reduction in amortization associated with sales and abandonments of certain patents in 2014.

Amortization of intangibles of $15.9 million for the year ended December 31, 2013 increased by $2.4 million, or 18%, as compared to $13.5 million for the year ended December 31, 2012, primarily due to the acquisition of intangible assets during 2012 and the first quarter of 2013.

Impairment of finite-lived intangibles and goodwill. During the fourth quarter of the year ended December 31, 2014, we took an impairment charge of approximately $11.0 million, which was equal to our unamortized investment in the Provitro™ technology and related goodwill. The impairment resulted from the inability to identify near-term opportunities to commercialize the technology.

Interest Income. Interest income for the years ended December 31, 2014, 2013 and 2012 was nominal and primarily related to interest earned on money market funds.

Interest Expense. Interest expense of $0.2 million for the years ended December 31, 2014 and 2013, consisted of interest expense resulting from the installment payment obligations associated with intangible assets acquired during 2013. Interest expense of $2.5 million for the year ended December 31, 2012 consisted primarily of interest costs resulting from capital lease obligations associated with certain MEO gateway sites that we operated prior to their deconsolidation as a result of the transfer of our International Subsidiaries to the Liquidating Trust on June 29, 2012.

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

Other Income (Expense). Other expense for the years ended December 31, 2014 and 2013 was due to losses on foreign currency transactions. Other income of $1.6 million for the year ended December 31, 2012 was primarily due to the release of a $0.8 million liability associated with our prior ownership of MEO satellite assets and gains on foreign currency transactions.

Income Tax (Benefit) Expense. We did not have a U.S. federal income tax liability for the years ended December 31, 2014, 2013 or 2012. However, we recorded a tax provision of $6.3 million for the year ended December 31, 2014 related to foreign taxes withheld on revenue generated from a license agreement executed with a licensee domiciled in a foreign jurisdiction. In general, foreign taxes withheld may be claimed as a deduction on future U.S. corporate income tax returns, or as a credit against future U.S. federal income tax liabilities, subject to certain limitations. However, due to uncertainty regarding our ability to utilize the deduction or credit resulting from the foreign withholding, at December 31, 2014, we established a full valuation allowance against this deferred tax asset.

The income tax benefit of $1.0 million for the year ended December 31, 2012 was primarily due to expiration of the statute of limitations associated with previously recorded uncertain tax positions, including interest and penalties.

Liquidity and Capital Resources

Overview. As of December 31, 2014, we had cash and cash equivalents of $168.8 million. Our primary expected cash needs for the next twelve months include ongoing operating costs associated with commercialization of our IP assets, product development costs, expenses in connection with legal proceedings, and other general corporate purposes. We also expect to use our cash, and may incur debt or issue equity, to acquire or invest in other businesses or assets.

We believe our current balances of cash and cash equivalents and cash flows from operations will be adequate to meet our liquidity needs for the foreseeable future. Cash and cash equivalents in excess of our immediate needs are held in interest bearing accounts with financial institutions.

Cash Flows. Cash and cash equivalents were $168.8 million at December 31, 2014, compared to $184.6 million at December 31, 2013. The following table is provided to facilitate the discussion of our liquidity and capital resources for the years ended December 31, 2014 and 2013 (in thousands):

	Year ended December 31,
	2014	2013
Net cash used in:
Operating activities	$(13,309)	$(15,151)
Investing activities	(119)	(11,560)
Financing activities	(2,346)	(2,475)

Net decrease in cash and cash equivalents	(15,774)	(29,186)
Cash and cash equivalents—beginning of period	184,567	213,753

Cash and cash equivalents—end of period	$168,793	$184,567

The decrease in cash and cash equivalents for the year ended December 31, 2014 of $15.8 million was primarily due to $56.3 million of general corporate expenditures and a $2.0 million payment of an accrued obligation associated with the 2013 acquisition of our memory and storage technologies portfolio partially offset by revenue generated by operations of $42.5 million.

For the year ended December 31, 2014, the $13.3 million of cash used in operating activities consisted of our net loss of $58.1 million adjusted for various non-cash items, including (i) $11.0 million of impairment charge for finite-lived intangible assets and goodwill associated with Provitro (ii) $15.9 million of amortization expense associated with patents and other intangible assets, (iii) $9.4 million of stock-based compensation expense, (iv) $3.6 million of non-cash loss associated with the abandonment and/or sale of patents, (v) $1.4 million of amortized prepaid compensation expense associated with the Ovidian acquisition, (vi) $1.5 million increase in accrued expenses, primarily related to bonus accrual, (vii) $1.2 million decrease in receivables and prepaid expenses and (viii) $0.8 million of depreciation and other noncash expenses.

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

For the year ended December 31, 2014, the $0.1 million of cash used in investing activities was primarily due to the acquisition of property and intangible assets. For the year ended December 31, 2013, the $11.6 million of cash used in investing activities was primarily due to $9.2 million for our acquisition of Provitro and $2.4 million for the acquisition of property and intangible assets.

For the year ended December 31, 2014, the $2.3 million of cash used in financing activities consisted of a $2.0 million payment of an accrued obligation associated with the 2013 purchase of property and intangible assets and $0.8 million utilized to pay statutory taxes related to vesting of restricted stock awards, offset by $0.4 million in proceeds from the exercise of stock options. For the year ended December 31, 2013, the $2.5 million of cash used in financing activities consisted of $2.7 million utilized to pay statutory taxes related to vesting of restricted stock awards, partially offset by $0.2 million in proceeds from the exercise of stock options.

Contractual Obligations. Our primary contractual obligations relate to installment purchases of property and intangible assets as well as operating lease agreements for our main office location in Kirkland, Washington, and other offices in California, Texas and Finland. Our contractual obligations as of December 31, 2014 were as follows (in millions):

	Years ending December 31,
	Total	2015	2016-2017	2018-2019	2020 and Thereafter
Purchase obligations	$4.0	$4.0	$—	$—	$—
Operating lease obligations	2.4	0.6	1.2	0.6	—

Total	$6.4	$4.6	$1.2	$0.6	$—

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

As of December 31, 2014, our cash and investment portfolio consisted of both cash and money market funds, with a fair value of $168.8 million. The primary objective of our investments in money market funds is to preserve principal, while optimizing returns and minimizing risk, and our policies require, at the time of purchase, that we make these investments in short-term, high rated securities which currently yield between zero to 15 basis points.

December 31, 2014
Cash	$18,403
Money market funds	150,390

$168,793

Our primary foreign currency exposure relates to cash balances in foreign currencies. Due to the small balances we hold, we have determined that the risk associated with foreign currency fluctuations is not material to us.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Pendrell Corporation

We have audited the accompanying consolidated balance sheet of Pendrell Corporation (a Washington corporation) and subsidiaries (the “Company”) as of December 31, 2014, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and changes in shareholders’ equity for the year ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pendrell Corporation and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report, dated March 6, 2015, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Seattle, Washington

March 6, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Pendrell Corporation

Kirkland, Washington

We have audited the accompanying consolidated balance sheet of Pendrell Corporation and subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and changes in shareholders’ equity for each of the two years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pendrell Corporation and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

March 10, 2014

Pendrell Corporation

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$168,793	$184,567
Accounts receivable	131	402
Other receivables—net of reserve $2,750 in both periods	69	38
Prepaid expenses and other current assets	774	1,722

Total current assets	169,767	186,729
Property in service—net of accumulated depreciation of $1,227 and $722, respectively	3,372	3,778
Other assets	54	75
Intangible assets—net of accumulated amortization of $43,567 and $31,272, respectively	109,702	139,687
Goodwill	21,209	21,725

Total	$304,104	$351,994

LIABILITIES, SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS
Current liabilities:
Accounts payable	$281	$166
Accrued expenses	5,824	5,671
Other liabilities	6,891	2,669

Total current liabilities	12,996	8,506
Deferred tax liability	1,521	1,488
Other non-current liabilities	—	5,207

Total liabilities	14,517	15,201

Commitments and contingencies (Note 8)

Shareholders’ equity and noncontrolling interests:
Preferred stock, $0.01 par value, 75,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.01 par value, 900,000,000 shares authorized 270,745,381 and 270,220,116 shares issued, and 212,976,489 and 212,451,224 shares outstanding	2,132	2,126
Class B convertible common stock, $0.01 par value, 150,000,000 shares authorized, 84,663,382 shares issued and 53,660,000 shares outstanding	537	537
Additional paid-in capital	1,952,880	1,941,818
Accumulated deficit	(1,671,135)	(1,619,993)

Total Pendrell shareholders’ equity	284,414	324,488

Noncontrolling interests	5,173	12,305

Total shareholders’ equity and noncontrolling interests	289,587	336,793

Total	$304,104	$351,994

The accompanying notes are an integral part of these consolidated financial statements.

Pendrell Corporation

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year ended December 31,
	2014	2013	2012
Revenue	$42,534	$13,128	$33,775
Operating expenses:
Cost of revenues	14,170	7,872	314
Patent administration and related costs	6,386	4,405	3,655
Patent litigation	9,880	4,564	2,538
General and administrative	27,467	25,939	29,844
Stock-based compensation	9,405	12,345	8,597
Amortization of intangibles	15,929	15,864	13,471
Impairment of finite-lived intangibles and goodwill	11,013	—	—

Total operating expenses	94,250	70,989	58,419

Operating loss	(51,716)	(57,861)	(24,644)
Interest income	94	131	238
Interest expense	(193)	(195)	(2,483)
Gain on deconsolidation of subsidiaries	—	—	48,685
Gain on settlement of Boeing litigation	—	—	10,000
Gain associated with disposition of assets	—	—	5,599
Other income (expense)	(16)	(55)	1,588

Income (loss) before income taxes	(51,831)	(57,980)	38,983
Income tax benefit (expense)	(6,303)	—	1,034

Net income (loss)	(58,134)	(57,980)	40,017
Net loss attributable to noncontrolling interests	(7,132)	(2,918)	(67)

Net income (loss) attributable to Pendrell	$(51,002)	$(55,062)	$40,084

Basic income (loss) per share attributable to Pendrell	$(0.19)	$(0.21)	$0.16

Diluted income (loss) per share attributable to Pendrell	$(0.19)	$(0.21)	$0.15

Weighted average shares outstanding used to compute basic income (loss) per share	264,407,498	262,119,403	256,955,003
Weighted average shares outstanding used to compute diluted income (loss) per share	264,407,498	262,119,403	263,824,279

The accompanying notes are an integral part of these consolidated financial statements.

Pendrell Corporation

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year ended December 31,
	2014	2013	2012
Net income (loss)	$(58,134)	$(57,980)	$40,017
Other comprehensive income (loss):
Cumulative translation adjustments	—	—	(1,019)
Reclassification of cumulative translation adjustment loss included in net income	—	—	12,679

Comprehensive income (loss)	(58,134)	(57,980)	51,677
Comprehensive loss attributable to noncontrolling interests	7,132	2,918	67

Comprehensive income (loss) attributable to Pendrell	$(51,002)	$(55,062)	$51,744

The accompanying notes are an integral part of these consolidated financial statements.

Pendrell Corporation

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share data)

	Common stock			Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Accumulated deficit	Shareholder’s Equity	Noncontrolling interests	Total
	Class A shares	Class B shares	Amount
Balance, January 1, 2012	206,696,021	53,660,000	$3,497	$2,794,970	$(877,833)	$(11,660)	$(1,603,941)	$305,033	$7,745	$312,778
Vesting of Class A common stock issued for Ovidian Acquisition	—	—	—	2,618	—	—	—	2,618	—	2,618
Issuance of Class A common stock from exercise of stock options	3,769,985	—	38	742	—	—	—	780	—	780
Class A common stock withheld at vesting to cover statutory tax obligations	(88,056)	—	(1)	—	(219)	—	—	(220)	—	(220)
Stock-based compensation and issuance of restricted stock, net of forfeitures	1,104,124	—	11	8,210	6	—	—	8,227	—	8,227
Reclassification due to reincorporation	—	—	(890)	(877,014)	878,046	—	(142)	—	—	—
Shares held by Liquidating Trust	200,000	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	11,660	—	11,660	—	11,660
Net income (loss)	—	—	—	—	—	—	40,084	40,084	(67)	40,017

Balance, December 31, 2012	211,682,074	53,660,000	$2,655	$1,929,526	$—	$—	$(1,563,999)	$368,182	$7,678	$375,860
Vesting of Class A common stock issued for Ovidian acquisition	—	—	—	1,743	—	—	—	1,743	—	1,743
Issuance of Class A common stock from exercise of stock options and warrants	165,312	—	2	184	—	—	—	186	—	186
Class A common stock withheld at vesting to cover statutory tax obligations	(567,728)	—	(6)	(1,722)	—	—	(932)	(2,660)	—	(2,660)
Stock-based compensation and issuance of restricted stock, net of forfeitures	1,171,566	—	12	12,087	—	—	—	12,099	—	12,099
Noncontrolling interest in Provitro	—	—	—	—	—	—	—	—	7,545	7,545
Net loss	—	—	—	—	—	—	(55,062)	(55,062)	(2,918)	(57,980)

Balance, December 31, 2013	212,451,224	53,660,000	$2,663	$1,941,818	$—	$—	$(1,619,993)	$324,488	$12,305	$336,793
Vesting of Class A common stock issued for Ovidian acquisition	—	—	—	2,229	—	—	—	2,229	—	2,229
Issuance of Class A common stock from exercise of stock options	514,938	—	5	424	—	—	—	429	—	429
Class A common stock withheld at vesting to cover statutory tax obligations	(161,823)	—	(2)	(633)	—	—	(140)	(775)	—	(775)
Stock-based compensation and issuance of restricted stock, net of forfeitures	172,150	—	3	9,042	—	—	—	9,045	—	9,045
Net loss	—	—	—	—	—	—	(51,002)	(51,002)	(7,132)	(58,134)

Balance, December 31, 2014	212,976,489	53,660,000	$2,669	$1,952,880	$—	$—	$(1,671,135)	$284,414	$5,173	$289,587

The accompanying notes are an integral part of these consolidated financial statements.

Pendrell Corporation

Consolidated Statements of Cash Flows

(In thousands, except share data)

	Year ended December 31,
	2014	2013	2012
Operating activities:
Net income (loss) including noncontrolling interest	$(58,134)	$(57,980)	$40,017
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	9,405	12,345	8,597
Amortization of prepaid compensation from Ovidian acquisition	1,380	2,763	2,993
Amortization of intangibles	15,929	15,864	13,471
Impairment of finite-lived intangibles and goodwill	11,013	—	—
Depreciation	523	472	213
Unrealized foreign exchange (gains) losses	1	6	(446)
Non-cash cost of patents monetized	794	252	—
Loss associated with the abandonment and/or disposition of patents	2,765	46	—
Gain on deconsolidation of subsidiaries	—	—	(48,685)
Gain associated with disposition of assets	—	—	(5,599)
Other	221	192	—
Other changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	271	8,128	(7,925)
Other receivables	(31)	818	(91)
Prepaid expenses and other current/non-current assets	969	(239)	408
Accounts payable	115	(409)	32
Accrued interest payable	—	—	1,704
Accrued expenses and other current/non-current liabilities	1,470	2,591	(8,722)

Net cash used in operating activities	(13,309)	(15,151)	(4,033)

Investing activities:
Purchases of property and intangible assets	(119)	(2,356)	(29,513)
Proceeds associated with disposition of assets	—	—	15,647
Acquisition of controlling interest in Provitro, net of cash acquired	—	(9,204)	—

Net cash used in investing activities	(119)	(11,560)	(13,866)

Financing activities:
Proceeds from exercise of stock options and warrants	429	185	780
Payment of statutory taxes for stock awards	(775)	(2,660)	(220)
Payment of accrued obligations for purchased intangible assets	(2,000)	—	—

Net cash provided by (used in) financing activities	(2,346)	(2,475)	560

Effect of foreign exchange rate changes on cash	—	—	715

Net decrease in cash and cash equivalents	(15,774)	(29,186)	(16,624)
Cash and cash equivalents—beginning of period	184,567	213,753	230,377

Cash and cash equivalents—end of period	$168,793	$184,567	$213,753

Supplemental disclosures:
Income taxes paid	$6,272	$—	$2,156
Income taxes received	—	751	—
Supplemental disclosure of non-cash investing and financing activities:
Accrued obligations for purchases of property and intangible assets	—	5,573	—

The accompanying notes are an integral part of these consolidated financial statements.

Pendrell Corporation

Notes to Consolidated Financial Statements

1. Organization and Business

Overview—These consolidated financial statements include the accounts of Pendrell Corporation (“Pendrell”) and its consolidated subsidiaries (collectively referred to as the “Company”). Since 2011, the Company’s strategy, through its consolidated subsidiaries, has been to invest in, acquire and develop businesses with unique technologies that are often protected by intellectual property (“IP”) rights, and that present the opportunity to address large, global markets. The Company’s subsidiaries focus on licensing the IP rights they hold to third parties and pursuing relevant product opportunities. The Company regularly evaluates its existing investments to determine whether retention or disposition is appropriate, and investigates new investment and business acquisition opportunities. The Company also advises its clients on various IP strategies and transactions.

Pendrell was originally incorporated in 2000 as a Delaware corporation. On November 14, 2012, the Company reincorporated from Delaware to Washington. The reincorporation merely changed the Company’s legal domicile. The Company’s consolidated financial condition and results of operations immediately after consummation of the reincorporation were the same as those immediately prior to the reincorporation.

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

Reclassifications—Certain prior period amounts have been reclassified to conform to current year presentation. The reclassifications had no effect on previously reported net loss of the Company or the noncontrolling interest holder. Such reclassifications relate to the Company’s presentation of expenses in its consolidated statements of operations, including the presentation of “cost of revenues” and “patent litigation” as separate captions; as such costs were previously included in “patent administration, litigation and related costs” and “general and administrative.” The following is a summary of the revised expense categories:

Cost of revenue—Cost of revenue consists of certain costs that are variable in nature and are directly attributable to the Company’s revenue generating activities including (i) payments to third parties to whom the Company has an obligation to share revenue, (ii) commissions, and (iii) success fees. Additionally, in periods when patent sales occur, cost of revenue includes the net book value and other related costs associated with the sold patents. Depending on the patents being monetized, revenue share payments as a percentage of revenues may vary significantly.

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

Cash and Cash Equivalents—Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities from the date of purchase of 90 days or less. Cash and cash equivalents are comprised of the following (in thousands):

	December 31,
	2014	2013
Cash	$18,403	$18,043
Money market funds	150,390	166,524

	$168,793	$184,567

The fair value of money market funds at December 31, 2014 and 2013 was classified as Level 1 in the hierarchy established by the Financial Accounting Standards Board (“FASB”) as amounts were based on quoted prices available in active markets for identical investments as of the reporting date.

Accounts Receivable—Accounts receivable consists of amounts billed to customers under licensing arrangements, patent sales arrangements or consulting services. The majority of the Company’s customers are well-established operating companies with investment-grade credit. For the periods ended December 31, 2014 and December 31, 2013, the Company did not incur any losses on its accounts receivable. Based upon historical collections experience and specific client information, the Company has determined that an allowance for doubtful accounts was not required at either December 31, 2014 or December 31, 2013. Carrying amounts of such receivables approximate their fair value due to their short-term nature.

Other Receivables—As of December 31, 2014 and 2013 the Company recorded a receivable due from Jay & Jayendra (Pty) Ltd, a South African corporation or its designated affiliate (collectively, the “J&J Group”) for reimbursement of operating expenses related to the Company’s MEO Assets of $2.7 million and a corresponding full reserve against the receivable as a result of the J&J Group’s failure to fulfill its obligation to reimburse the Company. The Company has obtained an enforcement judgment in South Africa (where J&J Group is domiciled), but due to the uncertainty of collection, the Company continues to maintain a full reserve against the receivable. Other receivables also include amounts for state income taxes, interest and other miscellaneous items.

Prepaid Expenses and Other Current Assets—As of December 31, 2014 and 2013 prepaid expenses and other current assets consisted primarily of insurance prepayments and prepayments related to rent and security deposits associated with certain of the Company’s leased facilities.

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

Other Assets—As of December 31, 2014 and 2013, other assets consisted primarily of long-term security deposits associated with the Company’s leased facilities.

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

The Company evaluates finite-lived intangible assets when events or circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. These events or circumstances could include: a significant change in the business climate, legal factors, operating performance indicators, or changes in technology or customer requirements. Recoverability of an asset or asset group is measured by a comparison of the carrying amount to the future undiscounted net cash flows expected to be generated by the asset or asset group over its life. This comparison requires management to make judgments regarding estimated future cash flows. The Company’s ability to realize the estimated future cash flows may be affected by factors such as changes in operating performance, changes in business strategy, invalidation of patents, unfavorable judgments in legal proceedings and changes in economic conditions. If the Company’s estimates of the undiscounted cash flows do not equal or exceed the carrying value of the asset or asset group, an impairment charge equal to the amount by which the recorded value of the asset or asset group exceeds its fair value is recognized.

The Company evaluates goodwill for impairment on an annual basis during the fourth quarter, or more frequently if circumstances indicate that the carrying value of a Company reporting unit exceeds fair value. When evaluating goodwill and indefinite-lived intangible assets for impairment, the Company first performs a qualitative assessment to determine if fair value of the reporting unit is more likely than not greater than the carrying amount. If this assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company further evaluates the estimated fair value of the reporting unit through the use of discounted cash flow models, which requires management to make significant judgments as to the estimated future cash flows utilized. The Company’s ability to realize the future cash flows utilized in its fair value calculations may be affected by factors such as changes in its operating performance, changes in its business strategy, invalidation of its patents, unfavorable judgments in legal proceedings and changes in economic conditions. The results of the models are compared to the carrying amount of the reporting unit. If such comparison indicates that the fair value of the reporting unit is lower than the carrying amount, impairment would exist and the impairment charge would be measured by comparing the implied fair value of the reporting unit’s goodwill to its carrying value.

In January 2015, the Company suspended further development of its proprietary micro-propagation technology and related laboratory processes that are designed to facilitate production on a commercial scale of certain plants, particularly timber bamboo. Although the Company continued to pursue revenue generating business opportunities through the fourth quarter, it was unable to identify opportunities to commercialize the technology. The Company determined that the suspension of technology development provided additional evidence about conditions that existed prior to December 31, 2014. Accordingly, the Company took an $11.0 million impairment charge during the fourth quarter of its year ended December 31, 2014. The charge is equal to the sum of its unamortized investment in its developed Provitro™ technology and the goodwill associated with its February 21, 2013 acquisition of Provitro Biosciences LLC (“Provitro”).

For the years ended December 31, 2013 and 2012, the Company recorded no such impairment charges.

Fair Value of Financial Instruments—The Company determines the fair value of its financial instruments based on the fair value hierarchy established by the FASB. The three levels of inputs used to measure fair value are as follows:

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

As of December 31, 2014 and 2013, the Company’s financial instruments included its cash and cash equivalents, accounts receivable, other receivables, accounts payable and certain other assets and liabilities. The Company determines the carrying value of its financial instruments, based on the hierarchy established by the FASB, approximate the fair value of the financial instruments as they are equivalent to cash or due to their short-term nature.

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

For the years ended, December 31, 2014 and 2013, there were no gains or losses on intercompany foreign currency translations. For the year ended December 31, 2012, gains on intercompany foreign currency translations of $0.1 million have been excluded from net income (loss) and reported as a component of accumulated other comprehensive income (loss) due to their long-term investment nature.

The Company recognizes applicable cumulative translation adjustments as a component of other operating income (loss) in the period in which a subsidiary is substantially liquidated or deconsolidated. For the year ended December 31, 2014 and 2013, there were no reclassifications of cumulative translation gains or losses resulting from the deconsolidation or liquidation of subsidiaries. For the year ended December 31, 2012, the Company reclassed net loss of $12.7 resulting from the deconsolidation of its International Subsidiaries.

The Company had no accumulated other comprehensive income or (loss) as of December 31, 2014 and 2013 due to the deconsolidation of the Company’s International Subsidiaries effective June 29, 2012.

Revenue Recognition— The Company derives its operating revenue from IP monetization activities, including patent licensing and patent sales, and from IP consulting services. Although the Company’s revenue may occur in different forms, it regards its IP monetization activities as integrated and not separate revenue streams. For example, a third party relationship could involve consulting and licensing activities, or the acquisition of a patent portfolio can lead to licensing, consulting and patent sales revenue.

The Company’s patent licensing agreements often provide for the payment of contractually determined upfront license fees representing all or a majority of the revenue that will be generated from such agreements for nonexclusive, nontransferable, limited duration licenses. These agreements typically grant (i) a nonexclusive license to make, sell, distribute, and use certain specified products that read on the Company’s patents, (ii) a covenant not to enforce patent rights against the licensee based on such activities, and (iii) the release of the licensee from certain claims.

Certain of the Company’s patent licensing agreements provide for future royalties or future payment obligations triggered upon satisfaction of conditions. Future royalties and future payments are recognized in revenue upon satisfaction of any related conditions, provided that all revenue recognition criteria, as described below, have been met.

The Company sells patents from its portfolios from time to time. These sales are part of the Company’s ongoing operations. Consequently, the related proceeds are recorded as revenue.

The timing and amount of revenue recognized from IP monetization activities depend on the specific terms of each agreement and the nature of the deliverables and obligations. Fees earned from IP consulting services are generally recognized as the services are performed. For agreements that are deemed to contain multiple elements, consideration is allocated to each element of an agreement that has stand-alone value using the relative fair value method. The Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) all material obligations have been substantially performed pursuant to agreement terms, services have been rendered to the customer or delivery has occurred, (iii) amounts are fixed or determinable, and (iv) collectability is reasonably assured. As a result of the contractual terms of our patent monetization agreements and the unpredictable nature, form and frequency of monetizing transactions, our revenue may fluctuate substantially from period to period.

Research and Development—The Company incurs costs associated with research and development activities and expenses the costs in the period incurred. Research and development expenses during the period were not material for separate disclosure and are included in general and administrative expenses.

Stock-Based Compensation—The Company records stock-based compensation on stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock awards issued to employees, directors, consultants and/or advisors based on the estimated fair value on the date of grant and recognizes compensation cost over the requisite service period for awards expected to vest. The fair value of stock options and stock appreciation rights is estimated on the date of grant using the Black-Scholes option pricing model (“Black-Scholes Model”) based on the single option award approach. The fair value of restricted stock awards and restricted stock units is determined based on the number of shares granted and either the quoted market price of the Company’s Class A common stock on the date of grant for time-based and performance-based awards, or the fair value on the date of grant using the Monte Carlo Simulation model (“Monte Carlo Simulation”) for market-based awards. The fair value of stock options, restricted stock awards and restricted stock units with service conditions are amortized to expense on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of stock options, stock appreciation rights, restricted stock awards and restricted stock units with performance conditions deemed probable of being achieved and cliff vesting is amortized to expense over the requisite service period using the straight-line method of expense recognition. The fair value of restricted stock awards and restricted stock units with performance and market conditions are amortized to expense over the requisite service period using the straight-line method of expense recognition. The fair value of stock-based payment awards as determined by the Black-Scholes Model and the Monte Carlo Simulation are affected by the Company’s stock price as well as other assumptions. These assumptions include, but are not limited to, the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Forfeitures are estimated at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Contingencies—Outcomes of legal proceedings and claims brought by and against the Company are subject to significant uncertainty. The Company accrues an estimated loss from a loss contingency, such as a legal claim, by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. The Company discloses a contingency if there is at least a reasonable possibility that a loss has been incurred. In determining whether a contingent loss should be accrued or disclosed, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact the Company’s financial position, results of operations or cash flows. For contingencies that might result in a gain, the Company does not record the gain until realized.

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

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except share and per share data):

	Year ended December 31,
	2014	2013	2012
Net income (loss) attributable to Pendrell	$(51,002)	$(55,062)	$40,084

Weighted average common shares outstanding	266,336,617	265,684,341	261,335,347
Less: weighted average unvested restricted stock awards	(1,929,119)	(3,564,938)	(4,380,344)

Shares used for computation of basic income (loss) per share	264,407,498	262,119,403	256,955,003
Add back: weighted average unvested restricted stock awards and units	—	—	4,977,877
Add back: dilutive stock options and stock appreciation rights	—	—	1,891,399

Shares used for computation of diluted income (loss) per share(1)	264,407,498	262,119,403	263,824,279

Basic income (loss) per share attributable to Pendrell	$(0.19)	$(0.21)	$0.16

Diluted income (loss) per share attributable to Pendrell	$(0.19)	$(0.21)	$0.15

(1)	Stock options, stock appreciation rights, restricted stock awards and units totaling 28,113,540, 34,408,579 and 26,593,976 for the years ended December 31, 2014, 2013 and 2012, respectively, were excluded from the calculation of diluted income (loss) per share as their inclusion was anti-dilutive.

New Accounting Pronouncements—In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to assess an entity’s ability to continue as a going concern every reporting period including interim periods, and to provide related footnote disclosure in certain circumstances. Compliance with this ASU is required for annual periods beginning after December 15, 2016. Early adoption is permitted. The adoption of this ASU in 2014 did not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation (Topic 718)—Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could

Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force). ASU No. 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period shall be treated as a performance condition. Compliance with this ASU is required for annual periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this ASU in 2014 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue (Topic 606): Revenue from Contracts with Customers, which supersedes existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize as revenue the amount that an entity expects to be entitled for goods or services at the time the goods or services are transferred to customers. ASU 2014-09 defines a five step process to achieve this core principle that will likely require more judgment and estimates within the revenue recognition process than are required under existing GAAP. Compliance with this ASU is required for annual periods beginning after December 15, 2016, and interim periods therein. Early adoption is not permitted. The Company is currently assessing the impact, if any, of implementing this ASU.

3. Business Combinations

On February 21, 2013, the Company acquired a 68.75% interest in Provitro. Accordingly, the activities of Provitro from the acquisition date though December 31, 2014 have been included in the Company’s consolidated statement of operations for the years ended December 31, 2014 and 2013. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs associated with the acquisition of Provitro of $0.4 million, are included in general and administrative expenses for the year ended December 31, 2013.

The following table summarizes the allocation of the $16.6 million cash paid for the assets acquired and liabilities assumed as a result of the Provitro acquisition on February 21, 2013 (in thousands):

Tangible assets acquired and liabilities assumed:
Cash	$7,396
Other current and noncurrent assets, net of liabilities	430
Property in service	2,950

Net tangible assets acquired	10,776
Identifiable intangible assets (developed technology)	12,853
Goodwill	516

Fair value of assets acquired	24,145
Fair value of 31.25% noncontrolling interest	(7,545)

Total purchase price	$16,600

These allocations were based on fair value estimates as of the closing date of the acquisition and are included in the Company’s consolidated balance sheet at December 31, 2013. The Company used the cost approach to value the $12.9 million of definite-lived intangible assets related to the developed Provitro™ technology.

During the years ended December 31, 2014 and 2013, Provitro incurred $2.4 million and $2.9 million, respectively, of operating expenses which have been included in general and administrative expenses.

From acquisition through year-end 2014, the Company had been developing its strategy to commercialize the Provitro™ technology, but had yet to generate revenue associated with the technology. In January 2015, the Company suspended further development of the Provitro™ technology due to the Company’s inability to identify near-term opportunities for commercialization. Accordingly, the Company took an $11.0 million impairment charge during the fourth quarter of its year ended December 31, 2014. The impairment charge is equal to the sum of its unamortized investment in its developed Provitro™ technology and the goodwill associated with its acquisition of Provitro.

4. Disposition of Satellite Assets

During the first quarter of 2012, the Company sold the real property it held for use in its satellite business in Brazil for approximately $5.6 million and sold the remainder of its MEO Assets. On June 29, 2012, the Company transferred its International Subsidiaries to the Liquidating Trust. All of the property in Brazil, the MEO Assets and substantially all of the assets of the International Subsidiaries had been written off in prior years. The disposal of the Company’s satellite assets and transfer of its International Subsidiaries to a Liquidating Trust resulted in the elimination of approximately $61.9 million in satellite-related liabilities, a one-time $48.7 million gain, and the triggering of tax losses of approximately $2.4 billion, which the Company believes can be carried forward to offset taxable income for up to 20 years.

5. Intangible Assets and Goodwill

2014 Impairment of Finite-Lived Intangibles and Goodwill

The Company evaluates its finite-lived intangible assets when events or circumstances indicate that the carrying amount of a finite-lived intangible asset or asset group may not be recoverable. In January 2015, the Company suspended further development of the Provitro™ technology as it had been unable to identify near-term opportunities to commercialize the technology. The Company determined that this suspension provided additional evidence about conditions that existed prior to December 31, 2014, triggering an impairment analysis of the finite-lived intangibles associated with its Provitro asset group. In its impairment analysis, the Company compared the carrying amount of the Provitro™ technology to the future undiscounted net cash flows expected to be generated by the Provitro™ technology. The Company concluded that the anticipated undiscounted cash flows from the Provitro™ technology did not exceed the carrying value of the Provitro™ technology, prompting the Company to recognize a $10.5 million non-cash impairment charge in its results of operations for the year ended December 31, 2014.

The Company evaluates its goodwill for impairment on an annual basis during the fourth quarter, or more frequently if circumstances indicate that the carrying value of a Company reporting unit exceeds fair value. Upon the completion of the goodwill impairment analysis in the fourth quarter of the year ended December 31, 2014, the Company determined that there was no impairment associated with its IP management reporting unit. However, in light of the impairment of the Provitro™ technology, the Company determined that the goodwill related to its acquisition of Provitro was impaired and recorded a $0.5 million non-cash impairment charge in its results of operations for the year ended December 31, 2014.

For the years ended December 31, 2013 and 2012, the Company recorded no such impairment charges for finite-lived assets or goodwill.

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

The following table presents details of the Company’s intangible assets and related amortization (in thousands):

	December 31, 2014	December 31, 2013
Cost:
Patents	$139,902	$144,739
Developed technology(1)	—	12,853
Customer relationships	6,615	6,615
Trade names	4,812	4,812
Trade secrets	1,940	1,940

Total cost	153,269	170,959

Accumulated amortization:
Patents	(40,321)	(27,925)
Developed technology(1)	—	(1,071)
Customer relationships	(2,680)	(1,872)
Trade names	—	—
Trade secrets	(566)	(404)

Total accumulated amortization	(43,567)	(31,272)

Intangible assets, net	$109,702	$139,687

(1)	The Company recorded a non-cash impairment charge of $10.5 million related to Provitro’s developed technology reducing the carrying value to zero during the fourth quarter of the year ended December 31, 2014.

The following table presents the expected period of benefit of the Company’s intangible assets with finite useful lives:

Weighted Average Lives
Patents	10 years
Customer relationships	9 years
Trade secrets	12 years

The Company has used, and may continue to use, different structures and forms of consideration for its acquisitions of intangible assets. Acquisitions may be consummated through the use of cash, equity, seller financing, third party debt, earn-out obligations, revenue sharing, profit sharing, or some combination of these types of consideration. Consequently, the acquisition values reflected in the Company’s investing activities may represent lower amounts than would be reflected, for example, in a situation where cash alone was utilized to complete the acquisition.

During the year ended December 31, 2013, the Company expanded its patent holdings through the acquisition of additional patents covering memory and storage technologies for electronic devices. During 2012, the Company acquired patent portfolios covering wireless handset and infrastructure technologies, e-commerce, mobile applications, video delivery, security, and other technologies. Although no patents were purchased during the year ended December 31, 2014, the Company was issued 37 patents and filed applications for an additional 62 patents.

During the years ended December 31, 2014 and 2013, the Company sold patents in several transactions and has included the gross proceeds in revenue. Cost associated with the patents sold, including any remaining net book value, are included in cost of revenues. Certain of the patents sold, as well as certain of those licensed, were subject to an obligation to pay a substantial portion of the net proceeds to a third party. These costs are also included in cost of revenues. In future periods, these third party payments as a percentage of revenues may vary significantly based on the structure utilized for any given acquisition.

During the year ended December 31, 2014, the Company abandoned certain patents that were not part of existing licensing programs or for which the Company determined that it would no longer allocate resources to their maintenance and enforcement. Losses on the abandonment of patents for the year ended December 31, 2014 were $2.8 million. For the year ended December 31, 2013, patents with a combined book value of less than $0.1 million were abandoned. There were no abandonments for the year ended December 31, 2012. Costs associated with the abandonment of patents, including any remaining net book value, are included in patent administration and related costs.

As of December 31, 2014, the Company, through its subsidiaries, holds more than 1,200 issued patents worldwide, with additional patent applications pending.

The Company recorded amortization expense related to purchased intangible assets of $15.9 million, $15.9 million and $13.5 million for the years ended December 31, 2014, 2013, and 2012, respectively, which is included in amortization of intangibles in the consolidated statements of operations.

The estimated future amortization expense of purchased intangible assets as of December 31, 2014 is as follows (in thousands):

Year ending December 31,	Amount
2015	$14,332
2016	14,371
2017	14,147
2018	13,966
2019	13,781
Thereafter	34,293

Total	$104,890

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired in the Company’s acquisitions of Ovidian on June 17, 2011, ContentGuard on October 31, 2011 and Provitro on February 21, 2013.

The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 are as follows (in thousands):

	December 31, 2014	December 31, 2013
Beginning balance	$21,725	$21,209
Impairment of goodwill	(516)	—
Acquisition of Provitro	—	516

Ending balance	$21,209	$21,725

6. Accrued expenses

The following table summarizes accrued expenses (in thousands):

	December 31, 2014	December 31, 2013
Accrued payroll and related expenses	$2,570	$2,242
Accrued legal, professional and other expenses	3,254	3,429

	$5,824	$5,671

7. Other liabilities

From time to time the Company agrees to make contingent and non-contingent future payments in connection with acquisition transactions. The Company recognizes the contingent portion of these future payments as liabilities when they are estimable and it is probable that they will be paid. At December 31, 2014, other current liabilities include an installment payment obligation of $4.0 million due in 2015 related to the 2013 acquisition of the Company’s memory and storage technologies portfolio. Additionally, other current liabilities include approximately $2.2 million of expense related to restricted stock awards. At December 31, 2013, installment payment obligations included in current and non-current liabilities were $2.0 million and $4.0 million, respectively. Additionally, other non-current liabilities included approximately $1.4 million of expense related to restricted stock awards.

8. Commitments and Contingencies

Purchase Commitments—The Company’s contractual obligations include an installment payment obligation arising from the 2013 acquisition of the Company’s memory and technology storage technologies portfolio of which $4.0 million is due in 2015.

Lease and Commitments—The Company has operating lease agreements for its main office in Kirkland, Washington, and offices in California, Texas, Washington, D.C. and Finland. Total rental expense included in general and administrative expenses in the Company’s consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 was as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Rent expense	$662	$875	$637

As of December 31, 2014, future minimum payments under the Company’s lease agreements were as follows (in thousands):

Operating leases
2015	$626
2016	612
2017	591
2018	425
2019	205

Total minimum payments	$2,459

Litigation—In the opinion of management, except for those matters described below and elsewhere in this report, to the extent so described, litigation, contingent liabilities and claims against the Company in the normal course of business are not expected to involve any judgments or settlements that would be material to the Company’s financial condition, results of operations or cash flows.

Enforcement Action against Amazon et. al.—On December 18, 2013, ContentGuard filed a patent infringement lawsuit against Amazon.com, Inc., Apple Inc., Blackberry Corporation (fka Research in Motion Corporation), Huawei Device USA, Inc. and Motorola Mobility LLC (the “ContentGuard Defendants”) in the Eastern District of Texas, in which ContentGuard alleged that these ContentGuard Defendants infringed and continue to infringe nine of its patents by making, using, selling or offering for sale certain mobile communication and computing devices (the “Amazon Litigation”). On January 17, 2014, ContentGuard filed an amended complaint in the Amazon Litigation adding certain affiliates of the original defendants, along with HTC Corporation, HTC America Inc., Samsung Electronics Co., Ltd., Samsung Electronics America, Inc. and Samsung Telecommunications America, LLC. In August 2014, DirecTV intervened in the case and thereby became an additional ContentGuard Defendant, against whom ContentGuard asserted additional infringement claims. In February 2015, the presiding judge heard claim construction arguments from all parties. Trials are scheduled for September 2015. The Company is unable to anticipate the timing or outcome of the Amazon Litigation.

Google Actions—On January 31, 2014, Google Inc. (“Google”) filed a declaratory judgment suit in the Northern District of California alleging that Google does not infringe the nine patents asserted in the Amazon Litigation. On February 5, 2014, ContentGuard filed a patent infringement action in the Eastern District of Texas against Google, in which ContentGuard alleges that Google has infringed and continues to infringe the same nine patents. In April 2014, the presiding judge in the Eastern District of Texas, with the endorsement of the presiding judge in the Northern District of California, ruled that all claims by and against Google will be resolved in the Eastern District of Texas, and not in the Northern District of California. The presiding judge also declined to consolidate the Google actions with the Amazon Litigation. In February 2015, the presiding judge heard claim construction arguments. Trial is scheduled for September 2015. The Company is unable to anticipate the timing or outcome of the actions by and against Google.

IPR and CBM Petitions by ContentGuard Defendants—In December 2014, Apple filed with the United States Patent and Trademark Office (the “USPTO”) twenty-nine inter partes review (“IPR”) petitions and three covered business method (“CBM”) petitions , through which Apple is challenging the validity of all nine patents asserted in the Amazon Litigation. Also in December 2014, Google filed three CBMs, challenging the validity of three of the nine asserted patents. The USPTO will decide in the coming months whether to initiate review proceedings on some or all of the IPR and CBM petitions. The USPTO’s Patent Trial and Appeal Board (“PTAB”), which hears all IPR and CBM challenges, will administer and hear argument in any initiated proceedings. The Company is unable to predict whether or not proceedings will be initiated, or whether or not such proceedings will impact the timing or outcome of our claims against the ContentGuard Defendants.

ZTE IPRs—In early 2012, ContentGuard and its subsidiaries filed lawsuits in United States and German courts, alleging that ZTE Corporation, ZTE (USA) Inc. and ZTE Deutschland GmbH (collectively “ZTE”) infringed and continue to infringe ContentGuard patents by making, using, selling or offering for sale certain mobile communication and computing devices. ZTE subsequently filed IPR petitions with the USPTO, challenging the validity of six U.S. patents asserted by ContentGuard against ZTE. The PTAB terminated proceedings with respect to two patents, both of which emerged with valid patent claims. ZTE’s claims against the other four patents, all of which are also asserted against the ContentGuard Defendants, went to trial. Following trial, the PTAB rejected ZTE’s remaining challenges, and confirmed the validity of all claims in the four patents. ZTE’s time for appeal expired with no appeals filed. As a result, the decisions of the PTAB, as against ZTE, are now final. Nonetheless, all four affirmed patents have been challenged in fourteen new IPRs filed by Apple, as described in the paragraph above. The Company is unable to predict whether, and to what extent, the PTAB will allow Apple to challenge these patents in new proceedings.

ZTE Enforcement Actions—Meanwhile, in response to the claims filed against ZTE in Germany, in which ContentGuard GmbH alleged infringement of three European patents, ZTE filed a nullity action against two of the patents and an opposition proceeding against the third patent. The infringement and nullity proceedings in Germany, along with all U.S. court actions, were “put to rest” or stayed as the result of a standstill agreement signed by ContentGuard and ZTE in December 2013. ZTE prevailed in the opposition proceeding, resulting in the revocation of one European patent. ContentGuard must decide whether to appeal the revocation prior to end of the first quarter of 2015. The Company is unable to anticipate the timing or outcome of the opposition proceedings.

J&J Collection—In November 2012, the Company obtained an arbitration judgment in the U.K. against Jay and Jayendra (Pty), a South African corporation (“J&J Group”) for approximately $4.0 million. J&J Group submitted multiple appeals to the U.K. courts, the last of which was rejected in July 2013. In December 2014, the Company obtained an enforcement judgment against J&J Group from a South African court. J&J’s time to appeal the enforcement judgment expired with no appeals filed, and the Company has commenced action to enforce the judgment. Due to the uncertainty of collection, the Company has not recognized the gain associated with the judgment. The Company is unable to anticipate the timing or outcome of the collection proceedings against J&J Group.

9. Shareholders’ Equity

Common Stock—The Company’s Articles of Incorporation authorizes two classes of common stock, Class A and Class B. The rights of the holders of shares of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Holders of shares of Class A common stock are entitled to one vote per share. Holders of shares of Class B common stock are entitled to ten votes per share. The Class B common stock is convertible at any time at the option of its holder into shares of Class A common stock. Each share of Class B common stock is convertible into one share of Class A common stock. Additionally, subject to certain exceptions, shares of Class B common stock will automatically convert into shares of Class A common stock if the shares of Class B common stock are sold or transferred. Class A common stock is not convertible. Eagle River Satellite Holdings, LLC, the Company’s controlling shareholder, together with its affiliates Eagle River Investments, LLC, Eagle River, Inc. and Eagle River Partners, LLC held an economic interest of approximately 33.3% and a voting interest of approximately 65.1% in the Company as of December 31, 2014.

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

Under the 2012 Plan, the aggregate number of shares of Class A common stock that may be issued pursuant to Awards from and after the effective date of the 2012 Plan will not exceed, in the aggregate, the sum of 37,952,546 shares, plus any shares subject to outstanding stock awards granted under the 2000 Plan that (i) expire or terminate for any reason prior to exercise or settlement; (ii) are forfeited, cancelled or otherwise returned due to the failure to meet a condition required to vest such shares; or (iii) are reacquired, withheld or not issued to satisfy a tax withholding obligation in connection with an award. As of December 31, 2014, 22,380,966 shares were reserved and remain available for grant under the 2012 Plan.

Stock-Based Compensation—The Company records stock-based compensation based on the estimated fair value on the date of grant and recognizes compensation cost over the requisite service period for awards expected to vest. The Company estimates its forfeiture rate for Awards based on the Company’s historical rate of forfeitures due to terminations and expectations for forfeitures in the future. The Company’s estimated forfeiture rate was 5% for the years ended December 31, 2014, 2013 and 2012.

Stock-based compensation expense included in the Company’s consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 was as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Stock options(1)	$7,268	$5,723	$4,564
Restricted stock awards(1)(2)(3)	2,137	6,622	4,033

Total stock-based compensation expense	$9,405	$12,345	$8,597

(1)	On November 19, 2014, Benjamin G. Wolff resigned from his positions as President and Chief Executive Officer of the Company. The Company entered into a separation agreement in accordance with the terms of Mr. Wolff’s Amended and Restated Employment Letter Agreement (the “Agreement”). The Agreement provided for the vesting of all options, shares of restricted stock (“RSAs”) and restricted stock units (“RSUs”) in which Mr. Wolff would have vested had he remained actively employed by the Company through the second anniversary of his resignation, excluding any unvested performance-based RSAs or performance-based RSUs. The Agreement also provided for an extension of the exercise period for Mr. Wolff’s vested stock options until December 15, 2015. The extension of the exercise period is considered a modification and resulted in additional stock-based compensation expense of $0.7 million, as determined using a Black-Scholes model, which was recognized on the modification date as the options were vested pursuant to the Agreement. The accelerated vesting of the options, RSUs and RSAs resulted in $2.1 million of additional stock-based compensation expense in the year ended December 31, 2014.
(2)	Stock-based compensation expense for the year ended December 31, 2014, 2013 and 2012, includes $0.8 million, $0.8 million and $0.6 million of expense, respectively, related to 250,000 Class A common stock restricted stock awards that are required to be treated as a liability. As of December 31, 2014 and 2013, $2.2 million and $1.4 million, respectively, were accrued for such awards.
(3)	In August 2012, the Company’s Board of Directors approved a modification which applied additional alternative vesting criteria to 3,175,000 shares of restricted stock previously granted to 12 employees. As a result of the modification the Company recorded an additional $1.0 million of stock-based compensation expense for the year ended December 31, 2012, which represents the incremental fair value of the modified restricted stock.

At December 31, 2014, the balance of stock-based compensation cost to be expensed in future years related to unvested stock-based awards, as adjusted for expected forfeitures, is as follows (in thousands):

2015	$2,894
2016	1,428
2017	763
2018	203
2019 and thereafter	—

$5,288

The weighted average period over which the unearned stock-based compensation expense is expected to be recognized is approximately 2.2 years.

Stock Options and Stock Appreciation Rights—The Company has granted stock options and stock appreciation rights to employees, directors, consultants and advisors in connection with their service to the Company. Stock options to purchase the Company’s Class A common stock are granted at the fair market value of the stock on the date of grant. The Company has both service-based stock options and performance-based stock options. The majority of service-based stock options granted to employees become exercisable over a four year period, while stock options granted to non-employee directors generally vest over one year. Performance-based stock options become exercisable, and stock appreciation rights will be triggered, if the Company achieves specified performance goals during the performance period and the grantee remains employed during the subsequent vesting period. Stock options generally expire 10 years after the date of grant or up to three months after termination of employment, whichever occurs earlier.

The weighted average fair value of stock options and stock appreciation rights granted during the years ended December 31, 2014, 2013 and 2012 was estimated using the Black-Scholes Model with the following assumptions:

	Year ended December 31,
	2014	2013	2012
Weighted average expected volatility	55%	55%	57%
Weighted average risk-free interest rate	1.9%	1.2%	1.1%
Expected dividend yield	0%	0%	0%
Weighted average expected term in years	6.2	5.8	6.2
Weighted average estimated fair value per option granted	$0.79	$0.88	$0.68

The assumptions used to calculate the fair value are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

Prior to the third quarter of 2012, the Company’s expected stock price volatility rate was a blend of the Company’s historical stock price volatility and a peer historical volatility, which the Company believed was in line with its change in business direction and was more reflective of the Company’s expected future volatility at that time. In the third quarter of 2012, the Company modified the expected stock price volatility rate to a rate based solely on the Company’s peer historical volatility. The change occurred simultaneous with the Company’s complete exit from its historical satellite business as a result of the divesture of its remaining MEO Assets and the deconsolidation of its International Subsidiaries on June 29, 2012. The Company is now focused on its IP investment, advisory and asset management business and has determined that a volatility rate based solely on a peer group is more representative of the Company’s business direction and expected future volatility.

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

The Company granted the following stock options and stock appreciation rights to certain employees in connection with their continued or new employment with the Company during the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	Year ended December 31,
	2014	2013	2012
Service-based	4,374,000	1,248,000	15,450,875
Performance-based	—	250,000	—
Stock options issued as Board of Director compensation	300,000	300,000	300,000

Total granted	4,674,000	1,798,000	15,750,875

Fair value of grants	$3,702	$1,585	$10,712

The Company’s stock option and stock appreciation rights activity for the years ended December 31, 2014, 2013 and 2012 is summarized as follows:

	Number of options/SARs	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value(1) (in thousands)
Outstanding at December 31, 2011	14,195,000	$3.23
Granted	15,750,875	1.27
Exercised	(597,875)	1.25
Forfeited	(862,625)	3.04

Outstanding at December 31, 2012	28,485,375	2.19
Granted	1,798,000	1.73
Exercised	(165,312)	1.13
Forfeited	(1,621,600)	2.20

Outstanding at December 31, 2013	28,496,463	2.17
Granted	4,674,000	1.49
Exercised	(992,499)	1.18
Forfeited(2)	(6,623,938)	2.65

Outstanding at December 31, 2014(3)	25,554,026	$1.96	4.93	$2,494

Exercisable at December 31, 2014(3)	16,987,290	$1.79	3.39	$1,970

Vested and expected to vest at December 31, 2014(3)	25,175,679	$1.96	4.88	$2,468

(1)	Aggregate intrinsic value represents total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of 2014 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their stock options and stock appreciation rights on the last business day of the fiscal year.
(2)	In association with the departure of the Company’s former CEO, during the year ended December 31, 2014 an additional 375,000 stock options vested due to accelerated vesting of shares and an additional 375,000 shares forfeited.
(3)	In association with the departure of the Company’s former CEO, and in accordance with the terms of Mr. Wolff’s Agreement, the exercise period for Mr. Wolff’s vested stock options was extended until December 15, 2015. Excluding Mr. Wolff’s 8,927,500 vested options with a weighted average exercise price of $1.42 and a weighted average remaining life of 0.96 years, the weighted average exercise price and weighted average remaining life for all other outstanding, exercisable, and vested and expected to vest options and stock appreciation rights, is as follows:

	Number of Options/ SARs	Weighted average exercise price	Weighted average remaining life (in years)
Outstanding at December 31, 2014	16,626,526	$2.24	7.06
Exercisable at December 31, 2014	8,059,790	2.19	6.09
Vested and expected to vest at December 31, 2014	16,248,179	2.26	7.03

The intrinsic value of stock options exercised during the year ended December 31, 2014 was $0.4 million. The total fair value of options which vested during the years ended December 31, 2014, 2013 and 2012 was approximately $7.3 million, $5.8 million and $4.1 million, respectively.

The following table summarizes significant ranges of outstanding and exercisable stock options and stock appreciation rights as of December 31, 2014:

	Outstanding stock options and stock appreciation rights			Exercisable stock options and stock appreciation rights
Range of exercise prices	Number of options/SARs	Weighted average exercise price	Weighted average remaining life (in years)	Number of options/SARs	Weighted average exercise price
$0.00—$2.00	18,270,063	$1.29	4.96	11,887,990	$1.25
$2.01—$4.00	5,163,963	2.62	5.31	3,979,300	2.67
$4.01—$6.00	1,620,000	4.90	2.84	1,120,000	4.40
$6.01—$10.00	500,000	10.00	6.46	—	—

	25,554,026	$1.96	4.93	16,987,290	$1.79

Restricted Stock Awards—The Company has granted restricted stock awards to employees and consultants in connection with their service to the Company. The Company’s stock grants can be categorized as either service-based awards, performance-based awards, and/or market-based awards.

The Company granted the following shares of Class A common stock underlying restricted stock awards to certain employees in connection with their continued or new employment with the Company and to members of its board of directors during the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	Year ended December 31,
	2014	2013	2012
Service-based(1)	250,000	211,250	3,401,813
Market-based(2)(3)(4)(5)	150,000	300,000	2,927,812
Shares issued as Board of Director compensation	279,349	348,698	145,124

Total granted	679,349	859,948	6,474,749

Fair value of grants	$869	$1,198	$9,979

(1)	The service-based restricted stock awards generally vest at a rate of 25% per year over four years.
(2)	The market-based RSUs granted during the year ended December 31, 2014 fully vest when both of the following have occurred: (i) the average closing price of the Company’s Class A common stock, measured over any period of 60 consecutive calendar days, has reached or exceeded $3.00 per share (the “Price Trigger”), and (ii) the first anniversary of the grant date has occurred. If the Price Trigger is not achieved by the third anniversary of the grant date, then none of the market-based RSUs will vest.
(3)	The market-based RSUs granted during the year ended December 31, 2013 consisted of two awards of 150,000 units each would have vested only after designated time periods had elapsed and designated stock prices had been met. These awards were forfeited during the year ended December 31, 2014.
(4)	The market-based RSUs granted during the year ended December 31, 2012 vest based upon, (i) the Company’s common stock achieving an average closing price of $2.00 for 60 consecutive calendar days, and (ii) upon the Company’s common stock achieving an average closing price of $3.00 for 60 consecutive calendar days. During the year ended December 31, 2013 the market condition of an average closing stock price of $2.00 for 60 consecutive calendar days was met and 2,780,164 restricted stock awards vested.
(5)	On August 24, 2012, the Company’s Board of Directors approved a modification which added alternative vesting criteria for 3,175,000 shares of restricted stock previously granted to employees, including the 2,975,000 granted in 2011. The performance conditions were modified to encourage the attainment of key performance targets and retention of skilled employees. The new terms for the modified restricted stock with performance conditions provide for vesting to occur on the earlier of the Company’s achievement of certain financial targets or modified share price targets. No other terms of the restricted stock awards were modified.

The Company’s restricted stock award activity for the years ended December 31, 2014, 2013 and 2012 is summarized as follows:

	Number of restricted stock awards	Weighted average grant date fair value
Unvested—December 31, 2011	4,610,909	$2.18
Granted	6,474,749	1.55
Vested	(559,783)	1.57
Forfeited	(717,500)	1.62

Unvested—December 31, 2012	9,808,375	1.84
Granted	859,948	1.39
Vested	(4,298,239)	1.53
Forfeited	(457,968)	1.76

Unvested—December 31, 2013	5,912,116	1.62
Granted	679,349	1.28
Vested	(1,844,012)	1.87
Forfeited	(2,187,939)	1.23

Unvested—December 31, 2014	2,559,514	$1.67

During the year ended December 31, 2014, 1,042,188 stock awards vested due to the accelerated vesting of Mr. Wolff’s RSAs and RSUs and 801,824 vested as a result of the Company’s employees achieving service targets. Certain holders of the vested RSAs and RSUs exercised their right to have their awards net-share settled to cover statutory employee taxes related to the vesting of the RSAs and RSUs. The settlement of these awards resulted in the Company repurchasing and/or cancelling 504,435 shares for $0.8 million. Of this amount, $0.2 million was charged to retained earnings and $0.6 million was charged to additional paid in capital.

During the year ended December 31, 2013, 2,780,164 market-based RSAs and RSUs vested as a result of the Company’s achievement of the market condition of an average closing stock price of $2.00 for 60 consecutive calendar days and 1,518,075 service-based RSAs and RSUs vested as a result of the achievement of service targets. The net-share settlement of certain of these awards resulted in the Company repurchasing and/or cancelling 1,107,901 shares for $2.7 million. Of this amount, $1.0 million was charged to retained earnings and $1.7 million was charged to additional paid in capital.

During the year ended December 31, 2012 all vested awards were service based awards.

Warrants—In connection with the settlement of long-term debt in 2002, the Company issued warrants to purchase shares of the Company’s Class A common stock. Each warrant contained provisions for the adjustment of the exercise price and the number of shares issuable upon the exercise of the warrant in the event of certain dilutive transactions. During the fourth quarter of 2012, warrants to purchase a total of 3.2 million shares of the Company’s Class A common stock were exercised at a price of $0.01 per share. As of December 31, 2014 and 2013, there were no additional warrants outstanding.

10. Gain on Deconsolidation of Subsidiaries

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

As a result of the transfer of the International Subsidiaries to the Liquidating Trust, control of the International Subsidiaries now rests with the trustee of the Liquidating Trust rather than the Company. Although the Company no longer has control of the International Subsidiaries, it remains a creditor in the same manner as other third party creditors due to significant loans made to the International Subsidiaries The Company determined that its status as a creditor does not render the Liquidating Trust a variable interest entity, and therefore deconsolidated the International Subsidiaries from its consolidated financial operating results effective June 29, 2012.

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

$51,923

The Company continued to accrue expenses associated with contractual obligations of the International Subsidiaries until the liabilities were transferred to the Liquidating Trust. During the year ended December 31, 2012, the Company recorded general and administrative expenses related to the International Subsidiaries of $0.3 million and recorded $2.5 million of interest expense related to the contractual obligations of the International Subsidiaries.

11. Gain on settlement of Boeing Litigation

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

On June 25, 2012, the Company settled its litigation against Boeing. As part of the settlement, the Company agreed to withdraw its petition for review to the California Supreme Court in exchange for a $10.0 million payment from Boeing and Boeing’s waiver of its right to appellate costs. The settlement agreement and mutual release between the Company and Boeing fully releases and discharges any and all claims between Boeing and the Company. As a result of the agreement, the Company recorded a gain on litigation settlement of $10.0 million during the year ended December 31, 2012.

12. Income Taxes

The Company’s income tax expense (benefit) for the years ended December 31, 2014, 2013 and 2012 consists of the following (in thousands):

	Year ended December 31,
	2014	2013	2012
United States—deferred	$33	$—	$—
Foreign—current	6,270	—	(1,034)

	$6,303	$—	$(1,034)

For the year ended December 31, 2014, the Company recorded a tax provision of $6.3 million related to foreign taxes withheld on revenue generated from a license agreement with a licensee domiciled in a foreign jurisdiction. In general, foreign taxes withheld may be claimed as a deduction on future U.S. corporate income tax returns, or as a credit against future U.S. federal income tax liabilities, subject to certain limitations. However, due to uncertainty regarding the Company’s ability to utilize the deduction or credit resulting from the foreign withholding, at December 31, 2014, the Company established a full valuation allowance against this deferred tax asset.

The foreign-current income tax benefit recorded for the year ended December 31, 2012 was primarily due to expiration of the statute of limitations associated with previously recorded uncertain tax positions, including interest and penalties.

A reconciliation of the federal statutory income tax rate of 34% to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2014	2013	2012
Statutory tax rate	34.00%	34.00%	34.00%
Change in valuation allowance	(95.75)	(9.33)	(28.71)
Release of uncertain tax position	62.77	—	—
Foreign withholding taxes	(7.98)	—	—
Deferred tax adjustments	—	(43.17)	—
§338(h)(10) asset sale treatment upon DBSD sale to DISH	—	21.22	—
Liquidation and deconsolidation of subsidiaries	—	(0.02)	(52.91)
Change in state rate	(0.13)	(0.10)	40.89
Expiration of NOLs	(0.13)	(1.11)	0.78
Other	(4.94)	(1.49)	0.89
Foreign tax benefit	—	—	2.41

Effective tax rate	(12.16)%	—	(2.65)%

The significant components of the Company’s net deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2014	December 31, 2013
Deferred tax assets:
Net operating and capital losses	$938,235	$894,798
Basis difference in Liquidating Trust	29,381	31,642
Accrued expenses and other	14,824	10,150

Total deferred tax assets	982,440	936,590
Valuation allowance	(955,133)	(905,502)

Net deferred tax assets	$27,307	$31,088

Deferred tax liabilities:
Intangibles	$(28,828)	$(32,576)

Total deferred tax liabilities	$(28,828)	$(32,576)

Net deferred tax liabilities	$(1,521)	$(1,488)

As of December 31, 2014, the Company had federal tax net operating loss carryforwards in the United States (“NOLs”) of approximately $2.5 billion. A significant portion of the NOL was triggered when the Company disposed of its satellite business and transferred the International Subsidiaries to the Liquidating Trust. The Company believes the NOL can be carried forward to offset certain future taxable income that may be generated during the NOL carryforward period. The NOL carryforward period begins to expire in 2025 with a significant portion expiring in 2032. The use of the NOL will be significantly limited if the Company undergoes a Tax Ownership Change under Section 382 of the Internal Revenue Code (“Tax Ownership Change”). Broadly, the Company will have a Tax Ownership Change if, over a three year testing period, the portion of all stock of the Company, by value, owned by one or more 5% shareholder increases by more than 50 percentage points. For purposes of this test, shareholders that own less than 5% of the stock of the Company are aggregated into one or more separate “public groups”, each of which is treated as a 5% shareholder. In general, shares traded within a public group are not included in the Tax Ownership Change test. As discussed below, the Board of Directors adopted a Tax Benefits Preservation Plan designed to preserve shareholder value and the value of certain tax assets primarily associated with NOLs under Section 382. As of December 31, 2014, the Company also had tax loss carryforwards in the state of California of approximately $1.4 billion, a portion of which will expire in 2015. A significant portion of the California loss carryforward was generated when the Company disposed of its satellite business and will expire in 2032. The impacts of a Tax Ownership Change, discussed above, would apply to the California tax losses as well.

For all years presented, the Company has considered all available evidence, including the history of tax losses and the uncertainty around future taxable income. Based on the weight of the evidence available at December 31, 2014, a valuation allowance has been recorded to reduce the value of the Company’s DTA, including the DTA associated with the NOL, to an amount that is more likely than not to be realized.

As of December 31, 2013, the Company had unrecognized tax benefits of $37.7 million. During the year ended December 31, 2014, the IRS consented to the Company’s request for reasonable cause relief regarding the availability of an additional $95.7 million of NOLs. As a result, the Company released $32.5 million of unrecognized tax benefit during the year, resulting in a remaining unrecognized tax benefit of $5.1 million at December 31, 2014, with no accrued interest and penalties. The additional $95.7 million of NOLs is included in the $2.5 billion NOL carryforward discussed above.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2014	2013	2012
Beginning of period	$37,665	$19,452	$4,686
Additions based on tax positions related to the current year	—	—	19,452
Additions for tax positions related to prior years	—	32,533	144
Reductions for tax positions of prior years	(32,533)	(14,320)	(4,830)

End of period	$5,132	$37,665	$19,452

The unrecognized tax benefits at December 31, 2014, if fully recognized, would decrease the Company’s effective tax rate. The Company estimates a reduction in its unrecognized tax benefits of approximately $5.1 million may occur within the next twelve months upon resolution of determinations by taxing authorities.

The Company and its subsidiaries file U.S. federal income tax returns and tax returns in various state and foreign jurisdictions. The Company is also open to examination for the years ended 2000 and forward with respect to NOLs generated and carried forward from those years. The Company is open to examination by foreign jurisdictions for tax years 2011 forward.

Certain Taxes Payable Irrespective of NOLs—Under the Internal Revenue Code and related Treasury Regulations, the Company may “carry forward” its NOLs in certain circumstances to offset current and future income and thus reduce its federal income tax liability, subject to certain restrictions. To the extent that the NOLs do not otherwise become limited, the Company believes that it will be able to carry forward a significant amount of NOLs. However, these NOLs will not impact all taxes to which the Company may be subject. For instance, state or foreign income taxes and/or revenue based taxes may be payable if the Company’s income or revenue is attributed to jurisdictions that impose such taxes; the Company’s NOLs do not entirely offset its income for alternative minimum tax; and the NOLs will not offset federal personal holding company tax liability that Pendrell or one or more of its corporate subsidiaries may incur. This is not an exhaustive list, but merely illustrative of the types of taxes to which the Company’s NOLs are not applicable.

Personal Holding Company Determination—The Internal Revenue Code imposes an additional tax on the undistributed income of personal holding companies. A personal holding company is a corporation with five or fewer individual shareholders whose ownership exceeds 50% of the corporation’s outstanding shares, measured by share value (“Concentrated Ownership”), and which generates personal holding company income (“PHCI”) that constitutes 60% or more of its adjusted ordinary gross income. Broadly, PHCI includes such things as dividends, interest, rents and royalties. For a corporate subsidiary, Concentrated Ownership is determined by reference to ownership of the parent corporation(s), and the subsidiary’s income is subject to additional tests to determine whether the income renders the subsidiary a personal holding company. Due to the significant number of shares held by the Company’s largest shareholders and the type of income that the Company generates, the Company must continually assess share ownership of Pendrell and its consolidated subsidiary ContentGuard to determine whether or not there is Concentrated Ownership of either corporation.

In the year ended December 31, 2014, the Company determined that ContentGuard was not a personal holding company through 2014. The Company also determined that Pendrell, the parent company, met the Concentrated Ownership test through 2014. However, Pendrell did not have sufficient PHCI to create a PCH tax obligation. The Company does not anticipate any resulting PHC tax liability for current or prior years. If either Pendrell or ContentGuard is determined to be a PHC in the future, generates net PHCI, and does not distribute to its shareholders a proportionate dividend in the full amount of the net PHCI, then the undistributed net PHCI will be taxed (at 20% under current law).

Tax Benefits Preservation Plan—Effective January 29, 2010, the Board of Directors adopted the Tax Benefits Preservation Plan to help the Company preserve its ability to utilize fully its NOLs and to help preserve potential future NOLs. As discussed above, if the Company experiences a “Tax Ownership Change,” as defined in Section 382 of the Internal Revenue Code, the Company’s ability to use the NOLs could be significantly limited.

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

13. Employee Benefits

The Company provides its eligible employees with medical and dental benefits, insurance arrangements to cover death in service, long-term disability and personal accident, as well as a defined contribution retirement plan. Expense related to contributions by the Company under the defined contribution retirement plan included in general and administrative expenses in the Company’s consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 was as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Defined contribution expenses	$264	$291	$242

14. Related Parties

The Company considers its related parties to be its principal shareholders and their affiliates.

Eagle River Satellite Holdings, LLC (“ERSH”), Eagle River Investments, Eagle River, Inc. and Eagle River Partners, LLC (“ERP”)—ERSH is the Company’s controlling shareholder. ERSH, together with its affiliates Eagle River Investments, LLC, Eagle River, Inc. and ERP (collectively, “Eagle River”) holds an economic interest of approximately 33.3% of the Company’s outstanding common stock and a voting interest of approximately 65.1% in the Company as of December 31, 2014. On November 26, 2012, Eagle River Investments, LLC exercised warrants to purchase three million shares of the Company’s Class A common stock at an exercise price of $0.01 per share.

Prior to July 2012, the Company subleased from Eagle River, Inc. the office space for the Company’s headquarters in Kirkland, Washington. The sublease was a pass-through agreement, pursuant to which the Company paid rent to Eagle River, Inc. and reimbursed costs and expenses to Eagle River, Inc. that Eagle River, Inc. paid to its third-party landlord. The sublease expired contemporaneously with the expiration of the underlying prime lease in July 2012. Payments made to Eagle River, Inc. under this agreement during the year ended December 31, 2012 totaled $0.2 million.

15. Quarterly Financial Data (Unaudited)

The following table contains selected unaudited statement of operations information for each quarter of the years ended December 31, 2014 and 2013. The quarterly financial data reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

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

The Company’s bonus accrual at September 30, 2013 was $2.6 million. As a result of the change in estimate, the full-year accrual was reduced to $1.2 million at December 31, 2013. In prior quarters, the Company had expensed on average just under $0.9 million per quarter related to bonuses in general and administrative expenses. The change in estimate created a credit of $1.4 million in general and administrative expenses in the fourth quarter related to the potential bonus payout; or a swing of approximately $2.3 million less expense as compared to the average in the prior three quarters.

Unaudited quarterly results were as follows (in thousands, except per share data):

	Three months ended
	March 31,		June 30,		September 30,		December 31,
	2014	2013	2014	2013	2014	2013	2014	2013
Revenue	$38,135	$10,992	$2,935	$802	$618	$781	$846	$553
Operating income (loss)	7,134	(13,053)	(13,563)	(16,739)	(14,096)	(15,037)	(31,191)	(13,032)
Net income (loss)	815	(13,040)	(13,588)	(16,783)	(14,117)	(15,071)	(31,244)	(13,086)
Net income (loss) attributable to Pendrell	1,730	(12,366)	(12,595)	(15,822)	(13,262)	(14,228)	(26,875)	(12,646)
Basic income (loss) per share attributable to Pendrell	$0.01	$(0.05)	$(0.05)	$(0.06)	$(0.05)	$(0.05)	$(0.10)	$(0.05)
Diluted income (loss) per share attributable to Pendrell	$0.01	$(0.05)	$(0.05)	$(0.06)	$(0.05)	$(0.05)	$(0.10)	$(0.05)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures as of December 31, 2014, as such terms are defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and have concluded that these disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e)) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Our internal control over financial reporting as of December 31, 2014 has been audited by Grant Thornton, an independent registered public accounting firm, as stated in their report which appears in “Item 9A—Controls and Procedures” within this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Pendrell Corporation

We have audited the internal control over financial reporting of Pendrell Corporation (a Washington corporation) and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated March 6, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON, LLP

Seattle, Washington

March 6, 2015

Item 9B.	Other Information.

In March 2015, the trustee of the Liquidating Trust into which the Company transferred certain satellite system assets notified the Company that the Liquidating Trust had diligently attempted to obtain value from the satellite access node assets in Korea, but ultimately determined that such assets are obsolete and worthless. The trustee therefore abandoned the assets, as evidenced by a March 4, 2015 letter from the Liquidating Trust to Korea Telecom. This action will result in the realization by the Company of additional net operating losses of approximately $37 million in 2015.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the sections entitled “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Proxy Statement relating to our 2015 Annual Meeting of Shareholders.

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference to the sections entitled “Executive Compensation,” Director Compensation” and “Corporate Governance-Meetings of the Board and Committees-Compensation Committee Interlocks and Insider Participation” and “Executive Compensation—Compensation Committee Report” in our Proxy Statement relating to our 2015 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our Proxy Statement relating to our 2015 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance-Independence of the Board of Directors” in our Proxy Statement relating to our 2015 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the section entitled “Ratification of the Selection of Our Independent Registered Public Accounting Firm” in our Proxy Statement relating to our 2015 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report

(1)	Consolidated financial statements

The following consolidated financial statements are included in Part II, Item 8 of this report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2014 and 2013

•	Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

•	Notes to Consolidated Financial Statements

(2)	Financial statement schedules

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

PENDRELL CORPORATION
(Registrant)

Date: March 6, 2015	By:	/S/ LEE E. MIKLES
Lee E. Mikles Interim Chief Executive Officer and President (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lee E. Mikles, Steven A. Ednie and Timothy M. Dozois, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on March 6, 2015:

Signature	Title	Date
/S/ LEE E. MIKLES Lee E. Mikles	Interim Chief Executive Officer and President (Principal Executive Officer), Director	March 6, 2015

/S/ STEVEN A. EDNIE Steven A. Ednie	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2015

/S/ RICHARD P. EMERSON Richard P. Emerson	Director	March 6, 2015

/S/ NICOLAS KAUSER Nicolas Kauser	Director	March 6, 2015

/S/ CRAIG O. MCCAW Craig O. McCaw	Executive Chairman and Chairman of the Board of Directors	March 6, 2015

/S/ R. GERARD SALEMME R. Gerard Salemme	Director	March 6, 2015

/S/ STUART M. SLOAN Stuart M. Sloan	Director	March 6, 2015

/S/ H. BRIAN THOMPSON H. Brian Thompson	Director	March 6, 2015

INDEX TO EXHIBITS

	Exhibit Description	Incorporated By Reference
Exhibit No.		Form	SEC File No.	Original Exhibit No.	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger dated November 14, 2012 between Pendrell Corporation, a Delaware corporation and Pendrell Washington Corporation, a Washington corporation	8-K	001-33008	2.1	11/15/12

3.1	Articles of Incorporation of Pendrell Corporation, a Washington corporation	8-K	001-33008	3.1	11/15/12

3.2	Bylaws of Pendrell Corporation, a Washington corporation	8-K	001-33008	3.2	11/15/12

4.1	Tax Benefits Preservation Plan dated as of January 29, 2010, by and between ICO Global Communications (Holdings) Limited and BNY Mellon Shareowner Services, as Rights Agent	8-K	001-33008	4.1	02/01/10

4.2	Subscription Form and Form of Rights Certificate	8-K	001-33008	4.19	02/18/10

10.1	Form of Director and Executive Officer Indemnification Agreement of Pendrell Corporation, a Washington corporation	8-K	001-33008	10.1	11/15/12

10.2	Indemnification Agreement, dated August 11, 2000, between ICO-Teledesic Global Limited and Eagle River Investments, LLC	10-12G	000-52006	10.14	05/15/06

10.3	Indemnification Agreement, dated July 26, 2000, among ICO-Teledesic Global Limited, CDR-Satco, L.L.C., Clayton, Dubilier & Rice, Inc. and The Clayton, Dubilier & Rice Fund VI Limited Partnership	10-12G	000-52006	10.15	05/15/06

10.4	Indemnification Agreement, dated July 17, 2000, between ICO-Teledesic Global Limited and Cascade Investment, LLC	10-12G	000-52006	10.16	05/15/06

10.5*	ICO Global Communications (Holdings) Limited 2000 Stock Incentive Plan, As Amended and Restated effective June 15, 2007	10-Q	001-33008	10.20.1	08/14/07

10.6*	Form of Class A Common Stock Option Agreement under 2000 Stock Incentive Plan	10-12G	000-52006	10.21	05/15/06

10.7*	Form of Restricted Stock Agreement under 2000 Stock Incentive Plan	10-12G	000-52006	10.23	05/15/06

	Exhibit Description	Incorporated By Reference
Exhibit No.		Form	SEC File No.	Original Exhibit No.	Filing Date	Filed Herewith

10.8*	Pendrell Corporation 2012 Equity Incentive Plan	8-K	001-33008	10.1	08/28/12

10.9*	Form of Stock Option Agreement under 2012 Equity Incentive Plan	10-K	001-33008	10.9	03/08/13

10.10*	Form of Restricted Stock Unit Agreement under 2012 Equity Incentive Plan	10-K	001-33008	10.10	03/08/13

10.11*	Board Compensation Policy, effective January 1, 2013	10-K	001-33008	10.11	03/08/13

10.12	Form of Securities Purchase Agreement	8-K	001-33008	10.1	06/06/08

10.13*	Amended and Restated Employment Letter Agreement between Pendrell Corporation (formerly ICO Global Communications (Holdings) Limited) and Benjamin G. Wolff dated July 1, 2011	8-K	001-33008	10.4	07/08/11

10.14*	Separation Agreement effective November 19, 2014 between Pendrell Corporation and its subsidiaries and Benjamin G. Wolff					X

10.15*	Amended and Restated Employment Letter Agreement between Pendrell Corporation (formerly ICO Global Communications (Holdings) Limited) and R. Gerard Salemme dated July 1, 2011, as supplemented by addenda dated August 26, 2014 and January 1, 2015					X

10.16*	Retention Agreement effective February 16, 2015 between Pendrell Corporation and R. Gerard Salemme					X

10.17*	Employment Letter Agreement between Pendrell Corporation and Robert S. Jaffe dated June 7, 2012	8-K	001-33008	10.1	06/14/12

10.18*	Severance and Release Agreement effective April 18, 2014 between Pendrell Corporation and Robert S. Jaffe					X

10.19*	Employment Letter Agreement between Pendrell Corporation and David H. Rinn dated February 25, 2013	8-K	001-33008	10.1	03/01/13

10.20*	Employment Letter Agreement between Pendrell Corporation and Steven A. Ednie dated August 28, 2014, as supplemented by an addendum dated February 13, 2015					X

10.21*	Employment Letter Agreement between Pendrell Corporation and Scott G. Richardson dated July 11, 2012, as					X

	Exhibit Description	Incorporated By Reference
Exhibit No.		Form	SEC File No.	Original Exhibit No.	Filing Date	Filed Herewith

supplemented by addenda dated January 1, 2015 and February 13, 2015

10.22*	Employment Letter Agreement between Pendrell Corporation (formerly ICO Global Communications (Holdings) Limited) and Timothy M. Dozois dated July 1, 2011, as supplemented by addenda dated January 1, 2015 and February 13, 2015					X

16.1	Letter of Deloitte & Touche LLP dated May 28, 2014 addressed to the U.S. Securities and Exchange Commission.	8-K	001-33008	16.1	05/30/14

21.1	List of Subsidiaries					X

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm					X

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a)					X

31.2	Certification of the principal financial and accounting officer required by Rule 13a-14(a) or Rule 15d-14(a)					X

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350)					X

101	The following financial statements from Pendrell Corporation’s 10-K for the fiscal year ended December 31, 2014 formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements					X

*	Management contract or compensatory plan or arrangement.