Form 10-Q
period 2015-03-31
Pendrell Corp
filed 2015-05-01
CIK 1359555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of April 24, 2015, the registrant had 212,879,250 shares of Class A common stock and 53,660,000 shares of Class B convertible common stock outstanding.

PENDRELL CORPORATION

FORM 10-Q

For the three months ended March 31, 2015

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Pendrell Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$165,286	$168,793
Accounts receivable	69	131
Other receivables – net of reserve $2,750 in both periods	214	69
Prepaid expenses and other current assets	953	774

Total current assets	166,522	169,767
Property in service – net of accumulated depreciation of $1,306 and $1,227, respectively	3,258	3,372
Other assets	54	54
Intangible assets – net of accumulated amortization of $46,893 and $43,567, respectively	107,606	109,702
Goodwill	21,209	21,209

Total	$298,649	$304,104

LIABILITIES, SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS
Current liabilities:
Accounts payable	$549	$281
Accrued expenses	5,050	5,824
Other liabilities	3,135	6,891

Total current liabilities	8,734	12,996
Deferred tax liability	1,521	1,521

Total liabilities	10,255	14,517

Commitments and contingencies (Note 7)
Shareholders’ equity and noncontrolling interests:
Preferred stock, $0.01 par value, 75,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.01 par value, 900,000,000 shares authorized 270,558,832 and 270,745,381 shares issued, and 212,789,940 and 212,976,489 shares outstanding	2,130	2,132
Class B convertible common stock, $0.01 par value, 150,000,000 shares authorized, 84,663,382 shares issued and 53,660,000 shares outstanding	537	537
Additional paid-in capital	1,954,168	1,952,880
Accumulated deficit	(1,671,694)	(1,671,135)

Total Pendrell shareholders’ equity	285,141	284,414

Noncontrolling interests	3,253	5,173

Total shareholders’ equity and noncontrolling interests	288,394	289,587

Total	$298,649	$304,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data, unaudited)

	Three months ended March 31,
	2015	2014
Revenue	$25,245	$38,135
Operating expenses:
Cost of revenues	9,112	13,796
Patent administration and related costs	1,127	1,398
Patent litigation	4,557	2,038
General and administrative	5,129	7,849
Stock-based compensation	648	1,881
Amortization of intangible assets	3,596	4,039

Total operating expenses	24,169	31,001

Operating income	1,076	7,134
Interest income	31	20
Interest expense	(41)	(64)
Gain on contingency	1,748	—
Other income (expense)	(4)	(5)

Income before income taxes	2,810	7,085
Income taxes	(4,125)	(6,270)

Net income (loss)	(1,315)	815
Net loss attributable to noncontrolling interest	(756)	(915)

Net income (loss) attributable to Pendrell	$(559)	$1,730

Basic income (loss) per share attributable to Pendrell (1)	$—	$0.01

Diluted income (loss) per share attributable to Pendrell (1)	$—	$0.01

Weighted average shares outstanding used to compute basic income (loss) per share	265,435,018	263,768,676
Weighted average shares outstanding used to compute diluted income (loss) per share	265,435,018	272,941,964

(1)	Per share amounts for the three months ended March 31, 2015 are less than $0.01.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Condensed Consolidated Statements Changes in Shareholders’ Equity

(In thousands, except share data, unaudited)

	Common stock			Additional paid-in capital	Accumulated deficit	Shareholders’ equity	Noncontrolling interests	Total
	Class A shares	Class B shares	Amount
Balance, December 31, 2013	212,451,224	53,660,000	$2,663	$1,941,818	$(1,619,993)	$324,488	$12,305	$336,793
Vesting of Class A common stock issued for Ovidian acquisition	—	—	—	743	—	743	—	743
Issuance of Class A common stock from exercise of stock options	16,875	—	—	16	—	16	—	16
Class A common stock withheld at vesting to cover statutory tax obligations	(128,295)	—	(1)	(189)	(62)	(252)	—	(252)
Stock-based compensation and issuance of restricted stock, net of forfeitures	11,741	—	—	1,802	—	1,802	—	1,802
Net income (loss)	—	—	—	—	1,730	1,730	(915)	815

Balance, March 31, 2014	212,351,545	53,660,000	$2,662	$1,944,190	$(1,618,325)	$328,527	$11,390	$339,917

Balance, December 31, 2014	212,976,489	53,660,000	$2,669	$1,952,880	$(1,671,135)	$284,414	$5,173	$289,587
Class A common stock withheld at vesting to cover statutory tax obligations	(37,180)	—	(1)	(39)	—	(40)	—	(40)
Stock-based compensation and issuance of restricted stock, net of forfeitures	(149,369)	—	(1)	563	—	562	—	562
Purchase of noncontrolling interest in Provitro Biosciences LLC	—	—	—	764	—	764	(1,164)	(400)
Net income (loss)	—	—	—	—	(559)	(559)	(756)	(1,315)

Balance, March 31, 2015	212,789,940	53,660,000	$2,667	$1,954,168	$(1,671,694)	$285,141	$3,253	$288,394

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Three months ended March 31,
	2015	2014
Operating activities:
Net income (loss) including noncontrolling interests	$(1,315)	$815
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	648	1,881
Amortization of intangibles	3,596	4,039
Depreciation	118	132
Amortization of prepaid compensation from Ovidian Group acquisition	—	691
Non-cash cost of patents monetized	—	558
Loss associated with the abandonment and/or disposition of patents	501	441
Other	43	64
Other changes in certain assets and liabilities:
Accounts receivable	62	(37,698)
Prepaid expenses and other current/non-current assets	(324)	160
Accounts payable	268	781
Accrued expenses and other current/non-current liabilities	(659)	18,929

Net cash provided by (used in) operating activities	2,938	(9,207)

Investing activities:
Purchases of property and intangible assets	(2,005)	(44)

Net cash used in investing activities	(2,005)	(44)

Financing activities:
Proceeds from exercise of stock options	—	16
Payment of statutory taxes for stock awards	(40)	(252)
Payment of accrued obligations for purchased intangible assets	(4,000)	(2,000)
Purchase of noncontrolling interest in Provitro Biosciences LLC	(400)	—

Net cash used in financing activities	(4,440)	(2,236)

Net decrease in cash and cash equivalents	(3,507)	(11,487)
Cash and cash equivalents – beginning of period	168,793	184,567

Cash and cash equivalents – end of period	$165,286	$173,080

Supplemental disclosures:
Income taxes paid	$4,125	$—

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

2. Basis of Presentation

Interim Financial Statements—The financial information included in the accompanying condensed consolidated financial statements is unaudited and includes all adjustments, consisting of normal recurring adjustments and accruals, considered necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures have been condensed or omitted. The financial information as of December 31, 2014 is derived from the Company’s audited consolidated financial statements and notes included in Item 8 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“2014 Form 10-K”), filed with the U.S. Securities and Exchange Commission on March 6, 2015. The financial information included in this quarterly report should be read in conjunction with management’s discussion and analysis of financial condition and results of operations and the consolidated financial statements and notes included in the 2014 Form 10-K. Operating results and cash flows for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015 or any other interim period.

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

In February 2015, the Company acquired the minority partner’s interest in Provitro Biosciences LLC (“Provitro”) for nominal consideration resulting in 100% ownership of Provitro. The Company continues to have a minority partner in its ContentGuard Holdings, Inc. (“ContentGuard”) subsidiary.

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

Accounting Policies—There have been no material changes or updates in the Company’s existing accounting policies from the disclosures included in its 2014 Form 10-K.

3. Provitro

In February 2013, the Company acquired a 68.75% interest in Provitro, the developer of the Provitro™ proprietary micro-propagation technology that is designed to facilitate the production on a commercial scale of certain plants, particularly timber bamboo. In February 2015, the Company acquired the minority partner’s interest in Provitro for nominal consideration resulting in 100% ownership of Provitro. The assets and liabilities of Provitro were measured at fair value as of the acquisition date. The assets, liabilities and activities of Provitro since the date of acquisition in February 2013 have been included in the Company’s consolidated financial statements.

From acquisition through the year ended December 31, 2014, the Company attempted to cultivate a strategy to commercialize the Provitro™ technology, but did not generate revenue from the technology. In January 2015, the Company suspended further development of the Provitro™ technology due to the Company’s inability to identify near-term opportunities for commercialization. As a result, the Company began seeking a buyer for Provitro’s assets and took an $11.0 million impairment charge during the fourth quarter of its year ended December 31, 2014. The impairment charge was equal to the sum of its unamortized investment in the Provitro™ technology and the goodwill associated with its acquisition of Provitro.

4. Intangible Assets – Patents

During the three months ended March 31, 2014, the Company sold certain patents and has included the gross proceeds in revenue. No patents were sold during the three months ended March 31, 2015. Costs associated with the patents sold, including remaining net book value, obligations to third parties for revenue share and success fees are included in cost of revenues. In future periods, these costs as a percentage of revenues may vary significantly based on the structure and terms under which we acquired the patents that we sell.

For the three months ended March 31, 2015 and 2014, the Company recognized $0.5 million and $0.4 million of losses, respectively, on the abandonment of certain patents that were not part of existing licensing programs or for which the Company chose to no longer allocate resources to their maintenance and enforcement. Costs associated with the abandonment of patents including any remaining net book value are included in patent administration and related costs.

In February 2015, the Company further enhanced its existing portfolios for an additional $2.0 million. No patents were purchased during the three months ended March 31, 2014.

As of March 31, 2015, the Company, through its subsidiaries, continues to hold more than 1,200 issued patents worldwide, with additional patent applications pending.

5. Accrued expenses

The following table summarizes accrued expenses (in thousands):

	March 31, 2015	December 31, 2014
Accrued payroll and related expenses	$1,553	$2,570
Accrued legal, professional and other expenses	3,497	3,254

	$5,050	$5,824

6. Other liabilities

The following table summarizes other current liabilities (in thousands):

	March 31, 2015	December 31, 2014
Installment payment obligation	$—	$4,000
Restricted stock awards	2,463	2,254
Other	672	637

	$3,135	$6,891

7. Commitments and Contingencies

Purchase and Lease Commitments—The Company has contractual obligations under operating lease agreements for its main office in Kirkland, Washington, and offices in California, Texas and Finland.

Litigation— In the opinion of management, except for those matters described below and elsewhere in this report, to the extent so described, litigation, contingent liabilities and claims against the Company in the normal course of business are not expected to involve any judgments or settlements that would be material to the Company’s financial condition, results of operations or cash flows.

Enforcement Action against Amazon et. al.—On December 18, 2013, ContentGuard filed a patent infringement lawsuit against Amazon.com, Inc., Apple Inc., Huawei Device USA, Inc. and Motorola Mobility LLC in the Eastern District of Texas, in which ContentGuard alleged that these entities infringed and continue to infringe nine of its patents by making, using, selling or offering for sale certain mobile communication and computing devices (the “Amazon Litigation”). On January 17, 2014, ContentGuard filed an amended complaint in the Amazon Litigation adding certain affiliates of the original defendants, along with HTC Corporation, HTC America Inc., Samsung Electronics Co., Ltd., Samsung Electronics America, Inc. and Samsung Telecommunications America, LLC. In August 2014, DirecTV intervened in the case and thereby became an additional defendant, against whom ContentGuard asserted additional infringement claims. In March 2015, the presiding judge issued claim construction rulings that preserve the breadth of ContentGuard’s claims against all defendants (collectively, the “ContentGuard Defendants”). Trials are scheduled for September 2015. The Company is unable to anticipate the timing or outcome of the Amazon Litigation.

Google Actions—On January 31, 2014, Google Inc. (“Google”) filed a declaratory judgment suit in the Northern District of California alleging that Google does not infringe the nine patents asserted in the Amazon Litigation. On February 5, 2014, ContentGuard filed a patent infringement action in the Eastern District of Texas against Google, in which ContentGuard alleges that Google has infringed and continues to infringe the same nine patents. In April 2014, the presiding judge in the Eastern District of Texas, with the endorsement of the presiding judge in the Northern District of California, ruled that all claims by and against Google will be resolved in the Eastern District of Texas, and not in the Northern District of California. The presiding judge also declined to consolidate the Google actions with the Amazon Litigation. In March 2015, the presiding judge issued claim construction rulings that preserve the breadth of ContentGuard’s claims. Trial is scheduled for September 2015. The Company is unable to anticipate the timing or outcome of the actions by and against Google.

IPR and CBM Petitions by ContentGuard Defendants—In December 2014, Apple filed with the United States Patent and Trademark Office (the “USPTO”) twenty-nine inter partes review (“IPR”) petitions and three covered business method (“CBM”) petitions, through which Apple is challenging the validity of all nine patents asserted in the Amazon Litigation. Also in December 2014, Google filed three CBM petitions, challenging the validity of three of the nine asserted patents. In March 2015, two of Apple’s CBM petitions were terminated in view of two substantially identical IPR petitions. In April 2015, ContentGuard filed its preliminary owner responses to all remaining petitions. The USPTO’s Patent Trial and Appeal Board (“PTAB”) will decide in the coming months whether to initiate review proceedings on some or all of the petitions and will administer and hear argument in any initiated proceedings. The Company is unable to predict whether or not proceedings will be initiated, or whether or not such proceedings will impact the timing or outcome of our claims against the ContentGuard Defendants.

ZTE IPRs —In early 2012, ContentGuard and its subsidiaries filed lawsuits in United States and German courts, alleging that ZTE Corporation, ZTE (USA) Inc. and ZTE Deutschland GmbH (collectively “ZTE”) infringed and continue to infringe ContentGuard patents by making, using, selling or offering for sale certain mobile communication and computing devices. ZTE subsequently filed IPR petitions with the USPTO, challenging the validity of six U.S. patents asserted by ContentGuard against ZTE. The PTAB terminated proceedings with respect to two patents, both of which emerged with valid patent claims. ZTE’s claims against the other four patents went to trial. Following trial, the PTAB rejected ZTE’s remaining challenges, and confirmed the validity of all claims in the four patents. ZTE’s time for appeal expired with no appeals filed. As a result, the decisions of the PTAB, as against ZTE, are now final. Nonetheless, all four affirmed patents have been challenged in new IPRs filed by Apple, as described in the paragraph above. The Company is unable to predict whether, and to what extent, the PTAB will allow Apple to challenge these previously affirmed patents in new proceedings.

ZTE Enforcement Actions—In response to the claims filed against ZTE in Germany, in which ContentGuard GmbH alleged infringement of three European patents, ZTE filed a nullity action against two of the patents and an opposition proceeding against the third patent. The infringement and nullity proceedings in Germany, along with all U.S. court actions, were “put to rest” or stayed as the result of a standstill agreement signed by ContentGuard and ZTE in December 2013. ZTE prevailed in the opposition proceeding, resulting in the revocation of one European patent, which ContentGuard has appealed. The revocation has no impact on ContentGuard’s claims in Texas against the ContentGuard Defendants.

J&J Collection—In November 2012, the Company obtained an arbitration judgment in the U.K. against Jay and Jayendra (Pty), a South African corporation (“J&J Group”) for approximately $4.0 million. J&J Group submitted multiple appeals to the U.K. courts, the last of which was rejected in July 2013. In December 2014, the Company obtained an enforcement judgment against J&J Group from a South African court. J&J Group’s time to appeal the enforcement judgment expired with no appeals filed, and the Company has commenced action to enforce the judgment. Due to the uncertainty of collection, the Company has not recognized the gain associated with the judgment. The Company is unable to anticipate the timing or outcome of the collection proceedings against J&J Group.

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

Stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014 was as follows (in thousands):

	Three months ended March 31,
	2015	2014
Stock options	$462	$1,304
Restricted stock awards (1)	186	577

Total stock-based compensation expense	$648	$1,881

(1)	Stock-based compensation expense includes $0.2 million related to 250,000 Class A common stock restricted stock awards that are required to be treated as a liability for the three months ended March 31, 2015 and 2014. As of March 31, 2015 and December 31, 2014, $2.5 million and $2.3 million, respectively, were accrued for such awards.

Stock Options and Stock Appreciation Rights—The Company’s stock option and SARs activity for the three months ended March 31, 2015 is summarized as follows:

	Number of shares of Class A common stock underlying options and SARs	Weighted average exercise price
Outstanding – December 31, 2014	25,554,026	$1.96
Forfeited	(846,752)	$1.64

Outstanding – March 31, 2015 (1)	24,707,274	$1.97

Exercisable – March 31, 2015 (1)	17,690,415	$1.78

Vested and expected to vest – March 31, 2015 (1)	24,406,423	$1.97

(1)	In connection with the departure of the Company’s former CEO, Mr. Benjamin G. Wolff, in November 2014, the exercise period for Mr. Wolff’s vested stock options was extended until December 15, 2015. Excluding Mr. Wolff’s 8,927,500 vested options with a weighted average exercise price of $1.42 and a weighted average remaining life of 0.71 years, the weighted average exercise price for all other outstanding, exercisable, and vested and expected to vest options and stock appreciation rights, is as follows:

	Number of Options/SARs	Weighted average exercise price
Outstanding at March 31, 2015	15,779,774	$2.28
Exercisable at March 31, 2015	8,762,915	$2.15
Vested and expected to vest at March 31, 2015	15,478,923	$2.29

Restricted Stock—The Company’s restricted stock activity for three months ended March 31, 2015 is summarized as follows:

	Number of shares of Class A common stock underlying restricted stock awards	Weighted average fair value per share
Unvested – December 31, 2014	2,559,514	$1.67
Granted (1)	88,131	$1.38
Vested	(208,506)	$1.89
Forfeited	(330,003)	$1.68

Unvested – March 31, 2015	2,109,136	$1.63

(1)	Represents shares issued to the Company’s Board of Directors as compensation for service. These awards have a grant date fair value of $0.1 million and vest upon issuance.

9. Gain on Contingency

During 2012, as part of the Company’s exit from the satellite business, the Company sold its partially completed medium earth orbit (“MEO”) satellites, related equipment, and contracts (collectively, the “MEO Assets”). Under the sales agreement, the Company is entitled to a substantial portion of any proceeds that the buyer generates from the resale of the MEO Assets. In January 2015, the buyer resold the MEO Assets and as a result, the Company is entitled to receive up to $6.0 million, contingent upon the buyer’s receipt of payment. On January 14, 2015, the buyer received a portion of the sales proceeds, resulting in the Company’s receipt of approximately $1.7 million, and a corresponding gain on contingency for the three months ended March 31, 2015. Due to the uncertainty of collection, the Company has not recognized the gain that may be generated if the Company receives additional proceeds from the sale.

10. Income Taxes

The Company recorded a tax provision of $4.1 million and $6.3 million for the three months ended March 31, 2015 and 2014, respectively, related to foreign taxes withheld on revenue generated from license agreements executed with third party licensees domiciled in a foreign jurisdiction. In general, foreign taxes withheld may be claimed as a deduction on future U.S. corporate income tax returns, or as a credit against future U.S. income tax liabilities, subject to certain limitations. However, due to uncertainty regarding the Company’s ability to utilize the deduction or credit resulting from the foreign withholding, at March 31, 2015 and 2014, the Company established a full valuation allowance against the related deferred tax asset. The Company anticipates that it will not have a U.S. federal income tax liability for fiscal 2015.

Personal Holding Company Determination—The Internal Revenue Code imposes an additional tax on the undistributed income of personal holding companies. A personal holding company is a corporation with five or fewer individual shareholders whose ownership exceeds 50% of the corporation’s outstanding shares, measured by share value (“Concentrated Ownership”), and which generates personal holding company income (“PHCI”) that constitutes 60% or more of its adjusted ordinary gross income. Broadly, PHCI includes such things as dividends, interest, rents and royalties. For a corporate subsidiary, Concentrated Ownership is determined by reference to ownership of the parent corporation(s), and the subsidiary’s income is subject to additional tests to determine whether the income renders the subsidiary a personal holding company. Due to the significant number of shares held by the Company’s largest shareholders and the type of income that the Company generates, the Company must continually assess share ownership of the Company and its consolidated subsidiary ContentGuard to determine whether or not there is Concentrated Ownership of either corporation.

The Company does not anticipate any PHC tax liability from operations for the three months ended March 31, 2015. If either Pendrell or ContentGuard is determined to be a PHC in the future, generates net PHCI, and does not distribute to its shareholders a proportionate dividend in the full amount of the net PHCI, then the undistributed net PHCI will be taxed (at 20% under current law).

11. Income (Loss) per Share

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

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except share and per share data):

	Three months ended March 31,
	2015	2014
Net income (loss) attributable to Pendrell	$(559)	$1,730

Weighted average common shares outstanding	266,488,886	266,028,239
Less: weighted average unvested restricted stock awards	(1,053,868)	(2,259,563)

Shares used for computation of basic income (loss) per share	265,435,018	263,768,676
Add back: weighted average unvested restricted stock awards and units	—	5,226,453
Add back: dilutive stock options and stock appreciation rights	—	3,946,835

Shares used for computation of diluted income (loss) per share (1)	265,435,018	272,941,964

Basic income (loss) per share attributable to Pendrell (2)	$—	$0.01

Diluted income (loss) per share attributable to Pendrell (2)	$—	$0.01

(1)	Stock options, stock appreciation rights, restricted stock awards and units totaling 26,816,410 and 9,847,290 for the three months ended March 31, 2015 and 2014, respectively, were excluded from the calculation of diluted loss per share as their inclusion was anti-dilutive.
(2)	Per share amounts for the three months ended March 31, 2015 are less than $0.01.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying notes included elsewhere in this quarterly report and the audited consolidated financial statements and notes included in our 2014 Form 10-K.

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

During the first quarter of 2015, we licensed our memory and storage patents to SK hynix Inc. to permit the manufacture and distribution of embedded Multimedia Cards (eMMC). The license covers more than 145 patents and patents pending, and enables SK hynix to use both standards essential and implementation technologies. We have now completed three license agreements since acquiring the bulk of our memory and storage patent portfolio from Nokia in 2013, from which we received license fees and are entitled to future royalties. As a result of a license agreement signed in the first quarter of 2015, we expect to record additional royalty revenue in the second quarter of 2015. We believe the pace at which we have concluded these licenses reflects the importance of our inventions, our leadership in the development of breakthrough next-generation memory solutions, and our commitment to entering into licenses on a reasonable and non-discriminatory basis. As memory and storage components become smaller and more sophisticated, our team of Finnish innovators continue to invent new technologies.

We also continue to pursue and advance our other licensing programs. However, the programs supported by our DRM patents (digital media and digital cinema) have been slowed by ContentGuard’s ongoing litigation with Amazon, Apple, DirecTV, Google, Huawei, HTC, Motorola Mobility and Samsung (the “ContentGuard Defendants”), which ContentGuard felt compelled to file after negotiations with ContentGuard Defendants did not yield negotiated license agreements. In March 2015, the federal judge presiding over the litigation issued claim construction rulings, in which he interpreted the language in ContentGuard’s patents in a manner that fully preserves the breadth of ContentGuard’s patented technologies. The claim construction ruling establishes a solid definitional framework for the upcoming jury trials, which remain scheduled for September 2015. Progress in other licensing negotiations is difficult to predict while the litigation remains unresolved.

ContentGuard’s claims also elicited IPR petitions and CBM petitions from Apple and Google. Two of those 35 petitions have already been terminated, and we have filed preliminary responses to the remaining 33 petitions. Of those remaining petitions, 19 are targeted against the patents that previously withstood challenges by ZTE. The United States Patent and Trademark Office will decide in the coming months whether to initiate review proceedings on some or all of the remaining petitions. We are unable to predict whether or not proceedings will be initiated, or whether or not such proceedings will impact the timing or outcome of the ContentGuard litigation.

The ContentGuard litigation and related validity petitions have not impacted ContentGuard’s continued work on Yovo®, our next-generation ephemeral photo and messaging application. Yovo® facilitates ephemeral posts on social networking sites, as well as private messaging via text and email. Designed for integration with Facebook and Twitter, Yovo® offers features such as forward lock, full encryption, screen capture scrambling and a self-destruct timer that allows a sender to grant viewing rights for as little as one second and as long as 24 hours. Yovo® follows on the heels of the ContentGuard™ mobile digital content protection application for business users that was initially launched in December 2013 and updated in May 2014. These mobile applications, based on technologies developed by ContentGuard over the past fifteen years, are designed to address consumer demand for enhanced Internet privacy through solutions that restrict access to and limit the life of content. Our continuing development of these ephemeral content protection solutions reflects our commitment to continued innovation, including the development of products to commercialize our IP rights.

As reported in our 2014 Form 10-K, we have slowed our exploratory activity and reduced our costs by eliminating certain positions, eliminating annual maintenance costs by abandoning certain patent assets that do not support our existing licensing programs, and lowering facilities costs. As a result, we ended the first quarter of 2015 with overhead costs that are lower than the first quarter of 2014, while retaining the resources we deem critical to the generation of revenue from our existing assets and the continued thoughtful and measured assessment of opportunities to commercialize unique technologies and related businesses or otherwise invest our capital in opportunities which may be unrelated to our historical IP monetization activities.

Critical Accounting Policies

Critical accounting policies require difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The judgments and uncertainties affecting the application of these policies include significant estimates and assumptions made by us using information available at the time the estimates are made. Actual results could differ materially from those estimates. Our critical accounting policies involve judgments associated with our accounting for the fair value of financial instruments, asset impairment, valuation of goodwill and intangible assets, contract settlements, revenue recognition, stock-based compensation, income taxes, contingencies and business combinations. There have been no significant changes to our critical accounting policies disclosed in our 2014 Form 10-K.

Results of Operations

The following table is provided to facilitate the discussion of our results of operations for the three months ended March 31, 2015 and 2014 (in thousands):

	Three months ended March 31,
	2015	2014
Revenue	$25,245	$38,135
Cost of revenues	9,112	13,796
Patent administration and related costs	1,127	1,398
Patent litigation	4,557	2,038
General and administrative expenses	5,129	7,849
Stock-based compensation	648	1,881
Amortization of intangibles	3,596	4,039
Interest income	31	20
Interest expense	41	64
Gain on contingency	1,748	—
Other expense	4	5
Income taxes	4,125	6,270

Revenue. Revenue of $25.2 million for the three months ended March 31, 2015 decreased by $12.9 million, or 34%, as compared to $38.1 million for the three months ended March 31, 2014. The decrease was primarily due to larger licensing transactions during the three months ended March 31, 2014.

Cost of revenues. Cost of revenues of $9.1 million for the three months ended March 31, 2015 decreased by $4.7 million, or 34%, as compared to $13.8 million for the three months ended March 31, 2014. This decrease was primarily due to the decrease in revenue in 2015 as compared to 2014.

Patent administration and related costs. Patent administration and related costs of $1.1 million for the three months ended March 31, 2015 decreased by $0.3 million, or 19%, as compared to $1.4 million for the three months ended March 31, 2014. This decrease was primarily due to a reduction in patent maintenance and prosecution costs resulting from the abandonment of patents during the first quarter of 2015 and throughout 2014 that were not part of existing licensing programs.

Patent litigation. Patent litigation expenses of $4.6 million for the three months ended March 31, 2015 increased by $2.6 million, or 124%, as compared to $2.0 million for the three months ended March 31, 2014. This increase was primarily due to costs incurred by our subsidiary, ContentGuard, in its litigation efforts against Amazon, Apple, Google, HTC, Huawei, Motorola Mobility and Samsung as it prepared for its March 2015 Markman hearing and upcoming jury trials scheduled for September 2015. We anticipate that patent litigation expense for the three months ended June 30, 2015 will be less than that reported for the corresponding period in the prior year.

General and administrative. General and administrative expenses of $5.1 million for the three months ended March 31, 2015 decreased by $2.7 million, or 35%, as compared to $7.8 million for the three months ended March 31, 2014. The decrease was primarily due to (i) $0.8 million reduction in employment expenses resulting from a lower headcount, (ii) $0.7 million reduction in amortized prepaid compensation expense associated with the acquisition of the Ovidian Group LLC (“Ovidian”) in June 2011 (which was fully amortized as of June 2014), (iii) $0.5 million reduction in professional fees and other expenses, (iv) $0.4 million decrease in expenses associated with researching acquisition opportunities, and (v) $0.3 million reduction in expenses associated with Provitro.

Stock-based compensation. Stock-based compensation of $0.6 million for the three months ended March 31, 2015 decreased by $1.3 million, or 66%, as compared to $1.9 million for the three months ended March 31, 2014. The decrease was primarily due to the vesting of awards during the second quarter of 2014 and the accelerated vesting of awards in November 2014 associated with the departure of our CEO, for which no expense was incurred in the first quarter of 2015.

Amortization of intangibles. Amortization of intangibles of $3.6 million for the three months ended March 31, 2015 decreased by $0.4 million, or 11%, as compared to $4.0 million for the three months ended March 31, 2014, primarily due to the abandonment of certain patents during the first quarter of 2015 and throughout 2014 that were not part of existing licensing programs.

Interest income. Interest income for the three months ended March 31, 2015 and 2014 was nominal and primarily related to interest earned on money market funds.

Interest expense. Interest expense for the three months ended March 31, 2015 and 2014 consisted of interest expense resulting from installment payment obligations associated with intangible assets acquired during 2013.

Gain on contingency. Gain on contingency for the three months ended March 31, 2015 was due to the receipt of $1.7 million from the disposition of assets associated with our prior satellite business.

Other expense. Other expense for the three months ended March 31, 2015 and 2014 was due to losses on foreign currency transactions.

Income taxes. We recorded a tax provision of $4.1 million and $6.3 million for the three months ended March 31, 2015 and 2014, respectively, related to foreign taxes withheld on revenue generated from license agreements executed with third party licensees domiciled in a foreign jurisdiction. In general, foreign taxes withheld may be claimed as a deduction on future U.S. corporate income tax returns, or as a credit against future U.S. income tax liabilities, subject to certain limitations. However, due to uncertainty regarding our ability to utilize the deduction or credit resulting from the foreign withholding, at March 31, 2015 and 2014, we established a full valuation allowance against the related deferred tax asset. We anticipate that we will not have a U.S. federal income tax liability for fiscal 2015.

Liquidity and Capital Resources

Overview. As of March 31, 2015, we had cash and cash equivalents of $165.3 million. Our primary expected cash needs for the next twelve months include ongoing operating costs associated with commercialization of our IP assets, expenses in connection with legal proceedings, and other general corporate purposes. We may also use our cash, and may incur debt or issue equity, to acquire or invest in other businesses or assets.

We believe our current balances of cash and cash equivalents and cash flows from operations will be adequate to meet our liquidity needs for the foreseeable future. Cash and cash equivalents in excess of our immediate needs are held in interest bearing accounts with financial institutions.

Cash Flows. The following table is provided to facilitate the discussion of our liquidity and capital resources for the three months ended March 31, 2015 and 2014 (in thousands):

	Three months ended March 31,
	2015	2014
Net cash provided by (used in):
Operating activities	$2,938	$(9,207)
Investing activities	(2,005)	(44)
Financing activities	(4,440)	(2,236)

Net decrease in cash and cash equivalents	(3,507)	(11,487)
Cash and cash equivalents – beginning of period	168,793	184,567

Cash and cash equivalents – end of period	$165,286	$173,080

The decrease in cash and cash equivalents for the three months ended March 31, 2015 of $3.5 million was primarily due to $18.6 million of general corporate expenditures, a $4.1 million payment of foreign withholding taxes, a $4.0 million payment of an accrued obligation associated with the 2013 acquisition of our memory and storage technologies portfolio and a $2.0 million acquisition of intangible assets partially offset by revenue generated by operations during the quarter of $25.2 million. The decrease in cash and cash equivalents for the three months ended March 31, 2014 of $11.5 million was primarily due to $9.5 million of general corporate expenditures and a $2.0 million payment of an accrued obligation associated with the 2013 acquisition of our memory and storage technologies portfolio, as revenue generated by operations during the quarter was collected in April 2014.

For the three months ended March 31, 2015, the $2.9 million of cash provided by operating activities consisted primarily of our net loss of $1.3 million adjusted for various non-cash items, including (i) $3.6 million of amortization expense associated with patents and other intangibles, (ii) $0.6 million of stock-based compensation expense and (iii) $0.5 million of non-cash loss associated with the abandonment of patents, offset by a decrease in accrued expenses and other current/non-current liabilities of $0.7 million.

For the three months ended March 31, 2014, the $9.2 million of cash used in operating activities consisted primarily of our net income of $0.8 million adjusted for various non-cash items, including (i) $4.0 million of amortization expense associated with patents and other intangibles, (ii) $1.9 million of stock-based compensation expense and (iii) $0.7 million of amortized prepaid compensation expense associated with our acquisition of Ovidian in June 2011, which was more than offset by the increase in accounts receivable of $37.7 million and the corresponding increase in accrued expenses and other current/non-current liabilities of $18.9 million.

For the three months ended March 31, 2015, the $2.0 million of cash used in investing activities was primarily due to the acquisition of intangible assets. For the three months ended March 31, 2014, the $44,000 of cash used in investing activities was primarily due to the acquisition of property and equipment.

For the three months ended March 31, 2015, the $4.4 million of cash used in financing activities consisted of a $4.0 million payment of an accrued obligation associated with the 2013 purchase of intangible assets and a $0.4 million payment to acquire the minority partner’s interest in Provitro. For the three months ended March 31, 2014, the $2.2 million of cash used in financing activities consisted of a $2.0 million payment of an accrued obligation associated with the 2013 purchase of intangible assets and $0.2 million utilized to pay statutory taxes related to vesting of restricted stock awards, partially offset by proceeds from the exercise of stock options.

Contractual Obligations. We have contractual obligations under operating lease agreements for our main office in Kirkland, Washington, and offices in California, Texas and Finland.

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

As of March 31, 2015, our cash and investment portfolio consisted of both cash and money market funds, with a fair value of $165.3 million. The primary objective of our investments in money market funds is to preserve principal, while optimizing returns and minimizing risk, and our policies require, at the time of purchase, that we make these investments in short-term, high rated securities which have a current yield of less than 1%.

March 31, 2015 (in thousands)
Cash	$29,874
Money market funds	135,412

$165,286

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Enforcement Action against Amazon et. al.—On December 18, 2013, ContentGuard filed a patent infringement lawsuit against Amazon.com, Inc., Apple Inc., Huawei Device USA, Inc. and Motorola Mobility LLC in the Eastern District of Texas, in which ContentGuard alleged that these ContentGuard Defendants infringed and continue to infringe nine of its patents by making, using, selling or offering for sale certain mobile communication and computing devices (the “Amazon Litigation”). On January 17, 2014, ContentGuard filed an amended complaint in the Amazon Litigation adding certain affiliates of the original defendants, along with HTC Corporation, HTC America Inc., Samsung Electronics Co., Ltd., Samsung Electronics America, Inc. and Samsung Telecommunications America, LLC. In August 2014, DirecTV intervened in the case and thereby became an additional ContentGuard Defendant, against whom ContentGuard asserted additional infringement claims. In March 2015, the presiding judge issued claim construction rulings that preserve the breadth of ContentGuard’s claims. Trials are scheduled for September 2015. We are unable to anticipate the timing or outcome of the Amazon Litigation.

Google Actions—On January 31, 2014, Google Inc. (“Google”) filed a declaratory judgment suit in the Northern District of California alleging that Google does not infringe the nine patents asserted in the Amazon Litigation. On February 5, 2014, ContentGuard filed a patent infringement action in the Eastern District of Texas against Google, in which ContentGuard alleges that Google has infringed and continues to infringe the same nine patents. In April 2014, the presiding judge in the Eastern District of Texas, with the endorsement of the presiding judge in the Northern District of California, ruled that all claims by and against Google will be resolved in the Eastern District of Texas, and not in the Northern District of California. The presiding judge also declined to consolidate the Google actions with the Amazon Litigation. In March 2015, the presiding judge issued claim construction rulings that preserve the breadth of ContentGuard’s claims. Trial is scheduled for September 2015. We are unable to anticipate the timing or outcome of the actions by and against Google.

IPR and CBM Petitions by ContentGuard Defendants—In December 2014, Apple filed with the United States Patent and Trademark Office (the “USPTO”) twenty-nine inter partes review (“IPR”) petitions and three covered business method (“CBM”) petitions, through which Apple is challenging the validity of all nine patents asserted in the Amazon Litigation. Also in December 2014, Google filed three CBM petitions, challenging the validity of three of the nine asserted patents. In March 2015, two of Apple’s CBM petitions were terminated in view of two substantially identical IPR petitions. In April 2015, ContentGuard filed its preliminary owner responses to all remaining petitions. The USPTO’s Patent Trial and Appeal Board (“PTAB”) will decide in the coming months whether to initiate review proceedings on some or all of the petitions and will administer and hear argument in any initiated proceedings. We are unable to predict whether or not proceedings will be initiated, or whether or not such proceedings will impact the timing or outcome of our claims against the ContentGuard Defendants.

ZTE IPRs —In early 2012, ContentGuard and its subsidiaries filed lawsuits in United States and German courts, alleging that ZTE Corporation, ZTE (USA) Inc. and ZTE Deutschland GmbH (collectively “ZTE”) infringed and continue to infringe ContentGuard patents by making, using, selling or offering for sale certain mobile communication and computing devices. ZTE subsequently filed IPR petitions with the USPTO, challenging the validity of six U.S. patents asserted by ContentGuard against ZTE. The PTAB terminated proceedings with respect to two patents, both of which emerged with valid patent claims. ZTE’s claims against the other four patents went to trial. Following trial, the PTAB rejected ZTE’s remaining challenges, and confirmed the validity of all claims in the four patents. ZTE’s time for appeal expired with no appeals filed. As a result, the decisions of the PTAB, as against ZTE, are now final. Nonetheless, all four affirmed patents have been challenged in new IPRs filed by Apple, as described in the paragraph above. We are unable to predict whether, and to what extent, the PTAB will allow Apple to challenge these previously affirmed patents in new proceedings.

ZTE Enforcement Actions— Meanwhile, in response to the claims filed against ZTE in Germany, in which ContentGuard GmbH alleged infringement of three European patents, ZTE filed a nullity action against two of the patents and an opposition proceeding against the third patent. The infringement and nullity proceedings in Germany, along with all U.S. court actions, were “put to rest” or stayed as the result of a standstill agreement signed by ContentGuard and ZTE in December 2013. ZTE prevailed in the opposition proceeding, resulting in the revocation of one European patent, which ContentGuard has appealed. The revocation has no impact on ContentGuard’s claims in Texas against the ContentGuard Defendants.

J&J Collection—In November 2012, we obtained an arbitration judgment in the U.K. against Jay and Jayendra (Pty), a South African corporation (“J&J Group”) for approximately $4.0 million. J&J Group submitted multiple appeals to the U.K.

courts, the last of which was rejected in July 2013. In December 2014, we obtained an enforcement judgment against J&J Group from a South African court. J&J Group’s time to appeal the enforcement judgment expired with no appeals filed, and we have commenced action to enforce the judgment. Due to the uncertainty of collection, we have not recognized the gain associated with the judgment. We are unable to anticipate the timing or outcome of the collection proceedings against J&J Group.

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

Patents have finite lives. Our IP portfolio currently consists of patents that expire between 2015 and 2032, as well as patent applications. Our portfolio has an average remaining life of approximately six years. If we fail to develop or acquire new patentable inventions prior to the expiration of our patents, our licensing opportunities will be limited.

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

We intend to continue investigating potential acquisitions that support our business objectives and strategy. Acquisitions are time-consuming, complex and costly. The terms of acquisition agreements tend to be heavily negotiated. As a result, we may incur significant transactional expenses, regardless of whether or not acquisitions are consummated. Moreover, the integration of acquired companies prompts significant challenges, and we can provide no assurances that the integration of acquired businesses with our business will result in the realization of the full benefits we anticipate from such acquisitions. Investigating businesses and assets and integrating newly acquired businesses or assets may be costly and time-consuming, and such activities could divert our attention from other business concerns. In addition, we might lose key employees while integrating new organizations. Acquisitions could also result in potentially dilutive issuances of equity securities or the incurrence of debt, the assumption or incurrence of contingent liabilities, possible impairment charges related to goodwill or other intangible assets or other unanticipated events or circumstances, any of which could negatively impact our financial position. We might not be successful in integrating acquired businesses and might not achieve desired revenues and cost benefits.

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

Our use of our NOLs will be significantly limited if we undergo a Tax Ownership Change, as defined in Section 382 of the Internal Revenue Code. Broadly, Pendrell will have a Tax Ownership Change if, over a three-year testing period, the portion of all stock of Pendrell, by value, owned by one or more 5% shareholder increases by more than 50 percentage points. For purposes of this test, shareholders that own less than 5% of the stock of Pendrell are aggregated into one or more separate “public groups,” each of which is treated as a 5% shareholder. In general, shares traded within a public group are not included in the Tax Ownership Change test. Despite our adoption of certain protections against a Tax Ownership Change (such as our Tax Benefits Preservation Plan), we cannot control the trading activity of our significant shareholders. If significant shareholders divest their shares in a manner or at times that do not account for the loss-limiting provisions of the Internal Revenue Code or regulations adopted thereunder, a Tax Ownership Change could occur. If a Tax Ownership Change occurs when the value of the Class A Common Stock is low, Pendrell will be permanently unable to use most of its NOLs.

Our NOLs cannot be used to offset the Personal Holding Company tax.

The Internal Revenue Code imposes an additional tax on the undistributed income of a Personal Holding Company (“PHC”). In general, a corporation will be classified as a PHC if more than 50% of its outstanding shares, measured by value, are owned directly or indirectly by five or fewer individuals and at least 60% of its adjusted gross income is Personal Holding Company Income (“PHCI”). Broadly, PHCI includes income such as dividends, interest, rents and royalties, among others. We believe that any income from ContentGuard’s resolution of its claims against the ContentGuard Defendants will be classified as PHCI. Due to the significant number of shares held by our largest shareholders, we must continually assess share ownership of Pendrell and each of our consolidated subsidiaries, including ContentGuard. To date neither Pendrell, as the parent company, nor any of our consolidated subsidiaries have incurred a PHC tax obligation. However, it is possible that action or inaction by significant shareholders could result in a future PHC tax liability. The PHC tax, which is in addition to the income tax, is currently levied at 20% of the net PHCI not distributed to the corporation’s shareholders.

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

Our Tax Benefits Preservation Plan (“Tax Benefits Plan”), as well as certain provisions in our restated articles of incorporation, may discourage takeovers, which could affect the rights of holders of our Class A common stock.

Our Tax Benefits Plan is intended to act as a deterrent against any person or group acquiring or otherwise obtaining beneficial ownership of more than 4.9% of our securities without the approval of our board of directors. In addition, our articles of incorporation require us to take all necessary and appropriate action to protect certain rights of our common shareholders, including voting, dividend and conversion rights and rights in the event of a liquidation, merger, consolidation or sale of substantially all of our assets. Our articles of incorporation also provide that we will not avoid or seek to avoid the observance or performance of those rights by charter amendment, entry into an inconsistent agreement or reorganization, recapitalization, transfer of assets, consolidation, merger, dissolution or the issuance or sale of securities. The rights protected by these provisions of the articles of incorporation include our Class B common shareholders’ right to ten votes per share on matters submitted to a vote of our shareholders and option to convert each share of Class B common stock into one share of Class A common stock. The provisions of the Tax Benefits Plan and our articles of incorporation could discourage takeovers of our company, which could adversely affect the rights of our shareholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Class A common stock securities purchases described in the table below represent the withholding of restricted stock to satisfy tax withholding obligations upon the vesting of the related restricted stock.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
January 1 – January 31, 2015	—	$—	—	—
February 1 – February 28, 2015	15,677	1.11	—	—
March 1 – March 31, 2015	21,503	1.03	—	—

	37,180	$1.07	—	—

Item 6.	Exhibits

Ex. 10.1*	Pendrell Corporation 2015 Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2015).

Ex. 10.2*	Retention Agreement effective February 16, 2015 between Pendrell Corporation and R. Gerard Salemme (incorporated herein by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2015).

Ex. 31.1	Certification of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

Ex. 31.2	Certification of the principal accounting and financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

Ex. 32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

Ex. 101	The following financial information from Pendrell Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENDRELL CORPORATION (Registrant)

Date: May 1, 2015	By:	/S/ STEVEN A. EDNIE
Steven A. Ednie Vice President and Chief Financial Officer Principal Financial and Accounting Officer