Form 10-Q
period 2015-06-30
Pendrell Corp
filed 2015-07-31
CIK 1359555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of July 24, 2015, the registrant had 213,668,271 shares of Class A common stock and 53,660,000 shares of Class B convertible common stock outstanding.

PENDRELL CORPORATION

FORM 10-Q

For the three and six months ended June 30, 2015

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Pendrell Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$156,096	$168,793
Accounts receivable	330	131
Other receivables – net of reserve $2,750 in both periods	105	69
Prepaid expenses and other current assets	672	774

Total current assets	157,203	169,767
Property in service – net of accumulated depreciation of $1,419 and $1,227, respectively	3,149	3,372
Other assets	1,387	54
Intangible assets – net of accumulated amortization of $50,251 and $43,567, respectively	103,623	109,702
Goodwill	21,209	21,209

Total	$286,571	$304,104

LIABILITIES, SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS
Current liabilities:
Accounts payable	$117	$281
Accrued expenses	3,004	5,824
Other liabilities	667	6,891

Total current liabilities	3,788	12,996
Deferred tax liability	1,521	1,521

Total liabilities	5,309	14,517

Commitments and contingencies (Note 7)
Shareholders’ equity and noncontrolling interests:
Preferred stock, $0.01 par value, 75,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.01 par value, 900,000,000 shares authorized 271,348,142 and 270,745,381 shares issued, and 213,592,079 and 212,976,489 shares outstanding	2,138	2,132
Class B convertible common stock, $0.01 par value, 150,000,000 shares authorized, 84,663,382 shares issued and 53,660,000 shares outstanding	537	537
Additional paid-in capital	1,955,018	1,952,880
Accumulated deficit	(1,679,252)	(1,671,135)

Total Pendrell shareholders’ equity	278,441	284,414

Noncontrolling interests	2,821	5,173

Total shareholders’ equity and noncontrolling interests	281,262	289,587

Total	$286,571	$304,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue	$2,147	$2,935	$27,392	$41,070
Operating expenses:
Cost of revenues	942	70	10,054	13,866
Patent administration and related costs	682	1,650	1,809	3,048
Patent litigation	485	1,931	5,042	3,969
General and administrative	3,681	6,985	8,810	14,834
Stock-based compensation	789	1,871	1,437	3,752
Amortization of intangible assets	3,589	3,991	7,185	8,030

Total operating expenses	10,168	16,498	34,337	47,499

Operating loss	(8,021)	(13,563)	(6,945)	(6,429)
Interest income	34	24	65	44
Interest expense	(1)	(42)	(42)	(106)
Gain on contingency	—	—	1,748	—
Other expense	(2)	(7)	(6)	(12)

Loss before income taxes	(7,990)	(13,588)	(5,180)	(6,503)
Income tax expense	—	—	(4,125)	(6,270)

Net loss	(7,990)	(13,588)	(9,305)	(12,773)
Net loss attributable to noncontrolling interest	(432)	(993)	(1,188)	(1,908)

Net loss attributable to Pendrell	$(7,558)	$(12,595)	$(8,117)	$(10,865)

Basic and diluted loss per share attributable to Pendrell	$(0.03)	$(0.05)	$(0.03)	$(0.04)

Weighted average shares outstanding used to compute basic and diluted loss per share	265,467,324	264,103,862	265,451,260	263,937,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Condensed Consolidated Statements Changes in Shareholders’ Equity

(In thousands, except share data, unaudited)

	Common stock			Additional paid-in capital	Accumulated deficit	Shareholders’ equity	Noncontrolling interests	Total
	Class A shares	Class B shares	Amount
Balance, December 31, 2013	212,451,224	53,660,000	$2,663	$1,941,818	$(1,619,993)	$324,488	$12,305	$336,793
Vesting of Class A common stock issued for Ovidian acquisition	—	—	—	1,486	—	1,486	—	1,486
Issuance of Class A common stock from exercise of stock options	242,206	—	2	276	—	278	—	278
Class A common stock withheld at vesting to cover statutory tax obligations	(128,295)	—	(1)	(190)	(63)	(254)	—	(254)
Stock-based compensation and issuance of restricted stock, net of forfeitures	(72,243)	—	—	3,570	—	3,570	—	3,570
Net loss	—	—	—	—	(10,865)	(10,865)	(1,908)	(12,773)

Balance, June 30, 2014	212,492,892	53,660,000	$2,664	$1,946,960	$(1,630,921)	$318,703	$10,397	$329,100

Balance, December 31, 2014	212,976,489	53,660,000	$2,669	$1,952,880	$(1,671,135)	$284,414	$5,173	$289,587
Issuance of Class A common stock from exercise of stock options	22,622	—	—	—	—	—	—	—
Class A common stock withheld at vesting to cover statutory tax obligations	(37,180)	—	(1)	(39)	—	(40)	—	(40)
Stock-based compensation and issuance of restricted stock, net of forfeitures	880,148	—	9	1,413	—	1,422	—	1,422
Repurchase of restricted stock	(250,000)	—	(2)	—	—	(2)	—	(2)
Purchase of noncontrolling interest in Provitro Biosciences LLC	—	—	—	764	—	764	(1,164)	(400)
Net loss	—	—	—	—	(8,117)	(8,117)	(1,188)	(9,305)

Balance, June 30, 2015	213,592,079	53,660,000	$2,675	$1,955,018	$(1,679,252)	$278,441	$2,821	$281,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Six months ended June 30,
	2015	2014
Operating activities:
Net loss including noncontrolling interests	$(9,305)	$(12,773)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	1,437	3,752
Amortization of intangibles	7,185	8,030
Depreciation	233	263
Amortization of prepaid compensation from Ovidian acquisition	—	1,382
Non-cash cost of patents monetized	139	579
Loss associated with the abandonment and/or disposition of patents	757	1,288
Other	43	107
Other changes in certain assets and liabilities:
Accounts receivable	(199)	(193)
Prepaid expenses and other current/non-current assets	(1,267)	660
Accounts payable	(164)	118
Accrued expenses and other current/non-current liabilities	(5,105)	399

Net cash provided by (used in) operating activities	(6,246)	3,612

Investing activities:
Purchases of property and intangible assets	(2,011)	(63)

Net cash used in investing activities	(2,011)	(63)

Financing activities:
Proceeds from exercise of stock options	—	278
Payment of statutory taxes for stock awards	(40)	(254)
Payment of accrued obligations for purchased intangible assets	(4,000)	(2,000)
Purchase of noncontrolling interest in Provitro Biosciences LLC	(400)	—

Net cash used in financing activities	(4,440)	(1,976)

Net increase (decrease) in cash and cash equivalents	(12,697)	1,573
Cash and cash equivalents – beginning of period	168,793	184,567

Cash and cash equivalents – end of period	$156,096	$186,140

Supplemental disclosures:
Income taxes paid	$4,125	$6,270

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

From acquisition through the year ended December 31, 2014, the Company attempted to develop a strategy to commercialize the Provitro™ technology, but did not generate revenue from the technology. In January 2015, the Company suspended further development of the Provitro™ technology due to the Company’s inability to identify near-term opportunities for commercialization. As a result, the Company began seeking a buyer for Provitro’s assets and took an $11.0 million impairment charge during the fourth quarter of its year ended December 31, 2014. The impairment charge was equal to the sum of its unamortized investment in the Provitro™ technology and the goodwill associated with its acquisition of Provitro.

4. Intangible Assets – Patents

During the three and six months ended June 30, 2015 and 2014, the Company sold certain patents and has included the gross proceeds in revenue. Costs associated with the patents sold, including remaining net book value, obligations to third parties for revenue share and success fees are included in cost of revenues. In future periods, these costs as a percentage of revenues may vary significantly based on the structure and terms under which we acquired the patents that we sell.

For the three and six months ended June 30, 2015, the Company recognized $0.3 million and $0.8 million of losses, respectively, on the abandonment of certain patents that were not part of existing licensing programs or for which the Company chose to no longer allocate resources to their maintenance and enforcement. For the three and six months ended June 30, 2014, the Company recognized $0.9 million and $1.3 million of losses, respectively. Costs associated with the abandonment of patents including any remaining net book value are included in patent administration and related costs.

In February 2015, the Company further enhanced its existing portfolios for an additional $2.0 million. No patents were purchased during the six months ended June 30, 2014.

As of June 30, 2015, the Company, through its subsidiaries, continues to hold approximately 1,200 issued patents worldwide, with additional patent applications pending.

5. Accrued Expenses

The following table summarizes accrued expenses (in thousands):

	June 30, 2015	December 31, 2014
Accrued payroll and related expenses	$1,266	$2,570
Accrued legal, professional and other expenses	1,738	3,254

	$3,004	$5,824

6. Other Liabilities

The following table summarizes other current liabilities (in thousands):

	June 30, 2015	December 31, 2014
Installment payment obligation	$—	$4,000
Restricted stock awards	—	2,254
Other	667	637

	$667	$6,891

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

Enforcement Action against Amazon et. al.—On December 18, 2013, ContentGuard filed a patent infringement lawsuit against Amazon.com, Inc., Apple Inc., Huawei Device USA, Inc. and Motorola Mobility LLC in the Eastern District of Texas, in which ContentGuard alleged that these entities infringed and continue to infringe nine of its patents by making, using, selling or offering for sale certain mobile communication and computing devices (the “Amazon Litigation”). On January 17, 2014, ContentGuard filed an amended complaint in the Amazon Litigation adding certain affiliates of the original defendants, along with HTC Corporation, HTC America Inc., Samsung Electronics Co., Ltd., Samsung Electronics America, Inc. and Samsung Telecommunications America, LLC. In August 2014, DirecTV intervened in the case and thereby became an additional defendant, against whom ContentGuard asserted additional infringement claims. In March 2015, the presiding judge issued claim construction rulings that preserve the breadth of ContentGuard’s claims against all defendants. In July 2015, ContentGuard agreed in principle to settle the case against Amazon, and is working with Amazon to document and complete the settlement. Trials against the remaining defendants are scheduled for September 2015. The Company is unable to anticipate the timing or outcome of the Amazon Litigation.

Google Actions—On January 31, 2014, Google Inc. (“Google”) filed a declaratory judgment suit in the Northern District of California alleging that Google does not infringe the nine patents asserted in the Amazon Litigation. On February 5, 2014, ContentGuard filed a patent infringement action in the Eastern District of Texas against Google, in which ContentGuard alleged that Google has infringed and continues to infringe the same nine patents. In April 2014, the presiding judge in the Eastern District of Texas, with the endorsement of the presiding judge in the Northern District of California, ruled that all claims by and against Google will be resolved in the Eastern District of Texas, and not in the Northern District of California. The presiding judge also declined to consolidate the Google actions with the Amazon Litigation. In March 2015, the presiding judge issued claim construction rulings that preserve the breadth of ContentGuard’s claims against Google. Trial is scheduled for September 2015. The Company is unable to anticipate the timing or outcome of the actions by and against Google.

IPR and CBM Petitions by ContentGuard Defendants—In December 2014, Apple filed with the United States Patent and Trademark Office (the “USPTO”) twenty-nine inter partes review (“IPR”) petitions and three covered business method (“CBM”) petitions, through which Apple challenged the validity of all nine patents asserted in the Amazon Litigation. Also in December 2014, Google filed three CBM petitions, challenging the validity of three of the nine asserted patents. Between March and July 2015, all of Apple’s IPR and CBM petitions were terminated or withdrawn. All but one of Google’s petitions were also terminated or withdrawn, leaving just one Google CBM petition that will proceed to trial before the USPTO’s Patent Trial and Appeal Board (“PTAB”). The Company does not believe that the one proceeding that was initiated will impact the timing of the litigated claims against Google and the defendants in the Amazon Litigation (collectively, the “ContentGuard Defendants”).

ZTE IPRs —In early 2012, ContentGuard and its subsidiaries filed lawsuits in United States and German courts, alleging that ZTE Corporation, ZTE (USA) Inc. and ZTE Deutschland GmbH (collectively “ZTE”) infringed and continue to infringe ContentGuard patents by making, using, selling or offering for sale certain mobile communication and computing devices. ZTE subsequently filed IPR petitions with the USPTO, challenging the validity of six U.S. patents asserted by ContentGuard against ZTE. The PTAB terminated proceedings with respect to two patents, both of which emerged with valid patent claims. ZTE’s claims against the other four patents went to trial. Following trial, the PTAB rejected ZTE’s remaining challenges, and confirmed the validity of all claims in the four patents. ZTE’s time for appeal expired with no appeals filed. Apple then challenged the same four patents in new IPRs, as described in the paragraph above, which the PTAB rejected. As a result, unless Apple requests PTAB reconsideration within the allowable appeal period, the decisions of the PTAB, as against ZTE and Apple, are final.

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

J&J Collection—In November 2012, the Company obtained an arbitration judgment in the U.K. against Jay and Jayendra (Pty), a South African corporation (“J&J Group”) for approximately $4.0 million. J&J Group submitted multiple appeals to the U.K. courts, the last of which was rejected in July 2013. In December 2014, the Company obtained an enforcement judgment against J&J Group from a South African court, and has commenced collection efforts. Due to the uncertainty of collection, the Company has not recognized any gain associated with the judgment. The Company is unable to anticipate the timing or outcome of the collection proceedings against J&J Group.

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

Stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Stock options	$558	$1,145	$1,020	$2,449
Restricted stock awards (1)	231	726	417	1,303

Total stock-based compensation expense	$789	$1,871	$1,437	$3,752

(1)	Stock-based compensation expense for the six months ended June 30, 2015 includes $0.2 million related to 250,000 Class A common stock restricted stock awards that were required to be treated as a liability. The Company settled the related liability with a $2.5 million payment in April 2015 and no further expense will be incurred. Stock-based compensation expense for the three and six months ended June 30, 2014 includes $0.2 million and $0.4 million, respectively, related to the awards.

Stock Options and Stock Appreciation Rights—The Company’s stock option and SARs activity for the six months ended June 30, 2015 is summarized as follows:

	Number of shares of Class A common stock underlying options and SARs	Weighted average exercise price
Outstanding – December 31, 2014	25,554,026	$1.96
Granted (1)	4,000,000	$1.34
Exercised	(250,000)	$1.20
Forfeited	(1,719,439)	$1.95

Outstanding – June 30, 2015 (2)	27,584,587	$1.88

Exercisable – June 30, 2015 (2)	17,258,292	$1.78

Vested and expected to vest – June 30, 2015 (2)	27,118,264	$1.88

(1)	During the six months ended June 30, 2015, the Company granted 4.0 million stock options to its new Chief Executive Officer (“CEO”) that vest at a rate of 25% per year over four years, with a portion of the annual vesting to occur only to the extent that the Company meets its performance objectives for the preceding calendar year under the Company’s then-applicable incentive plan. Of the 4.0 million options granted, 1.5 million vest upon the achievement of certain performance milestones for which the related performance targets have yet to be established. Accordingly, no compensation expense related to those shares has been recorded. The remaining 2.5 million options have a grant date fair value of $1.6 million.
(2)	In connection with the departure of the Company’s former CEO, Mr. Benjamin G. Wolff, in November 2014, the exercise period for Mr. Wolff’s vested stock options was extended until December 15, 2015. Excluding Mr. Wolff’s 8,927,500 vested options with a weighted average exercise price of $1.42 and a weighted average remaining life of 0.46 years, the weighted average exercise price for all other outstanding, exercisable, and vested and expected to vest options and stock appreciation rights is as follows:

	Number of Options/SARs	Weighted average exercise price
Outstanding at June 30, 2015	18,657,087	$2.09
Exercisable at June 30, 2015	8,330,792	$2.15
Vested and expected to vest at June 30, 2015	18,190,764	$2.11

Restricted Stock—The Company’s restricted stock activity for the six months ended June 30, 2015 is summarized as follows:

	Number of shares of Class A common stock underlying restricted stock awards	Weighted average fair value per share
Unvested – December 31, 2014	2,559,514	$1.67
Granted	9,170,148	$0.77
Vested	(377,398)	$3.59
Forfeited	(419,691)	$1.56

Unvested – June 30, 2015	10,932,573	$0.86

During the six months ended June 30, 2015, the Company granted 9.0 million restricted stock awards to its new CEO and 0.2 million to its board of directors. Restricted stock awards granted during the six months ended June 30, 2015 consist of the following:

	Number of shares of Class A common stock underlying restricted stock awards granted	Grant date fair value (in thousands)
Service-based	3,500,000	$4,690
Performance-based (1)	3,500,000	670
Market-based	2,000,000	1,500
Shares issued as board of director compensation	170,148	228

Total restricted stock granted	9,170,148	$7,088

(1)	Of the 3.5 million shares of performance-based restricted stock awards granted to the CEO, 3.0 million vest upon the achievement of certain performance milestones for which the related performance targets have yet to be established. Accordingly, no compensation expense related to those shares has been recorded.

The CEO’s service-based restricted stock awards vest at a rate of 25% per year over four years. The CEO’s performance-based restricted stock awards vest at a maximum rate of 25% per year over four years, but only if and to the extent the Company meets its performance objectives for the preceding calendar year under the Company’s then-applicable incentive plan. The CEO’s market-based restricted stock awards fully vest when both of the following have occurred: (i) the average closing price of the Company’s Class A common stock, measured over any period of 60 consecutive calendar days, has reached or exceeded $3.00 per share, (the “Price Trigger”) and (ii) the date is January 1, 2017 or later. If the Price Trigger is not achieved by December 31, 2019, then none of the market-based restricted stock awards will vest.

9. Gain on Contingency

During 2012, as part of the Company’s exit from the satellite business, the Company sold its partially completed medium earth orbit (“MEO”) satellites, related equipment, and contracts (collectively, the “MEO Assets”). Under the sales agreement, the Company is entitled to a substantial portion of any proceeds that the buyer generates from the resale of the MEO Assets. In January 2015, the buyer resold the MEO Assets and as a result, the Company is entitled to receive up to $6.0 million, contingent upon the buyer’s receipt of payment. On January 14, 2015, the buyer received the first of three scheduled payments for the MEO Assets, resulting in the Company’s receipt of approximately $1.7 million, and a corresponding gain on contingency for the six months ended June 30, 2015. On July 13, 2015, the buyer received the second payment for the MEO Assets, which will result in the Company’s recognition of an additional $2.2 million gain on contingency in the third quarter of 2015. Due to the uncertainty of collection, the Company has not recognized the gain that may be generated if the buyer of the MEO Assets makes the third scheduled payment in early 2016.

10. Income Taxes

The Company recorded a tax provision of $4.1 million and $6.3 million for the six months ended June 30, 2015 and 2014, respectively, related to foreign taxes withheld on revenue generated from license agreements executed with third party licensees domiciled in a foreign jurisdiction. In general, foreign taxes withheld may be claimed as a deduction on future U.S. corporate income tax returns, or as a credit against future U.S. income tax liabilities, subject to certain limitations. However, due to uncertainty regarding the Company’s ability to utilize the deduction or credit resulting from the foreign withholding, at June 30, 2015 and 2014, the Company established a full valuation allowance against the related deferred tax asset. The Company anticipates that it will not have a U.S. federal income tax liability for fiscal 2015.

Personal Holding Company Determination—The Internal Revenue Code imposes an additional tax on the undistributed income of a Personal Holding Company (“PHC”). In general, a corporation will be classified as a PHC if 50% or more of its outstanding shares, measured by value, are owned directly or indirectly by five or fewer individual shareholders at any time during the second half of the year (“Concentrated Ownership”) and at least 60% of its adjusted ordinary gross income is Personal Holding Company Income (“PHCI”). Broadly, PHCI includes items such as dividends, interest, rents and royalties, among others. Any income from ContentGuard’s resolution of its claims against the ContentGuard Defendants will likely be classified as PHCI. For a corporate subsidiary, Concentrated Ownership is determined by reference to ownership of the parent corporation(s), and the subsidiary’s income is subject to additional tests to determine whether its income renders the subsidiary a PHC. If a corporation is a PHC, generates positive net PHCI and does not distribute to its shareholders a proportionate dividend in the full amount of the net PHCI, then the undistributed net PHCI is taxed (at 20% under current law).

Due to the significant number of shares held by the Company’s largest shareholders and the type of income that the Company generates, the Company must continually assess share ownership of Pendrell and its consolidated subsidiary ContentGuard to determine whether or not there is Concentrated Ownership of either corporation. For 2015, the Company determined that Pendrell, the parent company, met the Concentrated Ownership test, but that ContentGuard has not yet met the Concentrated Ownership test due to the interest held by its minority shareholder. If Pendrell generates positive net PHCI, or if ContentGuard meets the Concentrated Ownership test and generates positive net PHCI, and they do not distribute such net PHCI to their shareholders, then the undistributed net PHCI will be subject to the PHC tax.

11. Loss per Share

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

The following table sets forth the computation of basic and diluted loss per share (in thousands, except share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net loss attributable to Pendrell	$(7,558)	$(12,595)	$(8,117)	$(10,865)

Weighted average common shares outstanding	266,499,739	266,048,476	266,494,342	266,038,413
Less: weighted average unvested restricted stock awards	(1,032,415)	(1,944,614)	(1,043,082)	(2,101,218)

Shares used for computation of basic loss per share	265,467,324	264,103,862	265,451,260	263,937,195
Add back: weighted average unvested restricted stock awards and units	—	—	—	—
Add back: dilutive stock options and stock appreciation rights	—	—	—	—

Shares used for computation of diluted loss per share (1)	265,467,324	264,103,862	265,451,260	263,937,195

Basic and diluted loss per share attributable to Pendrell	$(0.03)	$(0.05)	$(0.03)	$(0.04)

(1)	Stock options, stock appreciation rights, restricted stock awards and units totaling 38,517,160 and 33,076,030 for the three and six months ended June 30, 2015 and 2014, respectively, were excluded from the calculation of diluted loss per share as their inclusion was anti-dilutive.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During the first quarter of 2015, we licensed our memory and storage patents to SK hynix Inc. to permit the manufacture and distribution of embedded Multimedia Cards (eMMC). The license covers more than 169 patents and patents pending, and enables SK hynix to use both standards essential and implementation technologies. We have now completed three license agreements since acquiring the bulk of our memory and storage patent portfolio from Nokia in 2013, from which we received license fees and are entitled to future royalties. As a result of a license agreement signed in the first quarter of 2015, we recorded additional royalty revenue in the second quarter of 2015. We believe the pace at which we have concluded these licenses reflects the importance of our inventions, our leadership in the development of breakthrough next-generation memory solutions, and our commitment to entering into licenses on a reasonable and non-discriminatory basis. As memory and storage components become smaller and more sophisticated, our team of Finnish innovators continue to invent new technologies.

We also continue to pursue and advance our other licensing programs. However, the programs supported by our digital rights management (“DRM”) patents (in digital media and digital cinema) have been slowed by ContentGuard’s ongoing litigation in Texas, which ContentGuard felt compelled to file after negotiations with the defendants did not yield negotiated license agreements. The claim construction and discovery phases of the litigation are completed, with jury trials scheduled for September 2015.

Meanwhile, ContentGuard successfully opposed numerous IPR petitions and CBM petitions filed by Apple and Google in response to ContentGuard’s litigation against them. Apple and Google filed a total of 35 petitions, and the United States Patent and Trademark Office initiated proceedings on only one of those petitions. The other 34 petitions were either withdrawn or terminated. We do not anticipate that the one initiated proceeding will impact the timing or outcome of ContentGuard’s litigation.

In June 2015, we completed the terms of engagement for our chief executive officer, Lee Mikles. Mr. Mikles had been our Interim Chief Executive Officer and President since November 2014. During his service in an interim capacity, he gained a deeper appreciation for the Company’s potential, as reflected by his willingness to provide his talent and experience for a compensation package that is substantially equity-based, and thus tied to our future performance, with only minimal cash compensation. His resulting compensation package, which is essentially composed entirely of restricted stock, restricted stock units and stock options, also allows us to preserve additional cash to pursue initiatives.

While we focus on bringing the ContentGuard litigation to a successful conclusion, the ContentGuard product development team continues its work on Yovo®, our next-generation ephemeral photo and messaging application now supporting both iOS and Android. Yovo® is a social DRM application that enables groups to upload or share live photos from their smart phones to form a group story. Yovo® follows on the heels of the ContentGuard™ mobile digital content protection application for business users that was initially launched in December 2013 and updated in May 2014. These mobile applications, based on technologies developed by ContentGuard over the past fifteen years, including numerous new invention filings, are designed to address consumer demand for enhanced Internet privacy through solutions that restrict access to and limit the life of content. Our continuing development of these ephemeral content protection solutions reflects our commitment to continued innovation, including the development of products to commercialize our IP rights.

We continued to reduce our costs during the second quarter by eliminating certain positions, eliminating annual maintenance costs by abandoning certain patent assets that do not support our existing licensing programs, and lowering facilities costs. As a result, we ended the second quarter of 2015 with overhead costs that are substantially lower than the second quarter of 2014, while retaining the resources we deem critical to the generation of revenue from our existing assets and the continued thoughtful and measured assessment of opportunities to commercialize unique technologies and related businesses or otherwise invest our capital in opportunities which may be unrelated to our historical IP monetization activities.

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

Results of Operations

The following table is provided to facilitate the discussion of our results of operations for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue	$2,147	$2,935	$27,392	$41,070
Cost of revenues	942	70	10,054	13,866
Patent administration and related costs	682	1,650	1,809	3,048
Patent litigation	485	1,931	5,042	3,969
General and administrative	3,681	6,985	8,810	14,834
Stock-based compensation	789	1,871	1,437	3,752
Amortization of intangible assets	3,589	3,991	7,185	8,030
Interest income	34	24	65	44
Interest expense	1	42	42	106
Gain on contingency	—	—	1,748	—
Other expense	2	7	6	12
Income tax expense	—	—	4,125	6,270

Revenue. Revenue of $2.1 million for the three months ended June 30, 2015 decreased by $0.8 million, or 27%, as compared to $2.9 million for the three months ended June 30, 2014. Revenue of $27.4 million for the six months ended June 30, 2015 decreased by $13.7 million, or 33%, as compared to $41.1 million for the six months ended June 30, 2014. The decrease was primarily due to larger licensing transactions during the three and six months ended June 30, 2014.

Cost of revenues. Cost of revenues of $0.9 million for the three months ended June 30, 2015 increased by $0.8 million, or more than 100%, as compared to $0.1 million for the three months ended June 30, 2014. The increase was primarily due to higher revenue share obligations associated with revenue for the three months ended June 30, 2015 as compared to 2014. Cost of revenues of $10.1 million for the six months ended June 30, 2015 decreased by $3.8 million, or 27%, as compared to $13.9 million for the six months ended June 30, 2014. The decrease for the six months ended June 30, 2015 was primarily due to the decrease in revenue in 2015 as compared to 2014.

Patent administration and related costs. Patent administration and related costs of $0.7 million for the three months ended June 30, 2015 decreased by $1.0 million, or 59%, as compared to $1.7 million for the three months ended June 30, 2014. Patent administration and related costs of $1.8 million for the six months ended June 30, 2015 decreased by $1.2 million, or 41%, as compared to $3.0 million for the six months ended June 30, 2014. The decrease for both the three and six months was primarily due to a reduction in patent maintenance and prosecution costs resulting from the abandonment of patents during 2015 and throughout 2014 that were not part of existing licensing programs.

Patent litigation. Patent litigation expenses of $0.5 million for the three months ended June 30, 2015 decreased by $1.4 million, or 75%, as compared to $1.9 million for the three months ended June 30, 2014. The decrease during the three months ended June 30, 2015 was primarily due to a reduction in hourly attorney fees as we prepare for our upcoming jury trials in September 2015.

Patent litigation expenses of $5.0 million for the six months ended June 30, 2015 increased by $1.0 million, or 27%, as compared to $4.0 million for the six months ended June 30, 2014. This increase was primarily due to costs incurred by our subsidiary, ContentGuard, in its litigation efforts against the ContentGuard Defendants as it prepared for its March 2015 Markman hearing and upcoming jury trials scheduled for September 2015. In the absence of monetary recovery from one or more of the ContentGuard Defendants, we anticipate that patent litigation expense for the remainder of 2015 will be less than that reported for the corresponding period in the prior year.

General and administrative. General and administrative expenses of $3.7 million for the three months ended June 30, 2015 decreased by $3.3 million, or 47%, as compared to $7.0 million for the three months ended June 30, 2014. The decrease was primarily due to (i) $1.3 million reduction in employment expenses resulting from a lower headcount, (ii) $0.7 million reduction in amortized prepaid compensation expense associated with the acquisition of the Ovidian Group LLC (“Ovidian”) in June 2011 (which was fully amortized as of June 2014), (iii) $0.7 million reduction in expenses associated with Provitro, (iv) $0.4 million decrease in expenses associated with researching acquisition opportunities, and (v) $0.2 million reduction in other expenses.

General and administrative expenses of $8.8 million for the six months ended June 30, 2015 decreased by $6.0 million, or 41%, as compared to $14.8 million for the six months ended June 30, 2014. The decrease was primarily due to (i) $2.1 million reduction in employment expenses resulting from a lower headcount, (ii) $1.4 million reduction in amortized prepaid compensation expense associated with the acquisition of Ovidian in June 2011 (which was fully amortized as of June 2014), (iii) $1.1 million reduction in expenses associated with Provitro, (iv) $0.8 million decrease in expenses associated with researching acquisition opportunities, and (v) $0.6 million reduction in professional fees and other expenses.

Stock-based compensation. Stock-based compensation of $0.8 million for the three months ended June 30, 2015 decreased by $1.1 million, or 58%, as compared to $1.9 million for the three months ended June 30, 2014. Stock-based compensation of $1.4 million for the six months ended June 30, 2015 decreased by $2.4 million, or 62%, as compared to $3.8 million for the six months ended June 30, 2014. The decrease for both the three and six months was primarily due to the vesting of awards during the second quarter of 2014 and the accelerated vesting of awards in November 2014 associated with the departure of our former CEO for which no expense was incurred in 2015, partially offset by expense associated with awards issued in June 2015 to our new CEO.

Amortization of intangibles. Amortization of intangibles of $3.6 million for the three months ended June 30, 2015 decreased by $0.4 million, or 10%, as compared to $4.0 million for the three months ended June 30, 2014. Amortization of intangibles of $7.2 million for the six months ended June 30, 2015 decreased by $0.8 million, or 11%, as compared to $8.0 million for the six months ended June 30, 2014. The decrease for both the three and six months was primarily due to the abandonment of certain patents during 2015 and throughout 2014 that were not part of existing licensing programs, as well as the elimination of the amortization of the Provitro™ technology that was written down to zero in the fourth quarter of fiscal 2014.

Interest income. Interest income for the three and six months ended June 30, 2015 and 2014 was nominal and primarily related to interest earned on money market funds.

Interest expense. Interest expense for the three and six months ended June 30, 2015 and 2014 consisted of interest expense resulting from installment payment obligations associated with intangible assets acquired during 2013. The payment obligation was satisfied in March 2015 and no further interest expense is being incurred.

Gain on contingency. Gain on contingency for the six months ended June 30, 2015 was due to the receipt of $1.7 million from the disposition of assets associated with our prior satellite business.

Other expense. Other expense for the three and six months ended June 30, 2015 and 2014 was due to losses on foreign currency transactions.

Income taxes. We recorded a tax provision of $4.1 million and $6.3 million for the six months ended June 30, 2015 and 2014, respectively, related to foreign taxes withheld on revenue generated from license agreements executed with third party licensees domiciled in a foreign jurisdiction. In general, foreign taxes withheld may be claimed as a deduction on future U.S. corporate income tax returns, or as a credit against future U.S. income tax liabilities, subject to certain limitations. However, due to uncertainty regarding our ability to utilize the deduction or credit resulting from the foreign withholding, at June 30, 2015 and 2014, we established a full valuation allowance against the related deferred tax asset. We anticipate that we will not have a U.S. federal income tax liability for fiscal 2015.

Liquidity and Capital Resources

Overview. As of June 30, 2015, we had cash and cash equivalents of $156.1 million. Our primary expected cash needs for the next twelve months include ongoing operating costs associated with commercialization of our IP assets, expenses in connection with legal proceedings, and other general corporate purposes. We may also use our cash, and may incur debt or issue equity, to acquire or invest in other businesses or assets.

We believe our current balances of cash and cash equivalents and cash flows from operations will be adequate to meet our liquidity needs for the foreseeable future. Cash and cash equivalents in excess of our immediate needs are held in interest bearing accounts with financial institutions.

Cash Flows. The following table is provided to facilitate the discussion of our liquidity and capital resources for the six months ended June 30, 2015 and 2014 (in thousands):

	Six months ended June 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$(6,246)	$3,612
Investing activities	(2,011)	(63)
Financing activities	(4,440)	(1,976)

Net increase (decrease) in cash and cash equivalents	(12,697)	1,573
Cash and cash equivalents – beginning of period	168,793	184,567

Cash and cash equivalents – end of period	$156,096	$186,140

For the six months ended June 30, 2015, the $6.2 million of cash used in operating activities consisted primarily of operating expenses of $34.3 million adjusted for various non-cash items including (i) $7.2 million of amortization expense associated with patents and other intangibles, (ii) $1.4 million of stock-based compensation expense, (iii) $0.8 million of non-cash loss associated with the abandonment of patents, (iv) $0.2 million of depreciation expense and (v) $0.1 million of cost associated with patents sold as well as (a) a $5.3 decrease in accounts payable and accrued expenses, (b) a $4.1 million payment of foreign withholding taxes, and (c) a $1.4 million increase in accounts receivable, prepaids and other current/non-current assets, partially offset by revenue generated by operations during the period of $27.4 million and a $1.7 million gain on contingency.

For the six months ended June 30, 2014, the $3.6 million of cash provided by operating activities consisted primarily of revenue generated by operations of $41.1 million, partially offset by foreign taxes paid of $6.3 million and operating expenses of $47.5 million adjusted for various non-cash items, including (i) $8.0 million of amortization expense associated with patents and other intangible assets, (ii) $3.8 million of stock-based compensation expense, (iii) $1.9 million of non-cash loss associated with the abandonment and/or sale of patents, (iv) $1.4 million of amortized prepaid compensation expense associated with the acquisition of Ovidian in June 2011, (v) $0.7 million increase in prepaid expenses, and (vi) $0.5 million increase in accounts payable and accrued expenses.

For the six months ended June 30, 2015, the $2.0 million of cash used in investing activities was primarily due to the acquisition of intangible assets. For the six months ended June 30, 2014, the $0.1 million of cash used in investing activities was primarily due to the acquisition of property placed in service.

For the six months ended June 30, 2015, the $4.4 million of cash used in financing activities consisted primarily of a $4.0 million payment of an accrued obligation associated with the 2013 purchase of intangible assets and a $0.4 million payment to acquire the minority partner’s interest in Provitro. For the six months ended June 30, 2014, the $2.0 million of cash used in financing activities consisted of a $2.0 million payment of an accrued obligation associated with the 2013 purchase of intangible assets and $0.3 million utilized to pay statutory taxes related to vesting of restricted stock awards, partially offset by $0.3 million in proceeds from the exercise of stock options.

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

Off-Balance Sheet Arrangements

Other than as disclosed above under “Contractual Obligations,” we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial position, results of operations or cash flows that are material to investors.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have assessed our vulnerability to certain market risks, including interest rate risk associated with our accounts receivable, accounts payable, other liabilities, and cash and cash equivalents and foreign currency risk associated with our cash held in foreign currencies.

As of June 30, 2015, our cash and investment portfolio consisted of both cash and money market funds, with a fair value of $156.1 million. The primary objective of our investments in money market funds is to preserve principal, while minimizing risk, and our policies require, at the time of purchase, that we make these investments in short-term, high rated securities which have a current yield of less than 1%.

June 30, 2015 (in thousands)
Cash	$20,657
Money market funds	135,439

$156,096

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Enforcement Action against Amazon et. al.—On December 18, 2013, ContentGuard filed a patent infringement lawsuit against Amazon.com, Inc., Apple Inc., Huawei Device USA, Inc. and Motorola Mobility LLC in the Eastern District of Texas, in which ContentGuard alleged that these entities infringed and continue to infringe nine of its patents by making, using, selling or offering for sale certain mobile communication and computing devices (the “Amazon Litigation”). On January 17, 2014, ContentGuard filed an amended complaint in the Amazon Litigation adding certain affiliates of the original defendants, along with HTC Corporation, HTC America Inc., Samsung Electronics Co., Ltd., Samsung Electronics America, Inc. and Samsung Telecommunications America, LLC. In August 2014, DirecTV intervened in the case and thereby became an additional defendant, against whom ContentGuard asserted additional infringement claims. In March 2015, the presiding judge issued claim construction rulings that preserve the breadth of ContentGuard’s claims against all defendants. In July 2015, ContentGuard agreed in principle to settle the case against Amazon, and is working with Amazon to document and complete the settlement. Trials against the remaining defendants are scheduled for September 2015. We are unable to anticipate the timing or outcome of the Amazon Litigation.

Google Actions—On January 31, 2014, Google Inc. (“Google”) filed a declaratory judgment suit in the Northern District of California alleging that Google does not infringe the nine patents asserted in the Amazon Litigation. On February 5, 2014, ContentGuard filed a patent infringement action in the Eastern District of Texas against Google, in which ContentGuard alleged that Google has infringed and continues to infringe the same nine patents. In April 2014, the presiding judge in the Eastern District of Texas, with the endorsement of the presiding judge in the Northern District of California, ruled that all claims by and against Google will be resolved in the Eastern District of Texas, and not in the Northern District of California. The presiding judge also declined to consolidate the Google actions with the Amazon Litigation. In March 2015, the presiding judge issued claim construction rulings that preserve the breadth of ContentGuard’s claims against Google. Trial is scheduled for September 2015. We are unable to anticipate the timing or outcome of the actions by and against Google.

IPR and CBM Petitions by ContentGuard Defendants—In December 2014, Apple filed with the United States Patent and Trademark Office (the “USPTO”) twenty-nine inter partes review (“IPR”) petitions and three covered business method (“CBM”) petitions, through which Apple challenged the validity of all nine patents asserted in the Amazon Litigation. Also in December 2014, Google filed three CBM petitions, challenging the validity of three of the nine asserted patents. Between March and July 2015, all of Apple’s IPR and CBM petitions were terminated or withdrawn. All but one of Google’s petitions were also terminated or withdrawn, leaving just one Google CBM petition that will proceed to trial before the USPTO’s Patent Trial and Appeal Board (“PTAB”). We do not believe that the one proceeding that was initiated will impact the timing of the litigated claims against Google and the defendants in the Amazon Litigation (collectively, the “ContentGuard Defendants”).

ZTE IPRs—In early 2012, ContentGuard and its subsidiaries filed lawsuits in United States and German courts, alleging that ZTE Corporation, ZTE (USA) Inc. and ZTE Deutschland GmbH (collectively “ZTE”) infringed and continue to infringe ContentGuard patents by making, using, selling or offering for sale certain mobile communication and computing devices. ZTE subsequently filed IPR petitions with the USPTO, challenging the validity of six U.S. patents asserted by ContentGuard against ZTE. The PTAB terminated proceedings with respect to two patents, both of which emerged with valid patent claims. ZTE’s claims against the other four patents went to trial. Following trial, the PTAB rejected ZTE’s remaining challenges, and confirmed the validity of all claims in the four patents. ZTE’s time for appeal expired with no appeals filed. Apple then challenged the same four patents in new IPRs, as described in the paragraph above, which the PTAB rejected. As a result, unless Apple requests PTAB reconsideration within the allowable appeal period, the decisions of the PTAB, as against ZTE and Apple, are final.

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

J&J Collection—In November 2012, we obtained an arbitration judgment in the U.K. against Jay and Jayendra (Pty), a South African corporation (“J&J Group”) for approximately $4.0 million. J&J Group submitted multiple appeals to the U.K. courts, the last of which was rejected in July 2013. In December 2014, we obtained an enforcement judgment against J&J Group from a South African court, and have commenced collection efforts. Due to the uncertainty of collection, we have not recognized any gain associated with the judgment. We are unable to anticipate the timing or outcome of the collection proceedings against J&J Group.

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

The Internal Revenue Code imposes an additional tax on the undistributed income of a Personal Holding Company (“PHC”). In general, a corporation will be classified as a PHC if 50% or more of its outstanding shares, measured by value, are owned directly or indirectly by five or fewer individual shareholders at any time during the second half of the year (“Concentrated Ownership”) and at least 60% of its adjusted ordinary gross income is Personal Holding Company Income (“PHCI”). Broadly, PHCI includes items such as dividends, interest, rents and royalties, among others. Any income from ContentGuard’s resolution of its claims against the ContentGuard Defendants will likely be classified as PHCI. It is possible that action or inaction by significant shareholders at the Pendrell or ContentGuard level could result in ContentGuard meeting the Concentrated Ownership test for the year. If Pendrell generates positive net PHCI, or if ContentGuard meets the Concentrated Ownership test and generates positive net PHCI, including through the resolution of it claims against the ContentGuard Defendants, Pendrell or ContentGuard will be subject to the PHC tax on undistributed net PHCI. The PHC tax, which is in addition to the income tax, is currently levied at 20% of the net PHCI not distributed to the corporation’s shareholders.

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

The Class A common stock securities purchases described in the table below represent the fulfillment of a contractual obligation to repurchase from an employee 250,000 shares of Class A common stock for $2.5 million, or $10 per share, in April 2015.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
April 1 – April 30, 2015	250,000	$10.00	—	—
May 1 – May 31, 2015	—	—	—	—
June 1 – June 30, 2015	—	—	—	—

	250,000	$10.00	—	—

Item 6.	Exhibits

Ex. 3.1	Articles of Amendment to the Articles of Incorporation of Pendrell Corporation (incorporated herein by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2015).

Ex. 3.2	Amendment No. 1 to the Bylaws of Pendrell Corporation (incorporated herein by reference to Exhibit 3.2 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2015).

Ex. 10.1*	Employment Letter Agreement between Pendrell Corporation and Lee E. Mikles signed June 8, 2015 to be effective June 1, 2015 (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2015).

Ex. 31.1	Certification of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

Ex. 31.2	Certification of the principal accounting and financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

Ex. 32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

Ex. 101	The following financial information from Pendrell Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENDRELL CORPORATION (Registrant)

Date: July 31, 2015	By:	/S/ STEVEN A. EDNIE
Steven A. Ednie Vice President and Chief Financial Officer Principal Financial and Accounting Officer