Form 10-Q
period 2015-09-30
Pendrell Corp
filed 2015-10-30
CIK 1359555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of October 23, 2015, the registrant had 214,319,590 shares of Class A common stock and 53,660,000 shares of Class B convertible common stock outstanding.

PENDRELL CORPORATION

FORM 10-Q

For the three and nine months ended September 30, 2015

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Pendrell Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$163,617	$168,793
Accounts receivable	173	131
Other receivables – net of reserve $2,750 in both periods	1,477	69
Prepaid expenses and other current assets	418	774

Total current assets	165,685	169,767
Property in service – net of accumulated depreciation of $720 and $1,227, respectively	155	3,372
Other assets	2,156	54
Intangible assets – net of accumulated amortization of $53,750 and $43,567, respectively	99,930	109,702
Goodwill	21,209	21,209

Total	$289,135	$304,104

LIABILITIES, SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS
Current liabilities:
Accounts payable	$274	$281
Accrued expenses	3,231	5,824
Other liabilities	660	6,891

Total current liabilities	4,165	12,996
Deferred tax liability	1,521	1,521

Total liabilities	5,686	14,517

Commitments and contingencies (Note 7)
Shareholders’ equity and noncontrolling interests:
Preferred stock, $0.01 par value, 75,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.01 par value, 900,000,000 shares authorized 271,940,395 and 270,745,381 shares issued, and 214,171,503 and 212,976,489 shares outstanding	2,144	2,132
Class B convertible common stock, $0.01 par value, 150,000,000 shares authorized, 84,663,382 shares issued and 53,660,000 shares outstanding	537	537
Additional paid-in capital	1,957,080	1,952,880
Accumulated deficit	(1,679,259)	(1,671,135)

Total Pendrell shareholders’ equity	280,502	284,414

Noncontrolling interests	2,947	5,173

Total shareholders’ equity and noncontrolling interests	283,449	289,587

Total	$289,135	$304,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue	$15,465	$618	$42,857	$41,688
Operating expenses:
Cost of revenues	87	—	10,141	13,866
Patent administration and related costs	441	1,189	2,250	4,237
Patent litigation	7,080	2,717	12,122	6,686
General and administrative	4,573	5,394	13,383	20,228
Stock-based compensation	1,834	1,443	3,271	5,195
Amortization of intangible assets	3,579	3,971	10,764	12,001

Total operating expenses	17,594	14,714	51,931	62,213

Operating loss	(2,129)	(14,096)	(9,074)	(20,525)
Interest income	36	24	101	68
Interest expense	—	(43)	(42)	(149)
Gain on contingency	2,226	—	3,974	—
Other expense	(6)	(2)	(12)	(14)

Income (loss) before income taxes	127	(14,117)	(5,053)	(20,620)
Income tax expense	—	—	(4,125)	(6,270)

Net income (loss)	127	(14,117)	(9,178)	(26,890)
Net income (loss) attributable to noncontrolling interest	126	(855)	(1,062)	(2,763)

Net income (loss) attributable to Pendrell	$1	$(13,262)	$(8,116)	$(24,127)

Basic and diluted loss per share attributable to Pendrell (1)	$—	$(0.05)	$(0.03)	$(0.09)

Weighted average shares outstanding used to compute basic and diluted loss per share	265,752,826	264,627,862	265,556,183	264,169,947

(1)	Per share amount for the three months ended September 30, 2015 is less than $0.01.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Condensed Consolidated Statements Changes in Shareholders’ Equity

(In thousands, except share data, unaudited)

	Common stock			Additional paid-in capital	Accumulated deficit	Shareholders’ equity	Noncontrolling interests	Total
	Class A shares	Class B shares	Amount
Balance, December 31, 2013	212,451,224	53,660,000	$2,663	$1,941,818	$(1,619,993)	$324,488	$12,305	$336,793
Vesting of Class A common stock issued for Ovidian acquisition	—	—	—	2,229	—	2,229	—	2,229
Issuance of Class A common stock from exercise of stock options	448,771	—	4	374	—	378	—	378
Class A common stock withheld at vesting to cover statutory tax obligations	(129,534)	—	(1)	(359)	(111)	(471)	—	(471)
Stock-based compensation and issuance of restricted stock, net of forfeitures	302,098	—	4	4,917	—	4,921	—	4,921
Net loss	—	—	—	—	(24,127)	(24,127)	(2,763)	(26,890)

Balance, September 30, 2014	213,072,559	53,660,000	$2,670	$1,948,979	$(1,644,231)	$307,418	$9,542	$316,960

Balance, December 31, 2014	212,976,489	53,660,000	$2,669	$1,952,880	$(1,671,135)	$284,414	$5,173	$289,587
Issuance of Class A common stock from exercise of stock options	358,350	—	4	215	—	219	—	219
Class A common stock withheld at vesting to cover statutory tax obligations	(38,813)	—	(1)	(131)	(8)	(140)	—	(140)
Stock-based compensation and issuance of restricted stock, net of forfeitures	1,125,477	—	11	3,352	—	3,363	—	3,363
Repurchase of restricted stock	(250,000)	—	(2)	—	—	(2)	—	(2)
Purchase of noncontrolling interest in Provitro Biosciences LLC	—	—	—	764	—	764	(1,164)	(400)
Net loss	—	—	—	—	(8,116)	(8,116)	(1,062)	(9,178)

Balance, September 30, 2015	214,171,503	53,660,000	$2,681	$1,957,080	$(1,679,259)	$280,502	$2,947	$283,449

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Nine months ended September 30,
	2015	2014
Operating activities:
Net loss including noncontrolling interests	$(9,178)	$(26,890)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	3,271	5,195
Amortization of intangible assets	10,764	12,001
Depreciation	326	396
Amortization of prepaid compensation from Ovidian acquisition	—	1,380
Non-cash cost of patents monetized	139	579
Loss associated with the abandonment and/or disposition of patents	869	1,615
Loss on the disposition of property	981	—
Other	41	150
Other changes in certain assets and liabilities:
Accounts receivable	(42)	194
Prepaid expenses and other current/non-current assets	(1,298)	748
Accounts payable	(7)	104
Accrued expenses and other current/non-current liabilities	(4,775)	1,740

Net cash provided by (used in) operating activities	1,091	(2,788)

Investing activities:
Purchases of property and intangible assets	(2,049)	(114)
Proceeds associated with the disposition of property	103	—

Net cash used in investing activities	(1,946)	(114)

Financing activities:
Proceeds from exercise of stock options	219	378
Payment of statutory taxes for stock awards	(140)	(471)
Payment of accrued obligations for purchased intangible assets	(4,000)	(2,000)
Purchase of noncontrolling interest in Provitro Biosciences LLC	(400)	—

Net cash used in financing activities	(4,321)	(2,093)

Net decrease in cash and cash equivalents	(5,176)	(4,995)
Cash and cash equivalents – beginning of period	168,793	184,567

Cash and cash equivalents – end of period	$163,617	$179,572

Supplemental disclosures:
Income taxes paid	$4,125	$6,270
Supplemental disclosure of non-cash activities:
Note receivable for disposition of property	1,900	—

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

In September 2015, the Company sold Provitro’s facility and related tangible assets for $2.0 million, resulting in a $0.7 million loss which is included in general and administrative expenses for the three months ended September 30, 2015. The purchase price will be paid in installments of which $0.1 million was paid immediately, $1.3 million will be paid within twelve months and is included in other current receivables and the remaining $0.6 million is due in March 2017 and is included in other non-current assets.The Company retained its rights to Provitro’s micro-propagation technology. However, it does not expect to generate revenue from the technology in the foreseeable future.

4. Intangible Assets

During the three and nine months ended September 30, 2015 and during the nine months ended September 30, 2014, the Company sold certain patents and has included the gross proceeds in revenue. Costs associated with the patents sold, including remaining net book value, obligations to third parties for revenue share and success fees are included in cost of revenues. In future periods, these costs as a percentage of revenues may vary significantly based on the structure and terms under which we acquired the patents that we sell.

For the three and nine months ended September 30, 2015, the Company recognized $0.1 million and $0.9 million of losses, respectively, on the abandonment of certain patents that were not part of existing licensing programs or for which the Company chose to no longer allocate resources to their maintenance and enforcement. For the three and nine months ended September 30, 2014, the Company recognized $0.3 million and $1.6 million of losses, respectively. Costs associated with the abandonment of patents including any remaining net book value are included in patent administration and related costs.

In February 2015, the Company further enhanced its existing portfolios for an additional $2.0 million. No patents were purchased during the nine months ended September 30, 2014.

As of September 30, 2015, the Company, through its subsidiaries, continues to hold approximately 1,200 issued patents worldwide, with additional patent applications pending.

It is the Company’s policy to evaluate the carrying value of its intangible assets when events or circumstances indicate that the carrying amounts may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. During the three months ended September 30, 2015, certain developments arose indicating it was reasonably possible that a portion of the Company’s patents were impaired (see litigation discussion in footnote 7). However, despite these developments, the Company’s estimate of undiscounted cash flows continues to indicate that such carrying amounts are expected to be recovered. Further, the Company continues to believe that it is not more likely than not that the carrying amount of its goodwill exceeds its fair value. Nonetheless, it is reasonably possible that the Company’s ability to realize its estimated future cash flows may be impacted by the outcome of its trial scheduled with Apple in November 2015. The Company will therefore continue to evaluate the fair value of its intangible assets and goodwill as the Apple trial progresses.

5. Accrued Expenses

The following table summarizes accrued expenses (in thousands):

	September 30, 2015	December 31, 2014
Accrued payroll and related expenses	$1,574	$2,570
Accrued legal, professional and other expenses	1,657	3,254

	$3,231	$5,824

6. Other Liabilities

The following table summarizes other current liabilities (in thousands):

	September 30, 2015	December 31, 2014
Installment payment obligation	$—	$4,000
Restricted stock awards	—	2,254
Other	660	637

	$660	$6,891

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

ContentGuard Enforcement Actions—On December 18, 2013, ContentGuard filed a patent infringement lawsuit against Amazon.com, Inc., Apple Inc., Huawei Device USA, Inc. and Motorola Mobility LLC in the Eastern District of Texas (“EDTX”), in which ContentGuard alleged that these entities infringed and continue to infringe nine of its patents by making, using, selling or offering for sale certain mobile communication and computing devices (the “Apple Litigation”). On January 17, 2014, ContentGuard filed an amended complaint in the Apple Litigation adding certain affiliates of the original defendants, along with HTC Corporation, HTC America Inc., Samsung Electronics Co., Ltd., Samsung Electronics America, Inc. and Samsung Telecommunications America, LLC (collectively, “Samsung”). On January 31, 2014, Google Inc. (“Google”) filed a declaratory judgment suit in the Northern District of California alleging that Google does not infringe the nine patents asserted in the Apple Litigation. On February 5, 2014, ContentGuard filed a patent infringement action in the EDTX against Google, in which ContentGuard alleged that Google has infringed and continues to infringe the same nine patents (the “Google Litigation”). In April 2014, the presiding judge in the EDTX, with the endorsement of the presiding judge in the Northern District of California, ruled that the Google Litigation will be resolved in the EDTX, and not in the Northern District of California. Although the presiding judge in the EDTX declined to consolidate the Google Litigation with the Apple Litigation, he has administered the cases in parallel.

Amazon Settlement. In August 2015, ContentGuard settled its claims against Amazon by granting to Amazon a license to use the ContentGuard patents. In connection with the settlement, ContentGuard released Amazon from the Apple Litigation.

DirecTV Settlement. In August 2014, DirecTV intervened in the Apple Litigation and thereby became an additional defendant, against whom ContentGuard asserted additional infringement claims. In October 2015, ContentGuard commenced mediation with DirecTV. If the mediation is unsuccessful, trial against DirecTV will be scheduled for sometime in 2016.

Google and Samsung Verdict. On September 23, 2015, a jury in the Google Litigation found that the patents asserted against Google and Samsung in the Apple Litigation and Google Litigation are valid, but that Samsung products and Google products accused in the litigation do not infringe the patents. The judge entered judgment consistent with the verdict on October 13, 2015. The non-infringement decision, if not reversed or overturned in post-trial practice or on appeal, applies to all defendants in the Google Litigation and Apple Litigation that manufacture, sell or distribute Android devices that run Google Play services. The verdict and judgment do not impact the settlement and license with Amazon; nor should the jury verdict impact or delay ContentGuard’s upcoming trial against Apple. On October 26, 2015, the Android defendants filed petitions for reimbursement of approximately $0.9 million of court costs and other expenses. ContentGuard intends to ask the judge to reject certain of the reimbursement requests, but ContentGuard will likely be liable for a portion of the requested amount if the jury verdict is not reversed or overturned in post-trial practice or on appeal. Accordingly, ContentGuard may incur up to $0.9 million of additional litigation expenses associated with this trial.

Apple Trial. Jury selection in ContentGuard’s trial against Apple is scheduled for November 9, 2015, with opening arguments scheduled for November 12, 2015. Even though the United States Patent and Trademark Office (“USPTO”) has already rejected Apple’s challenges to ContentGuard’s asserted patents (as described below), and even though the jury in the Google Litigation found the patents valid, Apple will again be allowed to challenge patent validity. Apple will also be required to defend its digital rights management (“DRM”) applications against ContentGuard’s claims of infringement, without any reliance on the verdict in the Google Litigation, as Apple’s DRM applications are different than Google’s DRM applications.

Post-Trial Activities. ContentGuard is assessing the jury’s findings in the Google Litigation and evaluating its options to challenge the verdict and the judgment. The Company is unable to anticipate the outcome of any post-trial activities in the Google Litigation, or the outcome of the trial against Apple or any post-trial activities in the Apple Litigation.

IPR and CBM Petitions filed by Apple and Google—In December 2014, Apple filed with the USPTO twenty-nine inter partes review (“IPR”) petitions and three covered business method (“CBM”) petitions, through which Apple challenged the validity of all nine patents asserted in the Apple Litigation. Also in December 2014, Google filed three CBM petitions, challenging the validity of three of the nine asserted patents. Between March and July 2015, all of Apple’s IPR and CBM petitions were terminated or withdrawn. All but one of Google’s petitions were also terminated or withdrawn, leaving just one Google CBM petition that will proceed to trial before the USPTO’s Patent Trial and Appeal Board (“PTAB”).

ZTE IPRs —In early 2012, ContentGuard and its subsidiaries filed lawsuits in United States and German courts, alleging that ZTE Corporation, ZTE (USA) Inc. and ZTE Deutschland GmbH (collectively “ZTE”) infringed and continue to infringe ContentGuard patents by making, using, selling or offering for sale certain mobile communication and computing devices. ZTE subsequently filed IPR petitions with the USPTO, challenging the validity of six U.S. patents asserted by ContentGuard against ZTE. The PTAB terminated proceedings with respect to two patents, both of which emerged with valid patent claims. ZTE’s claims against the other four patents went to trial. Following trial, the PTAB rejected ZTE’s remaining challenges, and confirmed the validity of all claims in the four patents. ZTE’s time for appeal expired with no appeals filed. Apple then challenged the same four patents in new IPRs, as described in the paragraph above, which the PTAB rejected. As a result, the decisions of the PTAB, as against ZTE and Apple, are final.

ZTE Enforcement Actions—In response to the claims filed against ZTE in Germany, in which ContentGuard GmbH alleged infringement of three European patents, ZTE filed a nullity action against two of the patents and an opposition proceeding against the third patent. The infringement and nullity proceedings in Germany, along with all U.S. court actions, were “put to rest” or stayed as the result of a standstill agreement signed by ContentGuard and ZTE in December 2013. The standstill agreement has been extended through the end of the post-trial motion phase of the Google Litigation. ZTE prevailed in the opposition proceeding, resulting in the revocation of one European patent, which ContentGuard has appealed. The revocation has no impact on the Google Litigation or the Apple Litigation.

J&J Collection — In November 2012, the Company obtained an arbitration judgment in the U.K. against Jay and Jayendra (Pty), a South African corporation (“J&J Group”) for approximately $4.0 million. J&J Group submitted multiple appeals to the U.K. courts, the last of which was rejected in July 2013. In December 2014, the Company obtained an enforcement judgment against J&J Group from a South African court, and has commenced collection efforts. Due to the uncertainty of collection, the Company has not recognized any gain associated with the judgment. The Company is unable to anticipate the timing or outcome of the collection proceedings against J&J Group.

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

Stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Stock options	$835	$1,180	$1,855	$3,629
Restricted stock awards (1)	999	263	1,416	1,566

Total stock-based compensation expense	$1,834	$1,443	$3,271	$5,195

(1)	Stock-based compensation expense for the nine months ended September 30, 2015 includes $0.2 million related to 250,000 Class A common stock restricted stock awards that were required to be treated as a liability. The Company settled the related liability with a $2.5 million payment in April 2015 and no further expense will be incurred. Stock-based compensation expense for the three and nine months ended September 30, 2014 includes $0.2 million and $0.6 million, respectively, related to the awards.

Stock Options and Stock Appreciation Rights—The Company’s stock option and SARs activity for the nine months ended September 30, 2015 is summarized as follows:

	Number of shares of Class A common stock underlying options and SARs	Weighted average exercise price
Outstanding – December 31, 2014	25,554,026	$1.96
Granted (1) / (2)	6,238,300	$1.33
Exercised	(1,045,000)	$1.18
Forfeited	(1,826,188)	$1.93

Outstanding – September 30, 2015 (3)	28,921,138	$1.85

Exercisable – September 30, 2015 (3)	17,597,458	$1.77

Vested and expected to vest – September 30, 2015 (3)	28,404,947	$1.86

(1)	During the nine months ended September 30, 2015, the Company granted 4.0 million stock options to its new Chief Executive Officer (“CEO”) that vest at a rate of 25% per year over four years, with a portion of the annual vesting to occur only to the extent that the Company meets its performance objectives for the preceding calendar year under the Company’s then-applicable incentive plan. Of the 4.0 million options granted, 1.5 million vest upon the achievement of certain performance milestones for which the related performance targets have yet to be established. Accordingly, no compensation expense related to those shares has been recorded. The remaining 2.5 million options have a grant date fair value of $1.6 million.
(2)	In July 2015, the Company granted 2.2 million stock options to various employees with a grant date fair value of $1.4 million. The service-based options are 50% vested after one year, 75% vested after two years and 100% vested after three years.
(3)	In connection with the departure of the Company’s former CEO, Mr. Benjamin G. Wolff, in November 2014, the exercise period for Mr. Wolff’s vested stock options was extended until December 15, 2015. Excluding Mr. Wolff’s 8,277,500 vested options with a weighted average exercise price of $1.45 and a weighted average remaining life of 0.21 years, the weighted average exercise price for all other outstanding, exercisable, and vested and expected to vest options and stock appreciation rights is as follows:

	Number of Options/SARs	Weighted average exercise price
Outstanding at September 30, 2015	20,643,637	$2.02
Exercisable at September 30, 2015	9,319,958	$2.05
Vested and expected to vest at September 30, 2015	20,127,447	$2.03

Restricted Stock—The Company’s restricted stock activity for the nine months ended September 30, 2015 is summarized as follows:

	Number of shares of Class A common stock underlying restricted stock awards	Weighted average fair value per share
Unvested – December 31, 2014	2,559,514	$1.67
Granted	9,496,673	$0.79
Vested	(700,372)	$2.53
Forfeited	(420,316)	$1.55

Unvested – September 30, 2015	10,935,499	$0.86

Restricted stock awards granted during the nine months ended September 30, 2015, including 9.0 million restricted stock awards granted to its new CEO, consist of the following:

	Number of shares of Class A common stock underlying restricted stock awards granted	Grant date fair value (in thousands)
Service-based (1)	3,748,700	$5,016
Performance-based (2)	3,500,000	670
Market-based (3)	2,000,000	1,500
Shares issued as board of director compensation	247,973	335

Total restricted stock granted	9,496,673	$7,521

(1)	Of the 3.7 million service-based restricted stock awards granted, 3.5 million were granted to the CEO and vest at a rate of 25% per year over four years. The remaining 0.2 million of service-based restricted stock awards were granted to various employees and vest 50% after one year, 75% after two years and 100% after three years.
(2)	The 3.5 million performance-based restricted stock awards were all granted to the CEO and vest at a maximum rate of 25% per year over four years, but only if and to the extent the Company meets its performance objectives for the preceding calendar year under the Company’s then-applicable incentive plan. Of the awards granted, 3.0 million vest upon the achievement of certain performance milestones for which the related performance targets have yet to be established. Accordingly, no compensation expense related to those shares has been recorded.
(3)	The 2.0 million market-based restricted stock awards were all granted to the CEO and fully vest when both of the following have occurred: (i) the average closing price of the Company’s Class A common stock, measured over any period of 60 consecutive calendar days, has reached or exceeded $3.00 per share (the “Price Trigger”) and (ii) the date is January 1, 2017 or later. If the Price Trigger is not achieved by December 31, 2019, then none of the market-based restricted stock awards will vest.

9. Gain on Contingency

During 2012, as part of the Company’s exit from the satellite business, the Company sold its partially completed medium earth orbit (“MEO”) satellites, related equipment, and contracts (collectively, the “MEO Assets”). Under the sales agreement, the Company is entitled to a substantial portion of any proceeds that the buyer generates from the resale of the MEO Assets. In January 2015, the buyer resold the MEO Assets and as a result, the Company is entitled to receive up to $6.0 million, contingent upon the buyer’s receipt of payment. On January 14, 2015, the buyer received the first of three scheduled payments for the MEO Assets, resulting in the Company’s receipt of approximately $1.7 million. On July 13, 2015, the buyer received the second payment for the MEO Assets, which resulted in the Company’s receipt of an additional $2.2 million. The funds received have been recorded as a gain on contingency totaling $3.9 million for the nine months ended September 30, 2015. Due to the uncertainty of collection, the Company has not recognized the gain that may be generated if the buyer receives the third scheduled payment for the MEO Assets in early 2016.

10. Income Taxes

The Company recorded a tax provision of $4.1 million and $6.3 million for the nine months ended September 30, 2015 and 2014, respectively, related to foreign taxes withheld on revenue generated from license agreements executed with third party licensees domiciled in a foreign jurisdiction. In general, foreign taxes withheld may be claimed as a deduction on future U.S. corporate income tax returns, or as a credit against future U.S. income tax liabilities, subject to certain limitations. However, due to uncertainty regarding the Company’s ability to utilize the deduction or credit resulting from the foreign withholding, at September 30, 2015 and 2014, the Company established a full valuation allowance against the related deferred tax asset. The Company anticipates that it will not have a U.S. federal income tax liability for fiscal 2015.

In October 2015, the Company filed a refund claim for approximately $10.0 million of taxes previously withheld from payments made to the Company by certain licensees and remitted to the Korean government. The Company filed the refund claim as a result of recent court decisions in Korea. Due to the uncertain nature of the refund claim, the uncertain tax position has not been recorded as an income tax benefit. However, the claim does result in an increase to the Company’s unrecognized tax benefits, which if recognized in the future will impact the Company’s income tax rate.

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

Due to the significant number of shares held by the Company’s largest shareholders and the type of income that the Company generates, the Company must continually assess share ownership of Pendrell and its consolidated subsidiary ContentGuard to determine whether or not there is Concentrated Ownership of either corporation. For 2015, the Company determined that Pendrell, the parent company, met the Concentrated Ownership test, but that ContentGuard has not yet met the Concentrated Ownership test due to the interest held by its minority shareholder. If Pendrell generates positive net PHCI, or if ContentGuard meets the Concentrated Ownership test and generates positive net PHCI, and they do not distribute such net PHCI to their shareholders, then the undistributed net PHCI will be subject to the PHC tax. In this regard, any income from ContentGuard’s resolution of the Google Litigation and Apple Litigation will likely be classified as PHCI.

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

Potential dilutive Common Shares consist of the incremental Class A common stock issuable upon the exercise of outstanding stock options (both vested and unvested), stock appreciation rights, and unvested restricted stock awards and units, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of the Company’s Class A common shares for the period) because their inclusion would have been anti-dilutive.

The following table sets forth the computation of basic and diluted loss per share (in thousands, except share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income (loss) attributable to Pendrell	$1	$(13,262)	$(8,116)	$(24,127)

Weighted average common shares outstanding	267,572,793	266,520,052	266,861,073	266,200,724
Less: weighted average unvested restricted stock awards	(1,819,967)	(1,892,190)	(1,304,890)	(2,030,777)

Shares used for computation of basic loss per share	265,752,826	264,627,862	265,556,183	264,169,947
Add back: weighted average unvested restricted stock awards and units	—	—	—	—
Add back: dilutive stock options and stock appreciation rights	—	—	—	—

Shares used for computation of diluted loss per share (1)	265,752,826	264,627,862	265,556,183	264,169,947

Basic and diluted loss per share attributable to Pendrell (2)	$—	$(0.05)	$(0.03)	$(0.09)

(1)	Stock options, stock appreciation rights, restricted stock awards and units totaling 39,856,637 for the three and nine months ended September 30, 2015 and 31,031,430 for the three and nine months ended September 30, 2014, were excluded from the calculation of diluted loss per share as their inclusion was anti-dilutive.
(2)	Per share amount for the three months ended September 30, 2015 is less than $0.01.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In September 2015, a jury in the Eastern District of Texas determined that the ContentGuard patents asserted against Google and Samsung in the Apple Litigation and Google Litigation are valid. Unfortunately, the jury also found that Google and Samsung products accused in the litigation do not infringe the ContentGuard patents, which means that neither Google nor Samsung is liable to ContentGuard for damages. We believe the jury wrongly decided the infringement question, and we are therefore assessing the jury’s verdict and evaluating our options to challenge the verdict and the resulting judgment.

The non-infringement verdict, if not reversed or overturned on appeal, will apply to all defendants in the Apple Litigation that manufacture, sell or distribute Android devices that run Google Play services. The verdict may also impact our claims against ZTE, given that ZTE’s mobile devices run Google Play services. The verdict should not impact or delay ContentGuard’s upcoming trial against Apple, because Apple’s digital rights management systems are different from Google’s system, and the issue of Apple’s infringement is therefore independent of any findings regarding infringement by Google or Samsung.

We are currently investigating all post-trial options in the Google Litigation, and preparing diligently for the Apple trial, which is scheduled to commence on November 9, 2015. We remain optimistic that the Apple jury will again validate ContentGuard’s patents and hold Apple accountable for infringement. However, as with any jury trial, we are unable to predict the outcome.

While disappointing, the jury verdict in the Google Litigation does not alter our overall strategy or direction. For instance, ContentGuard signed a settlement and patent license agreement with Amazon in August 2015, and is currently in mediation with DirecTV.

We also continue to advance our other licensing programs. During the first quarter of 2015, we licensed our memory and storage patents to SK hynix Inc. to permit the manufacture and distribution of embedded Multimedia Cards (eMMC). The license covers more than 169 patents and patents pending, and enables SK hynix to use both standards essential and implementation technologies. In the second quarter of 2015, we recorded additional royalty revenue under a memory program licensing agreement signed in 2014. We believe these licenses reflect the importance of our inventions, our leadership in the development of breakthrough next-generation memory solutions, and our commitment to entering into licenses on a reasonable and non-discriminatory basis. Further, as memory and storage components become smaller and more sophisticated, our team of Finnish innovators continue to invent new technologies.

While we focus on bringing the ContentGuard litigation to a successful conclusion, the ContentGuard product development team continues its work on privacy technology and products including Yovo®, a social DRM application that enables groups of individuals to upload or share live photos from their smart phones to form a group story. During the third quarter we updated both the Android and iOS versions of Yovo®. We are also using the Yovo® privacy technology to develop Clipfeed, which will target businesses, publishers and brands who want to create and facilitate social videos.

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

We continued to reduce our costs and simplify our operations during the third quarter by divesting substantially all of Provitro’s assets, by shrinking our corporate headquarters, and by continuing to abandon patent assets that do not support our existing licensing programs. As a result, we ended the third quarter of 2015 with overhead costs that are substantially lower than the third quarter of 2014, while retaining the resources we deem critical to the generation of revenue from our existing assets and the continued thoughtful and measured assessment of opportunities to commercialize unique technologies and related businesses or otherwise invest our capital in opportunities which may be unrelated to our historical IP monetization activities.

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

Results of Operations

The following table is provided to facilitate the discussion of our results of operations for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue	$15,465	$618	$42,857	$41,688
Cost of revenues	87	—	10,141	13,866
Patent administration and related costs	441	1,189	2,250	4,237
Patent litigation	7,080	2,717	12,122	6,686
General and administrative	4,573	5,394	13,383	20,228
Stock-based compensation	1,834	1,443	3,271	5,195
Amortization of intangible assets	3,579	3,971	10,764	12,001
Interest income	36	24	101	68
Interest expense	—	43	42	149
Gain on contingency	2,226	—	3,974	—
Other expense	6	2	12	14
Income tax expense	—	—	4,125	6,270

Revenue. Revenue of $15.5 million for the three months ended September 30, 2015 increased by $14.9 million, or more than 100%, as compared to $0.6 million for the three months ended September 30, 2014. Revenue of $42.9 million for the nine months ended September 30, 2015 increased by $1.2 million, or 3%, as compared to $41.7 million for the nine months ended September 30, 2014. The increase was primarily due to an increase in licensing revenue during the three and nine months ended September 30, 2015 as compared to 2014.

Cost of revenues. Cost of revenues of $0.1 million for the three months ended September 30, 2015 increased by $0.1 million, or 100%, as compared to zero for the three months ended September 30, 2014. The increase was primarily due to higher revenue share obligations for the three months ended September 30, 2015 as compared to 2014. Cost of revenues of $10.1 million for the nine months ended September 30, 2015 decreased by $3.8 million, or 27%, as compared to $13.9 million for the nine months ended September 30, 2014. The decrease for the nine months ended September 30, 2015 was primarily due to lower revenue share obligations in the nine months ended September 30, 2015 as compared to 2014.

Patent administration and related costs. Patent administration and related costs of $0.4 million for the three months ended September 30, 2015 decreased by $0.8 million, or 63%, as compared to $1.2 million for the three months ended September 30, 2014. Patent administration and related costs of $2.3 million for the nine months ended September 30, 2015 decreased by $1.9 million, or 47%, as compared to $4.2 million for the nine months ended September 30, 2014. The decrease for both the three and nine months was primarily due to a reduction in patent maintenance and prosecution costs resulting from the abandonment of patents during 2015 and throughout 2014 that do not support our existing licensing programs.

Patent litigation. Patent litigation expenses of $7.1 million for the three months ended September 30, 2015 increased by $4.4 million, or 161%, as compared to $2.7 million for the three months ended September 30, 2014. Patent litigation expenses of $12.1 million for the nine months ended September 30, 2015 increased by $5.4 million, or 81%, as compared to $6.7 million for the nine months ended September 30, 2014. The increase for both the three and nine months was primarily due to cost reimbursements and contingent fees associated with our settlement and license agreement with Amazon.

General and administrative. General and administrative expenses of $4.6 million for the three months ended September 30, 2015 decreased by $0.8 million, or 15%, as compared to $5.4 million for the three months ended September 30, 2014. The decrease was primarily due to (i) $1.2 million reduction in employment expenses resulting from a lower headcount, (ii) $0.3 million decrease in expenses associated with researching acquisition opportunities, (iii) $0.1 million reduction in expenses associated with Provitro, and (iv) $0.2 million reduction in professional fees and other expenses, partially offset by the $1.0 million loss on the sale of the Provitro assets and disposal of corporate office assets.

General and administrative expenses of $13.4 million for the nine months ended September 30, 2015 decreased by $6.8 million, or 34%, as compared to $20.2 million for the nine months ended September 30, 2014. The decrease was primarily due to (i) $3.5 million reduction in employment expenses resulting from a lower headcount, (ii) $1.4 million reduction in amortized prepaid compensation expense associated with the acquisition of Ovidian in June 2011 (which was fully amortized as of June 2014), (iii) $1.2 million reduction in expenses associated with Provitro, (iv) $1.1 million decrease in expenses associated with researching acquisition opportunities, and (v) $0.6 million reduction in professional fees and other expenses partially offset by the $1.0 million loss on the sale of the Provitro assets and the disposal of corporate office assets.

Stock-based compensation. Stock-based compensation of $1.8 million for the three months ended September 30, 2015 increased by $0.4 million, or 27%, as compared to $1.4 million for the three months ended September 30, 2014. The increase for the three months was due to expense associated with awards issued in June 2015 to our new CEO.

Stock-based compensation of $3.3 million for the nine months ended September 30, 2015 decreased by $1.9 million, or 37%, as compared to $5.2 million for the nine months ended September 30, 2014. The decrease for the nine months was primarily due to the vesting of awards during the second quarter of 2014 and the accelerated vesting of awards in November 2014 associated with the departure of our former CEO for which no expense was incurred in 2015, partially offset by expense associated with awards issued in June 2015 to our new CEO.

Amortization of intangibles. Amortization of intangibles of $3.6 million for the three months ended September 30, 2015 decreased by $0.4 million, or 10%, as compared to $4.0 million for the three months ended September 30, 2014. Amortization of intangibles of $10.8 million for the nine months ended September 30, 2015 decreased by $1.2 million, or 10%, as compared to $12.0 million for the nine months ended September 30, 2014. The decrease for both the three and nine months was primarily due to the abandonment of certain patents during 2015 and throughout 2014 that do not support our existing licensing programs, as well as the elimination of the amortization of the Provitro™ technology that was written down to zero in the fourth quarter of fiscal 2014.

Interest income. Interest income for the three and nine months ended September 30, 2015 and 2014 was nominal and primarily related to interest earned on money market funds.

Interest expense. Interest expense for the nine months ended September 30, 2015 and for the three and nine months ended September 30, 2014 consisted of interest expense resulting from installment payment obligations associated with intangible assets acquired during 2013. The payment obligation was satisfied in March 2015 and no further interest expense is being incurred.

Gain on contingency. Gain on contingency for the nine months ended September 30, 2015 was due to the receipt of $3.9 million from the disposition of assets associated with our former satellite business.

Other expense. Other expense for the three and nine months ended September 30, 2015 and 2014 was due to losses on foreign currency transactions.

Income taxes. We recorded a tax provision of $4.1 million and $6.3 million for the nine months ended September 30, 2015 and 2014, respectively, related to foreign taxes withheld on revenue generated from license agreements executed with third party licensees domiciled in a foreign jurisdiction. In general, foreign taxes withheld may be claimed as a deduction on future U.S. corporate income tax returns, or as a credit against future U.S. income tax liabilities, subject to certain limitations. However, due to uncertainty regarding our ability to utilize the deduction or credit resulting from the foreign withholding, at September 30, 2015 and 2014, we established a full valuation allowance against the related deferred tax asset. We anticipate that we will not have a U.S. federal income tax liability for fiscal 2015.

Liquidity and Capital Resources

Overview. As of September 30, 2015, we had cash and cash equivalents of $163.6 million. Our primary expected cash needs for the next twelve months include ongoing operating costs associated with commercialization of our IP assets, expenses in connection with legal proceedings, and other general corporate purposes. We may also use our cash, and may incur debt or issue equity, to acquire or invest in other businesses or assets.

We believe our current balances of cash and cash equivalents and cash flows from operations will be adequate to meet our liquidity needs for the foreseeable future. Cash and cash equivalents in excess of our immediate needs are held in interest bearing accounts with financial institutions.

Cash Flows. The following table is provided to facilitate the discussion of our liquidity and capital resources for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine months ended September 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$1,091	$(2,788)
Investing activities	(1,946)	(114)
Financing activities	(4,321)	(2,093)

Net increase (decrease) in cash and cash equivalents	(5,176)	(4,995)
Cash and cash equivalents – beginning of period	168,793	184,567

Cash and cash equivalents – end of period	$163,617	$179,572

For the nine months ended September 30, 2015, the $1.1 million of cash provided by operating activities consisted primarily of revenue generated by operations of $42.9 million and a $3.9 million gain on contingency from the disposition of assets associated with our former satellite business, partially offset by (i) foreign taxes paid of $4.1 million, (ii) a $4.8 million decrease in accounts payable and accrued expenses, (iii) a $1.3 million increase in accounts receivable, prepaids and other current/non-current assets and (iv) operating expenses of $51.9 million adjusted for various non-cash items including (a) $10.8 million of amortization expense associated with patents and other intangibles, (b) $3.3 million of stock-based compensation expense, (c) $1.0 million of loss on the sale of the Provitro assets and the disposal of corporate office assets, (d) $0.9 million of non-cash loss associated with the abandonment of patents, (e) $0.3 million of depreciation expense, and (f) $0.1 million of cost associated with patents sold.

For the nine months ended September 30, 2014, the $2.8 million of cash used by operating activities consisted primarily of operating expenses of $62.2 million adjusted for various non-cash items, including (i) $12.0 million of amortization expense associated with patents and other intangible assets, (ii) $5.2 million of stock-based compensation expense, (iii) $2.2 million of non-cash loss associated with the abandonment and/or sale of patents, (iv) $1.4 million of amortized prepaid compensation expense associated with the acquisition of Ovidian in June 2011 and (v) $0.6 million of depreciation and other noncash expenses, as well as foreign taxes paid of $6.3 million, partially offset by (a) revenue generated by operations of $41.7 million, (b) $1.8 million increase in accounts payable and accrued expenses, and (c) $0.9 million decrease in accounts receivable and prepaid expenses.

For the nine months ended September 30, 2015, the $1.9 million of cash used in investing activities was primarily due to the $2.0 million acquisition of intangible assets in February 2015, partially offset by $0.1 million of proceeds associated with the disposition of property. For the nine months ended September 30, 2014, the $0.1 million of cash used in investing activities was primarily due to the acquisition of property placed in service.

For the nine months ended September 30, 2015, the $4.3 million of cash used in financing activities consisted primarily of a $4.0 million payment of an accrued obligation associated with the 2013 purchase of intangible assets and a $0.4 million payment to acquire the minority partner’s interest in Provitro, partially offset by net proceeds of $0.1 million related to stock option/award activity. For the nine months ended September 30, 2014, the $2.1 million of cash used in financing activities consisted of a $2.0 million payment of an accrued obligation associated with the 2013 purchase of property and intangible assets and $0.5 million utilized to pay statutory taxes related to vesting of restricted stock awards, offset by $0.4 million in proceeds from the exercise of stock options.

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

As of September 30, 2015, our cash and investment portfolio consisted of both cash and money market funds, with a fair value of $163.6 million. The primary objective of our investments in money market funds is to preserve principal, while minimizing risk, and our policies require, at the time of purchase, that we make these investments in short-term, high rated securities which have a current yield of less than 1%.

September 30, 2015 (in thousands)
Cash	$28,148
Money market funds	135,469

$163,617

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

ContentGuard Enforcement Actions—On December 18, 2013, ContentGuard filed a patent infringement lawsuit against Amazon.com, Inc., Apple Inc., Huawei Device USA, Inc. and Motorola Mobility LLC in the Eastern District of Texas (“EDTX”), in which ContentGuard alleged that these entities infringed and continue to infringe nine of its patents by making, using, selling or offering for sale certain mobile communication and computing devices (the “Apple Litigation”). On January 17, 2014, ContentGuard filed an amended complaint in the Apple Litigation adding certain affiliates of the original defendants, along with HTC Corporation, HTC America Inc., Samsung Electronics Co., Ltd., Samsung Electronics America, Inc. and Samsung Telecommunications America, LLC (collectively, “Samsung”). On January 31, 2014, Google Inc. (“Google”) filed a declaratory judgment suit in the Northern District of California alleging that Google does not infringe the nine patents asserted in the Apple Litigation. On February 5, 2014, ContentGuard filed a patent infringement action in the EDTX against Google, in which ContentGuard alleged that Google has infringed and continues to infringe the same nine patents (the “Google Litigation”). In April 2014, the presiding judge in the EDTX, with the endorsement of the presiding judge in the Northern District of California, ruled that the Google Litigation will be resolved in the EDTX, and not in the Northern District of California. Although the presiding judge in the EDTX declined to consolidate the Google Litigation with the Apple Litigation, he has administered the cases in parallel.

Amazon Settlement. In August 2015, ContentGuard settled its claims against Amazon by granting to Amazon a license to use the ContentGuard patents. In connection with the settlement, ContentGuard released Amazon from the Apple Litigation.

DirecTV Settlement. In August 2014, DirecTV intervened in the Apple Litigation and thereby became an additional defendant, against whom ContentGuard asserted additional infringement claims. In October 2015, ContentGuard commenced mediation with DirecTV. If the mediation is unsuccessful, trial against DirecTV will be scheduled for sometime in 2016.

Google and Samsung Verdict. On September 23, 2015, a jury in the Google Litigation found that the patents asserted against Google and Samsung in the Apple Litigation and Google Litigation are valid, but that Samsung products and Google products accused in the litigation do not infringe the patents. The judge entered judgment consistent with the verdict on October 13, 2015. The non-infringement decision, if not reversed or overturned in post-trial practice or on appeal, applies to all defendants in the Google Litigation and Apple Litigation that manufacture, sell or distribute Android devices that run Google Play services. The verdict and judgment do not impact the settlement and license with Amazon; nor should the jury verdict impact or delay ContentGuard’s upcoming trial against Apple. On October 26, 2015, the Android defendants filed petitions for reimbursement of approximately $0.9 million of court costs and other expenses. ContentGuard intends to ask the judge to reject certain of the reimbursement requests, but ContentGuard will likely be liable for a portion of the requested amount if the jury verdict is not reversed or overturned in post-trial practice or on appeal. Accordingly, ContentGuard may incur up to $0.9 million of additional litigation expenses associated with this trial.

Apple Trial. Jury selection in ContentGuard’s trial against Apple is scheduled for November 9, 2015, with opening arguments scheduled for November 12, 2015. Even though the United States Patent and Trademark Office (“USPTO”) has already rejected Apple’s challenges to ContentGuard’s asserted patents (as described below), and even though the jury in the Google Litigation found the patents valid, Apple will again be allowed to challenge patent validity. Apple will also be required to defend its digital rights management (“DRM”) applications against ContentGuard’s claims of infringement, without any reliance on the verdict in the Google Litigation, as Apple’s DRM applications are different than Google’s DRM applications.

Post-Trial Activities. ContentGuard is assessing the jury’s findings in the Google Litigation and evaluating its options to challenge the verdict and the judgment. We are unable to anticipate the outcome of any post-trial activities in the Google Litigation, or the outcome of the trial against Apple or any post-trial activities in the Apple Litigation.

IPR and CBM Petitions filed by Apple and Google—In December 2014, Apple filed with the USPTO twenty-nine inter partes review (“IPR”) petitions and three covered business method (“CBM”) petitions, through which Apple challenged the validity of all nine patents asserted in the Apple Litigation. Also in December 2014, Google filed three CBM petitions, challenging the validity of three of the nine asserted patents. Between March and July 2015, all of Apple’s IPR and CBM petitions were terminated or withdrawn. All but one of Google’s petitions were also terminated or withdrawn, leaving just one Google CBM petition that will proceed to trial before the USPTO’s Patent Trial and Appeal Board (“PTAB”).

ZTE IPRs —In early 2012, ContentGuard and its subsidiaries filed lawsuits in United States and German courts, alleging that ZTE Corporation, ZTE (USA) Inc. and ZTE Deutschland GmbH (collectively “ZTE”) infringed and continue to infringe ContentGuard patents by making, using, selling or offering for sale certain mobile communication and computing devices. ZTE subsequently filed IPR petitions with the USPTO, challenging the validity of six U.S. patents asserted by ContentGuard against ZTE. The PTAB terminated proceedings with respect to two patents, both of which emerged with valid patent claims. ZTE’s claims against the other four patents went to trial. Following trial, the PTAB rejected ZTE’s remaining challenges, and confirmed the validity of all claims in the four patents. ZTE’s time for appeal expired with no appeals filed. Apple then challenged the same four patents in new IPRs, as described in the paragraph above, which the PTAB rejected. As a result, the decisions of the PTAB, as against ZTE and Apple, are final.

ZTE Enforcement Actions—In response to the claims filed against ZTE in Germany, in which ContentGuard GmbH alleged infringement of three European patents, ZTE filed a nullity action against two of the patents and an opposition proceeding against the third patent. The infringement and nullity proceedings in Germany, along with all U.S. court actions, were “put to rest” or stayed as the result of a standstill agreement signed by ContentGuard and ZTE in December 2013. The standstill agreement has been extended through the end of the post-trial motion phase of the Google Litigation. ZTE prevailed in the opposition proceeding, resulting in the revocation of one European patent, which ContentGuard has appealed. The revocation has no impact on the Google Litigation or the Apple Litigation.

J&J Collection — In November 2012, we obtained an arbitration judgment in the U.K. against Jay and Jayendra (Pty), a South African corporation (“J&J Group”) for approximately $4.0 million. J&J Group submitted multiple appeals to the U.K. courts, the last of which was rejected in July 2013. In December 2014, we obtained an enforcement judgment against J&J Group from a South African court, and have commenced collection efforts. Due to the uncertainty of collection, we have not recognized any gain associated with the judgment. We are unable to anticipate the timing or outcome of the collection proceedings against J&J Group.

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

Patents have finite lives. Our IP portfolio currently consists of patents that expire between 2015 and 2032, as well as patent applications. Our portfolio has an average remaining life of approximately nine years. If we fail to develop or acquire new patentable inventions prior to the expiration of our patents, our licensing opportunities will be limited.

We may have a limited number of prospective licensees.

The patent portfolios that we own and may acquire in the future may be applicable to only a limited number of prospective licensees. As such, if we are unable to enter into licenses with this limited group, and if we fail to expand the breadth and depth of our patent portfolios, licensing revenue will be adversely impacted. For instance, following the final resolution of the Google Litigation and Apple Litigation, there will be very few mobile device manufacturers that have not signed a license with ContentGuard or otherwise resolved ContentGuard’s claims against them.

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

We may choose to pursue litigation or other enforcement action to protect our intellectual property rights, such as the Apple Litigation and Google Litigation. Enforcement proceedings are typically protracted and complex, and might require cooperation of inventors and others who are unwilling or unable to assist with enforcement. Litigation also involves several stages, including the potential for a prolonged appeals process. The costs are typically substantial, and the outcomes are unpredictable. We may receive a ruling or judgment, or we may enter into licenses or settlement agreements that might compel us to revalue the IP assets that we are enforcing or the goodwill value of our enforcing subsidiary, which in turn might result in a reduction to the financial statement carrying value of such assets through a corresponding impairment charge which would adversely affect our results of operations and our financial position. Enforcement actions will likely divert our managerial, technical, legal and financial resources from business operations. In certain cases, we may conclude that these costs and risks outweigh the potential benefits that would arise from successful enforcement, in which event we may opt not to pursue enforcement.

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

Our assets include patents that are integral to our business and revenues. Prospective licensees or competitors may challenge the validity, scope, enforceability and ownership of our patents. Their challenges may include review requests in the relevant patent and trademark office, such as the inter partes review and covered business method proceedings initiated by ZTE, Apple and Google. Review proceedings are costly and time-consuming, and we cannot predict their outcome or consequences. Such proceedings may narrow the scope of our claims or may cancel some or all of our claims. If some or all of our patent claims are canceled, we could be prevented from enforcing or earning future revenues from such patents. Even if our claims are not canceled, enforcement actions against alleged infringers may be stayed pending resolution of reviews, or courts or tribunals reviewing our patent claims could make findings adverse to our interests based on facts presented in review proceedings. Irrespective of outcome, review challenges may result in substantial legal expenses and diversion of management’s time and attention away from our other business operations. Adverse decisions could impair the value of our inventions or result in a loss of our proprietary rights and may adversely affect our results of operations and our financial position.

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

Patent laws may continue to change, and may alter protections afforded to owners of patent rights, impose additional enforcement risks, increase the costs of enforcement, or increase our licensing cycles. For instance, during 2013 and 2015, legislative initiatives were introduced to address perceived patent abuses by non-practicing entities. Even if legislative initiatives do not directly impact our business, such initiatives might encourage manufacturers to infringe our IP rights, lengthen our licensing cycles, increase the likelihood that we will litigate to enforce our IP rights, or make it more difficult and expensive to license our patents or enforce our patents against parties using our inventions without a license. Moreover, increased focus on the growing number of patent-related lawsuits may result in legislative changes which increase our costs and related risks of asserting patent enforcement actions.

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

Our operating results may fluctuate and, as such, our operating results are difficult to predict. You should not rely on quarterly or annual comparisons of our results of operations as an indication of our future performance. Factors that could cause our operating results to fluctuate during any period or that could adversely affect our operating results include the timing of license, sales and consulting agreements, compliance with such agreements, the terms and conditions for payment under those agreements, our ability to protect and enforce our intellectual property rights, costs of enforcement, changes in demand for products that incorporate our inventions, the time period between commencement and completion of license negotiations or enforcement proceedings, revenue recognition principles, and changes in accounting policies.

Our revenues have not and may not offset our operating expenses.

Through 2014, we developed and expanded our business by acquiring IP assets, developing new solutions and products and expanding the reach and scope of our IP business. We also incurred expenses to hire new personnel, including employees for IP services, patent research and analysis, development of reporting systems and general and administrative functions and to pay legal fees for IP enforcement activities. As a result, our costs exceeded our revenues, and although we have scaled back our expansion efforts and our costs in 2015, we anticipate that costs will continue to exceed revenues until and unless we generate additional revenue from our existing assets. If we are not successful in generating revenue that is sufficient to offset our expenses, our financial position will be negatively impacted.

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

The governing documents for ContentGuard describe certain actions that require unanimous consent of the ContentGuard shareholders. Specifically, we entered into a voting agreement with Time Warner that survives so long as Time Warner holds a material interest in ContentGuard, and which requires the prior written consent of both us and Time Warner before ContentGuard commits its patents to a standards body or patent pool, grants any license that facilitates copyright theft, undertakes certain litigation, or sells or transfers any material patents free of these three restrictions. Historically, shareholder consent requirements have not adversely impacted our business, but circumstances could change. Moreover, we may enter into investments in the future that involve similar or more restrictive governance provisions. If our interests and the interests of our partners or other shareholders in these investments diverge, we may be unable to capitalize on business opportunities or prevented from realizing favorable returns on investments.

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

We have substantial historical net operating losses (“NOLs”) for United States federal income tax purposes. A significant portion of our NOL was triggered when we disposed of our satellite assets. We believe these NOLs can be carried forward to offset certain future taxable income. However, our ability to benefit from these historical NOLs is dependent on the generation of future taxable income during the loss carryforward period. The NOL carryforward period begins to expire in 2025 with the bulk of the NOLs expiring in 2032. If the tax laws are amended to limit or eliminate our ability to carryforward the NOLs for any reason, or to lower income tax rates, the value of the NOLs may be significantly reduced.

An Ownership Change under Section 382 of the Internal Revenue Code may significantly limit our ability to use NOLs to offset future taxable income.

Our use of our NOLs will be significantly limited if we undergo a Tax Ownership Change, as defined in Section 382 of the Internal Revenue Code. Broadly, a Tax Ownership Change will occur if, over a three-year testing period, the percentage of our stock, by value, owned by one or more 5% shareholder increases by more than 50 percentage points. For purposes of this test, shareholders that own less than 5% of our stock are aggregated into one or more separate “public groups,” each of which is treated as a 5% shareholder. In general, shares traded within a public group are not included in the Tax Ownership Change test. Despite our adoption of certain protections against a Tax Ownership Change (such as our Tax Benefits Preservation Plan), we cannot control the trading activity of our significant shareholders. If significant shareholders divest their shares in a manner or at times that do not account for the loss-limiting provisions of the Internal Revenue Code or regulations adopted thereunder, a Tax Ownership Change could occur. If a Tax Ownership Change occurs when the value of our Class A Common Stock is low, we will be permanently unable to use most of our NOLs.

Our NOLs cannot be used to offset the Personal Holding Company tax.

The Internal Revenue Code imposes an additional tax on the undistributed income of a Personal Holding Company (“PHC”). In general, a corporation will be classified as a PHC if 50% or more of its outstanding shares, measured by value, are owned directly or indirectly by five or fewer individual shareholders at any time during the second half of the year (“Concentrated Ownership”) and at least 60% of its adjusted ordinary gross income is Personal Holding Company Income

(“PHCI”). Broadly, PHCI includes items such as dividends, interest, rents and royalties, among others. Any income from the Apple Litigation and the Google Litigation will likely be classified as PHCI. It is possible that action or inaction by our significant shareholders or by Time Warner (at the ContentGuard level) could result in ContentGuard meeting the Concentrated Ownership test for the year. If Pendrell generates positive net PHCI, or if ContentGuard meets the Concentrated Ownership test and generates positive net PHCI, including through the resolution of the Apple Litigation and Google Litigation, Pendrell or ContentGuard will be subject to the PHC tax on undistributed net PHCI. The PHC tax, which is in addition to the income tax, is currently levied at 20% of the net PHCI not distributed to the corporation’s shareholders.

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

Risks Related to Our Class A Common Stock

If we are delisted from Nasdaq, our ability to access the capital markets could be negatively impacted.

Our common stock is listed for trading on the Nasdaq Global Select Market (“Nasdaq”). We must satisfy Nasdaq’s continued listing requirements, including, among other things, Listing Rule 5450(a)(1) (the “Listing Rule”), which requires listed companies to maintain a minimum closing bid price of $1.00 per share. On September 24, 2015, the closing bid price of our Class A Common Stock fell below $1.00 and has remained below $1.00. If the closing bid price remains below a $1.00 for more than 30 consecutive trading days, the Listing Rule provides that we will receive a notice from Nasdaq that we do not comply with the Listing Rule and we will have 180 days to comply with the Listing Rule. We may regain compliance if the price of our Class A Common Stock closes at $1.00 per share or more for a minimum of 10 consecutive business days at any time during the 180 day cure period. If we fail to comply with the Listing Rule within that time period, and fail to extend the compliance time period, Nasdaq may delist our stock, in which case our stock (i) may be more thinly traded, making it more difficult for our shareholders to sell shares, (ii) may experience greater price volatility, and (iii) may not attract analyst coverage, all which may result in a lower stock price. In addition, delisting could harm our ability to raise capital through financing sources on terms acceptable to us, or at all, and result in the potential loss of confidence by investors, increased employee turnover, and fewer business development opportunities.

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

We are a “controlled company” within the meaning of the Nasdaq Marketplace Rules and, as a result, will qualify for, and may rely on, exemptions from certain corporate governance requirements.

Eagle River controls approximately 65% of the voting power of our outstanding capital stock. As a result, we are a “controlled company” within the meaning of the Nasdaq corporate governance standards, and therefore may elect not to comply with certain Nasdaq corporate governance requirements, including (i) the requirement that a majority of the board of directors consist of independent directors, (ii) the requirement that the compensation of officers be determined, or recommended to the board of directors for determination, by a majority of the independent directors or a compensation committee comprised solely of independent directors, and (iii) the requirement that director nominees be selected, or recommended for the board of directors’ selection, by a majority of the independent directors or a nominating committee comprised solely of independent directors with a written charter or board resolution addressing the nomination process. We do not currently rely on any of these exemptions, but reserve the right to do so in the future. If we choose to do so, our shareholders may not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

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

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
July 1 – July 31, 2015	1,633	$1.35	—	—
August 1 – August 31, 2015	55,551	1.34	—	—
September 1 – September 30, 2015	17,094	1.37	—	—

	74,278	$1.35	—	—

Item 6.	Exhibits

Ex. 10.1	Form of Restricted Stock Unit Agreement under 2012 Equity Incentive Plan.*

Ex. 10.2	Form of Restricted Stock Award Agreement under 2012 Equity Incentive Plan.*

Ex. 31.1	Certification of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

Ex. 31.2	Certification of the principal accounting and financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

Ex. 32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

Ex. 101	The following financial information from Pendrell Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENDRELL CORPORATION (Registrant)

Date: October 30, 2015	By:	/s/ STEVEN A. EDNIE
Steven A. Ednie Vice President and Chief Financial Officer Principal Financial and Accounting Officer