Form 10-K
period 2015-12-31
Pendrell Corp
filed 2016-03-04
CIK 1359555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

As of June 30, 2015, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $237,203,993

As of February 26, 2016, the registrant had 214,311,266 shares of Class A common stock and 53,660,000 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2016 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

PENDRELL CORPORATION

2015 ANNUAL REPORT ON FORM 10-K

PART I

This Annual Report on Form 10-K (“Form 10-K”) contains certain forward-looking statements regarding future events and our future operating results that are subject to the safe harbors created under the Securities Act of 1933, as amended (“Securities Act”), and the Securities Exchange Act of 1934, as amended (“Exchange Act”). These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statements. Factors that might cause or contribute to such a difference include, but are not limited to, those discussed under “Item 1A of Part I – Risk Factors” and elsewhere in this Form 10-K. The forward-looking statements included in this document are made only as of the date of this report, and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

Item 1.	Business.

Overview

Pendrell Corporation (“Pendrell”), with its consolidated subsidiaries, is referred to as “us,” “we,” or the “Company.” Pendrell has, for the past four years, invested in, acquired and monetized intellectual property (“IP”) rights. We are continuing our efforts to monetize our IP assets. We are also evaluating our IP investments to determine whether retention or disposition is appropriate. We no longer advise clients on IP strategies and transactions.

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

Our Business

Revenue Generating Activities

We generate revenues by licensing and selling our IP rights to others. Prior to 2016, we also generated revenue by advising clients on various IP matters. Our subsidiaries hold patents that support four IP licensing programs that we own and manage: (i) digital media, (ii) digital cinema, (iii) wireless technologies, and (iv) memory and storage technologies.

Our digital media program is supported by patents and patent applications designed to protect against unauthorized duplication and use of digital content that is transferred from a source to one or more electronic devices. The majority of our digital media patents and patent applications came to us through our October 2011 purchase of a 90.1% interest in ContentGuard Holdings, Inc. (“ContentGuard”), where we partnered with Time Warner to expand the development and licensing of ContentGuard’s portfolio of digital rights management (“DRM”) technologies. Our digital media licensees include manufacturers, distributors and providers of consumer products, including Amazon, Casio Hitachi Mobile Communications, DirecTV, Fujitsu, LG Electronics, Microsoft Corporation, Nokia, Panasonic, Pantech, Sharp, Sony, Toshiba, Technicolor, S.A., Time Warner and Xerox Corporation. Other companies that manufacture, distribute or provide DRM-enabled consumer products and that we believe use ContentGuard’s innovations, including Apple, Google, HTC, Huawei, Motorola Mobility and Samsung (the “ContentGuard Defendants”), did not take a license to our digital media assets, which prompted us to file claims against them for patent infringement.

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

Our wireless technologies program is supported by U.S. and foreign patents and patent applications, many of which enable key functionality in cellular and digital wireless devices and infrastructure. These patents and patent applications were developed by leading innovators in the wireless space, including Philips, IBM and ETRI, and cover key innovations in the cellular industry and digital wireless arena. Key technologies covered include 3G (e.g., W-CDMA, HSDPA, HSUPA), 4G (e.g., LTE, VoLTE), Bluetooth, Wi-Fi, and NFC technologies. Potential licensees include suppliers, manufacturers, distributors, and providers of wireless devices and infrastructure, including manufacturers and distributors of handsets, tablets, laptops, and other connected devices. We launched our wireless technologies program in Fall 2012, but have not yet generated material revenue through the program.

Our memory and storage technologies program is supported by patents and patent applications, the majority of which were acquired from Nokia Corporation in March 2013, of which 81 have been declared by Nokia to be essential to standards that are applicable to memory and storage technologies used in electronic devices. These patents cover embedded memory components and storage subsystems. Potential licensees include flash memory component suppliers, solid state disk manufacturers and device vendors. We commenced discussions with potential licensees in late 2013, and subsequently entered into two license agreements with leading technology companies in 2014 and another license with a leading technology company in early 2015.

We typically license our patents via agreements that cover entire patent portfolios or large segments of portfolios. We expect licensing negotiations with prospective licensees to take approximately 12 to 24 months, and perhaps longer, measured from inception of technical discussions regarding the scope of our patents. If we are unable to secure reasonable, negotiated licenses, we may resort to litigation to enforce our IP rights. For example, in late 2013 and early 2014, ContentGuard asserted infringement claims against the ContentGuard Defendants. Those claims resulted in two separate jury trials in the Eastern District of Texas during the fall of 2015. Both juries determined that the patents asserted by ContentGuard are valid, but both juries also concluded that the ContentGuard Defendants did not infringe the asserted patents. We are appealing both verdicts. However, as a result of the verdicts, we evaluated the financial statement carrying value of our entire IP portfolio. This evaluation resulted in an $82.3 million impairment of our IP, as well as a $21.2 million impairment of goodwill.

Our IP revenue generation activities are not limited to licensing and litigation. Patents that we believe may generate greater value through a sales transaction may be sold. Although our revenue may occur in different forms, we regard our IP monetization activities as integrated and not separate revenue streams.

Product Development Activities

In early 2015, we suspended further development of the Provitro™ proprietary micro-propagation technology and related laboratory processes that were designed to facilitate production on a commercial scale of certain plants, particularly timber bamboo. Near the end of 2015, we discontinued efforts to further develop ephemeral photo and messaging applications. Neither of these product initiatives generated revenue, and we are not currently pursuing any other product initiatives.

Business Outlook

From 2011 through 2015, we focused on acquiring and growing companies that developed or possessed unique, innovative technologies that could be licensed to third parties or could provide a competitive advantage to products we were developing. During 2015, we moderated those efforts and reduced our costs by eliminating certain positions, abandoning certain patent assets that do not support our existing licensing programs, and lowering facilities costs. We are continuing to reduce costs in 2016.

We have explored and continue to explore investment opportunities that are not premised on the value of IP, with the goal of investing our capital in operating companies that can generate solid, stable income streams. Due to high valuations that we attribute to inexpensive and widely available capital, we did not acquire any such operating companies in 2015. With the cost of capital rising in early 2016, we may encounter more suitable opportunities in 2016, and we therefore intend to increase our exploratory activity while keeping our costs contained.

Although our focus may evolve away from companies that develop or possess unique, innovative technologies, we will continue to dedicate effort and resources to generate revenue from our existing IP assets.

Competition

Due to the unique nature of our IP rights, we do not compete directly with other patent holders or patent applicants. However, to the extent that multiple parties seek royalties on the same product or service, we might as a practical matter compete for a share of reasonable royalties from manufacturers and distributors.

As we pursue opportunities that are not premised on the value of IP, we may compete with well-capitalized companies pursuing those same opportunities.

Divestiture of Satellite Assets

When we were formed in 2000, our intent was to develop and operate a next generation global mobile satellite communications system. In 2011, we started selling assets associated with the satellite business, including our interests in DBSD North America, Inc. and its subsidiaries (collectively referred to as “DBSD”) to DISH Network Corporation for $325 million, from which we recognized a gain of approximately $301 million associated with the disposition. During 2012, we divested the remaining vestiges of our satellite business, including the sale of our remaining medium earth orbit (“MEO”) satellites and related equipment and our real property in Brazil, the transfer to a liquidating trust (the “Liquidating Trust”) of certain former subsidiaries associated with the satellite business (the “International Subsidiaries”) to address the winding down of the International Subsidiaries, and the settlement of our litigation with The Boeing Company (“Boeing”).

The 2012 divestiture and the corresponding transfer to the Liquidating Trust of the International Subsidiaries triggered tax losses of approximately $2.4 billion, which we believe can be carried forward for up to twenty years. Under the sales agreement for the MEO assets, the Company is entitled to a substantial portion of any proceeds generated from the resale of the MEO assets. In January 2015, the party that acquired the MEO assets from the Company resold the MEO assets and as a result, the Company received $3.9 million during 2015, which has been recorded in gain on contingencies in the statement of operations for the year ended December 31, 2015. On February 23, 2016, the buyer received the final scheduled payment for the MEO assets, which will result in the Company’s recognition of an additional $2.0 million gain on contingency in the first quarter of 2016.

Employees

As of December 31, 2015, on a consolidated basis, we had the equivalent of 16 full-time employees located in Washington, California, Finland and Texas.

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

IP licensing revenues are dependent on our ability to enter into new license agreements with, or otherwise enforce our intellectual property rights against, users of our patented inventions. If users refuse to sign or renew license agreements, we may need to resort to litigation or other measures to compel the payment of fair consideration, which to date has not been effective, and may not be effective in the future. This risk applies not only to new license agreements, but to existing license agreements with fixed expiration dates. If we fail to sign or renew license agreements on terms that are favorable to us or obtain favorable outcomes through litigation or other enforcement actions, the value of our IP could be further impaired.

Revenue opportunities from our IP monetization efforts are limited.

Patents have finite lives. Our IP portfolio currently consists of patents that expire between 2016 and 2033. If we fail to develop or acquire new patentable inventions prior to the expiration of our patents, our IP revenue opportunities will be limited.

We may have a limited number of prospective licensees.

The patent portfolios that we own are applicable to only a limited number of prospective licensees. As such, if we are unable to enter into licenses with this limited group, licensing revenue will be adversely impacted. For instance, if the trial results in the Google Litigation and Apple Litigation (as such terms are defined below in Item 3 of Part I) are affirmed on appeal, there will be very few mobile device manufacturers that have not either signed a license with ContentGuard or otherwise resolved ContentGuard’s claims against them.

Our licensing cycle is lengthy, and our licensing efforts may be unsuccessful.

The process of licensing to customers can be lengthy, sometimes spanning a number of years. We have incurred and expect to incur significant legal and sales expenses prior to entering into license agreements and generating license revenues. We also expect to spend considerable resources educating prospective licensees on the benefits of a license arrangement with us. As such, we may incur significant losses in any particular period before any associated revenue is generated. Moreover, if our portfolio is not demonstrably applicable to prospective licensees’ products or services, whether due to poor quality, lack of breadth or otherwise, parties may refuse to enter into license agreements.

Enforcement proceedings may be costly and ineffective and could lead to impairment of our IP assets.

We may choose to pursue litigation or other enforcement action to protect our intellectual property rights, such as the Apple Litigation and Google Litigation. Enforcement proceedings are typically protracted and complex, and might require cooperation of inventors and others who are unwilling or unable to assist with enforcement. Litigation also involves several stages, including the potential for a prolonged appeals process. The costs are typically substantial, and the outcomes are unpredictable. As occurred during our fourth quarter in 2015, we might receive rulings or judgments, or enter into licenses or settlement agreements, that compel us to revalue the IP assets that we are enforcing, which in turn might result in a reduction to the financial statement carrying value of such assets through a corresponding impairment charge. Enforcement actions will likely divert our managerial, technical, legal and financial resources from business operations. In certain cases, we may conclude that these costs and risks outweigh the potential benefits that would arise from successful enforcement, in which event we may opt not to pursue enforcement.

Our business could be negatively impacted by product composition and future innovation.

Our licensing revenues have been generated from manufacturers and distributors of products that use our patented inventions. Our business prospects could be negatively impacted if prospective licensees do not use our inventions in their products, or if they later modify their products to eliminate use of our inventions. Moreover, changes in technology or customer requirements could alter product composition and render our patented inventions obsolete or unmarketable.

Our staff reductions could harm our IP monetization efforts.

As we continue to explore investment opportunities that are not premised on the value of IP, we have significantly reduced our IP licensing and legal staff. The smaller staff might be less capable of pursuing and concluding IP license transactions. Even if our remaining team effectively pursues IP license transactions, certain users of our patented inventions might conclude that we will be less diligent in protecting our rights, and therefore may be reluctant to engage in licensing discussions. This in turn might render enforcement of our rights more time-consuming and costly.

Challenges to the validity or enforceability of our key patents could significantly harm our business.

Our assets include patents that are integral to our business and revenues. Prospective licensees or competitors may challenge the validity, scope, enforceability and ownership of our patents. Their challenges may include review requests in the relevant patent and trademark office, such as the inter partes review and covered business method proceedings initiated by ZTE, Apple and Google. Review proceedings are costly and time-consuming, and we cannot predict their outcome or consequences. Such proceedings may narrow the scope of our claims or may cancel some or all of our claims. If some or all of our patent claims are canceled, we could be prevented from enforcing or earning future revenues from such patents. Even if our claims are not canceled, enforcement actions against alleged infringers may be stayed pending resolution of reviews, or courts or tribunals reviewing our patent claims could make findings adverse to our interests based on facts presented in review proceedings. Irrespective of outcome, review challenges may result in substantial legal expenses and diversion of management’s time and attention away from our other business operations, including our ability to evaluate and acquire other businesses. Adverse decisions could impair the value of our inventions or result in a loss of our proprietary rights and may adversely affect our results of operations and our financial position.

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

Even if we accurately value the investments we make, we must succeed in generating a return on the investments. Our success in generating a return depends on effective efforts of our employees and outside professionals. If we do not generate desired returns on our investments or if we are compelled to adjust the value of the investments to fair value and record a corresponding impairment charge, it could adversely affect our results of operations and our financial position.

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

The financing of our acquisition activities could threaten our ability to use NOLs to offset future taxable income.

We have substantial historical net operating losses (“NOLs”) for United States federal income tax purposes. As explained in greater detail below, our use of our NOLs will be significantly limited if we undergo a “Tax Ownership Change,” as defined in Section 382 of the Internal Revenue Code. If and to the extent we finance acquisitions through the sale or issuance of stock, we will likely cause an ownership shift that increases the possibility that a future Tax Ownership Change might occur. If a Tax Ownership Change occurs, we will be permanently unable to use most of our NOLs.

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

Our operating results may fluctuate and, as such, our operating results are difficult to predict. You should not rely on quarterly or annual comparisons of our results of operations as an indication of our future performance. Factors that could cause our operating results to fluctuate during any period or that could adversely affect our operating results include the timing of license and sales agreements, compliance with such agreements, the terms and conditions for payment under those agreements, our ability to protect and enforce our intellectual property rights, costs of enforcement, changes in demand for products that incorporate our inventions, the time period between commencement and completion of license negotiations or enforcement proceedings, revenue recognition principles, and changes in accounting policies.

Our revenues have not and may not offset our operating expenses.

Through the first quarter of 2015, we acquired IP assets and expanded the reach and scope of our IP business. We also incurred expenses to hire new personnel, including employees for IP services, patent research and analysis, development of reporting systems and general and administrative functions and to pay legal fees for IP enforcement activities. As a result, our costs exceeded our revenues, and although we substantially scaled back our expansion efforts and our costs in 2015, we anticipate that costs may continue to exceed revenues. If we are not successful in generating revenue that is sufficient to offset our expenses, our financial position will be negatively impacted.

Failure to effectively manage the composition of our employee base could strain our business.

Our success depends, in large part, on continued contributions of our key managers and employees, many of whom are highly skilled and would be difficult to replace. Our success also depends on the ability of our personnel to function effectively, both individually and as a group. Recently, we terminated the employment of certain individuals (including IP consultants) whose roles we believe were unnecessary to advance our current and anticipated business strategies. If we misjudged our ongoing personnel needs or lose any of our remaining senior managers or key personnel, it could lead to dissatisfaction among our clients or licensees, which could slow our growth or result in a loss of business. Moreover, if we fail to manage the composition of our employee base effectively or otherwise strain our relationships with our personnel, our business and financial results may be materially harmed.

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

Our company has an evolving business model, which raises doubt about our ability to increase our revenues and grow our business.

We have recently shifted our principal focus away from the IP business and are evaluating opportunities that provide more reliable cash flow with greater growth potential. As a result of our evolving business model, our opportunities must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in an early stage of development. We may not be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that we will be able to increase our revenues and otherwise grow our business as we execute on new business opportunities in the future.

Risks Related to our Tax Losses

We cannot be certain that our tax losses will be available to offset future taxable income.

A significant portion of our NOLs were triggered when we disposed of our satellite assets. We believe these NOLs can be carried forward to offset certain future taxable income. However, the NOLs have not been audited or otherwise validated by the Internal Revenue Service (“IRS”). We cannot assure you that we would prevail if the IRS were to challenge the amount or our use of the NOLs. If the IRS were successful in challenging our NOLs, all or some amount of our NOLs would not be available to offset future taxable income which would result in an increase to our future income tax liability. The NOL carryforward period begins to expire in 2025 with the bulk of our NOLs expiring in 2032. If the tax laws are amended to limit or eliminate our ability to carry forward our NOLs for any reason, or to lower income tax rates, the value of our NOLs may be significantly reduced.

An Ownership Change under Section 382 of the Internal Revenue Code may significantly limit our ability to use NOLs to offset future taxable income.

Our use of our NOLs will be significantly limited if we undergo a Tax Ownership Change. Broadly, a Tax Ownership Change will occur if, over a three-year testing period, the percentage of our stock, by value, owned by one or more 5% shareholder increases by more than 50 percentage points. For purposes of this test, shareholders that own less than 5% of our stock are aggregated into one or more separate “public groups,” each of which is treated as a 5% shareholder. In general, shares traded within a public group are not included in the Tax Ownership Change test. Despite our adoption of certain protections against a Tax Ownership Change (such as our Tax Benefits Preservation Plan), we cannot control the trading activity of our significant shareholders. If shareholders acquire or divest their shares in a manner or at times that do not account for the loss-limiting provisions of the Internal Revenue Code or regulations adopted thereunder, a Tax Ownership Change could occur. If a Tax Ownership Change occurs, we will be permanently unable to use most of our NOLs.

Our NOLs cannot be used to offset the Personal Holding Company tax.

The Internal Revenue Code imposes an additional tax on the undistributed income of a Personal Holding Company (“PHC”). In general, a corporation is classified as a PHC if 50% or more of its outstanding shares, measured by value, are owned directly or indirectly by five or fewer individual shareholders at any time during the second half of a calendar year (“Concentrated Ownership”) and at least 60% of its adjusted ordinary gross income is Personal Holding Company Income (“PHCI”). Broadly, PHCI includes items such as dividends, interest, rents and royalties, among others. Pendrell or ContentGuard may meet the Concentrated Ownership test in 2016. Also, it is possible that action or inaction by our significant shareholders or by Time Warner (the 10% owner of ContentGuard) could cause Pendrell or ContentGuard to meet the Concentrated Ownership test. If Pendrell or ContentGuard meet the Concentrated Ownership test and generate positive net PHCI, Pendrell or ContentGuard will be subject to the PHC tax on undistributed net PHCI. The PHC tax, which is in addition to the income tax, is currently levied at 20% of the net PHCI not distributed to the corporation’s shareholders.

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

Our ability to utilize our NOLs is dependent upon the generation of future taxable income before the expiration of the carry forward period attributable to the NOLs, which begin to expire in 2025. We did not generate taxable income in 2013, 2014 or 2015, and we may not generate sufficient taxable income in future years to use the NOLs before they begin expiring.

Risks Related to Our Class A Common Stock

If we are delisted from Nasdaq, our ability to access the capital markets could be negatively impacted.

Our common stock is listed for trading on the Nasdaq Global Select Market (“Nasdaq”). We must satisfy Nasdaq’s continued listing requirements, including, among other things, Listing Rule 5450(a)(1) (the “Listing

Rule”), which requires listed companies to maintain a minimum closing bid price of $1.00 per share. On September 24, 2015, the closing bid price of our Class A Common Stock fell below $1.00 and has remained below $1.00. On November 5, 2015, Nasdaq notified us that we do not comply with the Listing Rule and that we have 180 days to comply with the Listing Rule. We may regain compliance if the price of our Class A Common Stock closes at $1.00 per share or more for a minimum of 10 consecutive business days at any time during the 180 day cure period. If we fail to comply with the Listing Rule within that time period, and fail to extend the compliance time period, Nasdaq may delist our stock, in which case our stock (i) may be more thinly traded, making it more difficult for our shareholders to sell shares, (ii) may experience greater price volatility, and (iii) may not attract analyst coverage, all of which may result in a lower stock price. In addition, delisting could harm our ability to raise capital through financing sources on terms acceptable to us, or at all, and result in the potential loss of confidence by investors, increased employee turnover, and fewer business development opportunities.

If we remedy our Class A common stock price deficiency with a reverse stock split, our Class A common stock price might decrease.

In order to regain compliance with the Listing Rule, we may need to implement a reverse stock split. A reverse stock split could decrease the trading volume in our Class A common stock, which could cause the price of the Class A common stock to decrease following the reverse stock split.

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

Our corporate headquarters are located in Kirkland, Washington, where we lease 8,050 square feet in Kirkland under a lease which expires on July 31, 2019. We currently sublease 2,882 square feet of that space and occupy the remaining 5,198 square feet.

Additionally, we have a lease for 2,995 square feet of office space in Plano, Texas which expires December 31, 2018.

We believe our facilities are adequate for our current business and operations.

Item 3.	Legal Proceedings.

ContentGuard Enforcement Actions—On December 18, 2013, ContentGuard filed a patent infringement lawsuit against Amazon.com, Inc., Apple Inc., Huawei Device USA, Inc. and Motorola Mobility LLC in the Eastern District of Texas (“EDTX”), in which ContentGuard alleged that these entities infringed and continue to infringe nine of its patents by making, using, selling or offering for sale certain mobile communication and computing devices (the “Apple Litigation”). On January 17, 2014, ContentGuard filed an amended complaint in the Apple Litigation adding certain affiliates of the original defendants, along with HTC Corporation, HTC America Inc., Samsung Electronics Co., Ltd., Samsung Electronics America, Inc. and Samsung Telecommunications America, LLC (collectively, “Samsung”). On January 31, 2014, Google Inc. (“Google”) filed a declaratory judgment suit in the Northern District of California alleging that Google does not infringe the nine patents asserted in the Apple Litigation. On February 5, 2014, ContentGuard filed a patent infringement action in the EDTX against Google, in which ContentGuard alleged that Google has infringed and continues to infringe the same nine patents (the “Google Litigation”). From and after April 2014, the presiding judge in the EDTX has administered the cases in parallel.

Amazon Settlement. In August 2015, ContentGuard settled its claims against Amazon by granting to Amazon a license to use the ContentGuard patents. In connection with the settlement, ContentGuard released Amazon from the Apple Litigation. The settlement and license with Amazon is not impacted by the adverse jury findings in the Apple Litigation and Google Litigation that are described below.

DirecTV Settlement. In August 2014, DirecTV intervened in the Apple Litigation and thereby became an additional defendant, against whom ContentGuard asserted additional infringement claims. In January 2016, ContentGuard settled its claims against DirecTV by granting to DirecTV a license to use the ContentGuard patents. In connection with the settlement, ContentGuard released DirecTV from the Apple Litigation. The settlement and license with DirecTV is not impacted by the adverse jury findings in the Apple Litigation and Google Litigation that are described below.

Google and Samsung Verdict. On September 23, 2015, a jury in the Google Litigation found that the patents asserted against Google and Samsung in the Apple Litigation and Google Litigation are valid, but that Samsung products and Google products accused in the litigation do not infringe the patents. The judge entered judgment consistent with the verdict on October 13, 2015. The non-infringement decision, if not reversed or overturned in post-trial practice or on appeal, applies to all defendants in the Google Litigation and Apple Litigation that manufacture, sell or distribute Android devices that run Google Play services. If the verdict and judgment are not overturned, we will be liable for approximately $0.5 million of court costs and expenses incurred by Google and Samsung in the defense of the Google Litigation.

Apple Verdict. On November 20, 2015, a jury in the Apple Litigation found that the patents asserted against Apple in the Apple Litigation are valid, but that Apple products accused in the litigation do not infringe the patents. The judge entered judgment consistent with the verdict in December 2015. If the verdict and judgment are not overturned, we will be liable for approximately $0.5 million of court costs and expenses incurred by Apple in the defense of the Apple Litigation.

Post-Trial Activities. ContentGuard is challenging the juries’ findings in the Google Litigation and Apple Litigation through motions for judgment as a matter of law (the “JMOL Motions”). The JMOL Motions will be reviewed and resolved by the presiding judge from the Google Litigation and Apple Litigation. If the JMOL Motions are unsuccessful, we intend to appeal the jury verdicts to the federal circuit court. We cannot predict the outcome of any post-trial activities in the Google Litigation or Apple Litigation.

IPR and CBM Petitions filed by Apple and Google—In December 2014, Apple filed with the USPTO twenty-nine inter partes review (“IPR”) petitions and three covered business method (“CBM”) petitions, through which Apple challenged the validity of all nine patents asserted in the Apple Litigation. Also in December 2014, Google filed three CBM petitions, challenging the validity of three of the nine asserted patents. Between March and July 2015, all of Apple’s IPR and CBM petitions were terminated or withdrawn. All but one of Google’s petitions were also terminated or withdrawn, leaving just one Google CBM petition, relating to patent number 7,774,280, that proceeded to trial before the USPTO’s Patent Trial and Appeal Board (“PTAB”). The trial took place on February 24, 2016, and we are waiting for the PTAB to issue its findings.

ZTE IPRs —In early 2012, ContentGuard and its subsidiaries filed lawsuits in United States and German courts, alleging that ZTE Corporation, ZTE (USA) Inc. and ZTE Deutschland GmbH (collectively “ZTE”) infringed and continue to infringe ContentGuard patents by making, using, selling or offering for sale certain mobile communication and computing devices. ZTE subsequently filed IPR petitions with the USPTO, challenging the validity of six U.S. patents asserted by ContentGuard against ZTE. The PTAB terminated proceedings with respect to two patents, both of which emerged with valid patent claims. ZTE’s claims against the other four patents went to trial. Following trial, the PTAB rejected ZTE’s remaining challenges, and confirmed the validity of all claims in the four patents. ZTE’s time for appeal expired with no appeals filed. Apple then challenged the same four patents in new IPRs, as described in the paragraph above, which the PTAB rejected. As a result, the favorable decisions of the PTAB, as against ZTE’s and Apple’s petitions, are final.

ZTE Enforcement Actions—In response to the claims filed against ZTE in Germany, in which ContentGuard Europe GmbH alleged infringement of three European patents, ZTE filed a nullity action against two of the patents and an opposition proceeding against the third patent. ZTE prevailed in the opposition proceeding, resulting in the revocation of one European patent, which ContentGuard has appealed. The infringement and nullity proceedings in Germany, along with all U.S. court actions, were “put to rest” or stayed as the result of a standstill agreement signed by ContentGuard and ZTE in December 2013. The standstill agreement has been extended through the end of the post-trial motion phase of the Google Litigation.

J&J Collection — In November 2012, we obtained an arbitration judgment in the U.K. against Jay and Jayendra (Pty), a South African corporation (“J&J Group”) for approximately $4.0 million. J&J Group submitted multiple appeals to the U.K. courts, the last of which was rejected in July 2013. In December 2014, we obtained an enforcement judgment against J&J Group from a South African court, and commenced collection efforts. In November 2015, we entered into a settlement agreement with the J&J Group whereby we received approximately $1.6 million, net of collection costs, in full and final settlement of all claims against the J&J Group. As a result, we recorded a gain of $1.6 million for the year ended December 31, 2015, which is included in gain on contingencies in the consolidated statements of operations.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Class A Common Stock

Our Class A common stock trades on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “PCO.”

The table below sets forth the high and low sales prices of our Class A common stock in U.S. dollars for each of the periods presented. Stock prices represent amounts published on the Nasdaq Global Select Market. As of February 26, 2016, the closing sales price of our Class A common stock was $0.5713 per share.

	2015		2014
Period	High	Low	High	Low
First Quarter	$1.36	$0.99	$1.91	$1.34
Second Quarter	$1.45	$0.96	$1.85	$1.39
Third Quarter	$1.61	$0.72	$1.84	$1.31
Fourth Quarter	$0.80	$0.50	$1.67	$1.26

As a result of our listing on Nasdaq, we must satisfy Nasdaq’s continued listing requirements, including, among other things, Listing Rule 5450(a)(1) (the “Listing Rule”), which requires listed companies to maintain a minimum closing bid price of $1.00 per share. On September 24, 2015, the closing bid price of our Class A Common Stock fell below $1.00 and has remained below $1.00. On November 5, 2015, we received written notice from the Listing Qualifications Department of Nasdaq stating that we are not currently in compliance with the Listing Rule based on the closing bid price of the Company’s Class A common stock for the 30 consecutive business days from September 24, 2015 to November 4, 2015. The notification does not result in the immediate delisting of our Class A common stock and our Class A common stock will continue to trade on the Nasdaq Global Market. Nasdaq has provided the Company a 180 calendar day period, or until May 3, 2016, to regain compliance with the minimum bid price requirement. To regain compliance, our Class A common stock must maintain a closing bid price of at least $1.00 per share for a minimum of ten consecutive business days during the 180-day compliance period.

As of February 26, 2016, there were approximately 390 record holders of our Class A common stock.

Market for Our Class B Common Stock

There is no established trading market for our Class B common stock, of which we have 53,660,000 shares outstanding with two holders of record. Each share of Class B common stock is convertible at any time at the option of its holder into one share of Class A common stock.

Dividends

We have never paid a cash dividend on shares of our equity securities. Unless we become subject to personal holding company tax, we do not intend to pay any cash dividends on our common shares during the foreseeable future. It is anticipated that future earnings, if any, from our operations will be used to finance growth.

Unregistered Sales of Equity Securities and Use of Proceeds

On December 31, 2015, we redeemed 92,500 shares of our Class A common stock as partial consideration for the sale of the Ovidian Group, LLC (“Ovidian”). The closing sales price of our Class A common stock on December 31, 2015, was $0.5011 per share.

Performance Measurement Comparison

The following graph shows the total shareholder return as of the dates indicated of an investment of $100 in cash on December 31, 2010 for: (i) our Class A common stock; (ii) the Nasdaq Composite Index; and (iii) the Nasdaq 100 Technology Sector Index.

The stock price performance graph below is not necessarily indicative of future performance.

*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/10	12/11	12/12	12/13	12/14	12/15
Pendrell Corporation	100.00	170.67	84.67	134.00	92.00	33.41
NASDAQ Composite	100.00	100.53	116.92	166.19	188.78	199.95
NASDAQ 100 Technology Sector	100.00	105.21	121.15	158.80	198.87	213.99

Item 6.	Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and accompanying notes included in this Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Revenue(1)	$43,519	$42,534	$13,128	$33,775	$2,637
Operating expenses:
Cost of revenues(2)	10,215	14,170	7,872	314	—
Patent administration and related costs(2)	2,668	6,386	4,405	3,655	193
Patent litigation(2)	13,076	9,880	4,564	2,538	—
General and administrative(2)	16,750	27,467	25,939	29,844	21,822
Stock-based compensation	4,507	9,405	12,345	8,597	5,369
Amortization of intangibles	13,939	15,929	15,864	13,471	1,986
Impairment of intangibles and goodwill(3)	103,499	11,013	—	—	—
Gain on contract settlements(4)	—	—	—	—	(4,735)

Operating expenses, net	164,654	94,250	70,989	58,419	24,635
Operating loss	(121,135)	(51,716)	(57,861)	(24,644)	(21,998)
Net interest income (expense)(5)	103	(99)	(64)	(2,245)	(4,450)
Gain on deconsolidation of subsidiaries(6)	—	—	—	48,685	—
Gain on settlement of Boeing litigation(7)	—	—	—	10,000	—
Gain associated with disposition of assets(8)	—	—	—	5,599	300,886
Gain on Contingencies (9)	6,095	—	—	—	—
Other income (expense)	(14)	(16)	(55)	1,588	1,223

Income (loss) before income taxes	(114,951)	(51,831)	(57,980)	38,983	275,661
Income tax benefit (expense)(10)	(2,631)	(6,303)	—	1,034	42,925

Net income (loss)	(117,582)	(58,134)	(57,980)	40,017	318,586
Net loss attributable to noncontrolling interest	(7,902)	(7,132)	(2,918)	(67)	(274)

Net income (loss) attributable to Pendrell	$(109,680)	$(51,002)	$(55,062)	$40,084	$318,860

Basic income (loss) per share attributable to Pendrell	$(0.41)	$(0.19)	$(0.21)	$0.16	$1.26
Diluted income (loss) per share attributable to Pendrell	$(0.41)	$(0.19)	$(0.21)	$0.15	$1.23
Total assets	$180,892	$304,104	$351,994	$381,415	$435,047
Long-term obligations, including current portion of capital lease obligations(11)	—	$1,521	$6,695	$2,241	$76,406

(1)	Prior to the acquisition of Ovidian and ContentGuard during the year ended December 31, 2011, we were a development stage enterprise and did not generate any revenue from operations.
(2)	Certain prior period amounts have been reclassified to conform to the current year presentation of expenses in our consolidated statements of operations, including the presentation of “cost of revenues” and “patent litigation” as separate captions; as such costs were previously included in “patent administration, litigation and related costs” and “general and administrative” in 2013 and prior years.
(3)	During the fourth quarter of the year ended December 31, 2015, we recorded a non-cash impairment charge of $103.5 million related to our patents, other intangible assets and goodwill. During the fourth quarter of the year ended December 31, 2014, we recorded a non-cash impairment charge of $11.0 million related to Provitro’s goodwill and proprietary micro-propagation technology.
(4)	During the year ended December 31, 2011, we recognized a $4.7 million gain associated with a reduction of our estimated liability for gateway obligations as a result of our agreement to purchase Deutsche Telekom AG’s claim against one of our subsidiaries.

(5)	Prior to 2013, certain of our subsidiaries had agreements with operators of gateways for our MEO satellite system, some of which were capital leases. We continued to accrue expenses according to our subsidiaries’ contractual obligations until the liabilities were transferred to the Liquidating Trust on June 29, 2012, including interest costs resulting from capital lease obligations.
(6)	During the year ended December 31, 2012, we transferred our International Subsidiaries to the Liquidating Trust and recognized a gain of $48.7 million upon their deconsolidation.
(7)	We had been in litigation with Boeing regarding the development and launch of our former MEO satellites and related launch vehicles. In February 2009, the trial court entered judgment in our favor for approximately $603 million. On April 13, 2012, the California Court of Appeal overturned the judgment. The reversal was the culmination of a three year Court of Appeal process. The Court of Appeal also ordered us to reimburse Boeing for its appellate costs. On June 25, 2012, we settled our litigation against Boeing. As part of the settlement, we agreed to withdraw our petition for review to the California Supreme Court in exchange for a $10.0 million payment from Boeing and Boeing’s waiver of its right to appellate costs. The settlement agreement and mutual release between ourselves and Boeing fully released and discharged any and all claims between us and Boeing. As a result of the settlement agreement, we recorded a gain of $10.0 million during the year ended December 31, 2012.
(8)	In March 2011, upon the sale of our DBSD subsidiary for $325 million we recognized a $301 million gain associated with the disposition of DBSD and certain other assets pursuant to various agreements entered into with DISH Network. During the year ended December 31, 2012, we sold our real property located in Brazil for approximately $5.6 million.
(9)	During the year ended December 31, 2015, we recorded a gain on contingency for the receipt of $3.9 million from the disposition of assets associated with our former satellite business and a gain of $1.6 million for the final settlement received from the J&J Group. See footnote 11- Gain on Contingencies for further discussion on gain of contingencies.
(10)	During the years ended December 31, 2015 and 2014, we recorded a tax provision of $4.1 million and $6.3 million, respectively, related to foreign taxes withheld on revenue generated from license agreements executed with third party licensees domiciled in a foreign jurisdiction. Additionally, during the year ended December 31, 2015, as a result of the impairment of certain indefinite-lived intangible assets, the deferred tax liability associated with these intangibles was decreased, resulting in a tax benefit of $1.5 million. During the year ended December 31, 2011, as a result of recording net deferred tax liabilities pursuant to the acquisition of ContentGuard, we were able to reduce a portion of our deferred tax valuation allowance resulting in a tax benefit of $40.7 million.
(11)	Long-term obligations consist primarily of deferred tax liabilities. Long-term obligations at December 31, 2013 also include an installment payment obligation arising from the 2013 acquisition of our memory and storage technologies portfolio and expense related to restricted stock awards that is required to be treated as a liability. Long-term obligations at December 31, 2011 also include capital lease obligations and income tax obligations associated with uncertain tax positions.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

For the past four years, through our consolidated subsidiaries, we have invested in, acquired and monetized IP rights. We have generated positive returns on certain IP assets, particularly our patents applicable to memory and storage technologies, but the overall performance of our IP business has been disappointing. Specifically, we have not generated revenue from a number of companies that we believe incorporate our digital rights management (“DRM”) inventions into their consumer products. Our inability to convince these companies to sign license agreements forced us to pursue time-consuming and expensive litigation. The litigation prompted two jury trials in the Fall of 2015. Both juries affirmed the validity of the DRM patents asserted by ContentGuard in the litigation, but also concluded that the named defendants did not infringe the asserted patents. We believe the process by which the juries made their non-infringement decisions and the substance of those decisions were defective, and are appealing both verdicts. Regardless of the outcome of the appeal process, the verdicts were significant setbacks to our IP initiatives. As a result of the verdicts, we evaluated the financial statement carrying value of our entire IP portfolio. This evaluation resulted in a combined $103.5 million impairment of our IP and goodwill.

We believe the results in our litigation reflect a growing unfavorable political and judicial climate for inventors, innovators and owners of IP. In light of that climate, we are shifting our primary focus to business opportunities that provide more reliable cash flow and greater growth potential. We have evaluated several opportunities with business owners and investment partners who see the benefits of working with a well-established, well-funded organization. Although we have not yet executed a formal agreement with any of these potential owners or partners, our discussions are ongoing. We will continue to take a thoughtful and measured approach to our evaluation of these opportunities.

Our focus on new business opportunities will not distract us from continuing to monetize our existing IP portfolios. We believe the licenses that we have signed in the past two years reflect the importance of our inventions, our leadership in the development of breakthrough next-generation solutions, and our commitment to entering into licenses on a reasonable and non-discriminatory basis.

To more efficiently support our business strategy, we have substantially reduced our costs and simplified our operations while retaining the resources we deem critical to the generation of revenue from our existing IP assets and the pursuit of new business opportunities. For example, in 2015, we divested certain businesses that did not generate reliable cash flow, including Ovidian and Provitro Biosciences LLC (“Provitro”), reduced the number of executive officers, and continued to abandon patents that do not support our existing licensing programs. As a result, we ended 2015 with overhead costs that were less than 2014 overhead costs, and we are continuing to reduce costs in 2016.

If we successfully implement our business strategy, we believe we will realize value from our existing IP assets and generate more reliable cash flow, while maintaining a modest cost structure.

2015 Events

During the first quarter of 2015, we licensed our memory and storage patents to SK hynix Inc. to permit the manufacture and distribution of embedded Multimedia Cards (“eMMC”). The license covers more than 169 patents and patents pending, and enables SK hynix to use both standards essential and implementation technologies. Additionally, we signed a settlement and patent license agreement with Amazon in August 2015 related to our DRM patents and negotiated with DirecTV throughout the Fall of 2015, which resulted in a settlement and license in January 2016.

In early 2015, we suspended further development of the Provitro™ proprietary micro-propagation technology and related laboratory processes that are designed to facilitate production on a commercial scale of certain plants, particularly timber bamboo. We took an impairment charge equal to our unamortized investment in the Provitro™ technology and related goodwill, reducing their fair values from approximately $11.0 million to zero at December 31, 2014. Then, later in 2015, we reached agreement with Provitro’s minority partner to cancel the ownership interest in Provitro that we did not already own for nominal consideration, thereby leaving us with 100% ownership of Provitro. We then sold all of the Provitro assets, including the rights to the micro-propagation technology.

2014 Events

During 2014, we licensed our memory assets to two leading technology companies for the manufacture and sale of eMMC technologies. The license agreements yielded significant upfront license fees, and in one case the potential for future royalties.

2013 Events

In the first quarter of 2013, we acquired from Nokia Corporation 125 patents and patent applications worldwide, 81 of which have been declared by Nokia to be essential to standards that are applicable to memory and storage technologies used in electronic devices. In connection with the acquisition, we formed a wholly owned development company to continue innovation efforts in memory and storage technology begun by Nokia. Our resulting memory and storage technologies program has thus far generated three licenses.

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

We evaluate goodwill for impairment on an annual basis during the fourth quarter, or more frequently if circumstances indicate that the carrying value of a reporting unit may exceed its fair value. When evaluating goodwill and indefinite-lived intangible assets for impairment, we first perform a qualitative assessment to determine if fair value of the reporting unit is more likely than not greater than the carrying amount. If this assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we further evaluate the estimated fair value of the reporting unit through the use of discounted cash flow models, which requires management to make significant judgments as to the estimated future cash flows utilized. Our ability to realize the future cash flows utilized in the fair value calculations may be affected by factors such as changes in operating performance, changes in business strategy, invalidation of patents, unfavorable judgments in legal proceedings and changes in economic conditions. The results of the models are compared to the carrying amount of the reporting unit. If such comparison indicates that the fair value of the reporting unit is lower than the carrying amount, impairment would exist and the impairment charge would be measured by comparing the implied fair value of the reporting unit’s goodwill to its carrying value.

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

Our patent licensing agreements often provide for the payment of contractually determined upfront license fees representing all or a majority of the revenues that will be generated from such agreements for nonexclusive, nontransferable, limited duration licenses. These agreements typically grant (i) a nonexclusive license to make, sell, distribute, and use certain specified products that read on our patents, (ii) a covenant not to enforce patent rights against the licensee based on such activities, and (iii) the release of the licensee from certain claims. Generally, the agreements provide no further obligation for the Company upon receipt of the minimum upfront license fee. As such, the earnings process is complete and revenue is recognized upon the execution of the agreement, when collectability is reasonably assured, or upon receipt of the minimum upfront license fee, and when all other revenue recognition criteria have been met.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue (Topic 606): Revenue from Contracts with Customers, which supersedes existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize as revenue the amount that an entity expects to be entitled for goods or services at the time the goods or services are transferred to customers. ASU 2014-09 defines a five step process to achieve this core principle that will likely require more judgment and estimates within the revenue recognition process than are required under existing GAAP. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of the amendments in ASU No. 2014-09 to the annual reporting period beginning after December 15, 2017, with early adoption permitted beginning January 1, 2017. We are currently assessing the impact, if any, of implementing ASU 2014-09.

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

Results of Operations

The following table is provided to facilitate the discussion of our results of operations for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year ended December 31,
	2015	2014	2013
Revenue	$43,519	$42,534	$13,128
Cost of revenues	10,215	14,170	7,872
Patent administration and related costs	2,668	6,386	4,405
Patent litigation	13,076	9,880	4,564
General and administrative	16,750	27,467	25,939
Stock-based compensation	4,507	9,405	12,345
Amortization of intangibles	13,939	15,929	15,864
Impairment of intangibles and goodwill	103,499	11,013	—
Interest income	156	94	131
Interest expense	53	193	195
Gain on contingencies	6,095	—	—
Other expense	14	16	55
Income tax expense	2,631	6,303	—

Revenue. Our revenue of $43.5 million for the year ended December 31, 2015 increased by $1.0 million, or 2%, as compared to $42.5 million for the year ended December 31, 2014. The increase was primarily due to an increase in licensing revenue during the year ended December 31, 2015 as compared to 2014.

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

Cost of Revenues. Cost of revenues of $10.2 million for the year ended December 31, 2015 decreased by $4.0 million, or 28%, as compared to $14.2 million for the year ended December 31, 2014. This decrease was primarily due to lower revenue share obligations in the year ended December 31, 2015 as compared to 2014.

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

Patent Administration and Related Costs. Patent administration and related costs of $2.7 million for the year ended December 31, 2015 decreased by $3.7 million, or 58%, as compared to $6.4 million for the year ended December 31, 2014. The decrease was primarily due to a reduction in patent maintenance and prosecution costs resulting from the abandonment of patents during 2015 and 2014 that do not support our existing licensing programs.

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

Patent Litigation. Patent litigation expenses of $13.1 million for the year ended December 31, 2015 increased by $3.2 million, or 32%, as compared to $9.9 million for the year ended December 31, 2014. The increase in patent litigation expenses was primarily due to trial cost reimbursements and contingent fees associated with our settlement and license agreement with Amazon.

Patent litigation expenses of $9.9 million for the year ended December 31, 2014 increased by $5.3 million, or 116%, as compared to $4.6 million for the year ended December 31, 2013. The increase in patent litigation expenses was primarily due to costs incurred by our subsidiary, ContentGuard, in its litigation efforts against Amazon, Apple, DirecTV, Google, HTC, Huawei, Motorola Mobility and Samsung.

General and Administrative. General and administrative expenses of $16.8 million for the year ended December 31, 2015 decreased $10.7 million, or 39%, as compared to $27.5 million for the year ended December 31, 2014. The decrease was primarily due to (i) $3.6 million reduction in employment expenses resulting from a lower headcount in 2015, (ii) a 2014 charge of $3.2 million for a lump-sum severance payment to our CEO who departed in November 2014, (iii) $1.5 million reduction in expenses associated with Provitro, (iv) $1.4 million reduction in amortized prepaid compensation expense associated with the acquisition of Ovidian in June 2011 (which was fully amortized as of June 2014), (v) $1.2 million decrease in expense associated with researching acquisition opportunities, and (vi) $0.8 million reduction in professional fees and other expenses partially offset by $1.0 million loss on the sale of the Provitro tangible assets and the disposal of corporate office assets.

General and administrative expenses of $27.5 million for the year ended December 31, 2014 increased $1.6 million, or 6%, as compared to $25.9 million for the year ended December 31, 2013. The increase was primarily due to (i) $3.2 million lump-sum severance payment to our CEO who departed in November 2014, (ii) $0.6 million increase in bonus expense, (iii) $0.6 million increase in expenses associated with researching acquisition opportunities, and (iv) $0.6 million increase in professional fees and other expenses, partially offset by (a) $1.5 million reduction in employment expenses resulting from a lower headcount, (b) $1.4 million reduction in amortized prepaid compensation expense associated with the acquisition of Ovidian in June 2011 (which was fully amortized as of June 2014), and (c) $0.5 million reduction in expenses associated with Provitro.

Stock-based Compensation. Stock-based compensation of $4.5 million for the year ended December 31, 2015 decreased by $4.9 million, or 52%, as compared to $9.4 million for the year ended December 31, 2014. The decrease in stock-based compensation expense was primarily due to the vesting of awards during the second quarter of 2014 and the accelerated vesting of awards in November 2014 associated with the departure of our former CEO for which no expense was incurred in 2015, partially offset by expense associated with awards issued in June 2015 to our new CEO.

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

Amortization of Intangibles. Amortization of intangibles of $13.9 million for the year ended December 31, 2015 decreased by $2.0 million, or 12%, as compared to $15.9 million for the year ended December 31, 2014. The decrease in amortization was primarily due to the abandonments of certain patents in 2015 and 2014 that do not support our existing licensing programs, the elimination of the amortization of the Provitro™ technology that was written down to zero in the fourth quarter of fiscal 2014, as well as the elimination of the amortization of the intangible assets that were impaired in the fourth quarter of 2015.

Amortization of intangibles was $15.9 million for both the year ended December 31, 2014 and 2013, with an increase in amortization due to the March 2013 acquisition of a portfolio of memory and storage technology patents offset by a reduction in amortization associated with sales and abandonments of certain patents in 2014.

Impairment of Intangibles and Goodwill. During the fourth quarter of the year ended December 31, 2015, we recorded an impairment charge of $103.5 million due to a reduction in the carrying value of our IP and goodwill as a result of the non-infringement verdicts in the Google and Apple litigation.

During the year ended December 31, 2014, we took an impairment charge of approximately $11.0 million, which was equal to our unamortized investment in the Provitro™ technology and related goodwill. The impairment resulted from the inability to identify near-term opportunities to commercialize the technology.

The Company recorded no such impairment charges during the year ended December 31, 2013.

Interest Income. Interest income for the years ended December 31, 2015, 2014 and 2013 was nominal and primarily related to interest earned on money market funds.

Interest Expense. Interest expense of $0.1 million for the years ended December 31, 2015, and $0.2 million for the year ended December 31, 2014 and 2013, consisted primarily of interest expense resulting from the installment payment obligations associated with intangible assets acquired during 2013. The payment obligation was satisfied in March 2015 and no further interest expense is being incurred.

Gain on Contingencies. Gain on contingencies of $6.1 million for the year ended December 31, 2015 was due to (i) $3.9 million from the disposition of assets associated with our former satellite business, (ii) $1.6 million, net of collection costs, upon the full and final settlement of all claims against the J&J Group, and (iii) $0.5 million from the release of a tax indemnification liability associated with our acquisition of Ovidian in June 2011.

Other Expense. Other expense for the year ended December 31, 2015, 2014 and 2013 was due to losses on foreign currency transactions.

Income Tax Expense. We did not have a U.S. federal income tax liability for the years ended December 31, 2015, 2014 or 2013. However, we recorded a tax provision of $4.1 million and $6.3 million for the year ended December 31, 2015 and 2014 related to foreign taxes withheld on revenue generated from a license agreement executed with a licensee domiciled in a foreign jurisdiction. In general, foreign taxes withheld may be claimed as a deduction on future U.S. corporate income tax returns, or as a credit against future U.S. federal income tax liabilities, subject to certain limitations. However, due to uncertainty regarding our ability to utilize the deduction or credit resulting from the foreign withholding, at December 31, 2015 and 2014, we established a full valuation allowance against this deferred tax asset. Additionally, during the year ended December 31, 2015, as a result of the impairment of certain indefinite-lived intangible assets, the deferred tax liability associated with these intangibles was decreased, resulting in a tax benefit of $1.5 million, resulting in a net tax provision for the year ended December 31, 2015 of $2.6 million.

Liquidity and Capital Resources

Overview. As of December 31, 2015, we had cash and cash equivalents of $162.5 million. Our primary expected cash needs for the next twelve months include ongoing operating costs associated with commercialization of our IP assets, expenses in connection with legal proceedings, and other general corporate purposes. We also expect to use our cash, and may incur debt or issue equity, to acquire or invest in other businesses or assets.

We believe our current balances of cash and cash equivalents and cash flows from operations will be adequate to meet our liquidity needs for the foreseeable future. Cash and cash equivalents in excess of our immediate needs are held in interest bearing accounts with financial institutions.

Cash Flows. Cash and cash equivalents were $162.5 million at December 31, 2015, compared to $168.8 million at December 31, 2014. The following table is provided to facilitate the discussion of our liquidity and capital resources for the years ended December 31, 2015 and 2014 (in thousands):

	Year ended December 31,
	2015	2014
Net cash used in:
Operating activities	$(47)	$(13,309)
Investing activities	(1,968)	(119)
Financing activities	(4,321)	(2,346)

Net decrease in cash and cash equivalents	(6,336)	(15,774)
Cash and cash equivalents—beginning of period	168,793	184,567

Cash and cash equivalents—end of period	$162,457	$168,793

The decrease in cash and cash equivalents for the year ended December 31, 2015 of $6.3 million was primarily due to $2.0 million utilized to acquire additional intangible assets in February 2015 and a $4.0 million payment in March 2015 of an accrued obligation associated with the 2013 acquisition of our memory and storage technologies portfolio.

For the year ended December 31, 2015, the $47,000 of cash used in operating activities consisted primarily of (i) revenue generated by operations of $43.5 million, (ii) $3.9 million from the disposition of assets associated with our former satellite business and (iii) $1.6 million, net of collection costs, upon the full and final settlement of all claims against the J&J Group, partially offset by (a) foreign taxes paid of $4.1 million, (b) $3.6 million decrease in accounts payable, accrued expenses and other liabilities, (c) $1.1 million increase in accounts receivable, prepaids and other current/non-current assets, and (d) operating expenses of $164.7 million adjusted for various non-cash items including (i) $103.5 million of impairment of intangibles and goodwill, (ii) $13.9 million of amortization expense associated with patents and other intangibles, (iii) $4.5 million of stock-based compensation expense, (iv) $1.0 million of loss on the sale of the Provitro assets and the disposal of corporate office assets, (v) $1.0 million of non-cash loss associated with the abandonment of patents, (vi) $0.4 million of depreciation expense, and (vii) $0.1 million of cost associated with patents sold.

For the year ended December 31, 2014, the $13.3 million of cash used in operating activities consisted primarily of operating expenses of $94.3 million adjusted for various non-cash items, including (i) $15.9 million of amortization expense associated with patents and other intangible assets, (ii) $11.0 million of impairment of intangibles and goodwill, (iii) $9.4 million of stock-based compensation expense, (iv) $2.8 million of non-cash loss associated with the abandonment of patents, (v) $1.4 million of amortized prepaid compensation expense associated with the acquisition of Ovidian in June 2011, (vi) $0.8 million of cost associated with patents sold, and (vii) $0.6 million of depreciation and other noncash expenses, as well as foreign taxes paid of $6.3 million, partially offset by (a) revenue generated by operations of $42.5 million, (b) $1.5 million increase in accounts payable and accrued expenses, and (c) $1.2 million decrease in accounts receivable and prepaid expenses.

For the year ended December 31, 2015, the $1.9 million of cash used in investing activities was primarily due to the $2.0 million acquisition of intangible assets in February 2015, partially offset by $0.1 million of proceeds associated with the disposition of property and intangible assets. For the year ended December 31, 2014, the $0.1 million of cash used in investing activities was primarily due to the acquisition of property and intangible assets.

For the year ended December 31, 2015, the $4.3 million of cash used in financing activities consisted of a $4.0 million payment of an accrued obligation associated with the 2013 purchase of property and intangible assets and $0.4 million payment to acquire the minority partner’s interest in Provitro, partially offset by net proceeds of $0.1 million related to stock option/award activities.

For the year ended December 31, 2014, the $2.3 million of cash used in financing activities consisted of a $2.0 million payment of an accrued obligation associated with the 2013 purchase of property and intangible assets and $0.8 million utilized to pay statutory taxes related to vesting of restricted stock awards, offset by $0.4 million in proceeds from the exercise of stock options.

Contractual Obligations. Our primary contractual obligations relate to operating lease agreements for our main office location in Kirkland, Washington and our office in Plano, Texas. Our contractual obligations as of December 31, 2015 were as follows (in millions):

	Years ending December 31,
	Total	2016	2017-2018	2019-2020	2020 and Thereafter
Operating lease obligations	$1.5	$0.4	$0.9	$0.2	$—

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

As of December 31, 2015, our cash and investment portfolio consisted of both cash and money market funds, with a fair value of $162.5 million. The primary objective of our investments in money market funds is to preserve principal, while optimizing returns and minimizing risk, and our policies require, at the time of purchase, that we make these investments in short-term, high rated securities which currently yield between zero to 15 basis points.

December 31, 2015
Cash	$26,951
Money market funds	135,506

$162,457

Our primary foreign currency exposure relates to cash balances in foreign currencies. Due to the small balances we hold, we have determined that the risk associated with foreign currency fluctuations is not material to us.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Pendrell Corporation

We have audited the accompanying consolidated balance sheets of Pendrell Corporation (a Washington corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pendrell Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2016 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Seattle, Washington

March 4, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Pendrell Corporation

Kirkland, Washington

We have audited the accompanying consolidated statements of operations, cash flows, and changes in shareholders’ equity for Pendrell Corporation and subsidiaries (the “Company”) for the year ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Pendrell Corporation and subsidiaries for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

March 10, 2014

Pendrell Corporation

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$162,457	$168,793
Accounts receivable	87	131
Other receivables—net of reserve of $0 and $2,750, respectively	1,329	69
Prepaid expenses and other current assets	384	774

Total current assets	164,257	169,767
Property in service—net of accumulated depreciation of $512 and $1,227, respectively	118	3,372
Other assets	2,140	54
Intangible assets—net of accumulated amortization of $54,523 and $43,567, respectively	14,377	109,702
Goodwill	—	21,209

Total	$180,892	$304,104

LIABILITIES, SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS
Current liabilities:
Accounts payable	$140	$281
Accrued expenses	4,292	5,824
Other liabilities	119	6,891

Total current liabilities	4,551	12,996
Deferred tax liability	—	1,521

Total liabilities	4,551	14,517

Commitments and contingencies (Note 9)
Shareholders’ equity and noncontrolling interests:
Preferred stock, $0.01 par value, 75,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.01 par value, 900,000,000 shares authorized 271,879,107 and 270,745,381 shares issued, and 214,110,215 and 212,976,489 shares outstanding	2,144	2,132
Class B convertible common stock, $0.01 par value, 150,000,000 shares authorized, 84,663,382 shares issued and 53,660,000 shares outstanding	537	537
Additional paid-in capital	1,958,376	1,952,880
Accumulated deficit	(1,780,823)	(1,671,135)

Total Pendrell shareholders’ equity	180,234	284,414

Noncontrolling interests	(3,893)	5,173

Total shareholders’ equity and noncontrolling interests	176,341	289,587

Total	$180,892	$304,104

The accompanying notes are an integral part of these consolidated financial statements.

Pendrell Corporation

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year ended December 31,
	2015	2014	2013
Revenue	$43,519	$42,534	$13,128
Operating expenses:
Cost of revenues	10,215	14,170	7,872
Patent administration and related costs	2,668	6,386	4,405
Patent litigation	13,076	9,880	4,564
General and administrative	16,750	27,467	25,939
Stock-based compensation	4,507	9,405	12,345
Amortization of intangibles	13,939	15,929	15,864
Impairment of intangibles and goodwill	103,499	11,013	—

Total operating expenses	164,654	94,250	70,989

Operating loss	(121,135)	(51,716)	(57,861)
Interest income	156	94	131
Interest expense	(53)	(193)	(195)
Gain on contingencies	6,095	—	—
Other expense	(14)	(16)	(55)

Loss before income taxes	(114,951)	(51,831)	(57,980)
Income tax expense	(2,631)	(6,303)	—

Net loss	(117,582)	(58,134)	(57,980)
Net loss attributable to noncontrolling interests	(7,902)	(7,132)	(2,918)

Net loss attributable to Pendrell	$(109,680)	$(51,002)	$(55,062)

Basic and diluted loss per share attributable to Pendrell	$(0.41)	$(0.19)	$(0.21)

Weighted average shares outstanding used to compute basic and diluted loss per share	265,707,324	264,407,498	262,119,403

The accompanying notes are an integral part of these consolidated financial statements.

Pendrell Corporation

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share data)

	Common stock			Additional paid-in capital	Accumulated deficit	Shareholder’s Equity	Noncontrolling interests	Total
	Class A shares	Class B shares	Amount
Balance, January 1, 2013	211,682,074	53,660,000	$2,655	$1,929,526	$(1,563,999)	$368,182	$7,678	$375,860
Vesting of Class A common stock issued for Ovidian Acquisition	—	—	—	1,743	—	1,743	—	1,743
Issuance of Class A common stock from exercise of stock options	165,312	—	2	184	—	186	—	186
Class A common stock withheld at vesting to cover statutory tax obligations	(567,728)	—	(6)	(1,722)	(932)	(2,660)	—	(2,660)
Stock-based compensation and issuance of restricted stock, net of forfeitures	1,171,566	—	12	12,087	—	12,099	—	12,099
Noncontrolling interest in Provitro	—	—	—	—	—	—	7,545	7,545
Net loss	—	—	—	—	(55,062)	(55,062)	(2,918)	(57,980)

Balance, December 31, 2013	212,451,224	53,660,000	$2,663	$1,941,818	$(1,619,993)	$324,488	$12,305	$336,793
Vesting of Class A common stock issued for Ovidian acquisition	—	—	—	2,229	—	2,229	—	2,229
Issuance of Class A common stock from exercise of stock options	514,938	—	5	424	—	429	—	429
Class A common stock withheld at vesting to cover statutory tax obligations	(161,823)	—	(2)	(633)	(140)	(775)	—	(775)
Stock-based compensation and issuance of restricted stock, net of forfeitures	172,150	—	3	9,042	—	9,045	—	9,045
Net loss	—	—	—	—	(51,002)	(51,002)	(7,132)	(58,134)

Balance, December 31, 2014	212,976,489	53,660,000	$2,669	$1,952,880	$(1,671,135)	$284,414	$5,173	$289,587
Issuance of Class A common stock from exercise of stock options	358,350	—	4	215	—	219	—	219
Class A common stock withheld at vesting to cover statutory tax obligations	(38,813)	—	(1)	(131)	(8)	(140)	—	(140)
Stock-based compensation and issuance of restricted stock, net of forfeitures	1,156,689	—	12	4,693	—	4,705	—	4,705
Repurchase of restricted stock	(250,000)	—	(2)	—	—	(2)	—	(2)
Shares received through divesture of Ovidian	(92,500)	—	(1)	(45)	—	(46)	—	(46)
Purchase of noncontrolling interest in Provitro Biosciences LLC	—	—	—	764	—	764	(1,164)	(400)
Net loss	—	—	—	—	(109,680)	(109,680)	(7,902)	(117,582)

Balance, December 31, 2015	214,110,215	53,660,000	$2,681	$1,958,376	$(1,780,823)	$180,234	$(3,893)	$176,341

The accompanying notes are an integral part of these consolidated financial statements.

Pendrell Corporation

Consolidated Statements of Cash Flows

(In thousands, except share data)

	Year ended December 31,
	2015	2014	2013
Operating activities:
Net loss including noncontrolling interest	$(117,582)	$(58,134)	$(57,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,507	9,405	12,345
Amortization of prepaid compensation from Ovidian acquisition	—	1,380	2,763
Amortization of intangible assets	13,939	15,929	15,864
Impairment of intangible assets and goodwill	103,499	11,013	—
Depreciation	351	523	472
Non-cash cost of patents monetized	138	794	252
Loss associated with the abandonment and/or disposition of patents	958	2,765	46
Loss on the disposition of property	1,015	—	—
Other	3	222	198
Other changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	44	271	8,128
Other receivables	(12)	(31)	818
Prepaid expenses and other current/non-current assets	(1,096)	969	(239)
Accounts payable	(141)	115	(409)
Accrued expenses and other current/non-current liabilities	(5,670)	1,470	2,591

Net cash used in operating activities	(47)	(13,309)	(15,151)

Investing activities:
Purchases of property and intangible assets	(2,077)	(119)	(2,356)
Proceeds associated with disposition of property	109	—	—
Acquisition of controlling interest in Provitro, net of cash acquired	—	—	(9,204)

Net cash used in investing activities	(1,968)	(119)	(11,560)

Financing activities:
Proceeds from exercise of stock options	219	429	185
Payment of statutory taxes for stock awards	(140)	(775)	(2,660)
Payment of accrued obligations for purchased intangible assets	(4,000)	(2,000)	—
Purchase of noncontrolling interest in Provitro Biosciences LLC	(400)	—	—

Net cash used in financing activities	(4,321)	(2,346)	(2,475)

Net decrease in cash and cash equivalents	(6,336)	(15,774)	(29,186)
Cash and cash equivalents—beginning of period	168,793	184,567	213,753

Cash and cash equivalents—end of period	$162,457	$168,793	$184,567

Supplemental disclosures:
Income taxes paid	$4,125	$6,272	$—
Income taxes received	—	—	751
Supplemental disclosure of non-cash investing and financing activities:
Accrued obligations for purchases of property and intangible assets	—	—	5,573
Note receivable for disposition of property	1,900	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Pendrell Corporation

Notes to Consolidated Financial Statements

1. Organization and Business

Overview—These consolidated financial statements include the accounts of Pendrell Corporation (“Pendrell”) and its consolidated subsidiaries (collectively referred to as the “Company”). Since 2011, the Company’s strategy, through its consolidated subsidiaries, has been to invest in, acquire and develop businesses with unique technologies that are often protected by intellectual property (“IP”) rights, and that present the opportunity to address large, global markets. The Company’s subsidiaries focus on licensing the IP rights they hold to third parties and pursuing relevant product opportunities. The Company regularly evaluates its existing investments to determine whether retention or disposition is appropriate, and investigates new investment and business acquisition opportunities. Since 2011, the Company has also advised its clients on various IP strategies and transactions. However, on December 31, 2015, the Company sold its consulting business, Ovidian Group LLC, for 92,500 shares of its Class A common stock and nominal cash consideration.

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

Cash and Cash Equivalents—Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities from the date of purchase of 90 days or less. Cash and cash equivalents are comprised of the following (in thousands):

	December 31,
	2015	2014
Cash	$26,951	$18,403
Money market funds	135,506	150,390

	$162,457	$168,793

The fair value of money market funds at December 31, 2015 and 2014 was classified as Level 1 in the hierarchy established by the Financial Accounting Standards Board (“FASB”) as amounts were based on quoted prices available in active markets for identical investments as of the reporting date.

Accounts Receivable—Accounts receivable consists of amounts billed to customers under licensing arrangements, patent sales arrangements or consulting services. For the periods ended December 31, 2015 and December 31, 2014, the Company did not incur any losses on its accounts receivable. Based upon historical collections experience and specific client information, the Company has determined that an allowance for doubtful accounts was not required at either December 31, 2015 or December 31, 2014. Carrying amounts of such receivables approximate their fair value due to their short-term nature.

Prepaid Expenses and Other Current Assets—As of December 31, 2015 and 2014 prepaid expenses and other current assets consisted primarily of insurance prepayments and prepayments related to rent and security deposits associated with certain of the Company’s leased facilities.

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

The Company evaluates goodwill for impairment on an annual basis during the fourth quarter, or more frequently if circumstances indicate that the carrying value of a Company reporting unit may exceed its fair value. When evaluating goodwill and indefinite-lived intangible assets for impairment, the Company first performs a qualitative assessment to determine if fair value of the reporting unit is more likely than not greater than the carrying amount. If this assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company further evaluates the estimated fair value of the reporting unit through the use of discounted cash flow models, which requires management to make significant judgments as to the estimated future cash flows utilized. The Company’s ability to realize the future cash flows utilized in its fair value calculations may be affected by factors such as changes in its operating performance, changes in its business strategy, invalidation of its patents, unfavorable judgments in legal proceedings and changes in economic conditions. The results of the models are compared to the carrying amount of the reporting unit. If such comparison indicates that the fair value of the reporting unit is lower than the carrying amount, impairment would exist and the impairment charge would be measured by comparing the implied fair value of the reporting unit’s goodwill to its carrying value.

During 2015, the Company determined that a portion of its intellectual property assets and goodwill were impaired and recognized an impairment charge of $103.5 million for the year ended December 31, 2015. During 2014, the Company recognized an impairment charge of $11.0 million related to intangibles and goodwill of its Provitro asset group. See Note 6, Intangible Assets and Goodwill for further details. The Company recorded no such impairments during 2013.

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

As of December 31, 2015 and 2014, the Company’s financial instruments included its cash and cash equivalents, accounts receivable, other receivables, accounts payable and certain other assets and liabilities. The Company has determined that the carrying value of its financial instruments, based on the hierarchy established by the FASB, approximates the fair value of the financial instruments as they are equivalent to cash or due to their short-term nature.

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

For the years ended, December 31, 2015, 2014 and 2013, there were no gains or losses on intercompany foreign currency translations.

The Company recognizes applicable cumulative translation adjustments as a component of other operating income (loss) in the period in which a subsidiary is substantially liquidated or deconsolidated. For the year ended December 31, 2015, 2014 and 2013, there were no reclassifications of cumulative translation gains or losses resulting from the deconsolidation or liquidation of subsidiaries.

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

The Company’s patent licensing agreements often provide for the payment of contractually determined upfront license fees representing all or a majority of the revenue that will be generated from such agreements for nonexclusive, nontransferable, limited duration licenses. These agreements typically grant (i) a nonexclusive license to make, sell, distribute, and use certain specified products that read on the Company’s patents, (ii) a covenant not to enforce patent rights against the licensee based on such activities, and (iii) the release of the licensee from certain claims. Generally, the agreements provide no further obligation for the Company upon receipt of the minimum upfront license fee. As such, the earnings process is complete and revenue is recognized upon the execution of the agreement, when collectability is reasonably assured, or upon receipt of the minimum upfront license fee, and when all other revenue recognition criteria have been met.

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

Potential dilutive Common Shares consist of the incremental Class A common stock issuable upon the exercise of outstanding stock options (both vested and non-vested), stock appreciation rights, and unvested restricted stock awards and units, calculated using the treasury stock method. The calculation of dilutive loss per share for the years ended December 31, 2015, 2014 and 2013 excludes all potential dilutive Common Shares as their inclusion would have been antidilutive.

The following table sets forth the computation of basic and diluted loss per share (in thousands, except share and per share data):

	Year ended December 31,
	2015	2014	2013
Net loss attributable to Pendrell	$(109,680)	$(51,002)	$(55,062)

Weighted average common shares outstanding	267,136,845	266,336,617	265,684,341
Less: weighted average unvested restricted stock awards	(1,429,521)	(1,929,119)	(3,564,938)

Shares used for computation of basic and diluted loss per share(1)	265,707,324	264,407,498	262,119,403

Basic and diluted loss per share attributable to Pendrell	$(0.41)	$(0.19)	$(0.21)

(1)	Stock options, stock appreciation rights, restricted stock awards and units totaling 27,847,870, 28,113,540 and 34,408,579 for the years ended December 31, 2015, 2014 and 2013, respectively, were excluded from the calculation of diluted loss per share as their inclusion was anti-dilutive.

New Accounting Pronouncements—In May 2014, the “FASB” issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue (Topic 606): Revenue from Contracts with Customers, which supersedes existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize as revenue the amount that an entity expects to be entitled for goods or services at the time the goods or services are transferred to customers. ASU 2014-09 defines a five step process to achieve this core principle that will likely require more judgment and estimates within the revenue recognition process than are required under existing GAAP. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of the amendments in ASU No. 2014-09 to the annual reporting period beginning after December 15, 2017, with early adoption permitted beginning January 1, 2017. The Company is currently assessing the impact, if any, of implementing ASU 2014-09.

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

In September 2015, the Company sold Provitro’s facility and related tangible assets for $2.0 million, resulting in a $0.7 million loss which is included in general and administrative expenses for the year ended December 31, 2015. The purchase price will be paid in installments of which $0.1 million was paid immediately, $1.3 million will be paid within twelve months and is included in other current receivables and the remaining $0.6 million is due in March 2017 and is included in other non-current assets. Additionally, in December 2015, the Company sold its rights to Provitro’s micro-propagation technology, resulting in a nominal amount of revenue.

4. Other Receivables

As of December 31, 2015, other receivables consisted primarily of a $1.3 million note receivable related to the sale of Provitro’s assets in September 2015. As of December 31, 2014, other receivables consisted primarily of a receivable due from Jay & Jayendra (Pty) Ltd, a South African corporation or its designated affiliate (collectively, the “J&J Group”) for reimbursement of operating expenses related to the Company’s MEO Assets of $2.7 million and a corresponding full reserve against the receivable as a result of the J&J Group’s failure to fulfill its obligation to reimburse the Company. In November 2015, the Company entered into a settlement agreement with the J&J Group whereby it received approximately $1.6 million, net of collection costs, in full and final settlement of all claims against the J&J Group which was recorded as a gain on contingencies in the statements of operations for the year ended December 31, 2015. Other receivables also include amounts for state income taxes, interest and other miscellaneous items.

5. Other Assets

As of December 31, 2015, other assets consisted primarily of a $1.5 million receivable for royalty revenue due in 2018 and 2019; and a $0.6 million receivable, due in March 2017, related to the sale of Provitro’s assets in September 2015. Additionally, other assets as of December 31, 2015 and 2014 included long-term security deposits associated with the Company’s leased facilities.

6. Intangible Assets and Goodwill

2015 Impairment of Intangibles and Goodwill

In November 2015, as a result of the non-infringement verdicts in the Google Litigation and Apple Litigation, the Company revised its projected cash flows for its intangible assets, triggering an impairment analysis of its intangible assets and goodwill. The Company records an impairment charge on its intangible assets if it determines that their carrying value may not be recoverable. The carrying value is not recoverable if it exceeds the undiscounted cash flows resulting from the use of the asset and its eventual disposition. When the Company determines that the carrying value of its intangible assets may not be recoverable, the Company measures the potential impairment based on a projected discounted cash flow method using a discount rate determined by its management to be commensurate with the risk inherent in its current business model. An impairment loss is recognized only if the carrying amount of the intangible assets exceeds its estimated fair value. An impairment charge is recorded to reduce the pre-impairment carrying amount of the intangible assets to their estimated fair value.

Determining the fair value is highly judgmental in nature and requires the use of significant estimates and assumptions considered to be Level 3 fair value inputs, including anticipated future revenue opportunities, operating margins, and discount rates, among others. The estimated fair value of the intangible assets was determined based on the income approach, as it was deemed to be most indicative of the Company’s fair value in an orderly transaction between market participants. Under the income approach the Company determined fair value based on estimated future cash flows resulting from licensing its intangible assets. The estimated cash flows were discounted by an estimated weighted-average cost of capital which reflects the overall level of inherent risk of the Company and the rate of return an outside investor would expect to earn. Upon completion of the analysis, the Company concluded that the estimated fair value of its intangible assets was less than their carrying amount and recorded an impairment charge of $82.3 million, which is included in “Impairment of intangibles and goodwill” in the accompanying Consolidated Statements of Operations.

The Company then evaluated the carrying value of its goodwill by estimating the fair value of the reporting unit through the use of discounted cash flow models, which required management to make significant judgments as to the estimated future cash flows resulting from licensing its intangible assets. Upon completion of the analysis, the Company concluded that the estimated fair value of its reporting unit was less than its carrying amount and recorded an additional $21.2 million impairment charge related to goodwill in the fourth quarter of 2015.

2014 Impairment of Intangibles and Goodwill

In January 2015, the Company suspended further development of the Provitro™ technology as it had been unable to identify near-term opportunities to commercialize the technology. The Company determined that this suspension provided additional evidence about conditions that existed prior to December 31, 2014, triggering an impairment analysis of the intangibles associated with its Provitro asset group. In its impairment analysis, the Company compared the carrying amount of the Provitro™ technology to the future undiscounted net cash flows expected to be generated by the Provitro™ technology. The Company concluded that the anticipated undiscounted cash flows from the Provitro™ technology did not exceed the carrying value of the Provitro™ technology and, the Company recorded a $10.5 million non-cash impairment charge in its results of operations for the year ended December 31, 2014. Additionally, as of December 31, 2014, the company determined that the goodwill related to its acquisition of Provitro was impaired and recorded a $0.5 million non-cash impairment charge for the year ended December 31, 2014.

For the year ended December 31, 2013, the Company recorded no such impairment charges for intangible assets or goodwill.

Intangible Assets

The following table presents details of the Company’s intangible assets and related amortization (in thousands):

	December 31, 2015	December 31, 2014
Cost:
Patents	$67,096	$139,902
Customer relationships	1,804	6,615
Trade names	—	4,812
Trade secrets	—	1,940

Total cost	68,900	153,269

Accumulated amortization:
Patents	(52,719)	(40,321)
Customer relationships	(1,804)	(2,680)
Trade names	—	—
Trade secrets	—	(566)

Total accumulated amortization	(54,523)	(43,567)

Intangible assets, net	$14,377	$109,702

The Company recorded the non-cash intangible impairment charge of $82.3 million from the gross carrying value of its patents and the full value of its other intangibles.

At December 31, 2015, the Company determined that the expected period of benefit of its patents is approximately three years.

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

During the first quarter of the year ended December 31, 2015, the Company further enhanced its existing memory and storage technologies patent portfolio for an additional $2.0 million. No patents were purchased during the year ended December 31, 2014. During 2013, the Company expanded its patent holdings through the acquisition of additional patents covering memory and storage technologies for electronic devices.

During the years ended December 31, 2015, 2014 and 2013, the Company sold certain patents in several transactions and has included the gross proceeds in revenue. Cost associated with the patents sold, including any remaining net book value, are included in cost of revenues. Certain of the patents sold, as well as certain of those licensed, were subject to an obligation to pay a substantial portion of the net proceeds to a third party. These costs are also included in cost of revenues. In future periods, these third party payments as a percentage of revenues may vary significantly based on the structure utilized for any given acquisition.

During the year ended December 31, 2015 and 2014, the Company recognized $1.0 million and $2.8 million of losses, respectively, on the abandonment of certain patents that were not part of existing licensing programs or for which the Company determined that it would no longer allocate resources to their maintenance and enforcement. For the year ended December 31, 2013, patents with a combined book value of less than $0.1 million were abandoned. Costs associated with the abandonment of patents, including any remaining net book value, are included in patent administration and related costs.

The Company recorded amortization expense related to purchased intangible assets of $13.9 million, $15.9 million and $15.9 million for the years ended December 31, 2015, 2014, and 2013, respectively, which is included in amortization of intangibles in the consolidated statements of operations.

The estimated future amortization expense of purchased intangible assets as of December 31, 2015 is as follows (in thousands):

Year ending December 31,	Amount
2016	$9,531
2017	2,423
2018	2,423

Total	$14,377

Goodwill

Goodwill represented the excess of purchase price over the fair value of net assets acquired in the Company’s acquisitions of Ovidian on June 17, 2011, ContentGuard on October 31, 2011 and Provitro on February 21, 2013. As a result of the impairments recorded in 2015 and 2014, the Company does not have a goodwill balance at December 31, 2015.

The changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 are as follows (in thousands):

	December 31, 2015	December 31, 2014
Beginning balance	$21,209	$21,725
Impairment of goodwill	(21,209)	(516)

Ending balance	$—	$21,209

7. Accrued expenses

The following table summarizes accrued expenses (in thousands):

	December 31, 2015	December 31, 2014
Accrued payroll and related expenses	$1,742	$2,570
Accrued legal, professional and other expenses	2,550	3,254

	$4,292	$5,824

8. Other liabilities

The following table summarizes other current liabilities (in thousands):

	December 31, 2015	December 31, 2014
Installment payment obligation	$—	$4,000
Restricted stock awards	—	2,254
Other	119	637

	$119	$6,891

9. Commitments and Contingencies

Lease and Commitments—The Company has operating lease agreements for its main office in Kirkland, Washington, and offices in Texas and Finland. Total rental expense included in general and administrative expenses in the Company’s consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013 was as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Rent expense	$793	$662	$875

As of December 31, 2015, future minimum payments under the Company’s lease agreements were as follows (in thousands):

Operating leases
2016	$406
2017	415
2018	425
2019	205

Total minimum payments	$1,451

Litigation—In the opinion of management, except for those matters described below and elsewhere in this report, to the extent so described, litigation, contingent liabilities and claims against the Company in the normal course of business are not expected to involve any judgments or settlements that would be material to the Company’s financial condition, results of operations or cash flows.

ContentGuard Enforcement Actions—On December 18, 2013, ContentGuard filed a patent infringement lawsuit against Amazon.com, Inc., Apple Inc., Huawei Device USA, Inc. and Motorola Mobility LLC in the Eastern District of Texas (“EDTX”), in which ContentGuard alleged that these entities infringed and continue to infringe nine of its patents by making, using, selling or offering for sale certain mobile communication and computing devices (the “Apple Litigation”). On January 17, 2014, ContentGuard filed an amended complaint in the Apple Litigation adding certain affiliates of the original defendants, along with HTC Corporation, HTC America Inc., Samsung Electronics Co., Ltd., Samsung Electronics America, Inc. and Samsung Telecommunications America, LLC (collectively, “Samsung”). On January 31, 2014, Google Inc. (“Google”) filed a declaratory judgment suit in the Northern District of California alleging that Google does not infringe the nine patents asserted in the Apple Litigation. On February 5, 2014, ContentGuard filed a patent infringement action in the EDTX against Google, in which ContentGuard alleged that Google has infringed and continues to infringe the same nine patents (the “Google Litigation”). From and after April 2014, the presiding judge in the EDTX has administered the cases in parallel.

Amazon Settlement. In August 2015, ContentGuard settled its claims against Amazon by granting to Amazon a license to use the ContentGuard patents. In connection with the settlement, ContentGuard released Amazon from the Apple Litigation. The settlement and license with Amazon is not impacted by the adverse jury findings in the Apple Litigation and Google Litigation that are described below.

DirecTV Settlement. In August 2014, DirecTV intervened in the Apple Litigation and thereby became an additional defendant, against whom ContentGuard asserted additional infringement claims. In January 2016, ContentGuard settled its claims against DirecTV by granting to DirecTV a license to use the ContentGuard patents. In connection with the settlement, ContentGuard released DirecTV from the Apple Litigation. The settlement and license with DirecTV is not impacted by the adverse jury findings in the Apple Litigation and Google Litigation that are described below.

Google and Samsung Verdict. On September 23, 2015, a jury in the Google Litigation found that the patents asserted against Google and Samsung in the Apple Litigation and Google Litigation are valid, but that Samsung products and Google products accused in the litigation do not infringe the patents. The judge entered judgment consistent with the verdict on October 13, 2015. The non-infringement decision, if not reversed or overturned in post-trial practice or on appeal, applies to all defendants in the Google Litigation and Apple Litigation that manufacture, sell or distribute Android devices that run Google Play services. If the verdict and judgment are not overturned, the Company will be liable for approximately $0.5 million of court costs and expenses incurred by Google and Samsung in the defense of the Google Litigation.

Apple Verdict. On November 20, 2015, a jury in the Apple Litigation found that the patents asserted against Apple in the Apple Litigation are valid, but that Apple products accused in the litigation do not infringe the patents. The judge entered judgment consistent with the verdict in December 2015. If the verdict and judgment are not overturned, the Company will be liable for approximately $0.5 million of court costs and expenses incurred by Apple in the defense of the Apple Litigation.

Post-Trial Activities. ContentGuard is challenging the juries’ findings in the Google Litigation and Apple Litigation through motions for judgment as a matter of law (the “JMOL Motions”). The JMOL Motions will be reviewed and resolved by the presiding judge from the Google Litigation and Apple Litigation. If the JMOL Motions are unsuccessful, the Company intends to appeal the jury verdicts to the federal circuit court. The Company cannot predict the outcome of any post-trial activities in the Google Litigation or Apple Litigation.

IPR and CBM Petitions filed by Apple and Google—In December 2014, Apple filed with the USPTO twenty-nine inter partes review (“IPR”) petitions and three covered business method (“CBM”) petitions, through which Apple challenged the validity of all nine patents asserted in the Apple Litigation. Also in December 2014, Google filed three CBM petitions, challenging the validity of three of the nine asserted patents. Between March and July 2015, all of Apple’s IPR and CBM petitions were terminated or withdrawn. All but one of Google’s petitions were also terminated or withdrawn, leaving just one Google CBM petition, relating to patent number 7,774,280, that proceeded to trial before the USPTO’s Patent Trial and Appeal Board (“PTAB”). The trial took place on February 24, 2016, and the Company is waiting for the PTAB to issue its findings.

ZTE IPRs—In early 2012, ContentGuard and its subsidiaries filed lawsuits in United States and German courts, alleging that ZTE Corporation, ZTE (USA) Inc. and ZTE Deutschland GmbH (collectively “ZTE”) infringed and continue to infringe ContentGuard patents by making, using, selling or offering for sale certain mobile communication and computing devices. ZTE subsequently filed IPR petitions with the USPTO, challenging the validity of six U.S. patents asserted by ContentGuard against ZTE. The PTAB terminated proceedings with respect to two patents, both of which emerged with valid patent claims. ZTE’s claims against the other four patents went to trial. Following trial, the PTAB rejected ZTE’s remaining challenges, and confirmed the validity of all claims in the four patents. ZTE’s time for appeal expired with no appeals filed. Apple then challenged the same four patents in new IPRs, as described in the paragraph above, which the PTAB rejected. As a result, the favorable decisions of the PTAB, as against ZTE’s and Apple’s petitions, are final.

ZTE Enforcement Actions—In response to the claims filed against ZTE in Germany, in which ContentGuard Europe GmbH alleged infringement of three European patents, ZTE filed a nullity action against two of the patents and an opposition proceeding against the third patent. ZTE prevailed in the opposition proceeding, resulting in the revocation of one European patent, which ContentGuard has appealed. The infringement and nullity proceedings in Germany, along with all U.S. court actions, were “put to rest” or stayed as the result of a standstill agreement signed by ContentGuard and ZTE in December 2013. The standstill agreement has been extended through the end of the post-trial motion phase of the Google Litigation.

J&J Collection—In November 2012, the Company obtained an arbitration judgment in the U.K. against the J&J Group for approximately $4.0 million. J&J Group submitted multiple appeals to the U.K. courts, the last of which was rejected in July 2013. In December 2014, the Company obtained an enforcement judgment against J&J Group from a South African court, and commenced collection efforts. In November 2015, the Company entered into a settlement agreement with the J&J Group whereby it received approximately $1.6 million, net of collection costs, in full and final settlement of all claims against the J&J Group. As a result, the Company recorded a gain of $1.6 million for the year ended December 31, 2015, which is included in gain on contingencies in the consolidated statements of operations.

10. Shareholders’ Equity

Common Stock—The Company’s Articles of Incorporation authorizes two classes of common stock, Class A and Class B. The rights of the holders of shares of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Holders of shares of Class A common stock are entitled to one vote per share. Holders of shares of Class B common stock are entitled to ten votes per share. The Class B common stock is convertible at any time at the option of its holder into shares of Class A common stock. Each share of Class B common stock is convertible into one share of Class A common stock. Additionally, subject to certain exceptions, shares of Class B common stock will automatically convert into shares of Class A common stock if the shares of Class B common stock are sold or transferred. Class A common stock is not convertible. Eagle River Satellite Holdings, LLC, the Company’s controlling shareholder, together with its affiliates Eagle River Investments, LLC, Eagle River, Inc. and Eagle River Partners, LLC held an economic interest of approximately 33.2% and a voting interest of approximately 65.0% in the Company as of December 31, 2015.

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

Under the 2012 Plan, the aggregate number of shares of Class A common stock that may be issued pursuant to Awards from and after the effective date of the 2012 Plan will not exceed, in the aggregate, the sum of 37,952,546 shares, plus any shares subject to outstanding stock awards granted under the 2000 Plan that (i) expire or terminate for any reason prior to exercise or settlement; (ii) are forfeited, cancelled or otherwise returned due to the failure to meet a condition required to vest such shares; or (iii) are reacquired, withheld or not issued to satisfy a tax withholding obligation in connection with an award. As of December 31, 2015, 20,551,286 shares were reserved and remain available for grant under the 2012 Plan.

Stock-Based Compensation—The Company records stock-based compensation based on the estimated fair value on the date of grant and recognizes compensation cost over the requisite service period for awards expected to vest. The Company estimates its forfeiture rate for Awards based on the Company’s historical rate of forfeitures due to terminations and expectations for forfeitures in the future. The Company’s estimated forfeiture rate was 5% for the years ended December 31, 2015, 2014 and 2013.

Stock-based compensation expense included in the Company’s consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013 was as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Stock options(1)	$2,236	$7,268	$5,723
Restricted stock awards(1)(2)	2,271	2,137	6,622

Total stock-based compensation expense	$4,507	$9,405	$12,345

(1)	On November 19, 2014, Benjamin G. Wolff resigned from his positions as President and Chief Executive Officer of the Company. The Company entered into a separation agreement in accordance with the terms of Mr. Wolff’s Amended and Restated Employment Letter Agreement (the “Agreement”). The Agreement provided for the vesting of all options, shares of restricted stock (“RSAs”) and restricted stock units (“RSUs”) in which Mr. Wolff would have vested had he remained actively employed by the Company through the second anniversary of his resignation, excluding any unvested performance-based RSAs or performance-based RSUs. The Agreement also provided for an extension of the exercise period for Mr. Wolff’s vested stock options until December 15, 2015. The extension of the exercise period is considered a modification and resulted in additional stock-based compensation expense of $0.7 million, as determined using a Black-Scholes model, which was recognized on the modification date as the options were vested pursuant to the Agreement. The accelerated vesting of the options, RSUs and RSAs resulted in $2.1 million of additional stock-based compensation expense in the year ended December 31, 2014.
(2)	Stock-based compensation expense for the year ended December 31, 2015, 2014 and 2013, includes $0.2 million, $0.8 million and $0.8 million of expense, respectively, related to 250,000 Class A common stock restricted stock awards that are required to be treated as a liability. The Company settled the related liability with a $2.5 million payment in April 2015 and no further expense will be incurred.

At December 31, 2015, the balance of stock-based compensation cost to be expensed in future years related to unvested stock-based awards, as adjusted for expected forfeitures, is as follows (in thousands):

2016(1)	$3,226
2017(1)	2,742
2018(1)	1,871
2019 and thereafter	—

$7,839

(1)	Future expense does not include expense related to 1.5 million performance-based stock options and 3.0 million performance-based restricted stock awards granted in 2015, as these awards vest upon the achievement of certain performance milestones for which the related performance targets have yet to be established. The fair value of these awards will not be known until the date the performance targets are established at which point expensing will commence.

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

The weighted average fair value of stock options and stock appreciation rights granted during the years ended December 31, 2015, 2014 and 2013 was estimated using the Black-Scholes Model with the following assumptions:

	Year ended December 31,
	2015	2014	2013
Weighted average expected volatility	48%	55%	55%
Weighted average risk-free interest rate	1.9%	1.9%	1.2%
Expected dividend yield	0%	0%	0%
Weighted average expected term in years	6.0	6.2	5.8
Weighted average estimated fair value per option granted	$0.47	$0.79	$0.88

The assumptions used to calculate the fair value are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

The Company’s expected stock price volatility rate is based on a peer group, which the Company believes is a reasonable representation of the Company’s business direction and expected future volatility as an IP investment, advisory and asset management business.

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

The Company granted the following stock options and stock appreciation rights to certain employees in connection with their continued or new employment with the Company during the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	Year ended December 31,
	2015	2014	2013
Service-based(1)	4,238,300	4,374,000	1,248,000
Performance-based(2)	2,000,000	—	250,000
Stock options issued as Board of Director compensation	240,000	300,000	300,000

Total granted	6,478,300	4,674,000	1,798,000

Fair value of grants	$3,021	$3,702	$1,585

(1)	Of the 4.2 million service-based stock options granted during the year ended December 31, 2015, 2.0 million were granted to its new Chief Executive Officer (“CEO”) with a grant date fair value of $1.3 million and vest at a rate of 25% per year over four years. The remaining 2.2 million of service-based stock options were granted to various employees with a grant date fair value of $1.4 million and vest 50% after one year, 75% after two years and 100% after three years.
(2)

The 2.0 million performance-based stock options were all granted to the CEO and vest at a maximum rate of 25% per year over four years, but only if and to the extent the Company meets its performance objectives for the preceding calendar year under the Company’s then-applicable incentive plan. Of the 2.0 million options granted, 1.5 million vest upon the achievement of certain performance milestones for which the related performance targets have yet to be established. Accordingly, no compensation expense related to those shares has been recorded. The remaining 0.5 million options have a grant date fair value of $0.3 million.

The Company’s stock option and stock appreciation rights activity for the years ended December 31, 2015, 2014 and 2013 is summarized as follows:

	Number of options/SARs	Weighted average exercise price	Weighted average remaining life (in years)
Outstanding at December 31, 2012	28,485,375	$2.19
Granted	1,798,000	1.73
Exercised	(165,312)	1.13
Forfeited	(1,621,600)	2.20

Outstanding at December 31, 2013	28,496,463	2.17
Granted	4,674,000	1.49
Exercised	(992,499)	1.18
Forfeited	(6,623,938)	2.65

Outstanding at December 31, 2014	25,554,026	1.96
Granted	6,478,300	1.31
Exercised	(1,045,000)	1.18
Forfeited(1)	(13,670,094)	2.14

Outstanding at December 31, 2015(2)	17,317,232	$1.62	6.58

Exercisable at December 31, 2015(2)	9,041,889	$1.85	4.62

Vested and expected to vest at December 31, 2015(2)	16,665,962	$1.62	6.59

(1)	In connection with the departure of the Company’s former CEO, Mr. Benjamin G. Wolff, in November 2014, the exercise period for Mr. Wolff’s 8,927,500 vested stock options was extended until December 15, 2015. Mr. Wolff forfeited 8,277,500 of the vested options during the year ended December 31, 2015.
(2)	Aggregate intrinsic value represents total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of 2015 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their stock options and stock appreciation rights on the last business day of the fiscal year. As of December 31, 2015, the Company’s closing stock price was lower than the exercise price, therefore, the aggregate intrinsic values of stock options outstanding, exercisable, and vested and expected to vest were zero.

The intrinsic value of stock options exercised during the year ended December 31, 2015 was $0.3 million. The total fair value of options which vested during the years ended December 31, 2015, 2014 and 2013 was approximately $2.5 million, $7.3 million and $5.8 million, respectively.

The following table summarizes significant ranges of outstanding and exercisable stock options and stock appreciation rights as of December 31, 2015:

	Outstanding stock options and stock appreciation rights			Exercisable stock options and stock appreciation rights
Range of exercise prices	Number of options/SARs	Weighted average exercise price	Weighted average remaining life (in years)	Number of options/SARs	Weighted average exercise price
$0.71—$1.23	4,535,619	$1.17	5.11	3,604,677	$1.19
$1.24—$1.33	2,338,400	1.30	8.96	601,250	1.27
$1.34—$1.41	4,000,000	1.34	9.46	—	—
$1.42—$2.12	3,339,250	1.69	6.25	1,860,500	1.73
$2.13—$5.90	3,103,963	2.81	3.57	2,975,462	2.84

	17,317,232	$1.62	6.58	9,041,889	$1.85

Restricted Stock Awards—The Company has granted restricted stock awards to employees and consultants in connection with their service to the Company. The Company’s stock grants can be categorized as either service-based awards, performance-based awards, and/or market-based awards.

The Company granted the following shares of Class A common stock underlying restricted stock awards to certain employees in connection with their continued or new employment with the Company and to members of its board of directors during the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	Year ended December 31,
	2015	2014	2013
Service-based(1)	3,748,700	250,000	211,250
Performance-based(2)	3,500,000	—	—
Market-based(3)(4)(5)	2,000,000	150,000	300,000
Shares issued as Board of Director compensation	396,060	279,349	348,698

Total granted	9,644,760	679,349	859,948

Fair value of grants	$7,627	$869	$1,198

(1)	Of the 3.7 million service-based restricted stock awards granted during the year ended December 31, 2015, 3.5 million were granted to the CEO and vest at a rate of 25% per year over four years. The remaining 0.2 million of service-based restricted stock awards were granted to various employees and vest 50% after one year, 75% after two years and 100% after three years.
(2)	During the year ended December 31, 2015, the 3.5 million performance-based restricted stock awards were all granted to the CEO and vest at a maximum rate of 25% per year over four years, but only if and to the extent the Company meets its performance objectives for the preceding calendar year under the Company’s then-applicable incentive plan. Of the awards granted, 3.0 million vest upon the achievement of certain performance milestones for which the related performance targets have yet to be established. Accordingly, no compensation expense related to those shares has been recorded.
(3)	The market-based restricted stock awards granted during the year ended December 31, 2015 were all granted to the CEO and fully vest when both of the following have occurred: (i) the average closing price of the Company’s Class A common stock, measured over any period of 60 consecutive calendar days, has reached or exceeded $3.00 per share (the “Price Trigger”) and (ii) the date is January 1, 2017 or later. If the Price Trigger is not achieved by December 31, 2019, then none of the market-based restricted stock awards will vest.
(4)	The market-based RSUs granted during the year ended December 31, 2014 fully vest when both of the following have occurred: (i) the average closing price of the Company’s Class A common stock, measured over any period of 60 consecutive calendar days, has reached or exceeded $3.00 per share (the “Price Trigger”), and (ii) the first anniversary of the grant date has occurred. If the Price Trigger is not achieved by the third anniversary of the grant date, then none of the market-based RSUs will vest.
(5)	The market-based RSUs granted during the year ended December 31, 2013 consisted of two awards of 150,000 units each, which would have vested only after designated time periods had elapsed and designated stock prices had been met. These awards were forfeited during the year ended December 31, 2014.

The Company’s restricted stock award activity for the years ended December 31, 2015, 2014 and 2013 is summarized as follows:

	Number of restricted stock awards	Weighted average grant date fair value
Unvested—December 31, 2012	9,808,375	$1.84
Granted	859,948	1.39
Vested	(4,298,239)	1.53
Forfeited	(457,968)	1.76

Unvested—December 31, 2013	5,912,116	1.62
Granted	679,349	1.28
Vested	(1,844,012)	1.87
Forfeited	(2,187,939)	1.23

Unvested—December 31, 2014	2,559,514	1.67
Granted	9,644,760	0.79
Vested	(848,459)	2.21
Forfeited	(825,177)	1.40

Unvested—December 31, 2015	10,530,638	$0.84

During the year ended December 31, 2015, 848,459 stock awards vested as a result of the Company’s employees achieving service targets. Certain holders of the vested RSAs and RSUs exercised their right to have their awards net-share settled to cover statutory employee taxes related to the vesting of the RSAs and RSUs. The settlement of these awards resulted in the Company repurchasing and/or cancelling 111,458 shares for $140,000. Of this amount, $8,000 was charged to retained earnings.

During the year ended December 31, 2014, 1,042,188 stock awards vested due to the accelerated vesting of Mr. Wolff’s RSAs and RSUs and 801,824 vested as a result of the Company’s employees achieving service targets. Certain holders of the vested RSAs and RSUs exercised their right to have their awards net-share settled to cover statutory employee taxes related to the vesting of the RSAs and RSUs. The settlement of these awards resulted in the Company repurchasing and/or cancelling 504,435 shares for $0.8 million. Of this amount, $0.2 million was charged to retained earnings.

During the year ended December 31, 2013, 2,780,164 market-based RSAs and RSUs vested as a result of the Company’s achievement of the market condition of an average closing stock price of $2.00 for 60 consecutive calendar days and 1,518,075 service-based RSAs and RSUs vested as a result of the achievement of service targets. The net-share settlement of certain of these awards resulted in the Company repurchasing and/or cancelling 1,107,901 shares for $2.7 million. Of this amount, $1.0 million was charged to retained earnings.

11. Gain on Contingencies

During 2012, as part of the Company’s exit from the satellite business, the Company sold its MEO Assets that had been in storage for nominal consideration. Under the sales agreement, the Company is entitled to a substantial portion of any proceeds that the buyer generates from the resale of the MEO Assets. In January 2015, the buyer resold the MEO Assets and as a result, the Company is entitled to receive up to $6.0 million, contingent upon the buyer’s receipt of payment. On January 14, 2015, the buyer received the first of three scheduled payments for the MEO Assets, resulting in the Company’s receipt of approximately $1.7 million. On July 13, 2015, the buyer received the second payment for the MEO Assets, which resulted in the Company’s receipt of an additional $2.2 million. The $3.9 million of funds received have been recorded in gain on contingencies in the statements of operations for the year ended December 31, 2015. On February 23, 2016, the buyer received the final scheduled payment for the MEO Assets, which will result in the Company’s recognition of an additional $2.0 million gain on contingency in the first quarter of 2016. Due to the uncertainty of collection at December 31, 2015, the Company did not recognized the gain generated by the buyer’s receipt of the third scheduled payment for the MEO Assets in 2015.

In March 2012, the Company asserted claims in arbitration in London against the J&J Group to recover approximately $2.7 million in costs that J&J was required to reimburse the Company pursuant to a MEO satellite asset purchase agreement that was signed in April 2011. During 2011, the Company recorded a receivable of $2.7 million to reflect the J&J Group’s reimbursement obligation and established a corresponding reserve in the full amount of the receivable pending resolution of the dispute. In November 2012, the Company obtained an arbitration judgment award for approximately $4.0 million, which includes the requested reimbursement plus costs and fees of approximately $1.3 million. J&J Group submitted multiple appeals to the UK courts, and in December 2014, the Company obtained an enforcement judgment against J&J Group, and has commenced collection efforts. In November 2015, the Company entered into a settlement agreement with the J&J Group whereby it received approximately $1.6 million, net of collection costs, in full and final settlement of all claims against the J&J Group which is included in gain on contingencies in the statements of operations for the year ended December 31, 2015.

Additionally, the Company recorded a gain of $0.5 million during the fourth quarter of 2015 as a result of the release of a tax indemnification liability associated with the acquisition of the Ovidian Group LLC in June 2011.

12. Income Taxes

The Company’s income tax expense for the years ended December 31, 2015, 2014 and 2013 consists of the following (in thousands):

	Year ended December 31,
	2015	2014	2013
United States—deferred	$(1,497)	$33	$—
Foreign—current	4,128	6,270	—

	$2,631	$6,303	$—

For the years ended December 31, 2015 and 2014, the Company recorded a tax provision of $4.1 million and $6.3 million, respectively, related to foreign taxes withheld on revenue generated from license agreements executed with third party licensees domiciled in a foreign jurisdiction. Additionally, during the year ended December 31, 2015, as a result of the impairment of certain indefinite-lived intangibles, the deferred tax liability associated with these intangibles was decreased, resulting in a federal tax benefit of $1.5 million. In general, foreign taxes withheld may be claimed as a deduction on future U.S. corporate income tax returns, or as a credit against future U.S. federal income tax liabilities, subject to certain limitations. However, due to uncertainty regarding the Company’s ability to utilize the deduction or credit resulting from the foreign withholding, at December 31, 2015 and 2014, the Company established a full valuation allowance against the related deferred tax asset.

A reconciliation of the federal statutory income tax rate of 34% to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2015	2014	2013
Statutory tax rate	34.00%	34.00%	34.00%
Change in valuation allowance	(22.59)	(95.75)	(9.33)
Release of uncertain tax position	—	62.77	—
Foreign withholding taxes	(2.37)	(7.98)	—
Deferred tax adjustments	—	—	(43.17)
§338(h)(10) asset sale treatment upon DBSD sale to DISH	—	—	21.22
Goodwill impairment	(6.07)	—	—
Stock-based compensation	(3.23)	—	—
Other	(2.03)	(5.20)	(2.72)

Effective tax rate	(2.29)%	(12.16)%	—

The significant components of the Company’s net deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2015	December 31, 2014
Deferred tax assets:
Net operating losses	$956,181	$938,235
Basis difference in Liquidating Trust	16,894	29,381
Accrued expenses and other	10,380	14,824

Total deferred tax assets	983,455	982,440
Valuation allowance	(981,096)	(955,133)

Net deferred tax assets	$2,359	$27,307

Deferred tax liabilities:
Intangibles	$(2,359)	$(28,828)

Total deferred tax liabilities	$(2,359)	$(28,828)

Net deferred tax liabilities	$—	$(1,521)

As of December 31, 2015, the Company had federal tax net operating loss carryforwards in the United States (“NOLs”) of approximately $2.6 billion. A significant portion of the NOL was triggered when the Company disposed of its satellite business and transferred the International Subsidiaries to the Liquidating Trust. The Company believes the NOL can be carried forward to offset certain future taxable income that may be generated during the NOL carryforward period. The NOL carryforward period begins to expire in 2025 with a significant portion expiring in 2032. The use of the NOL will be significantly limited if the Company undergoes a Tax Ownership Change under Section 382 of the Internal Revenue Code (“Tax Ownership Change”). Broadly, the Company will have a Tax Ownership Change if, over a three year testing period, the portion of all stock of the Company, by value, owned by one or more 5% shareholder increases by more than 50 percentage points. For purposes of this test, shareholders that own less than 5% of the stock of the Company are aggregated into one or more separate “public groups”, each of which is treated as a 5% shareholder. In general, shares traded within a public group are not included in the Tax Ownership Change test. As discussed below, the Board of Directors adopted a Tax Benefits Preservation Plan designed to preserve shareholder value and the value of certain tax assets primarily associated with NOLs under Section 382. As of December 31, 2015, the Company also had tax loss carryforwards in the state of California of approximately $1.3 billion, a portion of which will expire in 2016. A significant portion of the California loss carryforward was generated when the Company disposed of its satellite business and will expire in 2032. The impacts of a Tax Ownership Change, discussed above, would apply to the California tax losses as well.

For all years presented, the Company has considered all available evidence, including the history of tax losses and the uncertainty around future taxable income. Based on the weight of the evidence available at December 31, 2015, a valuation allowance has been recorded to reduce the value of the Company’s DTA, including the DTA associated with the NOL, to an amount that is more likely than not to be realized.

As of December 31, 2014, the Company had unrecognized tax benefits of $5.1 million. In October 2015, the Company filed a refund claim for approximately $10.5 million of taxes previously withheld from payments made to the Company by certain licensees and remitted to the Korean government. The Company filed the refund claim as a result of recent court decisions in Korea. Due to the uncertain nature of the refund claim, the uncertain tax position has not been recorded as an income tax benefit.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2015	2014	2013
Beginning of period	$5,132	$37,665	$19,452
Additions for tax positions taken during the current period	10,462	—	—
Additions for tax positions taken during prior periods	—	—	32,533
Reductions for tax positions taken during prior periods	—	(32,533)	(14,320)

End of period	$15,594	$5,132	$37,665

All of the unrecognized tax benefits at December 31, 2015, if fully recognized, would affect the Company’s effective tax rate. The Company estimates that a reduction in its unrecognized tax benefits of approximately $15.6 million may occur within the next twelve months upon resolution of determinations by taxing authorities.

The Company and its subsidiaries file U.S. federal income tax returns and tax returns in various state and foreign jurisdictions. The Company is also open to examination for the years ended 2005 and forward with respect to NOLs generated and carried forward from those years. The Company is open to examination by foreign jurisdictions for tax years 2012 forward.

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

Due to the significant number of shares held by the Company’s largest shareholders and the type of income that the Company generates, the Company must continually assess share ownership of Pendrell and its consolidated subsidiary ContentGuard to determine whether or not there is Concentrated Ownership of either corporation. For 2015, the Company determined that Pendrell, the parent company, met the Concentrated Ownership test, but that ContentGuard has not yet met the Concentrated Ownership test due to the interest held by its minority shareholder. If either Pendrell or ContentGuard is determined to be a PHC in the future, generates net PHCI, and does not distribute to its shareholders a proportionate dividend in the full amount of the net PHCI, then the undistributed net PHCI will be taxed.

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

13. Employee Benefits

The Company provides its eligible employees with medical and dental benefits, insurance arrangements to cover death in service, long-term disability and personal accident, as well as a defined contribution retirement plan. Expense related to contributions by the Company under the defined contribution retirement plan included in general and administrative expenses in the Company’s consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013 was as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Defined contribution expenses	$201	$264	$291

14. Related Parties

The Company considers its related parties to be its principal shareholder and its affiliates.

Eagle River Satellite Holdings, LLC (“ERSH”), Eagle River Investments, Eagle River, Inc. and Eagle River Partners, LLC (“ERP”)—ERSH is the Company’s controlling shareholder. ERSH, together with its affiliates Eagle River Investments, LLC, Eagle River, Inc. and ERP (collectively, “Eagle River”) holds an economic interest of approximately 33.2% of the Company’s outstanding common stock and a voting interest of approximately 65.0% in the Company as of December 31, 2015.

15. Quarterly Financial Data (Unaudited)

The following table contains selected unaudited statement of operations information for each quarter of the years ended December 31, 2015 and 2014. The quarterly financial data reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Unaudited quarterly results were as follows (in thousands, except per share data):

	Three months ended
	March 31,		June 30,		September 30,		December 31,
	2015	2014	2015	2014	2015	2014	2015	2014
Revenue	$25,245	$38,135	$2,147	$2,935	$15,465	$618	$662	$846
Impairment of intangibles and goodwill	—	—	—	—	—	—	(103,499)	(11,013)
Operating income (loss)	1,076	7,134	(8,021)	(13,563)	(2,129)	(14,096)	(112,061)	(31,191)
Net income (loss)	(1,315)	815	(7,990)	(13,588)	127	(14,117)	(108,404)	(31,244)
Net income (loss) attributable to Pendrell	(559)	1,730	(7,558)	(12,595)	1	(13,262)	(101,564)	(26,875)
Basic and diluted income (loss) per share attributable to Pendrell(1)	$—	$0.01	$(0.03)	$(0.05)	$—	$(0.05)	$(0.38)	$(0.10)

(1)	Per share amounts for the three months ended March 31, 2015 and September 30, 2015 were less than $0.01.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures as of December 31, 2015, as such terms are defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and have concluded that these disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e)) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Our internal control over financial reporting as of December 31, 2015 has been audited by Grant Thornton, an independent registered public accounting firm, as stated in their report which appears in “Item 9A—Controls and Procedures” within this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Pendrell Corporation

We have audited the internal control over financial reporting of Pendrell Corporation (a Washington corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated March 4, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Seattle, Washington

March 4, 2016

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the sections entitled “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Proxy Statement relating to our 2016 Annual Meeting of Shareholders.

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference to the sections entitled “Executive Compensation,” “Director Compensation” and “Corporate Governance-Meetings of the Board, Committees of the Board and Compensation Committee Interlocks and Insider Participation” and “Executive Compensation—Compensation Committee Report” in our Proxy Statement relating to our 2016 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our Proxy Statement relating to our 2016 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance-Independence of the Board of Directors” in our Proxy Statement relating to our 2016 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the section entitled “Ratification of the Selection of Our Independent Registered Public Accounting Firm” in our Proxy Statement relating to our 2016 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report

(1)     Consolidated financial statements

The following consolidated financial statements are included in Part II, Item 8 of this report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2015 and 2014

•	Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013

•	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013

•	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

•	Notes to Consolidated Financial Statements

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

PENDRELL CORPORATION
(Registrant)

Date: March 4, 2016	By:	/s/ LEE E. MIKLES
Lee E. Mikles
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

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on March 4, 2016:

Signature	Title	Date

/s/ LEE E. MIKLES Lee E. Mikles	Chief Executive Officer and President (Principal Executive Officer), Director	March 4, 2016

/s/ STEVEN A. EDNIE Steven A. Ednie	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2016

/s/ RICHARD P. EMERSON Richard P. Emerson	Director	March 4, 2016

/s/ NICOLAS KAUSER Nicolas Kauser	Director	March 4, 2016

/s/ CRAIG O. MCCAW Craig O. McCaw	Executive Chairman and Chairman of the Board of Directors	March 4, 2016

/s/ R. GERARD SALEMME R. Gerard Salemme	Director	March 4, 2016

/s/ STUART M. SLOAN Stuart M. Sloan	Director	March 4, 2016

/s/ H. BRIAN THOMPSON H. Brian Thompson	Director	March 4, 2016

INDEX TO EXHIBITS

		Incorporated By Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Original Exhibit No.	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger dated November 14, 2012 between Pendrell Corporation, a Delaware corporation and Pendrell Washington Corporation, a Washington corporation	8-K	001-33008	2.1	11/15/12

3.1	Articles of Incorporation of Pendrell Corporation, a Washington corporation	8-K	001-33008	3.1	11/15/12

3.2	Articles of Amendment to Articles of Incorporation of Pendrell Corporation	8-K	001-33008	3.1	06/19/15

3.3	Bylaws of Pendrell Corporation, a Washington corporation	8-K	001-33008	3.2	11/15/12

3.4	Amendment No. 1 to Bylaws of Pendrell Corporation	8-K	001-33008	3.2	06/19/15

4.1	Tax Benefits Preservation Plan dated as of January 29, 2010, by and between ICO Global Communications (Holdings) Limited and BNY Mellon Shareowner Services, as Rights Agent	8-K	001-33008	4.1	02/01/10

4.2	Subscription Form and Form of Rights Certificate	8-K	001-33008	4.19	02/18/10

10.1	Form of Director and Executive Officer Indemnification Agreement of Pendrell Corporation, a Washington corporation	8-K	001-33008	10.1	11/15/12

10.2	Indemnification Agreement, dated August 11, 2000, between ICO-Teledesic Global Limited and Eagle River Investments, LLC	10-12G	000-52006	10.14	05/15/06

10.3	Indemnification Agreement, dated July 26, 2000, among ICO-Teledesic Global Limited, CDR-Satco, L.L.C., Clayton, Dubilier & Rice, Inc. and The Clayton, Dubilier & Rice Fund VI Limited Partnership	10-12G	000-52006	10.15	05/15/06

10.4	Indemnification Agreement, dated July 17, 2000, between ICO-Teledesic Global Limited and Cascade Investment, LLC	10-12G	000-52006	10.16	05/15/06

10.5*	ICO Global Communications (Holdings) Limited 2000 Stock Incentive Plan, As Amended and Restated effective June 15, 2007	10-Q	001-33008	10.20.1	08/14/07

10.6*	Form of Class A Common Stock Option Agreement under 2000 Stock Incentive Plan	10-12G	000-52006	10.21	05/15/06

10.7*	Form of Restricted Stock Award Agreement under 2000 Stock Incentive Plan	10-12G	000-52006	10.23	05/15/06

10.8*	Pendrell Corporation 2012 Equity Incentive Plan	8-K	001-33008	10.1	08/28/12

10.9*	Form of Stock Option Agreement under 2012 Equity Incentive Plan	10-K	001-33008	10.9	03/08/13

10.10*	Form of Restricted Stock Unit Agreement under 2012 Equity Incentive Plan	10-Q	001-33008	10.1	10/30/15

10.11*	Form of Restricted Stock Award Agreement under 2012 Equity Incentive Plan	10-Q	001-33008	10.2	10/30/15

10.12*	Pendrell Corporation 2015 Incentive Plan	8-K	001-33008	10.1	03/13/15

10.13*	Board Compensation Policy, effective January 1, 2013	10-K	001-33008	10.11	03/08/13

10.14	Form of Securities Purchase Agreement	8-K	001-33008	10.1	06/06/08

10.15*	Employment Letter Agreement between Pendrell Corporation and Lee E. Mikles signed June 8, 2015 to be effective June 1, 2015	8-K	001-33008	10.1	06/10/15

10.16*	Amended and Restated Employment Letter Agreement between Pendrell Corporation (formerly ICO Global Communications (Holdings) Limited) and Benjamin G. Wolff dated July 1, 2011	8-K	001-33008	10.4	07/08/11

10.17*	Separation Agreement effective November 19, 2014 between Pendrell Corporation and its subsidiaries and Benjamin G. Wolff	10-K	001-33008	10.14	03/06/15

10.18*	Amended and Restated Employment Letter Agreement between Pendrell Corporation (formerly ICO Global Communications (Holdings) Limited) and R. Gerard Salemme dated July 1, 2011, as supplemented by addenda dated August 26, 2014 and January 1, 2015	10-K	001-33008	10.15	03/06/15

10.19*	Retention Agreement effective February 16, 2015 between Pendrell Corporation and R. Gerard Salemme	10-K	001-33008	10.16	03/16/15

10.20*	Employment Letter Agreement between Pendrell Corporation and Robert S. Jaffe dated June 7, 2012	8-K	001-33008	10.1	06/14/12

10.21*	Severance and Release Agreement effective April 18, 2014 between Pendrell Corporation and Robert S. Jaffe	10-K	001-33008	10.18	03/16/15

10.22*	Employment Letter Agreement between Pendrell Corporation and David H. Rinn dated February 25, 2013	8-K	001-33008	10.1	03/01/13

10.23*	Employment Letter Agreement between Pendrell Corporation and Steven A. Ednie	10-K	001-33008	10.20	03/06/15

dated August 28, 2014, as supplemented by an addendum dated February 13, 2015

10.24*	Employment Letter Agreement between Pendrell Corporation and Scott G. Richardson dated July 11, 2012, as supplemented by addenda dated January 1, 2015 and February 13, 2015	10-K	001-33008	10.21	03/06/15

10.25*	Retention Agreement effective December 31, 2015 between Pendrell Corporation and Scott G. Richardson					X

10.26*	Employment Letter Agreement between Pendrell Corporation (formerly ICO Global Communications (Holdings) Limited) and Timothy M. Dozois dated July 1, 2011, as supplemented by addenda dated January 1, 2015 and February 13, 2015	10-K	001-33008	10.22	03/06/15

21.1	List of Subsidiaries					X

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm					X

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a)					X

31.2	Certification of the principal financial and accounting officer required by Rule 13a-14(a) or Rule 15d-14(a)					X

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350)					X

101	The following financial statements from Pendrell Corporation’s 10-K for the fiscal year ended December 31, 2015 formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements					X

*	Management contract or compensatory plan or arrangement.