Form 10-K/A
period 2015-12-31
Pendrell Corp
filed 2016-04-28
CIK 1359555

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

As of June 30, 2015, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $237,203,993.

As of April 25, 2016, the registrant had 214,512,443 shares of Class A common stock and 53,660,000 shares of Class B common stock outstanding.

EXPLANATORY NOTE

Pendrell Corporation (“Pendrell” or the “Company”), is filing this Amendment No. 1 to our Form 10-K (the “Amendment”) for the fiscal year ended December 31, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2016, for the purposes of providing the information required by Part III that we intended to be incorporated by reference from our proxy statement relating to our 2016 annual meeting of shareholders. This Amendment hereby amends the cover page, Items 10, 11, 12, 13 and 14 of Part III, and Item 15 of Part IV.

Except as otherwise expressly stated herein, this Amendment does not reflect events occurring after the date of the Form 10-K, nor does it modify or update the disclosure contained in the Form 10-K in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment should be read in conjunction with the Form 10-K and the Company’s other filings made with the SEC on or subsequent to March 4, 2016.

We have also included as exhibits the certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

PENDRELL CORPORATION

2015 ANNUAL REPORT ON FORM 10-K/A

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Controlled Company

Eagle River Satellite Holdings, LLC and its affiliates (“Eagle River”) control approximately 64.9% of the voting power of our outstanding common stock as of April 20, 2016. As a result, we are a “controlled company” within the meaning of the NASDAQ Stock Market (“Nasdaq”) corporate governance rules and, as such, need not comply with certain Nasdaq corporate governance requirements, including (1) the requirement that a majority of the board of directors consist of independent directors, (2) the requirement that the compensation of officers be determined, or recommended to the board of directors for determination, by a majority of the independent directors or a compensation committee comprised solely of independent directors, and (3) the requirement that director nominees be selected, or recommended for the board of directors’ selection, by a majority of the independent directors or a nominating committee comprised solely of independent directors with a written charter or board resolution addressing the nomination process. We do not currently rely on any of these exemptions, but reserve the right to do so in the future. If we choose to do so, our shareholders may not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Information Concerning our Directors

The name and certain background information regarding each director of Pendrell are set forth below. There are no family relationships among directors or executive officers of Pendrell. In addition to the information presented below regarding each director’s specific experience, qualifications, attributes and skills that led the Board to conclude that he is qualified to serve as a director of the Company, each of our directors has demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment to Pendrell and our Board as demonstrated by his past service.

Name	Age	Position Held with the Company
Richard P. Emerson	54	Director
Nicolas Kauser	76	Director
Craig O. McCaw	66	Executive Chairman of the Board of Directors
Lee E. Mikles	60	Chief Executive Officer, President and Director
R. Gerard Salemme	62	Consultant and Director
Stuart M. Sloan	72	Director
H. Brian Thompson	77	Director

Richard P. Emerson

Became Director: October 2010

Mr. Emerson has spent his entire career in investment banking and corporate finance. Since 2008, Mr. Emerson has been a private investor and pursued personal interests. From 2009 to 2012, Mr. Emerson attended Stanford University Law School from which he earned a juris doctor degree. From 2004 through 2008, he was Senior Managing Director of Evercore Partners Inc., a public investment banking advisory firm. From 2000 through 2003, Mr. Emerson served as Senior Vice President for Microsoft Corporation, a leading provider of software and technology solutions, reporting directly to the Chief Executive Officer and serving on the executive leadership team, with responsibility for all acquisitions, investments and corporate strategy. Mr. Emerson joined Microsoft from investment bank Lazard Ltd., where as a Senior Managing Director, he advised telecom and technology clients on significant mergers, acquisitions and related financial transactions from 1994 to 2000. Prior to Lazard, Mr. Emerson held senior roles with The Blackstone Group and Morgan Stanley & Co., both of which are financial services companies. Mr. Emerson previously served on the Board of Directors of Clearwire Corporation, a leading provider of wireless broadband services (“Clearwire”), from 2003 through 2008, where he also served on the Audit Committee.

Qualifications and Skills: With a career dedicated to corporate finance and mergers and acquisitions, Mr. Emerson is well suited to assist the Company with future financing and investment opportunities. His extensive background in corporate finance, his prior experience as a member of the Audit Committees of two public companies and a non-profit entity, and his experience analyzing and evaluating financial statements qualifies him as an ‘audit committee financial expert’ as defined in the applicable rules of the SEC and applicable NASDAQ listing standards. As such, the Board of Directors has appointed Mr. Emerson to serve as Chair of the Audit Committee.

Nicolas Kauser

Became Director: December 2008 (also served from May 2000 through May 2004)

Mr. Kauser is now retired after spending over 40 years in the communications industry. He was President of Clearwire International LLC and Chief Technology Officer of Clearwire from 2005 to 2008, and he also served on the board of directors of Clearwire. From 1990 to 1998, Mr. Kauser served as Executive Vice President and Chief Technology Officer of AT&T Wireless Services, Inc. (formerly McCaw Cellular Communications, Inc.) and from 1984 to 1990, he served as Senior Vice President of Operations and Vice President of Engineering of Rogers Cantel, Inc., a Canadian wireless service provider. He also spent 20 years in Venezuela where he first worked for the National Telephone Co. and subsequently co-founded two companies in the communications industry. From 1999 to January 2015, Mr. Kauser served on the board of directors of TriQuint Semiconductor, Inc., a provider of radio frequency solutions and technology, where at various times he served on the board’s Compensation, Audit and Nominating and Governance Committees. In 1998, Mr. Kauser received the prestigious Gold Prize awarded by The Carnegie Mellon Institute and American Management Systems for excellence in the application of information technology. In recognition of his contributions to the communications industry, Mr. Kauser was inducted to the Wireless Hall of Fame in October 2011.

Qualifications and Skills: Mr. Kauser was a director of Pendrell from 2000 to 2004 and is familiar with our operations and history. He has been involved in the technology industry for many years and has particular experience with communications companies. In addition, Mr. Kauser’s experience as a senior officer at Clearwire and AT&T provides him with the management experience to assist in the oversight of our operations and strategic objectives. He has served on the boards of directors of a number of companies, including TriQuint Semiconductor, Inc. and various private companies. Mr. Kauser has prior experience serving on the Audit and Nominating and Governance Committees of a publicly traded company. As such, the Board of Directors has appointed Mr. Kauser to serve as Chair of the Nominating and Governance Committee and as a member of the Audit Committee.

Craig O. McCaw

Became Director: May 2000; Chairman of the Board since June 2011 (also served as Chairman from 2000 until 2009); Executive Chairman since November 2014.

Since 1993, Mr. McCaw has been Chairman, Chief Executive Officer, and the beneficial member of the Eagle River group of investment companies which focus on strategic investments in the telecommunications industry. Mr. McCaw served as a director and Chairman of DBSD North America, Inc., a satellite communications company, from 2005 to 2008. Mr. McCaw founded Clearwire in 2003 and served as its Chairman of the Board of Directors from 2003 to December 2010. Mr. McCaw was a director of Nextel Communications, Inc., a wireless service provider that was acquired by Sprint Corporation in 2005, from 1995 until 2003, and a director of XO Communications, Inc., a communications network services provider formerly known as NEXTLINK Communications, Inc. (“XO”), from 1997 until 2002. From 1994 to 1997, he was also XO’s Chief Executive Officer. From 1974 to 1994, Mr. McCaw served as Chairman and Chief Executive Officer of McCaw Cellular Communications, Inc., which he built into the nation’s leading provider of cellular services in more than 100 U.S. cities, until the company was sold to AT&T in 1994.

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

Lee E. Mikles

Became Director: April 2014

Mr. Mikles was appointed President and Chief Executive Officer of Pendrell in June 2015 following his service as Interim Chief Executive Officer and President from November 2014 to June 2015. He has served as a director of FutureFuel Corp., a manufacturer of custom and performance chemicals and biofuels, since 2005. He also served as Future Fuel’s Chief Executive Officer from 2005 to January 2013, its president from 2005 to January 2015, and its principal financial officer from 2005 to 2008. He served as chairman of Mikles/Miller Management, Inc., a registered investment adviser and home to the Kodiak family of funds, between 1992 and 2005 and was chairman of Mikles/Miller Securities, LLC, a registered broker-dealer, between 1999 and 2005. Mr. Mikles has served on the boards of directors of Pacific Capital Bankcorp., Official Payments Corporation, Coastcast Corporation, Nelnet, Inc., Imperial Bank and Imperial Bancorp.

Qualifications and Skills: Mr. Mikles brings to our Board of Directors extensive business, finance and investment experience. In addition, his experience as a senior executive and director of private and public companies, his active involvement in strategic planning and his significant financial and investment experience make him well suited to assist the Company in the oversight of our future strategic business and investment opportunities.

R. Gerard Salemme

Became Director: June 2010 (also served from May 2002 through December 2008)

Mr. Salemme has served as a consultant to the Company since February 2015. Mr. Salemme was our Executive Vice President and Chief Strategy Officer from March 2011 to February 2015. He has also served on the Board of Directors of EarthLink, Inc., a Leading IT services and communications provider, since October 2013 and is a Partner in Eagle River Partners, LLC, a private investment firm. Mr. Salemme has over 30 years of experience in business and government, having served as Executive Vice President-Strategy, Policy and External Affairs of Clearwire from 2004 to 2010, and as Senior Vice President, External Affairs of XO. Prior to joining XO, Mr. Salemme held senior executive positions with AT&T Corporation and McCaw Cellular Communications Inc. He also held the position of Senior Telecommunications Policy Analyst for the U.S. House of Representatives Subcommittee on Telecommunications and Finance from 1987 to 1991 and served as Chief of staff to Congressman Ed Markey of Massachusetts from 1976 to 1984.

Qualifications and Skills: Mr. Salemme brings to our Board of Directors significant experience in business and government, including experience gained as a senior executive officer with Clearwire, XO and AT&T, which provides him with the management experience to assist in the oversight of our operations and strategic objectives. He is familiar with our operations and history, having served on our Board of Directors from 2002 to 2008 and as an executive officer from March 2011 to February 2015. He has also served on the Boards of Directors of a number of private companies.

Stuart M. Sloan

Became Director: October 2010

Since 1984, Mr. Sloan has been a principal of Sloan Capital Companies LLC, a private investment company that serves as general partner in the redevelopment of University Village, a nationally recognized regional center for upscale shopping in Seattle, Washington. From 1986 through 1999, Mr. Sloan was an owner and executive officer of Quality Food Centers, Inc., a grocery retailer (“QFC”), which was acquired by The Fred Meyer Co. in 1997. Prior to QFC, from 1967 until 1984, Mr. Sloan owned in part and operated Schuck’s Auto Supply, Inc., a retail provider of automotive maintenance and repair products that was sold to Pay ‘n Save Corp in 1984. Mr. Sloan currently serves as a director of Anixter International, Inc., a global distributor of communications and security products, electrical and electronic wire and cable, fasteners and other small parts. From 2003 until March 2011, Mr. Sloan served as a director of J. Crew Group, Inc., an apparel retailer. He is active, both personally and through his private foundation, in numerous civic, cultural, educational and other philanthropic activities.

Qualifications and Skills: Mr. Sloan’s extensive management experience, along with his service on numerous Boards of Directors, provides him with the experience to assist in the oversight of our operations and strategic objectives. For this reason, the Board of Directors has appointed Mr. Sloan to serve as a member of the Nominating and Governance Committee. His direct involvement, over the span of decades, with management, personnel management and employee incentives makes him particularly well suited to assist with compensation issues and other human resource matters. As such, the Board of Directors has appointed Mr. Sloan to serve as a member of the Compensation Committee.

H. Brian Thompson

Became Director: May 2007

Since 2006, Mr. Thompson has been Executive Chairman of GTT Communications, Inc., a leading global cloud network provider to multinational clients. Mr. Thompson continues to head his own private equity investment and advisory firm, Universal Telecommunications, Inc. From 2002 to 2007, Mr. Thompson was Chairman of Comsat International, one of the largest independent telecommunications operators serving all of Latin America. He also served as Chairman and Chief Executive Officer of Global TeleSystems Group, Inc. from 1999 to 2000. Mr. Thompson was Chairman and Chief Executive Officer of LCI International, Inc. a telecommunications company, from 1991 until its merger with Qwest Communications International Inc. in 1998. Mr. Thompson became Vice Chairman of the Board of Directors for Qwest until his resignation in December 1998. Mr. Thompson previously served as Executive Vice President of MCI Communications Corporation, a telecommunications company, from 1981 to 1990, and prior to MCI was a management consultant with McKinsey & Company, a global management consulting firm, where he specialized in the management of telecommunications. He currently serves as a member of the Board of Directors of Penske Automotive Group, an international automotive retailer, and Sonus Networks, Inc., a provider of IP network solutions. He serves as a member of the Irish Prime Minister’s Ireland-America Economic Advisory Board, and from January 1999 to March 1999, he served as Non-Executive Chairman of Telecom Eireann, Ireland’s incumbent telephone company. Mr. Thompson received his M.B.A. from Harvard’s Graduate School of Business and holds an undergraduate degree in chemical engineering from the University of Massachusetts.

Qualifications and Skills: Mr. Thompson brings to our Board of Directors significant experience in the telecommunications industry, including experience as an Executive Chairman at GTT Communications, Inc. and Chairman at Comsat International. His executive officer experience at LCI International and MCI Communications Corporation provides him with the management experience to assist in the oversight of our operations and strategic objectives. He has served on the Board of Directors of a number of companies, including Axcelis Technologies, Inc. and Sonus Networks, Inc. The Board of Directors has appointed Mr. Thompson to serve as chair of the Compensation Committee and as a member of its Audit Committee.

Information Concerning our Executive Officers

The following is a list of the names and ages of our current executive officers, indicating all positions and offices held by each such person and each such person’s business experience during at least the past five years. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

Name	Age	Position Held with the Company
Lee E. Mikles	60	Director; Chief Executive Officer and President
Steven A. Ednie	48	Vice President and Chief Financial Officer
Timothy M. Dozois	53	Corporate Counsel and Corporate Secretary

Set forth below is certain additional information concerning Messrs. Ednie and Dozois. Information concerning Mr. Mikles has been provided above under the caption “Information Concerning our Directors.”

Steven A. Ednie

Mr. Ednie has served as our Vice President and Chief Financial Officer since September 2014. Mr. Ednie is an experienced financial executive with an extensive background in domestic and international accounting and tax matters, serving most recently as Chief Accounting Officer of Clearwire from October 2010 to April 2014, and as Vice President-Tax and Chief Tax Officer from 2004 to April 2014. Before joining Clearwire, Mr. Ednie served as the Director of Tax of Expedia, Inc., an Internet-based travel website company, from 2002 to 2004, as Executive Director–Tax and Chief Tax Officer of XO from 1997 to 2002, and as Tax Manager of MIDCOM Communications, Inc., a telecommunications company, from 1996 to 1997. Mr. Ednie began his professional career at Coopers & Lybrand, LLP, an accounting firm, where he was a Senior Associate. Mr. Ednie holds a B.A. in Business Administration from the University of Washington.

Timothy M. Dozois

Mr. Dozois has served as our Corporate Counsel since 2010 and as our Corporate Secretary since April 2014. He also served as our Acting General Counsel from 2010 to July 2012. From 1996 to 2010, Mr. Dozois engaged in the private practice of law as an equity partner of Davis Wright Tremaine LLP, with a focus on securities law compliance, mergers, acquisitions, divestitures, and technology licensing matters. Mr. Dozois has been an outside director of MacKenzie Realty Capital, Inc., a publicly listed real estate business development company, since January 2012, and an outside director of Pinnacle Healthcare, Inc., a privately held operator of skilled nursing facilities, since July 2011. Mr. Dozois is a member of the Oregon State Bar Association. He received his B.S. in Financial Management from Oregon State University and his J.D from the University of Oregon School of Law, where he was Order of the Coif.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers, directors and ten percent shareholders to file reports of ownership and changes in ownership with the SEC. The same persons are required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of such forms furnished to us during the most recent fiscal year, we believe that all reports required by section 16(a) for transactions in the year ended December 31, 2015 were filed timely.

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics that applies to all officers, directors and employees. The Code of Conduct and Ethics is publicly available on our website located at www.pendrell.com, by clicking on “Investors” and then “Corporate Governance,” or can be obtained without charge by written request to Pendrell’s Corporate Secretary at the address of Pendrell’s principal executive office. If the Company makes any substantive amendments to the Code of Conduct and Ethics or grants any waiver from a provision of the Code of Conduct and Ethics to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

Shareholder Nominations and Recommendations for Director Candidates

We have not made any material changes to the procedures by which our shareholders may recommend nominees to our board of directors since we last disclosed the procedures under the caption “Shareholder Nominations and Recommendations for Director Candidates” in our proxy statement for the 2015 annual meeting of shareholders filed with the SEC on April 30, 2015.

Audit Committee of the Board

We have a standing Audit Committee of the Board of Directors comprised of Messrs. Emerson, Kauser, and Thompson. The Audit Committee provides oversight of our accounting and financial reporting processes and financial statement audits, reviews Pendrell’s internal accounting procedures, and consults with and reviews the services provided by its independent auditors. All of the members of our Audit Committee are financially literate pursuant to Nasdaq rules, and our Board has designated Mr. Emerson as the Audit Committee Financial Expert, as defined by the SEC and applicable listing rules. Applying the rules of the Nasdaq Stock Market and the SEC, the Board of Directors has determined that each member of the Audit Committee is independent.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

This compensation discussion and analysis describes the compensation of our named executive officers in 2015, the principles underlying our executive compensation program, and the manner by which those principles influenced our policies and decisions regarding the compensation of our named executive officers.

Our named executive officers for 2015 are listed in the Summary Compensation Table and include the following individuals:

•	Lee E. Mikles, our Chief Executive Officer and President;

•	Steven A. Ednie, our Vice President and Chief Financial Officer;

•	Timothy M. Dozois, our Corporate Counsel and Corporate Secretary;

•	R. Gerard Salemme, our former Executive Vice President and Chief Strategy Officer; and

•	Scott G. Richardson, our former Vice President and Chief Product Officer.

Executive Summary for 2015

Overview. We experienced significant changes in our executive ranks in 2015. Mr. Mikles was appointed President and Chief Executive Officer in June 2015 following his service as Interim President and Chief Executive Officer from November 2014 to June 2015. In February 2015, Mr. Salemme left his position as Chief Strategy Officer to assume a consulting role. Similarly, Mr. Richardson left his position as Chief Product Officer to become a consultant at the end of 2015. By year end, we had three executive officers, which is a number we deem appropriate for our current size and operations. In connection with the reduction in size of our executive team, we implemented a plan to substantially reduce our costs and simplify our operations while retaining the resources we deem critical to the generation of revenue from our existing intellectual property assets and the pursuit of new business opportunities. We divested certain businesses that did not generate reliable cash flow, we continued to abandon intellectual property assets that do not support our existing licensing programs, we lowered our facilities costs, and we significantly reduced the size of our work force. We also established core objectives for our employees to coincide with our operational initiatives, which include expanding capacity, increasing productivity, creating efficiencies and implementing tangible process improvements, and we made significant progress toward the achievement of these objectives.

Pay for Performance. Consistent with our pay-for-performance philosophy, a substantial part of our executive compensation program consists of performance-based compensation. During 2015, our named executive officers who participated in our annual performance-based cash incentive plan, which we also refer to as the 2015 Incentive Plan (the “2015 Incentive Plan”), were eligible to receive cash bonuses only upon achieving pre-established performance objectives, the majority of which were weighted toward Company financial objectives and the remainder of which were based on individual objectives. We also granted performance-based equity awards to Mr. Mikles as the principal component of his CEO compensation package, whereby the awards will become eligible to vest only upon the achievement of corporate performance and/or stock price goals (subject to continued service with us).

Financial Results. Our financial results for 2015 reflected our focus on achieving revenue targets and reducing costs. We exceeded our targets for budgeted revenue, adjusted earnings before interest, taxes, depreciation and amortization (“AEBITDA”), and non-variable cash expense by 0.2%, 62.4% and 17.4%, respectively. We also achieved profit and loss objectives for individual cost centers within the Company.

2015 Compensation Highlights

Summarized below are the highlights of our 2015 executive compensation program and related key events. Each is described more fully in later sections of this Compensation Discussion and Analysis.

•	We designed a competitive compensation package for Mr. Mikles, who was appointed President and Chief Executive Officer in June 2015 following his service as Interim President and Chief Executive Officer from November 2014 to June 2015. Mr. Mikles’ compensation package consists almost exclusively of long-term equity incentive compensation, a majority of which is performance-based, to align his interests with those of our shareholders.

•	In lieu of salary increases, we increased the performance-based cash incentive compensation targets by 3.5% for Messrs. Ednie and Dozois and 3% for Mr. Richardson in order to increase the performance-based portion of their compensation. There were no salary increases awarded to any named executive officer in 2015.

•	We awarded 2015 cash incentive awards under the 2015 Incentive Plan to Messrs. Ednie and Dozois at 93.5% and 97.5% of target, respectively, based on the achievement of 2015 stated corporate objectives and on individual performance. Messrs. Mikles, Salemme, and Richardson were not eligible to receive cash incentive awards under the 2015 Incentive Plan.

•	We awarded long-term equity compensation to Messrs. Ednie, Dozois, and Richardson to reward individual contributions to our key strategic initiatives, align the interests of these executives with those of our shareholders, encourage retention, and motivate these executives to enhance the long-term value of Pendrell.

•	We entered into a retention agreement with each of Messrs. Salemme and Richardson in connection with their transitions from executive officer to consultant on February 16, 2015 and December 31, 2015, respectively, pursuant to which each of these individuals is paid a monthly consulting fee. Mr. Salemme also received lump-sum payment of $455,000 in connection with his transition from executive officer to consultant.

•	The advisory vote on executive compensation at our 2015 annual meeting of shareholders received approval from over 92% of the votes cast.

Executive Compensation Philosophy and Objectives

Our executive compensation program is designed to balance achievement of near-term results with positioning for long-term success by encouraging executives to achieve key corporate and individual objectives. Pendrell believes that the skill, talent, judgment, and dedication of its executive officers are critical factors affecting the long-term value of our company. In furtherance of this belief, the primary goals of our executive compensation program in 2015 were to (i) provide compensation at competitive levels in order to attract and retain qualified executives who can manage the evolution of our business and contribute to our long-term success, (ii) motivate performance consistent with clearly defined corporate and individual performance goals, and (iii) provide incentives to help align the long-term interests of our executives with those of our shareholders. We believe our executive compensation program provides a solid framework for implementing and maintaining a balanced approach to compensation, has been instrumental in helping us accomplish our business objectives, and is strongly aligned with the long-term interests of our shareholders. In detail, our compensation program is designed to:

•	provide a balance between fixed and variable compensation elements that encourage performance while discouraging excessive risk-taking;

•	provide incentives that encourage our executives to appropriately balance short-term and long-term strategic goals;

•	attract and retain individuals with the leadership abilities and skills to successfully execute our business strategy and build long-term shareholder value;

•	encourage and reward outstanding initiative, achievement, and teamwork, and motivate individuals to perform at their highest level;

•	reflect varying degrees of executive responsibility, accountability and impact on our business;

•	provide compensation and incentive packages to our executives that are competitive with our peer companies;

•	emphasize performance-based pay that aligns incentives with our strategic objectives; and

•	provide a meaningful ownership stake to appropriately align executive interests with shareholder interests.

Role of the Compensation Committee

The Compensation Committee of the Board of Directors is responsible for the oversight of our executive compensation program. Each director who served on the Compensation Committee in 2015 continues to serve on the Compensation Committee as of the date of this discussion, is a non-employee director within the meaning of SEC Rule 16b-3, is an outside director within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and is an independent director under Nasdaq stock exchange listing rules. The Compensation Committee’s purpose is to discharge the Board’s responsibilities relating to executive compensation and to administer policies that govern our compensation and benefit programs. The Compensation Committee has overall responsibility for approving and evaluating our executive officer compensation plans, policies, and programs, including:

•	periodically reviewing and establishing the agreements with, and compensation of, our executive officers;

•	establishing and periodically reviewing the operation and administration of our executive compensation programs;

•	carrying out duties assigned to the Compensation Committee under any equity compensation plan or other incentive compensation plan, including granting equity awards to our executive officers; and

•	performing other duties as assigned by the Board of Directors.

The Compensation Committee may delegate authority to subcommittees, retain or terminate compensation consultants, and obtain advice and assistance from internal or external legal, accounting or other advisers. The Compensation Committee may also consider recommendations of the Chief Executive Officer, but has final authority to set compensation amounts or awards for our named executive officers.

Say on Pay Feedback from Shareholders

Shareholders holding more than 92% of the votes cast at our 2015 annual meeting of shareholders approved, on an advisory basis, the compensation of our named executive officers. The Compensation Committee considered the results of the 2015 vote and, based in part on the significant shareholder support, made no changes to our executive compensation policies or decisions as a result of the vote. As in prior years, and consistent with the 2011 decision of the Company’s shareholders to hold annual say-on-pay votes, we will hold an advisory vote on executive compensation at our 2016 annual meeting of shareholders.

Role of Compensation Committee Consultants in Compensation Decisions

The Compensation Committee periodically engages independent compensation consultants to provide assistance and advice as it discharges its responsibilities. Compensation consultants may review our compensation programs to confirm consistency with our executive compensation philosophy and objectives, may advise the Compensation Committee on emerging trends and issues related to the compensation of executive officers, and may recommend peer group and market data as reference points for executive compensation decisions. In 2015, the Compensation Committee retained Board Advisory, LLC (“Board Advisory”) as its independent third party consultant to assist with the establishment of the compensation of Mr. Mikles, our Chief Executive Officer and President. Before engaging Board Advisory, the Compensation Committee determined that Board Advisory is independent of the Company under independence guidelines established by the SEC and Nasdaq, and that the retention of Board Advisory did not give rise to any conflict of interest.

Role of Management in Compensation Decisions

Our Chief Executive Officer and President periodically assesses the performance of our executive officers (other than himself) and makes recommendations to the Compensation Committee regarding the compensation of these executive officers. In early 2015, Mr. Mikles assessed the contributions of our executive officers toward the achievement of our business and strategic objectives in 2014, as well as each executive officer’s effectiveness in overseeing the function for which the executive officer is responsible. In lieu of increases in annual base salary, Mr. Mikles recommended that the Compensation Committee increase the cash incentive target compensation for these executives to increase the portion of their compensation that is performance-based. He also made recommendations regarding 2015 performance goals for these executive officers, and in July 2015 he recommended the granting of long-term equity incentive awards to Messrs. Ednie, Dozois, and Richardson. In January 2016, Mr. Mikles assessed the individual performance of Messrs. Ednie and Dozois for 2015 and the contributions of these executives to our 2015 business and strategic objectives, and thereafter made recommendations to the Compensation Committee regarding cash incentive awards for Messrs. Ednie and Dozois pursuant to the 2015 Incentive Plan. Mr. Mikles did not make recommendations regarding his own compensation, nor was he present for any executive sessions or discussions regarding his own compensation.

Peer Companies and Benchmarking

The Compensation Committee considers multiple data sources when assessing and constructing compensation programs, including competitive market data. However, the Committee does not set or maintain compensation at certain target percentiles within a peer group, nor does the Committee rely solely on market data. Instead, the Committee exercises discretion when making decisions regarding our compensation programs and the performance assessment process, with the goal of rapidly responding to and adjusting for an evolving business environment and the value delivered by our executive officers.

In addition to competitive market data, the Compensation Committee considers a variety of other factors when establishing compensation programs, including general market conditions, internal equity, individual responsibilities, and individuals’ recent or expected future contributions. The Compensation Committee also looks to our human resources staff to periodically assess executive compensation data from compensation consultants or salary surveys.

Mr. Mikles. Effective June 1, 2015, the Board of Directors appointed Mr. Mikles as our Chief Executive Officer and President following his service as Interim Chief Executive Officer and President from November 19, 2014 to June 1, 2015. In establishing compensation for Mr. Mikles upon his transition from interim status, our Compensation Committee considered the total direct compensation of chief executive officers in a group of 11 companies in the technology and intellectual property sector (the “Compensation Peer Group”). Our human resources staff and the Compensation Committee selected these companies based on a number of factors, including revenue, industry, stage of development, and market capitalization. The companies in the Compensation Peer Group are:

Acacia Research Corporation	Dolby Laboratories, Inc.
DTS, Inc.	Immersion Corporation
InterDigital, Inc.	Rambus Inc.
Rovi Corporation	RPX Corporation
Tessera Technologies, Inc.	TiVO Inc.
VirnetX Holding Corporation

Messrs. Ednie, Dozois, and Richardson. The Compensation Peer Group was used for the purpose of comparing the 2015 cash compensation of Messrs. Ednie and Dozois to the market. The Radford Global Technology Survey for technology companies with revenues between $200 million and $500 million (the “Radford Survey”) was used to compare the 2015 cash compensation of Mr. Richardson to the market. These resources are widely utilized by similarly situated companies in determining executive compensation levels. The Compensation Committee also considers each executive’s experience, skills, role, and responsibilities when it determines the compensation of each executive.

Mr. Ednie’s annual base salary for 2015 was slightly above the 50th percentile of the annual base salaries of chief financial officers in the Compensation Peer Group. His total target cash compensation for 2015 was established between the 50th and 60th percentiles of the total target cash compensation for chief financial officers in the Compensation Peer Group. Mr. Dozois’ annual base salary and total target cash compensation for 2015 were below the 50th percentile of the annual base salaries and total target cash compensation of individuals serving as general counsel for the companies in the Compensation Peer Group. Mr. Richardson’s annual base salary for 2015 was at the 50th percentile of the annual base salaries of similarly situated executives in the Radford Survey, and his total target cash compensation for 2015 was below the 50th percentile as reflected in the Radford Survey.

The Radford Survey was used to compare the competitive annual long-term value of the equity incentive awards granted to each of Messrs. Ednie, Dozois, and Richardson in July 2015. The comparison assumed a price of $1.25 per share for the Company’s Class A common stock and a 50% Black Scholes value. The equity awards granted to Mr. Ednie were significantly below the 50th percentile as compared to chief financial officers in the Compensation Peer Group, however, the Compensation Committee considered the size of the equity awards granted to Mr. Ednie at the time of his hiring in September 2014 when determining the size of the equity awards granted to Mr. Ednie in 2015. The equity awards granted to Mr. Dozois were below the 50th percentile and the equity awards granted to Mr. Richardson were at the 50th percentile as compared to similarly situated executives in the Radford Survey. The equity awards granted to Messrs. Ednie, Dozois, and Richardson in July 2015 are described under the caption “Long-term Equity Incentive Awards” in this Compensation Discussion and Analysis.

Our Compensation Committee does not rigidly apply competitive compensation data. Actual cash compensation paid to any particular executive may be above or below the targeted range due to a number of factors, including but not limited to Company and individual performance, differences in responsibilities between executives at peer companies, an executive’s prior experience and experience and tenure with the Company, and contributions relative to other executives at the Company. The value of equity compensation awards to particular executives may be above or below competitive market data due to a number of factors, including those listed above, as well as perceived limitations in the compensation survey data as it relates to equity compensation, an executive’s potential future contributions to us, an executive’s expected tenure, and the retention value, or holding power, of existing equity compensation awards.

Elements of Compensation

Our 2015 executive compensation program for Messrs. Ednie, Dozois, and Richardson consisted of the following primary elements: base salary, short-term performance-based cash incentive compensation, and long-term equity incentive compensation awards. The 2015 compensation for Mr. Mikles consisted primarily of long-term equity incentive awards (the “Equity Awards”), a majority of which are performance-based. The 2015 compensation for Mr. Salemme consisted primarily of consulting fees and a retention award as described in a retention agreement between the Company and Mr. Salemme dated February 16, 2015 (the “Salemme Agreement”). The Salemme Agreement is further described under the caption “Other Compensation-Employment, Severance and Change in Control Arrangements-Mr. Salemme” of this Compensation Discussion and Analysis.

Each element of our executive compensation program is designed to achieve one or more of our performance, retention, and alignment goals as described below. These elements provide incentives to encourage our executives to appropriately balance their focus between our short-term and long-term strategic goals.

Compensation Element	Designed to Reward	Relationship to Compensation Philosophy
Annual Base Salary	Executive officer’s experience, responsibilities, and contributions to the Company	Attract and retain talented executives through competitive pay programs that ensure a fixed level of annual cash compensation for our executives

Short-term Performance-based Cash Incentives	Achievement of corporate and individual performance goals	Motivate executives to achieve and exceed annual business and individual objectives that we believe are important to our long-term success

Long-term Equity Incentives (options and stock awards)	Increased shareholder value through the achievement of long-term strategic goals such as revenue growth, return on invested capital, and stock price appreciation	Align executive and shareholder interests to optimize shareholder return; motivate executives to achieve and exceed business objectives; encourage retention through multi-year vesting

Each executive’s compensation, including the mix of cash compensation, equity awards and compensation that is performance-based, ultimately reflects the Compensation Committee’s business judgment in consideration of these factors and shareholder interests.

With the exception of nominal monthly stipends to assist with commuting and/or lodging expenses incurred by Mr. Dozois, and for a portion of 2015, Mr. Richardson, who reside outside the state of Washington, Pendrell has not established programs under which executive perquisites are offered. Mr. Richardson’s stipend was discontinued effective August 1, 2015. Pendrell does not offer guaranteed payouts under its cash incentive program or other benefit programs to its executives that are not provided to the general employee population.

2015 Executive Compensation

Compensation of the Chief Executive Officer and President

Mr. Mikles was appointed our Chief Executive Officer and President in June 2015, following his service as our Interim Chief Executive Officer and President from November 2014 to June 2015. In May 2015, the Compensation Committee developed a proposed compensation package for Mr. Mikles (the “CEO Compensation”) that was almost exclusively comprised of long-term equity incentive compensation, and engaged Board Advisory to evaluate the CEO Compensation. In evaluating the CEO Compensation, Board Advisory applied three methodologies in its analysis of whether the CEO Compensation was reasonable and competitive as described below.

1.

A conservative valuation scenario for the Equity Awards was applied to assume a share price value for each award of $1.00 per share, which was the approximate market value of a share of the Company’s Class A common stock at the time the evaluation was conducted. The resulting total value of the Equity Awards was then divided by four years of vesting time.

Board Advisory determined the annualized value of the CEO Compensation to be $3.26 million, or 17.4% above the median total direct compensation of $2.78 million for the Compensation Peer Group, which Board Advisory deemed to be reasonable and competitive.

2.	A discount was applied to the value of the nonqualified stock options to account for the likelihood of performance goal achievement, which reduced the annualized value of the CEO Compensation to $2.36 million, or 15% below the median total direct compensation for the Compensation Peer Group. Board Advisory also deemed the CEO Compensation to be reasonable and appropriate using this approach.

3.	Board Advisory compared the Equity Awards, which represent a 6.1% ownership stake in the Company, to the typical CEO ownership stake of 4% to 7% in early-stage start-up companies based on private equity and venture capital compensation data. Board Advisory determined that the CEO Compensation is reasonable, particularly in light of the nominal cash component of the CEO Compensation.

The CEO Compensation includes:

•	An annual base salary of $6,000, which is sufficient to cover employee contributions to Company-sponsored healthcare plans and required tax withholding;

•	Nonqualified stock options for the purchase of 2,000,000 shares of Class A common stock that are scheduled to vest over four years;

•	Nonqualified stock options for the purchase of 2,000,000 shares of Common Stock that are scheduled to vest over four years, provided that the Company achieves its performance objectives for the preceding calendar year under the Company’s then-applicable incentive plan;

•	500,000 restricted shares that were scheduled to vest on January 1, 2016;

•	500,000 restricted shares that were scheduled to vest on February 15, 2016, but only to the extent the Company achieved its performance objectives under the 2015 Incentive Plan;

•	3,000,000 restricted stock units (“RSUs”) that are scheduled to vest over three years, with one-third vesting on each of January 1, 2017, January 1, 2018 and January 1, 2019;

•	3,000,000 RSUs that are scheduled to vest over three years, with up to one-third vesting on each of February 15, 2017, February 15, 2018 and February 15, 2019, but only to the extent the Company achieves its performance objectives for the preceding calendar year under its then-applicable incentive plan; and

•	2,000,000 RSUs that will fully vest when both of the following have occurred: (i) the average closing price of the Company’s Class A common stock, measured over any period of 60 consecutive calendar days, has reached or exceeded $3.00 per share (the “Price Trigger”) and (ii) the date is January 1, 2017 or later. If the Price Trigger is not achieved by December 31, 2019, then none of these RSUs will vest.

The foregoing equity awards are described in more detail under the caption “Long-Term Equity Compensation-Mr. Mikles” in this Compensation Discussion and Analysis.

After considering the analysis and recommendations of Board Advisory, the Compensation Committee determined that the CEO Compensation was competitive, reasonable, and appropriate, particularly in light of its nominal cash component and the fact that a majority of the Equity Awards are performance-based. The Compensation Committee believes that establishing most of Mr. Mikles’ compensation in the form of long-term equity incentive awards, a majority of which are performance-based, aligns Mr. Mikles’ interests with those of our shareholders, motivates him to achieve corporate objectives, and encourages his retention through the additional element of time-based vesting. Based on these considerations and the analysis and recommendations of Board Advisory, in June 2015, the Compensation Committee approved the CEO Compensation.

From time to time, Mr. Mikles utilizes private chartered aircraft for business travel in order to avoid travel delays, work productively and efficiently while in transit, minimize time away from the office, and maximize time for business purposes while traveling. In 2015, the Compensation Committee approved the reimbursement of private chartered aircraft expenses incurred by Mr. Mikles for Pendrell business travel subject to limits set forth in the Company’s Travel and Reimbursement Policy. Reimbursement is

conditioned upon proper substantiation and documentation of business-related travel, including all documentation required (by the Internal Revenue Service or otherwise) to allow the Company to deduct the corresponding travel expense, and compliance with such other requirements that the Compensation Committee may impose. Personal travel (that is, travel without a substantiated business-related purpose) is not eligible for reimbursement.

Compensation of Named Executive Officers Other than the CEO and President

General Considerations

In establishing the 2015 compensation of our named executive officers other than our Chief Executive Officer and President, the Compensation Committee considered Mr. Mikles’ assessment of each executive’s fulfillment of his responsibilities, demonstrated leadership, management experience and effectiveness, as well as overall company and individual performance. When translating performance to compensation, the Compensation Committee awarded cash incentive compensation to eligible executives under the 2015 Incentive Plan based on the achievement of pre-established and objective financial performance goals, and exercised its discretion in assessing the individual performance of these executives. The following describes the primary components of our 2015 executive compensation program.

Base Salary

We provide our executive officers and other employees with base salary to compensate them for services to the Company, with the goal of attracting and retaining the executive talent needed to run our business, and to mitigate the risks associated with variable cash incentive and equity incentive compensation. Base salaries for executives are determined based on position, responsibility, experience, individual performance, overall company budgets, competitive market data, and internal equity issues. We believe that the salaries paid to our executives are sufficient to meet their essential commitments. Consequently, our incentive compensation arrangements are intended to reward their performance if, and only to the extent that, performance objectives are achieved. The Compensation Committee generally reviews base salaries annually and makes adjustments from time to time within the context of our overall compensation system. Base salary adjustments for executives are at the discretion of the Compensation Committee.

The Compensation Committee did not adjust base salaries for our named executive officers during 2015, as Mr. Ednie’s salary was determined in connection with his hire in September 2014, Mr. Salemme’s service as Chief Strategy Officer concluded in February 2015 and he became a non-employee consultant to the Company, and Messrs. Ednie, Dozois, and Richardson each received increases in target cash incentive compensation in lieu of annual base salary adjustments. The Compensation Committee believes that emphasizing pay for performance motivates our executives to achieve important business objectives of the Company and better aligns the interests of our executives with those of our shareholders.

The annualized base salaries of our named executive officers at the end of 2015 are set forth below. Actual base salaries earned by our named executive officers in 2015 are reflected in the “Summary Compensation Table.”

Named Executive Officer and Principal Position	2015 Annual Base Salary (as of 12/31/15)
Lee E. Mikles, Chief Executive Officer and President(1)	$6,000
Steven A. Ednie, Vice President and Chief Financial Officer	$350,000
Timothy M. Dozois, Corporate Counsel and Corporate Secretary	$280,675
R. Gerard Salemme, Former Executive Vice President and Chief Strategy Officer(2)	$—
Scott G. Richardson, Former Vice President and Chief Product Officer(3)	$346,080

(1)	Mr. Mikles was appointed Chief Executive Officer and President effective June 1, 2015, following his service as Interim Chief Executive Officer and President effective November 19, 2014.
(2)	Mr. Salemme resigned from his position as Executive Vice President and Chief Strategy Officer effective February 15, 2015, after which date he became a consultant to the Company. From January 1, 2015 through February 15, 2015, Mr. Salemme’s annual base salary was $424,360. Mr. Salemme earns compensation in his role as a consultant to the Company as described under the caption “Other Compensation-Employment, Severance and Change in Control Arrangements-Mr. Salemme” in this Compensation Discussion and Analysis.
(3)	Mr. Richardson resigned from his position as Vice President and Chief Product Officer effective December 31, 2015. Mr. Richardson earns compensation in his role as a consultant to the Company as described under the caption “Other Compensation-Employment, Severance and Change in Control Arrangements-Mr. Richardson” in this Compensation Discussion and Analysis.

Performance-based Cash Incentive Compensation

In March 2015, the Compensation Committee adopted the 2015 Incentive Plan for employees and executive officers other than the Chief Executive Officer and President, whose compensation is primarily comprised of long-term equity incentive awards. The 2015 Incentive Plan was designed to reward participants for achievement against 2015 performance objectives, promote a strong connection between employee contributions and the Company’s financial performance at all levels of the organization, encourage and support achievement of the business objectives of the Company, and promote retention of Company employees. The 2015 Incentive Plan provided for cash and/or stock incentive awards, calculated as a percentage of annual base salary, based upon the achievement of specified Company objectives for 2015 that were aligned with expense control, revenue, AEBITDA, and profit and loss objectives for individual cost centers within the Company, together with individual performance objectives. Awards under the 2015 Incentive Plan were not automatic and were dependent on the achievement of identified goals and objectives. Notwithstanding the performance of individual executives, the Compensation Committee had discretion to increase or decrease payments under the 2015 Incentive Plan if certain factors warranted variation from the formula established under the 2015 Incentive Plan. Participants were required to be employed by the Company on the date payments were made under the 2015 Incentive Plan in order to be eligible to receive awards under the 2015 Incentive Plan.

In February 2015, the Compensation Committee approved increases in the target performance-based cash incentive compensation for Messrs. Ednie, Dozois, and Richardson in lieu of salary adjustments in order to increase emphasis on pay-for-performance. Effective January 1, 2015, the target annual cash incentive compensation for Messrs. Ednie, Dozois, and Richardson, expressed as a percentage of annual base salary, is as follows:

Name	Target Cash Incentive Award as a Percentage of Annual Base Salary
Steven A. Ednie	53.5%
Timothy M. Dozois	36.5%
Scott G. Richardson	43.0%

Although Mr. Richardson participated in the 2015 Incentive Plan, he did not receive an incentive award for 2015 because of his transition from employee to consultant effective December 31, 2015, prior to the payment of awards under the 2015 Incentive Plan. Mr. Salemme did not participate in the 2015 Incentive Plan due to his transition from employee to consultant effective February 16, 2015; he did, however, receive a cash payment in 2015 in the amount of $455,000 as consideration for his agreement to relinquish all past and future benefits described in the employment letter agreement dated July 1, 2011 between the Company and Mr. Salemme, as supplemented by addenda dated August 25, 2014 and January 1, 2015.

Performance Criteria. The performance criteria for Messrs. Ednie, Dozois, and Richardson pursuant to the 2015 Incentive Plan consisted of both Company and individual performance objectives, with the achievement of Company objectives weighted at 85% and the achievement of individual objectives weighted at 15%. The performance criteria used to determine the individual payouts for eligible named executive officers were as follows:

•	Company financial objectives, including:

•	Challenging expense control objectives, the achievement of which required us to substantially reduce year-over-year costs between 2014 and 2015;

•	AEBITDA objectives that required management to operate the business in a manner that moved the Company substantially closer to profitability than in prior years;

•	Revenue objectives as set forth in the Company’s 2015 budget; and

•	Profit and loss objectives for each executive’s respective cost center that the Compensation Committee deemed to be challenging but achievable.

•	Individual performance goals established in each executive’s 2015 performance plan that align with our core objectives of expanding capacity, increasing productivity, creating efficiencies, implementing tangible process improvements, and capitalizing on new opportunities.

The Compensation Committee established expense control and AEBITDA goals to reward our executives for maintaining fiscal responsibility and implementing our cost reduction initiatives. The Compensation Committee established a revenue goal because we consider revenue to be a key driver of our growth and success. The Compensation Committee established cost center profit and loss objectives to render each executive accountable for the corporate function for which he is responsible. The Compensation Committee established individual performance objectives to motivate each executive to accomplish specific goals that are consistent with the Company’s objectives of growth and strong financial performance.

The following table shows (a) the Company performance objectives established under the 2015 Incentive Plan for eligible named executive officers, the achievement of which contributes 85% to the target payout, (b) the individual performance objectives under the 2015 Incentive Plan, the achievement of which contributes 15% to the target payout, and (c) the weighting of each objective.

Company Performance Objectives – 85% of Target Payout

Objective	Weighting
Expense Control	40%
Revenue	40%
AEBITDA	10%
P&L Objectives	10%

Individual Performance Objectives – 15% of Target Payout

Objective	Weighting
Fulfillment of the executive’s responsibilities within his specific function; the executive’s contributions in support of company objectives; demonstrated leadership; management experience; achievement of core objectives	100%

The Compensation Committee measured individual performance of our eligible named executive officers for 2015 using a rating scale consisting of four tiers, each of which translates to an achievement range as set forth in the following table. An employee performing below expectations was not eligible for an incentive award regardless of the achievement of Company performance objectives.

Rating	Achievement Percentage Range
Exceeds Expectations (consistently exceeds expectations in essential areas of responsibility)	75% - 125%
Meets Expectations (consistently meets expectations in essential areas of responsibility)	35% - 65%

Needs Improvement/New in Role (in position less than 90 days)	0% – 40%

Below Expectations (does not consistently meet expectations; failed in one or more areas of responsibility)	0%

Performance Objectives and Actual Performance. The Company performance objectives were determined based on objectives in our 2015 operating plan. The following table shows the 2015 Company performance objectives and actual 2015 achievement:

Company Objective	Favorable Variance to Budget	Achievement Percentage	Plan Weighting	Payout Percentage
Expense	17.4%	110.0%	40%	55.0%
Revenue	0.2%	100.0%	40%	40.0%
AEBITDA	62.4%	175.0%	10%	17.5%

Calculated Company Performance Payout:	112.5%
*Actual Company Performance Payout:	100.0%

*	As described in the section captioned “Payout Structure” below, and pursuant to its discretionary authority under the 2015 Incentive Plan, the Compensation Committee determined that achievement against the Company performance objectives for 2015 would be capped at 100%.

In addition, Messrs. Ednie and Dozois each had a component of their 2015 cash incentive payout based on the achievement of profit and loss objectives for the cost center for which each of these executives is responsible. The cost center objectives had a plan weighting of 10%. Messrs. Ednie and Dozois each achieved their P&L target objectives at a level of 100%.

In January 2016, the Compensation Committee and our Chief Executive Officer and President assessed the individual performance of Messrs. Ednie and Dozois for 2015 as part of our company-wide performance evaluation process. In light of the considerations described above, the Compensation Committee and our Chief Executive Officer and President determined that Mr. Ednie’s and Mr. Dozois’ bonus payments should be 93.5% and 97.5% of their respective targets.

Payout Structure. The payout structure under the 2015 Incentive Plan was based on the achievement of Company and individual performance objectives. The payout mechanics of the 2015 Incentive Plan based on the achievement of Company objectives were as follows:

Objective: Meet or exceed 2015 budget for non-variable cash expenses*:

Variance to Expense Budget	Achievement Percentage
>30% over expense budget	30% (minimum)
30% over expense budget	60%
20% over expense budget	75%
10% over expense budget	90%
At expense budget	100%
10% under expense budget	110%
20% under expense budget	120%
30% under expense budget	130%
40% or > under expense budget	140%

*	Extraordinary expenses associated with unbudgeted initiatives may be excluded.

Objective: Meet or exceed 2015 budget for revenue:

Percentage of Annual Revenue	Achievement Percentage
100% or less of target	50% (minimum)
101% - 116% of target	100%
116% - 144% of target	125%
144% - 197% of target	135%
197% or greater of target	150%

Objective: Meet or exceed 2015 budget for AEBITDA:

Variance from AEBITDA Target	Achievement Percentage
20% or greater adverse variance	20% (minimum)
12% - 19% adverse variance	50%
1% - 11% adverse variance	80%
0% - 13% favorable variance	90%
14% - 32% favorable variance	110%
33% - 57% favorable variance	135%
58% or more favorable variance	175%

Objective: Achieve favorable variance from 2015 cost center profit and loss budget:

P&L Target	Achievement Percentage
Unfavorable variance to budget	25%
Favorable variance to budget	125%

Notwithstanding these detailed economic parameters, payouts were not based solely on mathematical application. The Compensation Committee exercised discretion to award less than the amounts calculated under the 2015 Incentive Plan primarily because of the significant decline in the Company’s value following the unsuccessful outcomes in the Company’s 2015 patent infringement trials. Specifically, the Compensation Committee determined that achievement against the Company performance objectives for 2015 would be capped at 100%.

The payments earned for performance under the 2015 Incentive Plan by Messrs. Ednie and Dozois were therefore as follows:

Name	Target Payout under 2015 Incentive Plan (as a % of annual base salary)	Actual Payout under 2015 Incentive Plan (as a % of annual base salary)	Actual Payout under 2015 Incentive Plan (as a % of target payout)	Actual Payout under 2015 Incentive Plan ($)
Steven A. Ednie	53.5%	50.0%	93.5%	$175,000
Timothy M. Dozois	36.5%	35.6%	97.5%	$100,000

Long-Term Equity Incentive Compensation

Our long-term incentive program is designed to attract a highly skilled and talented executive team, encourage long-term retention of executive officers, motivate our executive officers to focus on long-term company performance, and to enable us to recognize efforts put forth by executives who contribute to the achievement of our business objectives. We believe the periodic vesting of long-term equity incentive compensation, which is contingent upon continued employment and/or the achievement of specific performance criteria, directly aligns executive officer interests with our shareholders’ interests by rewarding the creation and preservation of long-term shareholder value. In 2015, all awards of long-term equity incentive compensation were made pursuant to our 2012 Equity Incentive Plan (the “2012 Plan”).

Mr. Mikles. Mr. Mikles joined us as our Chief Executive Officer and President in June 2015 following his service as our Interim Chief Executive Officer and President from November 2014 to June 2015. His employment offer letter provided for grants of both time-based and performance-based nonqualified stock options, restricted shares, and RSUs. The Compensation Committee determined that the mix of time- and performance-based equity awards was appropriate to recruit and retain Mr. Mikles and to align his interests with the interests of our shareholders by motivating him to achieve Company performance objectives.

Below is a description of each type of equity award granted to Mr. Mikles by the Compensation Committee in June 2015 and the Compensation Committee’s rationale for granting each award.

Time-Based Nonqualified Stock Options. A stock option is the right of a recipient to purchase a specified number of shares of our Class A common stock at a price designated on the date of grant. Stock options have value only to the extent the price of our stock on the date of exercise exceeds the stock price on the grant date. The Compensation Committee believes that stock options motivate our executive officers to improve and maintain Company performance, which in turn may drive stock price appreciation and increase the value of any unexercised stock options. The Compensation Committee granted nonqualified stock options to Mr. Mikles for the purchase of 2,000,000 shares of our Class A common stock that will vest over four years, with 25% of the award vesting on each of January 1, 2016, January 1, 2017, January 1, 2018 and January 1, 2019. The Compensation Committee believes that this award aligns Mr. Mikles’ interests with those of our shareholders and encourages his retention through time-based vesting.

Performance-Based Nonqualified Stock Options. The Compensation Committee granted nonqualified stock options to Mr. Mikles for the purchase of 2,000,000 shares of our Class A common stock that are scheduled to vest over four years, with 25% of the award vesting on each of February 15, 2016, February 15, 2017, February 15, 2018 and February 15, 2019, but only to the extent Pendrell meets its performance objectives for the preceding calendar year under its then-applicable incentive plan. If Pendrell’s performance achievement is less than 100%, then the annual vesting will be limited to the extent to which Pendrell achieves its performance objectives. The Compensation Committee awarded these performance-based stock options to Mr. Mikles in order to establish a linkage between Company performance in 2015, 2016, 2017 and 2018 to the vesting of the award, which encourages Mr. Mikles to achieve Company performance objectives established for each of these years. In January 2016, the Compensation Committee determined that the Company performance objectives under the 2015 Incentive Plan were achieved at a level of 100%, and therefore, 25% of the award vested on February 15, 2016.

Time-Based Restricted Shares. Restricted shares are issued at the time the award is granted, however, the recipient’s rights in the stock are restricted until the restrictions lapse and the shares vest. Once the vesting requirements are met, the recipient owns the shares outright. The Compensation Committee awarded 500,000 restricted shares to Mr. Mikles that vested on January 1, 2016 to compensate him for his service as our Interim Chief Executive Officer and President from November 2014 to June 2015 and as our Chief Executive Officer and President through the remainder of 2015. The Compensation Committee believes that aligning the interests of our executives with those of our shareholders through ownership of our common stock is an important consideration when awarding long-term equity incentive compensation to our executives.

Performance-Based Restricted Shares. The Compensation Committee awarded 500,000 performance-based restricted shares to Mr. Mikles that were scheduled to vest on February 15, 2016, but only to the extent Pendrell achieved its performance objectives under the 2015 Incentive Plan. In granting this award, the Compensation Committee desired to motivate Mr. Mikles to achieve the Company’s performance objectives as set forth in the 2015 Incentive Plan. The award became fully vested on February 15, 2016 following the Compensation Committee’s determination that Company performance objectives under the 2015 Incentive Plan had been achieved at a level of 100%.

Time-Based RSUs. An RSU, or restricted stock unit, is a grant valued in terms of Class A common stock, but shares of stock are not issued at the time the RSU is granted. After an RSU grant recipient satisfies applicable vesting requirements, shares of Class A common stock are issued to the award recipient. The Compensation Committee granted 3,000,000 time-based RSUs to Mr. Mikles that are scheduled to vest over three years, with one-third vesting on each of January 1, 2017, January 1, 2018 and January 1, 2019. The Compensation Committee believes that RSUs directly link executive officer interests with those of our shareholders because the value of these awards is tied to the market value of our common stock, and encourage executive officer retention through time-based vesting.

Performance-Based RSUs. The Compensation Committee believes that the achievement of key corporate goals should directly and materially impact the total compensation opportunity for our executive officers in order to closely align their interests with those of our shareholders. Therefore, the Compensation Committee granted 3,000,000 performance-based RSUs to Mr. Mikles, of which one-third of the award will vest on each of February 15, 2017, February 15, 2018 and February 15, 2019, but only to the extent Pendrell achieves its performance objectives for the preceding calendar year under its then-applicable incentive plan. Any RSUs that do not vest on an annual vesting date because of Company performance achievement below 100% will be forfeited.

The Compensation Committee also granted 2,000,000 market-based RSUs that will fully vest when both of the following have occurred: (i) the average closing price of Pendrell’s Class A common stock, measured over any period of 60 consecutive calendar days, has reached or exceeded $3.00 per share (the “Price Trigger”), and (ii) the date is January 1, 2017 or later. If the Price Trigger is not achieved by December 31, 2019, then none of the RSUs will vest. If the Company terminates the employment of Mr. Mikles without Cause or Mr. Mikles resigns for Good Reason (as such terms are defined in the employment letter agreement between the Company and Mr. Mikles) or Mr. Mikles’ employment is terminated for Good Reason before January 1, 2017, and the Price Trigger has been achieved prior to the date of termination, the RSUs will immediately vest. The Compensation Committee granted this award in order to motivate Mr. Mikles to create shareholder value through stock price appreciation. The Compensation Committee believes these stock price goals are aggressive but do not encourage risk-taking or require performance outside of what the Compensation Committee believes is reasonable for the Company.

All RSUs shall, at Mr. Mikles’ option, be immediately convertible into restricted shares, on a 1-for-1 basis (the “Conversion Shares”), if: (i) Pendrell declares a dividend on its common stock; (ii) Pendrell or its shareholders enter into an agreement to merge or consolidate Pendrell with another entity, after which Pendrell is not the surviving entity, or (iii) Pendrell undergoes a change in voting control such that Eagle River and its affiliates no longer own or control at least 51% of the voting power of Pendrell. Upon such conversion, Mr. Mikles will participate in the event that triggered the conversion as though he owned the Conversion Shares immediately prior to such triggering event, but his Conversion Shares will be subject to the same vesting conditions that applied to the converted RSUs. If Mr. Mikles receives dividends on account of Conversion Shares prior to the vesting of such Conversion Shares, and such Conversion Shares never vest, then Mr. Mikles will be required to repay to Pendrell the aggregate amount of dividends paid on such Conversion Shares within thirty 30 days after it is determined that such Conversion Shares will not vest.

If the Company terminates Mr. Mikles’ employment without Cause or he resigns or is terminated for Good Reason (as such terms are defined in the employment letter agreement between the Company and Mr. Mikles), and if Mr. Mikles executes and delivers to the Company a separation agreement in a form acceptable to Pendrell that includes a full release of claims, then any time-based or performance-based stock options, restricted shares, or RSUs that would have vested within twelve months after such employment termination will vest, with the time-based options, restricted shares, and RSUs vesting immediately. The performance-based stock options, restricted shares, and RSUs that cannot be measured as of the date of employment termination (i.e. because Pendrell performance has not yet been measured), will vest on the date that performance is measured, which will be no later than the next succeeding February 15.

Messrs. Ednie, Dozois, and Richardson. In July 2015, the Compensation Committee awarded nonqualified stock options and RSUs to each of Messrs. Ednie, Dozois, and Richardson. In determining the size of the awards granted to each of these executives, the Compensation Committee considered the potential retention value of their existing long-term equity compensation awards, their opportunity to benefit from future equity appreciation, the vested versus unvested equity holdings of each executive, the tenure of each executive, and the role of each executive in supporting the Company’s key strategic initiatives. With respect to Mr. Ednie, the

Compensation Committee considered the fact that he had received significant long-term equity incentive compensation awards at the time of his hire in September 2014. Of the total awards granted to each of Messrs. Ednie, Dozois, and Richardson, the Compensation Committee determined to grant 90% of the awards in the form of nonqualified stock options and 10% in the form of RSUs to motivate executives to focus on increasing shareholder value through stock price appreciation. The stock options and RSUs vest over three years, with 50% of the awards vesting on the first anniversary of the grant date and 25% of the awards vesting on each of the second and third anniversaries of the grant date. The Compensation Committee established a total award pool for all employees equal to approximately 1% of our outstanding capital stock and considered that equity awards had not been granted to employees over the previous 17 months, with the exception of Mr. Ednie, who received long-term equity incentive awards in connection with his hire in September 2014. The Compensation Committee assessed the overall proposed awards as meaningful, motivational, and reasonable.

The nonqualified stock options and RSUs granted to Messrs. Ednie, Dozois, and Richardson represented approximately 1%, 8%, and 5%, respectively, of the total award pool. The Compensation Committee determined that this allocation of the total award pool to these executives appropriately reflected their roles in supporting the Company’s current initiatives, their tenure, and the motivational and retentive value of the awards.

The nonqualified stock options and restricted stock unit awards granted to Messrs. Ednie, Dozois, and Richardson in July 2015 are as follows:

Name	Number of Options	Number of Restricted Stock Units
Mr. Ednie	31,500	3,500
Mr. Dozois	180,000	20,000
Mr. Richardson	108,000	12,000

All options were granted with an exercise price equal to the closing price of our Class A common stock on the grant date.

As a consultant to the Company, Mr. Richardson will retain and continue to vest in his outstanding equity awards through the duration of his relationship with us. While Mr. Salemme did not receive equity awards in 2015, he continues to serve as a consultant and member of our Board of Directors and will also retain and continue to vest in his outstanding equity awards through the duration of his relationship with us.

The grant date fair value of long-term equity compensation awards is not necessarily reflective of actual compensation realized by an executive in a specific year or even the ultimate value of the awards. Accordingly, our Summary Compensation Table should be read in conjunction with our 2015 Options Exercised and Stock Vested Table, which includes more information on compensation actually realized by our named executive officers in 2015.

Compensation Mix

For 2015, the mix of the total compensation elements for each of our named executive officers was as follows:

	Percent of Total 2015 Compensation
Named Executive Officer	Base Salary and Other Compensation(1)	Annual Cash Incentive Compensation(2)	Equity and Long-Term Incentive Awards
Mr. Mikles	1%	—	99%
Mr. Ednie	65%	31%	4%
Mr. Dozois	57%	18%	25%
Mr. Salemme	100%	—	—
Mr. Richardson	83%	—	17%

(1)	Percentages shown in this column reflect (a) for Mr. Mikles, prorated salary earned for a partial year of service as Chief Executive Officer and President between June 1, 2015 and December 31, 2015; and (b) for Mr. Salemme (i) salary earned between January 1, 2015 and February 15, 2015, (ii) a retention payment made in connection with his transition from an employee to a consultant effective February 16, 2015, following his resignation as Executive Vice President and Chief Strategy Officer, and (iii) compensation earned as a consultant between February 16, 2015 and December 31, 2015.
(2)	Messrs. Mikles, Salemme, and Richardson were not eligible to receive cash incentive compensation payments for 2015.

Other Compensation

Employment, Severance and Change in Control Arrangements

Each of our executive officers is employed on an “at will” basis, which means that his employment may be terminated at any time, at the election of either the executive officer or Pendrell, for any reason or no reason, with or without any advance notice. We issued employment letters to each of our named executive officers at the time of hire that contain general employment terms. The employment letters for Messrs. Mikles, Ednie, Dozois, Salemme, and Richardson describe certain benefits payable in connection with a termination of employment under certain circumstances, such as termination without “cause” or for “good reason.” The employment letter for Mr. Mikles includes additional severance and change in control benefits applicable to his long-term equity incentive awards as described above under the caption “Long-term Equity Incentive Compensation-Mr. Mikles” in this Compensation Discussion and Analysis. These severance benefits are intended to provide competitive compensation and to ensure that key executives are focused on our goals and objectives, as well as the interests of our shareholders, by removing uncertainties related to unexpected termination of employment. The named executive officers are also subject to the confidentiality, noncompetition, and non-solicitation obligations set forth in our standard employee inventions agreement, some of which survive termination of employment.

All equity awards granted to our executive officers and non-executive employees under our 2000 Stock Incentive Plan, as amended and restated, provide for 100% vesting acceleration upon a change in control if the equity obligation is not assumed, continued, or substituted by the acquiring company. Conversely, under our 2012 Plan, the vesting of an equity award accelerates upon a change of control only if such acceleration is contemplated by the agreement evidencing the award. The vesting of an equity award granted pursuant to the 2012 Plan may also be accelerated in the event of certain sales or dispositions of assets or securities, mergers, consolidations or similar transactions, unless otherwise provided in the agreement evidencing an equity award or any other written agreement between us and the holder of such equity award, or unless otherwise expressly provided by the plan administrator of the 2012 Plan at the time an equity award is granted.

We entered into a Retention Agreement with each of Messrs. Salemme and Richardson in February 2015 and December 2015, respectively, in connection with their transitions from employees to independent consultants. These agreements are described below.

•  Mr. Salemme. Effective February 15, 2015, Mr. Salemme completed his service as our Executive Vice President and Chief Strategy Officer and became a non-employee consultant to the Company. He also continues to serve as a member of our Board of Directors. The Salemme Agreement describes the terms of Mr. Salemme’s employment termination and his consulting relationship, and supersedes Mr. Salemme’s Amended and Restated Employment Letter Agreement dated July 1, 2011, as supplemented by addenda dated August 25, 2014 and January 1, 2015. Under the Salemme Agreement, Mr. Salemme relinquished any termination benefits under his Employment Letter and agreed to identify and assess business opportunities and provide strategic advice for the Company, for which he will: (i) be paid a monthly consulting fee of $20,000, (ii) receive a lump sum payment of $455,000, (iii) retain and continue to vest in his outstanding equity awards through the first anniversary of the termination of the Salemme Agreement, and (iv) receive an additional future lump sum payment of $455,000 if the Company terminates the Salemme Agreement without Cause (as defined in the Salemme Agreement), or if Mr. Salemme terminates the Salemme Agreement for Good Reason (as defined in the Salemme Agreement). Mr. Salemme will retain and continue to vest in his outstanding equity awards through the duration of his relationship with the Company as a member of its Board of Directors and as a consultant to the Company.

•  Mr. Richardson. Effective December 31, 2015, Mr. Richardson completed his service as our Vice President and Chief Product Officer and became a non-employee consultant to the Company. The Company and Mr. Richardson entered into a retention agreement (the “Richardson Agreement”) that describes the terms of Mr. Richardson’s employment termination and his consulting relationship with the Company, and which supersedes Mr. Richardson’s Amended and Restated Employment Letter Agreement dated July 11, 2012, as supplemented by addenda dated January 1, 2015 and February 25, 2015. Under the Richardson Agreement, Mr. Richardson will provide strategic advice regarding certain product initiatives, and identify and assess business opportunities for which he will be paid a monthly consulting fee of $15,000. Mr. Richardson will retain and continue to vest in his outstanding equity awards through December 31, 2016, or through the duration of his consulting relationship with the Company should it extend beyond December 31, 2016.

Benefits

We believe benefits are part of a competitive compensation package to attract and retain employees, including executives. Our executive officers are eligible to participate in the same benefit programs offered to other employees. These programs include medical, dental, vision, group life, accidental death and dismemberment, and disability insurance; an elective health care savings account; a transportation subsidy or paid parking, as applicable; paid time off; and holiday pay.

Our employees, including our named executive officers, are also eligible to participate in our 401(k) savings plan, a tax-qualified retirement savings plan pursuant to which all U.S.-based employees are able to contribute a portion of their cash compensation (including base salary and overtime pay) on a before-tax basis, up to the limit prescribed each year by the Internal Revenue Service. We match 100% of the first 3% of pay and 50% of the next 2% of pay that is contributed to the 401(k) savings plan. All employee contributions and matching contributions made by us to the 401(k) savings plan are fully vested upon contribution.

Our executive officers participate in the benefit programs described above on the same basis as our other employees. We have no defined benefit pension plans or supplemental retirement plans for executives.

Perquisites and Personal Benefits

We may offer other benefits to our employees and executive officers from time to time, which benefits are typically offered to help us compete more effectively to attract or retain an executive officer.

In April 2013, the Compensation Committee adopted a Pre-Approval Policy for Nominal Payments pursuant to which the Compensation Committee delegated authority to each of the Chief Executive Officer and the Chairman of the Compensation Committee to approve certain nominal payments to our executive officers from time to time. Our Chief Executive Officer is authorized to approve nominal payments to our executive officers (not including the CEO) up to an aggregate amount of $10,000 per year, per executive officer. The Chairman of the Compensation Committee is authorized to approve nominal payments to our executive officers up to an aggregate amount of $25,000 per year, per executive officer (when aggregated with any nominal payments approved by the CEO). These payments may include, without limitation, relocation assistance, transportation benefits, length of service awards, achievement awards, and certain other payments.

As negotiated at the time of hire and reflected in their employment offer letters, we have provided compensation to each of Messrs. Dozois and Richardson, who are based outside the state of Washington, to assist with commuting and/or lodging expenses incurred by these executives in connection with their frequent travel to our headquarters in Kirkland, Washington. Effective January 2013, this compensation is paid in the form of a monthly stipend in the amount of (i) $1,920 for Mr. Dozois to assist with commuting expenses, and (ii) $3,200 for Mr. Richardson to assist with commuting and lodging expenses. These amounts have been reported as taxable income to Messrs. Dozois and Richardson. Mr. Richardson’s stipend was discontinued effective August 1, 2015. There were no other perquisites provided to any named executive officer in 2015.

Taxation of “Parachute” Payments and Deferred Compensation

Sections 280G and 4999 of the Code provide that executive officers and directors who hold significant equity interests and certain other service providers may be subject to an excise tax if they receive payments or benefits in connection with a change in control that exceeds certain prescribed limits, and that we, or a successor, may forfeit a deduction on the amounts subject to this additional tax. Section 409A of the Code (“Section 409A”) also imposes additional significant taxes on the individual in the event that an executive officer, director or other service provider receives “deferred compensation” that does not meet the requirements of Section 409A. We do not provide any executive officer, including any named executive officer, with a “gross-up” or other reimbursement payment for any liability that he or she might owe as a result of the application of Sections 280G or 4999 of the Code. The employment letters with our current named executive officers allow us to accelerate severance payments to the extent necessary to comply with Section 409A.

Other Policies and Considerations

Assessment of Risk in our Compensation Program

The Compensation Committee periodically assesses our compensation program to monitor and mitigate risk. This ongoing assessment includes consideration of the primary design features of the compensation plans, monitoring compliance with our code of ethics, structuring executives’ pay to include both fixed and variable compensation, and retaining broad discretion over the award of annual performance-based cash incentive compensation. The Compensation Committee believes that the annual and long-term equity incentive compensation programs for our executive officers appropriately focus these individuals on our current and future business needs without encouraging undue risk-taking, and that our compensation policies and practices for all employees, including named executive officers, do not create risks that are reasonably likely to have a material adverse effect on us.

Stock Ownership Guidelines

We currently do not require our executive officers to own a particular amount of our stock. The Compensation Committee is satisfied that stock and other equity holdings of our executive officers are sufficient at this time to provide appropriate motivation and to align the long-term interests of our executives with those of our shareholders. However, we may in the future require our executive officers to own a particular amount of our stock.

Policies Regarding Granting of Equity Awards

We do not have any program, plan, or obligation that requires the granting of stock options or other equity awards to any executive officer on specified dates, or that requires the named executive officers to hold stock options, restricted stock, or RSUs beyond their vesting dates. All stock options are granted with exercise prices that are equal to the last sale price of our Class A common stock as reported on the Nasdaq Stock Market on the respective date of grant. We do not have either a policy or practice in place to grant equity awards that are timed to precede or follow the release or withholding of material nonpublic information. The Compensation Committee typically grants equity awards to executive officers at its scheduled meetings or by unanimous written consent. The Compensation Committee may authorize the future grant of an equity award to an executive officer in advance of the commencement of such officer’s employment by us, in which case the Compensation Committee’s approval of the award is subject to and effective on the date of hire or on the 15th day of the month that falls on or follows an executive officer’s employment start date.

Our Board of Directors has authorized our Chief Executive Officer, who is also a member of our Board of Directors, to grant equity awards to certain newly hired employees and consultants, subject to certain limitations, as follows:

•	the awards will be granted on the 15th day of the month that falls on or follows an individual’s employment start date;

•	the individual cannot report directly to the Chief Executive Officer or be subject to the reporting requirements of Section 16 (a) of the Exchange Act;

•	the total number of shares granted under all awards to an individual during a single period may not exceed certain levels, as approved in advance by the Compensation Committee;

•	the total number of shares granted under all awards by the Chief Executive Officer during a calendar year may not exceed 1,000,000 shares; and

•	each stock option must have an exercise price equal to the closing share price on the date of grant.

Tax and Accounting Implications

Tax Deductibility of Executive Compensation. Section 162(m) of the Code (“Section 162(m)”) generally disallows an income tax deduction to publicly traded companies for compensation over $1.0 million paid to the chief executive officer or any of the other named executive officers, unless it qualifies as “performance-based compensation,” as defined in Section 162(m). Stock options granted under our equity plans will qualify as performance-based compensation and be exempt from the Section 162(m) deductibility limit provided these stock options are approved by the Compensation Committee and granted in compliance with the requirements of Section 162(m). The Compensation Committee believes that in certain circumstances factors other than tax deductibility take precedence when determining the forms and levels of executive compensation most appropriate and in the best interests of us and our shareholders. Given our changing focus, as well as the competitive market for outstanding executives, the Compensation Committee believes that it is important for it to retain the flexibility to design compensation programs consistent with our overall executive compensation program, even if some executive compensation is not fully deductible by us. Accordingly, the Compensation Committee may from time to time approve elements of compensation for certain officers that are not fully deductible, and reserves the right to do so in the future when appropriate.

Accounting for Stock-Based Compensation. We account for stock-based compensation in accordance with the requirements of “Accounting Standards Codification Topic 718, Compensation — Stock Compensation.” Under the fair value provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award.

Policies on Hedging Economic Risk

No director or officer designated by our Board of Directors as a “reporting person or insider” may engage in any transaction involving our securities or securities of certain companies with whom we transact business (including a stock plan transaction such as an option exercise, a gift, a loan or pledge or hedge, a contribution to a trust, or any other transfer), without first obtaining pre-clearance of the transaction from our legal department.

Recovery of Incentive-Based Compensation

We recognize that our compensation program will be subject to the forthcoming amendments to stock exchange listing standards required by Section 954 of the Dodd-Frank Act, which requires that stock exchange listing standards be amended to require issuers to adopt a policy providing for the recovery from any current or former executive officer of any incentive-based compensation (including stock options) awarded during the three-year period prior to an accounting restatement resulting from material noncompliance of the issuer with financial reporting requirements. We intend to adopt such a “clawback” policy which complies with all applicable standards when such rules become available.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis for fiscal 2015. Based on this review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in Pendrell’s annual report on Form 10-K and proxy statement relating to the 2016 annual meeting of shareholders.

COMPENSATION COMMITTEE

Mr. H. Brian Thompson, Chair
Mr. Stuart M. Sloan

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation earned by our named executive officers during 2015, 2014, and 2013, whether or not such amounts were paid in such year.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Lee E. Mikles(6)	2015	3,500	—	6,860,000	1,591,325	—	30	8,454,855
Chief Executive Officer	2014	—	—	—	107,909	—	48,066	155,975
and President	2013	—	—	—	—	—	—	—

Steven E. Ednie(7)	2015	350,000	—	4,585	19,062	175,000	11,440	560,087
Vice President and	2014	110,160	37,217	395,000	351,044	—	210	893,631
Chief Financial Officer	2013	—	—	—	—	—	—	—

Timothy M. Dozois(8)	2015	280,675	—	26,200	108,924	100,000	34,648	550,447
Corporate Counsel and	2014	277,778	62,520	—	163,273	—	34,448	538,019
Corporate Secretary	2013	—	—	—	—	—	—	—

R. Gerard Salemme	2015	53,045	—	—	—	—	676,055	729,100
Former Chief Strategy Officer,	2014	422,815	286,443	—	306,137	—	11,408	1,026,803
Executive Vice President	2013	411,000	—	—	—	123,600	11,208	545,808

Scott G. Richardson(9)	2015	360,324	—	15,720	65,354	—	34,008	475,406
Former Vice President and	2014	344,820	83,059	—	204,092	—	49,808	681,779
Chief Product Officer	2013	—	—	—	—	—	—	—

(1)	The amount reported in this column for Mr. Richardson for 2015 includes $14,244 paid in respect of accrued but unused paid time off.
(2)	The amounts reported in this column represent discretionary cash incentive compensation that was based on performance in 2014.
(3)	Reflects the aggregate grant date fair value, excluding the effect of estimated forfeitures, of awards granted in the year shown, computed in accordance with applicable accounting guidance for stock and option awards granted during each year, rather than an amount paid to or realized by an executive officer. These equity grants are described in the Compensation Discussion and Analysis under the caption “Long-Term Equity Incentive Compensation” and in the “2015 Grants of Plan-Based Awards” and “Outstanding Equity Awards at December 31, 2015” tables below. We have disclosed the assumptions made in the valuation of the restricted stock and option awards under Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The amounts reported do not reflect the compensation actually received by our named executive officers. There can be no assurance that stock options will be exercised (in which case no value will be realized by the individual) or that the value on vesting of exercise will approximate the compensation expense recognized by the Company.

(4)	The amounts reported in this column represent cash incentive compensation that is based on performance in 2015 with respect to Messrs. Ednie and Dozois and 2013 with respect to Mr. Salemme.
(5)	Amounts reported for 2013, 2014 and 2015 that represent “All Other Compensation” for each of the named executive officers are described in the table below captioned “Detail of ‘All Other Compensation’ in the Summary Compensation Table.”
(6)	Mr. Mikles was designated as a named executive officer of Pendrell in 2014. In 2014, Mr. Mikles was compensated pursuant to the Company’s Board Compensation Policy, as further described under the caption “Director Compensation.”
(7)	Mr. Ednie joined us as our Vice President and Chief Financial Officer on September 8, 2014.
(8)	Mr. Dozois was designated as a named executive officer of Pendrell in 2014.
(9)	Mr. Richardson was designated as a named executive officer of Pendrell in 2014.

Detail of “All Other Compensation” in the Summary Compensation Table

Name	Year	Company Contribution 401(k) Plan ($)(1)	Term Life Insurance Premium ($)	Director Service Fees ($)(2)	Consulting Fees ($)	Retention Payment ($)(3)	Taxable Commuting and Housing Benefits ($)	Total ($)
Mr. Mikles	2015	—	30	—	—	—	—	30
	2014	—	—	48,066	—	—	—	48,066
	2013	—	—	—	—	—	—	—

Mr. Ednie	2015	10,600	840	—	—	—	—	11,440
	2014	—	210	—	—	—	—	210
	2013	—	—	—	—	—	—	—

Mr. Dozois	2015	10,600	1,008	—	—	—	23,040	34,648
	2014	10,400	1,008	—	—	—	23,040	34,448
	2013	—	—	—	—	—	—	—

Mr. Salemme	2015	10,600	455	—	210,000	455,000	—	676,055
	2014	10,400	1,008	—	—	—	—	11,408
	2013	10,200	1,008	—	—	—	—	11,208

Mr. Richardson	2015	10,600	1,008	—	—	—	22,400	34,008
	2014	10,400	1,008				38,400	49,808
	2013	—	—	—	—	—	—	—

(1)	Under the Company’s 401(k) plan, the Company matches 100% of the first 3% and 50% of the next 2% of pay that is contributed to the plan. Matching contributions by the Company are immediately vested.
(2)	Represents compensation paid to Mr. Mikles for service as a non-employee director on the Company’s Board of Directors.
(3)	Pursuant to a retention agreement between the Company and Mr. Salemme, upon Mr. Salemme’s transition from an employee of the Company to a consultant, Mr. Salemme received a lump sum payment of $455,000 as consideration for relinquishing any termination benefits contemplated by his employment agreement with the Company.

2015 Grants of Plan-Based Awards

The following table provides information concerning the equity awards and cash incentive compensation earned by each of our named executive officers in 2015.

			Estimated Possible Payouts Under Non- Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other: Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)	Options (#)(3)	Awards ($/Sh)	Awards ($)(4)
Mr. Mikles(5)	06/15/15(8)	06/08/15	—	—	—	—	2,000,000	2,000,000			1.34	318,265
	06/15/15(9)	06/08/15				—	500,000	500,000				670,000
	06/15/15(10)	06/08/15				—	3,000,000	3,000,000				—
	06/15/15(11)	06/08/15				—	2,000,000	2,000,000				1,500,000
	06/15/15(12)	06/08/15								2,000,000	1.34	1,273,060
	06/15/15(13)	06/08/15							500,000			670,000
	06/15/15(14)	06/08/15							3,000,000			4,020,000
Mr. Ednie	—	03/12/15	58,094	187,250	267,487	—	—	—
	07/24/15(15)	07/24/15							3,500			4,585
	07/24/15(15)	07/24/15								31,500	1.31	19,062
Mr. Dozois	—	03/12/15	31,784	102,446	146,345	—	—	—
	07/24/15(15)	07/24/15							20,000			26,200
	07/24/15(15)	07/24/15								180,000	1.31	108,924
Mr. Salemme(6)	—	—	—	—	—	—	—	—	—	—	—	—
Mr. Richardson(7)	—	03/12/15	46,170	148,814	212,581	—	—	—
	07/24/15(15)	07/24/15							12,000			15,720
	07/24/15(15)	07/24/15								108,000	1.31	65,354

(1)	The amounts reported in these columns represent the threshold, target and maximum amounts of performance-based cash incentive compensation that might have been paid to each named executive officer under the 2015 Incentive Plan. The actual amounts paid for 2015 are shown in the “Non-Equity Incentive Compensation column of the “Summary Compensation Table.” These awards are described in further detail in the Compensation Discussion and Analysis in the section entitled “Performance-based Cash Incentive Compensation.”
(2)	The amounts reported in these columns represent the threshold, target and maximum amounts of performance-based equity awards granted to Mr. Mikles in 2015. The awards are described in further detail in the Compensation Discussion and Analysis in the section entitled “Long-Term Equity Incentive Compensation.”
(3)	There is no threshold payout for the performance-based and market-based equity incentive awards granted to Mr. Mikles in 2015.
(4)	The amounts reported in this column reflect the aggregate grant date fair value, excluding the effect of estimated forfeitures, of the awards granted in 2015, determined in accordance with financial statement reporting rules rather than an amount paid to or realized by the executive officer. For a discussion of valuation assumptions, see Note 2 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2015. The option exercise price has not been deducted from the amounts indicated above. Regardless of the value placed on a stock option on the grant date, the actual value of the option will depend on the market value of Pendrell Class A common stock at such date in the future when the option is exercised. The proceeds to be paid to the individual following the exercise of the option do not include the option exercise price.
(5)	Mr. Mikles did not participate in the 2015 Incentive Plan.
(6)	Mr. Salemme did not participate in the 2015 Incentive Plan because of his transition from employee to consultant effective February 16, 2015.
(7)	Mr. Richardson did not receive an incentive award pursuant to the 2015 Incentive Plan because of his transition from employee to consultant effective December 31, 2015, prior to the payment of awards under the 2015 Incentive Plan.
(8)	The stock options vest in four equal annual installments beginning February 15, 2016, but only to the extent Pendrell achieves its performance objectives for the preceding calendar year under its then-applicable incentive plan. If Pendrell’s performance achievement is less than 100%, then the annual vesting will be limited to the extent to which Pendrell achieves its performance objectives. Any stock options that do not vest on an annual vesting date due to Pendrell performance achievement below 100% will expire.
(9)	The performance-based restricted stock award was scheduled to vest on February 15, 2016, but only to the extent Pendrell achieved its performance objectives under its 2015 Incentive Plan. Pendrell’s 2015 performance objectives were achieved at a level of 100%, and 100% of the restricted shares vested on February 15, 2016.
(10)	The performance-based restricted stock units vest in three equal annual installments beginning February 15, 2017, but only to the extent Pendrell achieves its performance objectives for the preceding calendar under its then-applicable incentive plan. If Pendrell’s performance achievement is less than 100%, then the annual vesting will be limited to the extent to which Pendrell achieves its performance objectives. Any restricted stock units that do not vest on an annual vesting date due to Pendrell performance achievement below 100% will be forfeited.

(11)	The restricted stock units will fully vest when both of the following have occurred: (i) the average closing share price of the Company’s Class A common stock for any 60 consecutive calendar days, as reported on Nasdaq, is $3.00 or higher (the “Mikles Price Trigger”), and (ii) the date is January 1, 2017 or later. If the Mikles Price Trigger is not achieved by December 31, 2019, then none of the restricted stock units will vest.
(12)	The stock options vest in four equal annual installments beginning January 1, 2016.
(13)	The restricted stock award vested as to 100% of the shares on January 1, 2016.
(14)	The restricted stock units vest in three equal annual installments beginning January 1, 2017.
(15)	The stock options and restricted stock units vest as to 50% of the shares on July 24, 2016, 25% of the shares on July 24, 2017, and 25% on July 24, 2018.

Outstanding Equity Awards at December 31, 2015

The following table shows certain information regarding outstanding equity awards at December 31, 2015, for the named executive officers.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Share of Stock That Have Not Vested (#)		Market Value of Shares of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (#)		Equity Incentive Plan Awards: Market Value of Unearned Shares That Have Not Vested ($)(1)
Mr. Mikles	18,750	(2)	56,250			1.76	04/10/24
	60,000	(3)	—			1.27	10/01/24
	—		2,000,000	(4)		1.34	06/15/25
			2,000,000	(5)		1.34	06/15/25
								500,000	(6)	250,550
								3,000,000	(7)	1,503,300
											500,000	(8)	250,550
											3,000,000	(9)	1,503,300
											2,000,000	(10)	1,002,200

Mr. Ednie	125,000	(11)	375,000			$1.31	09/15/24
	—		31,500	(12)		$1.31	07/24/25
								187,500	(11)	93,956
								3,500	(12)	1,754
											150,000	(13)	75,165

Mr. Dozois	150,000	(14)	—			$2.78	07/15/21
	7,500	(15)	2,500			$2.64	02/15/22
	112,500	(16)	37,500			$1.21	08/24/22
	50,000	(17)	150,000			$1.52	02/28/24
	—		180,000	(12)		$1.31	07/24/25
								5,000	(15)	2,506
								6,250	(16)	3,132
								20,000	(12)	10,022
											75,000	(18)	37,583
											12,500	(19)	6,264

Mr. Salemme	30,000	(20)	—			5.85	10/01/16
	20,000	(20)	—			5.90	10/03/16				,
	30,000	(20)	—			3.50	10/01/17
	30,000	(20)	—			1.01	10/01/18
	100,000	(20)	—			1.61	06/30/20
	30,000	(20)	—			1.63	10/01/20
	400,000	(21)	—			1.93	03/04/21
	700,000	(14)	—			2.78	07/15/21
	37,500	(15)	12,500			2.64	02/15/22
	281,250	(16)	93,750			1.21	08/24/22
	93,750	(17)	281,250			1.52	02/28/24
								25,000	(15)	12,528
								15,625	(16)	7,830
											350,000	(18)	175,385
											31,250	(19)	15,659

Mr. Richardson	168,750	(22)	56,250			1.24	08/15/22
	182,811	(16)	60,939			1.21	08/24/22
	62,500	(17)	187,500			1.52	02/28/24
	—		108,000	(12)		1.31	07/24/25
								10,157	(16)	5,090
								12,000	(12)	6,013
											75,000	(18)	37,583
											20,312	(19)	10,178

(1)	Represents the closing price of a share of our Class A common stock on December 31, 2015 ($0.5011) multiplied by the number of shares or units that have not vested.

(2)	Reflects stock options granted pursuant to the Company’s Board Compensation Policy in connection with services provided as a director prior to appointment as an executive officer. The stock options vest in four equal annual installments beginning April 10, 2015.
(3)	Reflects stock options granted pursuant to the Company’s Board Compensation Policy in connection with services provided as a director prior to appointment as an executive officer. The stock options vested as to 100% of the shares on October 1, 2015.
(4)	The stock options vest in four equal annual installments beginning January 1, 2016.
(5)	The stock options vest in four equal annual installments beginning February 15, 2016, but only to the extent Pendrell achieves its performance objectives for the preceding calendar year under its then-applicable incentive plan. If Pendrell’s performance achievement is less than 100%, then the annual vesting will be limited to the extent to which Pendrell achieves its performance objectives. Any stock options that do not vest on an annual vesting date due to Pendrell performance achievement below 100% will expire.
(6)	The restricted stock award vested as to 100% of the shares on January 1, 2016.
(7)	The restricted stock units vest in three equal annual installments beginning January 1, 2017.
(8)	The performance-based restricted stock award was scheduled to vest on February 15, 2016, but only to the extent Pendrell achieved its performance objectives under its 2015 Incentive Plan. Pendrell’s 2015 performance objectives were achieved at a level of 100%, and 100% of the restricted shares vested on February 15, 2016.
(9)	The performance-based restricted stock units vest in three equal annual installments beginning February 15, 2017, but only to the extent Pendrell achieves its performance objectives for the preceding calendar under its then-applicable incentive plan. If Pendrell’s performance achievement is less than 100%, then the annual vesting will be limited to the extent to which Pendrell achieves its performance objectives. Any restricted stock units that do not vest on an annual vesting date due to Pendrell achievement below 100% will be forfeited.
(10)	The restricted stock units will fully vest when both of the following have occurred: (i) the average closing share price of the Company’s Class A common stock for any 60 consecutive calendar days, as reported on Nasdaq, is $3.00 or higher (the “Mikles Price Trigger”), and (ii) the date is January 1, 2017 or later. If the Mikles Price Trigger is not achieved by December 31, 2019, then none of the restricted stock units will vest.
(11)	The stock options and restricted stock units vest in four equal annual installments beginning September 15, 2015.
(12)	The stock options and restricted stock units vest as to 50% of the shares on July 24, 2016, 25% of the shares on July 24, 2017, and 25% on July 24, 2018.
(13)	The restricted stock units will fully vest when both of the following have occurred: (i) the average closing price of Class A common stock, measured over any 60 consecutive calendar days, as reported on Nasdaq, has reached or exceeded $3.00 per share (the “Price Trigger”), and (ii) the first anniversary of the grant date has occurred (the “Anniversary Date”). If the Price Trigger is not achieved by the third Anniversary Date, then none of the shares will vest.
(14)	The stock options vested in four equal annual installments beginning June 17, 2012 and were fully vested at December 31, 2015.
(15)	The stock options and restricted stock award vest in four equal annual installments beginning February 15, 2013.
(16)	The stock options and restricted stock units vest in four equal annual installments beginning August 24, 2013.
(17)	The stock options vest in four equal annual installments beginning February 28, 2015.
(18)	The performance-based restricted stock awards will vest on the earlier of (i) when the Company’s trailing 12-month net income reaches $100 million, and (ii) when the average closing share price of the Company’s Class A common stock for any 60 consecutive calendar days, as reported on Nasdaq, is $3.00 or higher. If any one of, or all of, the performance targets are not met within seven years, the unvested awards will be forfeited.
(19)	The restricted stock units will vest when the average closing share price of the Company’s Class A common stock for any 60 consecutive calendar days, as reported on Nasdaq, is $3.00 or higher. If the performance target is not met within four years, the unvested restricted stock units will be forfeited.
(20)	Reflects stock options granted in connection with services provided as a director prior to joining the Company as an executive officer. The stock options vested in four equal annual installments and were fully vested at December 31, 2015.
(21)	The stock options vested in four equal annual installments beginning March 4, 2012 and were fully vested at December 31, 2015.
(22)	The stock options vest in four equal annual installments beginning August 15, 2013.

2015 Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)(2)	Value Realized on Vesting ($)(3)
Mr. Mikles	—	—	—	—
Mr. Ednie	—	—	62,500	85,625
Mr. Dozois	30,000	—	11,250	13,925
Mr. Salemme	—	—	103,125	113,063
Mr. Richardson	—	—	10,156	13,609

(1)	Represents the fair market value of the shares acquired upon the exercise of the options on the date of exercise, net of the exercise price associated with acquiring the shares.
(2)	Represents the aggregate number of shares vesting, prior to any withholding of shares to satisfy tax withholding obligations.
(3)	Represents the number of shares vesting multiplied by the fair market value of Pendrell Class A common stock on the vesting date.

Pension Benefits

During 2015, we did not provide pension benefits for any named executive officer.

Non-Qualified Deferred Compensation

During 2015, we did not provide non-qualified deferred compensation benefits for any named executive officer.

2015 Potential Payments Upon Termination or Change in Control

The following table reflects the amount of compensation that would have been payable to each of the named executive officers in the event of the termination of such executive’s employment under certain circumstances, assuming that (1) the triggering event took place on December 31, 2015, the last business day of the 2015 fiscal year, (2) the price per share of our Class A common stock was $0.5011, which was the closing market price on December 31, 2015, and (3) that all cash payments are made in a lump sum.

	Change in Control	Employment Termination Events(1)
	Accelerated Vesting of Equity Awards	Severance Payment	Accelerated Vesting of Equity Awards
Mr. Mikles(2)	$501,100	—	$501,100
Mr. Ednie(3)	—	$175,000	—
Mr. Dozois(4)	$37,583	$280,675	—
Mr. Salemme(5)	$175,385	$455,000	$20,358
Mr. Richardson(6)	—	$173,040	—

(1)	Messrs. Mikles, Ednie, Dozois, Salemme, and Richardson are or were entitled to certain payments in the event their employment or consulting relationship is or was terminated under certain circumstances as described below. Each executive officer employed by the Company is also subject to certain non-competition and non-solicitation obligations for one year following termination of employment, in addition to confidentiality and non-disparagement obligations. Also, the Company has historically paid out accrued but unused paid time off to employees upon termination of employment.
(2)

If the Company terminates Mr. Mikles without Cause, or if he is terminated or resigns from the Company for Good Reason (as such terms are described below), upon a release of claims provided by Mr. Mikles, any time-based or performance-based options, restricted shares, or RSUs that would have vested within twelve months after such employment termination shall vest, with the time-based options, restricted shares, and RSUs vesting immediately. The performance-based options, restricted shares, and RSUs that cannot be measured as of the date of employment termination (i.e., because Pendrell performance has not yet been measured) will vest on the date that performance is measured, which shall be no later than the next succeeding February 15. In addition, if the Company terminates Mr. Mikles without Cause, or if he is terminated or resigns from the Company for Good Reason before January 1, 2017 and the performance criteria applicable to 2,000,000 RSUs granted to Mr. Mikles on June 15, 2015 have been achieved prior to Mr. Mikles’ termination date, then these RSUs will immediately vest.
(3)	Mr. Ednie’s severance payment is equal to 50% of his annual base salary ($350,000 at December 31, 2015) and will be paid in the event of Mr. Ednie’s involuntary termination without Cause (as described below).
(4)	Mr. Dozois’ severance payment is equal to his annual base salary ($280,675 at December 31, 2015) and will be paid in the event of the involuntary termination of his employment other than for Cause or his resignation for Good Reason (as such terms are described below).
(5)	In February 2015, the Company and Mr. Salemme entered into the Salemme Agreement which supersedes Mr. Salemme’s employment agreement with the Company. Under the Salemme Agreement, if the Company terminates the Salemme Agreement without Cause (as described below), or if Mr. Salemme terminates the Salemme Agreement for Good Reason (as described below), then Mr. Salemme will (a) receive a lump sum payment of $455,000, and (b) continue to vest in any outstanding equity awards through the first anniversary of the termination date. Regardless of whether the Salemme Agreement terminates, Mr. Salemme will retain and continue to vest in his outstanding equity awards through the duration of his relationship with the Company as a member of its Board of Directors or as a consultant to the Company.
(6)	In December 2015, the Company and Mr. Richardson entered into the Richardson Agreement which supersedes Mr. Richardson’s employment agreement with the Company. The severance payment set forth in the above table and described in Mr. Richardson’s employment letter with the Company was equal to 50% of his annual base salary ($346,080 at December 31, 2015) and would have been paid if the Company elected to enforce the noncompetition provisions of the Employee Intellectual Property Agreement between the Company and Mr. Richardson in the event of Mr. Richardson’s involuntary termination of employment for any reason other than for Cause (as described below). Pursuant to the Richardson Agreement, if the Company terminates the Richardson Agreement without Cause prior to December 31, 2016, Mr. Richardson will (a) receive a lump sum payment equal to the amount that would otherwise have been payable if the consulting relationship had continued through December 31, 2016, which payment would be calculated based on the consulting fee described in the Richardson Agreement ($15,000 per month), and (b) continue to vest in any then-outstanding equity awards through December 31, 2016 . Upon Mr. Richardson’s transition from an employee to a consultant effective December 31, 2015, Mr. Richardson was paid $14,244 for accrued but unused paid time off.

Change in Control

All equity awards granted to our named executive officers and non-executive employees under the 2000 Plan provide for 100% vesting acceleration in the event the Company is subject to a change in control and the equity obligation is not assumed, continued or substituted by the acquiring company. Under the 2012 Plan, the vesting of an equity award may accelerate upon a change of control only if acceleration is contemplated by the agreement evidencing an award. The vesting of an equity award granted pursuant to the 2012 Plan may also be accelerated by the plan administrator in the event of certain corporate transactions, including certain sales or dispositions of assets or securities, mergers, consolidations or similar transactions unless otherwise provided in the agreement evidencing an equity award or any other written agreement between the Company and the holder of such equity award, or unless otherwise expressly provided by the plan administrator of the 2012 Plan at the time an equity award is granted.

Termination

Messrs. Mikles, Ednie, Dozois, Salemme, and Richardson each have certain severance provisions in their employment or retention letter agreements that may be triggered upon termination of their respective employment or consulting relationship with the Company, as described below.

Lee E. Mikles. Mr. Mikles’ employment is at-will, and he is subject to termination with or without Cause (as described below). However, if we terminate Mr. Mikles without Cause, or if he is terminated or resigns from the Company for Good Reason (as such terms are described below), upon a release of claims provided by Mr. Mikles, any time-based or performance-based options, restricted shares, or RSUs that would have vested within twelve months after such employment termination shall vest, with the time-based options, restricted shares, and RSUs vesting immediately. The performance-based options, restricted shares, and RSUs that cannot be measured as of the date of employment termination (i.e., because Pendrell performance has not yet been measured) will vest on the date that performance is measured, which shall be no later than the next succeeding February 15. In addition, if the Company terminates Mr. Mikles without Cause, or if he is terminated or resigns from the Company for Good Reason before January 1, 2017 and the performance criteria applicable to 2,000,000 RSUs granted to Mr. Mikles on June 15, 2015 have been achieved prior to Mr. Mikles’ termination date, then these RSUs will immediately vest.

Steven A. Ednie. Mr. Ednie’s employment is at will, and he is subject to termination with or without Cause (as described below). However, if we terminate Mr. Ednie’s employment without Cause, upon a release of claims provided by Mr. Ednie, he is entitled to payment of an amount equal to 50% of his annual base salary then in effect (which was $350,000 at December 31, 2015).

Timothy M. Dozois. Mr. Dozois’ employment is at will, and he is subject to termination with or without Cause. If we terminate Mr. Dozois’ employment without Cause, or if he resigns from the Company for Good Reason (as such terms are described below), upon a release of claims provided by Mr. Dozois, he is entitled to payment of an amount equal to his annual base salary then in effect (which was $280,675 at December 31, 2015).

R. Gerard Salemme. If the Company terminates the Salemme Agreement without Cause, or if Mr. Salemme terminates the Salemme Agreement for Good Reason, then Mr. Salemme will (a) receive a lump sum payment of $455,000, and (b) continue to vest in any outstanding equity awards through the first anniversary of the termination date. Mr. Salemme will retain and continue to vest in his outstanding equity awards through the duration of his relationship with the Company as a member of its Board of Directors and as a consultant to the Company.

Scott G. Richardson. If the Company terminates the Richardson Agreement without Cause prior to December 31, 2016, Mr. Richardson will (a) receive a lump sum payment equal to the amount that would otherwise have been payable if the consulting relationship had continued through December 31, 2016, which payment would be calculated based on the consulting fee described in the Richardson Agreement ($15,000 per month), and (b) continue to vest in any then-outstanding equity awards through December 31, 2016.

Certain Defined Terms

Cause. For purposes of the arrangements described above, “Cause” means dismissal due to willful material misconduct or failure to effectively discharge duties, conviction or confession of a crime punishable by law (except minor violations), the performance of an illegal act while purporting to act in the Company’s behalf, or engaging in activities directly in competition or antithetical to the best interests of the Company.

Good Reason. For purposes of the arrangements with Messrs. Mikles, Dozois, and Salemme, “Good Reason” has the meanings set forth below.

•  Mr. Mikles. Resignation by Mr. Mikles for “Good Reason” means, without Mr. Mikles’ consent, (i) a relocation of Mr. Mikles’ principal office to a location more than 30 miles away from his current office that increases the distance from his principal office to his residence, not undertaken at his direction or with his agreement, (ii) a change in reporting relationship to someone other than the current Executive Chairman of the Company’s Board of Directors, or (iii) a change in voting control of the Company such that Eagle River and its affiliates no longer own or control at least 51% of the Company’s voting power. Termination for “Good Reason” means termination of employment by reason of death or disability that renders Mr. Mikles incapable of performing the duties described in his employment agreement with the Company for a period of time that is reasonably expected to exceed eight weeks.

•  Mr. Dozois. “Good Reason” means, without Mr. Dozois’ consent, a reduction of salary not agreed to by Mr. Dozois, or a material diminution of other employee benefits, other than any employee benefits approved by the Board of Directors and implemented in a non-discriminatory fashion with respect to all participating employees, and subject to the terms and provisions set forth in the employment letter agreement between the Company and Mr. Dozois.

•  Mr. Salemme. “Good Reason” means Mr. Salemme’s involuntary removal from the Company’s Board of Directors, a change in Mr. Salemme’s reporting relationship to someone other than the Chairperson of the Board of Directors, or an ownership change at the Company as defined in Section 382 of the Internal Revenue Code.

Compensation Committee Interlocks and Insider Participation

In 2015, the Compensation Committee of our Board of Directors was composed of Messrs. Sloan and Thompson. Neither member of the Compensation Committee is, or was during 2015, an officer or employee of Pendrell, and none of the Company’s executive officers serves, or during 2015 served, as a member of a compensation committee (or other board committee performing equivalent functions) of any entity that has one or more executive officers serving as a member of Pendrell’s Compensation Committee. Neither member of the Compensation Committee is a former officer of the Company, nor does any executive officer of the Company serve as a director of any entity that is in any manner affiliated with a member of the Compensation Committee.

Overview of Director Compensation Program

Our Board of Directors Compensation Policy (the “Policy”) provides for (i) an annual retainer, paid quarterly, to the Chairman of our Board of Directors and each of our independent directors, and (ii) an additional retainer for committee service, paid quarterly, to each of our independent directors serving on a committee (other than the Chairman of the Board), as follows:

Board of Directors and Committee Service	Annual Retainer
Chairman of the Board of Directors	$250,000
Independent Director	$50,000
Audit Committee Chair	$20,000
Compensation Committee Chair	$20,000
Nominating and Governance Committee Chair	$15,000
Audit Committee Member (non-Chair)	$8,000
Compensation Committee Member (non-Chair)	$8,000
Nominating and Governance Committee Member (non-Chair)	$8,000

The annual retainer earned by our Chairman of the Board and each of our independent directors is paid in four equal quarterly installments on or about the first day of July, October, January, and April to those directors who served on our Board of Directors through the end of the preceding quarter. Non-employee directors are also reimbursed for reasonable travel and accommodation expenses incurred in connection with Company business.

The Policy also provides for the grant of stock options to our independent directors. At the time of their appointment to the Board of Directors, all independent directors receive an initial option to purchase 75,000 shares of Class A common stock that vests in four equal annual installments. In addition, all independent directors receive an annual option to purchase 60,000 shares of Class A common stock that fully vests on the one-year anniversary of the grant date. All options granted to the independent directors have an exercise price equal to the fair market value of our Class A common stock on the grant date and have a term of ten years.

To further align the interests of our directors with the interests of our shareholders, our Chairman of the Board and our independent directors may elect to receive all or part of their cash retainer in the form of Class A common stock. The number of shares issued is equal to the amount of the retainer that the director elects to receive in stock divided by the fair market value of a share of Class A common stock (the closing price of our stock as reported on NASDAQ) on the final business day of the quarter for which payment is earned. Only whole numbers of shares of Class A common stock are issued; fractional shares are paid in cash.

2015 Director Compensation

The table below sets forth certain information regarding the compensation earned by, or awarded to, our Chairman of the Board and each independent director who served on our Board of Directors in 2015. Messrs. Mikles and Salemme did not receive additional compensation for their services as directors of the Company in 2015, as Mr. Mikles is an employee of the Company and Mr. Salemme was an employee of and/or consultant to the Company in 2015.

We also reimburse directors for reasonable travel and accommodation expenses incurred in connection with Company business, the values of which are not included in the table below.

Name	Fees Earned(1)	Option Awards (2)(3)	Total
Richard P. Emerson	$70,000	$18,822	$88,822
Nicolas Kauser	$73,000	$18,822	$91,822
Craig O. McCaw	$250,000	$—	$250,000
Stuart M. Sloan	$66,000	$18,822	$84,822
H. Brian Thompson	$78,000	$18,822	$96,822

(1)	Directors may elect to receive all, or a portion of, their cash compensation in the form of stock. The amounts in the “Fees Earned” column represent the amounts paid to directors in cash, unless otherwise indicated as follows:

	Fees Earned
Name	Fees Paid in Cash	Stock Issued in Lieu of Cash (#)	Value of Stock (4)	Total
Richard P. Emerson	$35,003	42,729	$34,997	$70,000
Nicolas Kauser	$36,502	44,561	$36,498	$73,000
Craig O. McCaw	$—	305,226	$250,000	$250,000
Stuart M. Sloan	$—	80,578	$66,000	$66,000
H. Brian Thompson	$39,002	47,614	$38,998	$78,000

(2)	Amounts reported reflect the grant date fair value, excluding the effect of estimated forfeitures, of each stock option granted during 2015 computed in accordance with ASC 718. See Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for the assumptions underlying the grant date fair value.
(3)	The aggregate number of outstanding stock options held by each director who is not an employee of, or consultant to, the Company (representing unexercised stock options, both vested and unvested) at December 31, 2015, is as follows:

Name	Number of Shares Subject to Outstanding Option Awards
Richard P. Emerson	450,000
Nicolas Kauser	460,000
Craig O. McCaw	150,000
Stuart M. Sloan	425,000
H. Brian Thompson	620,000

(4)	The “Value of Stock” column reflects the value of the stock issued in lieu of cash based on the closing price of our Class A common stock on the last trading day of the quarter in which the fees were earned.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information, as of December 31, 2015, relating to Pendrell’s equity compensation plans pursuant to which grants of stock options, restricted stock, or other rights to acquire shares may be granted from time to time:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted- average exercise price of outstanding options, warrants and rights(2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	26,144,995	$1.62	20,551,286
Equity compensation plans not approved by security holders	—	—	—

Total	26,144,995	$1.62	20,551,286

(1)	Excludes 1,702,875 shares subject to restricted stock awards that remain subject to forfeiture.
(2)	Excludes the impact of 1,702,875 shares subject to restricted stock awards and 8,827,763 shares subject to restricted stock unit awards that have no exercise price.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of April 20, 2016, as to shares of common stock beneficially owned by: (i) each person who is known by us to own beneficially more than five percent of either our Class A common stock or Class B common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our directors and current executive officers as a group. The information provided in the table is based on our records, information filed with the SEC and information furnished by the respective individuals or entities, as the case may be.

Applicable percentage ownership is based on 214,512,443 shares of Class A common stock and 53,660,000 shares of Class B common stock outstanding at April 20, 2016.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock that a person has the right to acquire within 60 days of April 20, 2016. See footnote 3 for a description of these rights. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

	Shares Beneficially Owned(1)
	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner (2)	Number of Shares Beneficially Owned(3)	Percent of Class	Number of Shares Beneficially Owned	Percent of Class	% Total Voting Power (4)
5% Shareholders(5)
Eagle River Satellite Holdings, LLC and affiliates(6)	43,968,412	20.5%	44,360,000	82.7%	64.9%
James D. Dondero, Highland Capital Management, L.P., and affiliates(7)	52,679,332	24.6%	—	—	7.0%
Mente, L.L.C.(8)	1,912,080	*	9,300,000	17.3%	12.6%

Named Executive Officers
Lee E. Mikles(9)	2,557,970	1.2%	—	—	*
Steven A. Ednie	170,406	*	—	—	*
Timothy M. Dozois	561,228	*	—	—	*
R. Gerard Salemme	2,837,805	1.3%	—	—	*
Scott G. Richardson	631,783	*	—	—	*

Directors (other than Messrs. Mikles and Salemme indicated above)
Richard P. Emerson	552,049	*	—	—	*
Nicolas Kauser	512,606	*	—	—	*
Craig O. McCaw(10)	45,017,396	21.0%	44,360,000	82.7%	65.1%
Stuart M. Sloan	613,365	*	—	—	*
H. Brian Thompson	707,744	*	—	—	*
All current directors and executive officers as a group (9 persons)	53,530,569	24.4%	44,360,000	82.7%	65.7%

*	Less than one percent of the outstanding Class A or Class B common stock, respectively.
(1)	We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named have sole voting and investment power with respect to all shares of common stock that they beneficially own. Holders of restricted shares have sole voting power, irrespective of whether the restricted shares have vested. See the “Outstanding Equity Awards at 2015 Fiscal Year-End” table for information on outstanding restricted stock awards that remain subject to vesting and forfeiture restrictions.

(2)	Unless otherwise indicated, the address of each beneficial owner indicated is c/o Pendrell Corporation, 2300 Carillon Point, Kirkland, Washington 98033.
(3)	The number of shares of Class A common stock beneficially owned by our named executive officers and directors includes shares issuable upon the exercise of outstanding options held by such individuals that are exercisable within 60 days of April 20, 2016, as set forth in the table below.

Name	Options Exercisable
Mr. Mikles	1,097,500
Mr. Ednie	125,000
Mr. Richardson	476,561
Mr. Dozois	372,500
Mr. Emerson	390,000
Mr. Kauser	400,000
Mr. McCaw	150,000
Mr. Salemme	1,858,750
Mr. Sloan	365,000
Mr. Thompson	560,000
All current directors and executive officers as a group (9 persons)	5,318,750

(4)	Percentage total voting power represents voting power with respect to all shares of our Class A common stock and Class B common stock, as a single class. Each holder of Class B common stock is entitled to ten votes per share of Class B common stock and each holder of Class A common stock is entitled to one vote per share of Class A common stock on all matters submitted to our shareholders for a vote. The Class A common stock and Class B common stock vote together as a single class on all matters submitted to a vote of our shareholders, except as may otherwise be required by law. The Class B common stock is convertible at any time by the holder into shares of Class A common stock on a share-for-share basis.
(5)	Based on a Schedule 13G filed with the SEC on February 12, 2016 by Ariel Investments, LLC (“Ariel”), Ariel reported that as of December 31, 2015, it owned an aggregate of 25,453,220 shares of Class A common stock and that its address is 200 E. Randolph Street, Suite 2900, Chicago, IL 60601. Based on representations provided by Ariel to the Company, Ariel is not the beneficial owner of the securities reported in Schedule 13G, and Ariel’s clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, all securities reported by Ariel in Schedule 13G.
(6)	Includes 20,696,037 shares of Class A common stock beneficially owned by Eagle River Satellite Holdings, LLC (“ERSH”); 2,339,724 shares of Class A common stock held by Eagle River, Inc.; 17,932,651 shares of Class A common stock held by Eagle River Partners, LLC (“ERP”); 3,000,000 shares of Class A common stock held by Eagle River Investments, LLC (“ERI”); and 44,360,000 shares of Class B common stock held by ERSH. Mr. McCaw is the sole manager and beneficial member of ERI, which is the sole member of ERSH. Mr. McCaw is the sole shareholder of Eagle River, Inc. and the beneficial member of ERP. Mr. McCaw disclaims beneficial ownership of the securities owned by ERSH, ERI and ERP, except to the extent of any pecuniary interest.
(7)	Based on information provided by Highland Capital Management, L.P. (“Highland Capital”). Includes shares of Class A common stock beneficially owned and/or held by or for the account of James D. Dondero (including through family trusts), Highland Capital, Strand Advisors, Inc., and a number of investment funds for which Highland Capital serves as an investment adviser (the “Highland Funds”). Certain publicly available information indicates that Highland Capital does not maintain sole voting and investment power with respect to certain Highland Funds. Therefore, we offer no opinion or belief regarding voting control and investment power over such Highland Funds. The address of Mr. Dondero and Highland Capital is 300 Crescent Court, Suite 700, Dallas, Texas 75201.
(8)	Based on a Schedule 13G/A filed with the SEC on February 14, 2011, wherein Mente, L.L.C. reported all common stock held may be deemed to be beneficially owned by William H. Gates, III as the sole member of Mente, L.L.C. The address of Mente, L.L.C. is 2365 Carillon Point, Kirkland, Washington 98033.
(9)	Includes 1,033,163 shares of Class A common stock held directly by Mr. Mikles; 79,416 shares of Class A common stock held in Mr. Mikles’ individual retirement account; 61,000 shares of Class A common stock held in trusts and/or custodial accounts for the benefit of Mr. Mikles’ children; 161,100 shares of Class A common stock held in a revocable trust; and 125,791 shares of Class A common stock held by Mr. Mikles’ spouse. Mr. Mikles disclaims beneficial ownership of the securities owned other than directly by him except to the extent of any pecuniary interest.
(10)	Includes (i) 898,984 shares of Class A common stock held directly by Mr. McCaw and (ii) 43,968,412 shares of Class A common stock and 44,360,000 shares of Class B common stock beneficially owned by ERSH and its affiliates. See footnote 6 above. Mr. McCaw is the sole manager and beneficial member of ERI, which is the sole member of ERSH. Mr. McCaw is the sole shareholder of Eagle River, Inc. and the beneficial member of ERP. Mr. McCaw disclaims beneficial ownership of the securities owned by ERSH, ERI and ERP, except to the extent of any pecuniary interest.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related-Person Transactions Policy and Procedures

All related-party transactions are subject to review and approval by the Audit Committee. In determining whether to approve or ratify a related-party transaction, the Audit Committee will take into account, among other factors, whether the related-party transaction is on terms no more favorable to the counterparty than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction. To assist with the identification of potential related-party transactions, we solicit information through questionnaires in connection with the appointment of new directors and executive officers and on an annual basis with respect to existing directors and executive officers.

Related Party Transactions

Eagle River Satellite Holdings, LLC (“ERSH”), Eagle River Investments, LLC, Eagle River, Inc., and Eagle River Partners, LLC (“ERP”)

ERSH is the Company’s controlling shareholder. ERSH, together with its affiliates Eagle River Investments, LLC, Eagle River, Inc. and ERP (collectively, “Eagle River”) holds an economic interest of approximately 33.2% of the Company’s outstanding common stock and a voting interest of approximately 65.0% in the Company as of December 31, 2015. Mr. McCaw, our Chairman of the Board of Directors, is the sole shareholder of Eagle River, Inc., the sole manager and beneficial member of Eagle River Investments, LLC, which is the sole member of ERSH, and the beneficial member of ERP.

Director Independence

The Board has determined that Messrs. Emerson, Kauser, Sloan, and Thompson are independent directors within the meaning of the Nasdaq listing standards. As such, a majority of our directors are currently independent, as are all members of the Audit Committee, Compensation Committee, and Nominating Committee. Members of the Audit Committee also satisfy a separate independence requirement pursuant to the Exchange Act which requires that they may not accept directly or indirectly any consulting, advisory or other compensatory fee from us or any of our subsidiaries other than their compensation for service as a director, or be an affiliated person of ours or any of our subsidiaries.

Each year, our directors are obligated to complete a questionnaire which requires them to disclose any transactions with us in which the director or any member of his immediate family might have a direct or potential conflict of interest. Based on its analysis of the responses, the Board determined that all directors, except for Mr. Mikles due to his position as an executive officer of the Company, Mr. Salemme due to his recent employment history with the Company, and Mr. McCaw due to his ownership of Eagle River, are independent under its guidelines and free from any relationship that would interfere with the exercise of their independent judgment.

Indemnification Agreements

Under indemnification agreements between the Company and each of our executive officers and directors, we have agreed to indemnify our executive officers and directors for expenses, damages, judgments, fines and settlements that he may be required to pay in actions or proceedings to which he is or may be made a party by reason of his position as a director, officer or agent of the Company, and otherwise to the fullest extent permitted under Washington law and the Company’s Bylaws.

Under an indemnification agreement between the Company and Eagle River Investments, LLC, we are required to indemnify, defend, and hold harmless Eagle River Investments, its affiliates, and their respective members, directors, officers, agents, employees, and controlling persons against claims, liabilities, losses, damages, and fees and expenses incurred resulting from, or in connection with, the fact that such entity or person is or was a shareholder, director, officer, or employee of the Company or any of its subsidiaries, or based on an alleged breach of his or her fiduciary duty as a director or officer of the Company or any of its subsidiaries. The indemnification obligation is subject to certain exceptions, including losses and damages incurred through certain violations of the U.S. securities laws and damages caused by acts that a court determines to be a breach of fiduciary duties, gross negligence, or willful misconduct. We agreed to advance reasonable costs and expenses incurred for defending any claim upon receipt of an undertaking to repay the advanced amounts if it is ultimately determined the indemnitee was not entitled to indemnification under the agreement.

Under an indemnification agreement with Cascade Investment, we are similarly required to indemnify Cascade Investment, its affiliates (including Mente, LLC), and their respective members, directors, officers, agents, employees, and controlling persons.

Item 14.	Principal Accounting Fees and Services.

Principal Accountant Fees and Services

The following table represents aggregate fees billed to us for the fiscal year ended December 31, 2015 and December 31, 2014 by Grant Thornton LLP and Deloitte & Touche LLP, respectively.

	Fiscal Year Ended December 31,
	2015	2014
Audit Fees(1)	$377,100	$397,580
Audit-related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$377,100	$397,580

(1)	Audit Fees consist of fees and expenses for professional services rendered by Grant Thornton LLP and Deloitte & Touche LLP in connection with: (i) the audit of our annual financial statements included in the Annual Report on Form 10-K for the fiscal years ended December 31, 2015 and December 31, 2014, and the review of the interim financial statements included in the quarterly reports on Form 10-Q; (ii) the audit of our internal controls over financial reporting; and (iii) services that are normally provided in connection with statutory and regulatory filings or engagements.

Pre-Approval Policies and Procedures

The Audit Committee charter permits the Audit Committee to delegate pre-approval authority to subcommittees consisting of one or more individuals, as well as to pre-approve defined categories of services. However, the Audit Committee has not done so, but has instead pre-approved all audit and non-audit services rendered by Grant Thornton LLP and Deloitte & Touche LLP as part of the scope of the independent auditor engagement or on a case-by-case basis prior to engagement for service. All of the services provided by Grant Thornton LLP and Deloitte & Touche LLP in 2014 and 2015, as described under Audit Fees above, were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	Index to Consolidated Financial Statements

The consolidated financial statements of Pendrell Corporation and subsidiaries were previously filed with Pendrell’s Annual Report on Form 10-K for the year ended December 31, 2015.

(a)(2)	Financial Statement Schedules

All financial statement schedules have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto, which were previously filed with Pendrell’s Annual report on Form 10-K for the year ended December 31, 2015.

(a)(3)	Exhibits

Exhibit No.	Exhibit Description

31.1*	Certification of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the principal accounting and financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENDRELL CORPORATION
(Registrant)

Date: April 28, 2016	By:	/s/ Lee E. Mikles
Lee E. Mikles Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on April 28, 2016:

Signature	Title

/S/ LEE E. MIKLES Lee E. Mikles	Chief Executive Officer and President (Principal Executive Officer), Director

/S/ STEVEN A. EDNIE Steven A. Ednie	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ * Richard P. Emerson	Director

/S/ * Nicolas Kauser	Director

/S/ * Craig O. McCaw	Executive Chairman and Chairman of the Board of Directors

/S/ * R. Gerard Salemme	Director

/S/ * Stuart M. Sloan	Director

/S/ * H. Brian Thompson	Director

* By:	/s/ Timothy M. Dozois
Timothy M. Dozois, attorney in fact

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

31.1*	Certification of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the principal financial and accounting officer required by Rule 13a-14(a) or Rule 15d-14(a).

*	Filed herewith.