Form 10-Q
period 2016-03-31
Pendrell Corp
filed 2016-04-29
CIK 1359555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of April 22, 2016, the registrant had 214,512,443 shares of Class A common stock and 53,660,000 shares of Class B convertible common stock outstanding.

PENDRELL CORPORATION

FORM 10-Q

For the three months ended March 31, 2016

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Pendrell Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$169,944	$162,457
Accounts receivable	—	87
Other receivables	3,649	1,329
Prepaid expenses and other current assets	677	384

Total current assets	174,270	164,257
Property in service – net of accumulated depreciation of $522 and $512, respectively	108	118
Other assets	1,540	2,140
Intangible assets – net of accumulated amortization of $56,641 and $54,523, respectively	11,942	14,377

Total	$187,860	$180,892

LIABILITIES, SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

Current liabilities:
Accounts payable	$378	$140
Accrued expenses	2,706	4,292
Other liabilities	113	119

Total current liabilities	3,197	4,551

Commitments and contingencies (Note 5)

Shareholders’ equity and noncontrolling interest:
Preferred stock, $0.01 par value, 75,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.01 par value, 900,000,000 shares authorized 272,080,158 and 271,879,107 shares issued, and 214,311,266 and 214,110,215 shares outstanding	2,146	2,144
Class B convertible common stock, $0.01 par value, 150,000,000 shares authorized, 84,663,382 shares issued and 53,660,000 shares outstanding	537	537
Additional paid-in capital	1,959,586	1,958,376
Accumulated deficit	(1,774,258)	(1,780,823)

Total Pendrell shareholders’ equity	188,011	180,234

Noncontrolling interest	(3,348)	(3,893)

Total shareholders’ equity and noncontrolling interest	184,663	176,341

Total	$187,860	$180,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data, unaudited)

	Three months ended March 31,
	2016	2015
Revenue	$13,500	$25,245
Operating expenses:
Cost of revenues	—	9,112
Patent administration and related costs	362	1,127
Patent litigation	2,727	4,557
General and administrative	1,990	5,129
Stock-based compensation	1,112	648
Amortization of intangible assets	2,381	3,596

Total operating expenses	8,572	24,169

Operating income	4,928	1,076
Interest income	137	31
Interest expense	—	(41)
Gain on contingency	2,047	1,748
Other expense	(2)	(4)

Income before income taxes	7,110	2,810
Income taxes	—	(4,125)

Net income (loss)	7,110	(1,315)
Net income (loss) attributable to noncontrolling interest	545	(756)

Net income (loss) attributable to Pendrell	$6,565	$(559)

Basic income (loss) per share attributable to Pendrell (1)	$0.02	$—

Diluted income (loss) per share attributable to Pendrell (1)	$0.02	$—

Weighted average shares outstanding used to compute basic income (loss) per share	267,046,961	265,435,018
Weighted average shares outstanding used to compute diluted income (loss) per share	276,804,216	265,435,018

(1)	Per share amounts for the three months ended March 31, 2015 are less than ($0.01).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(In thousands, except share data, unaudited)

	Common stock			Additional paid-in capital	Accumulated deficit	Shareholders’ equity	Noncontrolling interest	Total
	Class A shares	Class B shares	Amount
Balance, December 31, 2015	214,110,215	53,660,000	$2,681	$1,958,376	$(1,780,823)	$180,234	$(3,893)	$176,341
Class A common stock withheld at vesting to cover statutory tax obligations	(11,728)	—	—	(6)	—	(6)	—	(6)
Stock-based compensation and issuance of restricted stock, net of forfeitures	212,779	—	2	1,216	—	1,218	—	1,218
Net income	—	—	—	—	6,565	6,565	545	7,110

Balance, March 31, 2016	214,311,266	53,660,000	$2,683	$1,959,586	$(1,774,258)	$188,011	$(3,348)	$184,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Three months ended March 31,
	2016	2015
Operating activities:
Net income (loss) including noncontrolling interests	$7,110	$(1,315)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	1,112	648
Amortization of intangibles	2,381	3,596
Depreciation	15	118
Loss associated with the abandonment and/or disposition of patents	54	501
Other	—	43
Other changes in certain assets and liabilities:
Accounts receivable	87	62
Prepaid expenses and other current/non-current assets	(2,413)	(324)
Accounts payable	238	268
Accrued expenses and other current/non-current liabilities	(1,486)	(659)

Net cash provided by operating activities	7,098	2,938

Investing activities:
Payment received on note receivable	400	—
Purchases of property and intangible assets	(5)	(2,005)

Net cash provided by (used in) investing activities	395	(2,005)

Financing activities:
Payment of statutory taxes for stock awards	(6)	(40)
Payment of accrued obligations for purchased intangible assets	—	(4,000)
Purchase of noncontrolling interest in Provitro Biosciences LLC	—	(400)

Net cash used in financing activities	(6)	(4,440)

Net increase (decrease) in cash and cash equivalents	7,487	(3,507)
Cash and cash equivalents – beginning of period	162,457	168,793

Cash and cash equivalents – end of period	$169,944	$165,286

Supplemental disclosures:
Income taxes paid	$—	$4,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Nature of Business

These condensed consolidated financial statements include the accounts of Pendrell Corporation (“Pendrell”) and its consolidated subsidiaries (collectively referred to as the “Company”). Since 2011, the Company’s strategy, through its consolidated subsidiaries, has been to invest in, acquire and develop businesses with unique technologies that are often protected by intellectual property (“IP”) rights, and that present the opportunity to address large, global markets. The Company’s subsidiaries focus on licensing the IP rights they hold to third parties and pursuing relevant product opportunities. The Company regularly evaluates its existing investments to determine whether retention or disposition is appropriate, and investigates new investment and business acquisition opportunities. From 2011 through 2015, the Company also advised clients on various IP strategies and transactions. As of December 31, 2015, the Company sold its consulting business, Ovidian Group LLC, for nominal consideration.

2. Basis of Presentation

Interim Financial Statements—The financial information included in the accompanying condensed consolidated financial statements is unaudited and includes all adjustments, consisting of normal recurring adjustments and accruals, considered necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures have been condensed or omitted. The financial information as of December 31, 2015 is derived from the Company’s audited consolidated financial statements and notes included in Item 8 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“2015 Form 10-K”), filed with the U.S. Securities and Exchange Commission on March 4, 2016. The financial information included in this quarterly report should be read in conjunction with management’s discussion and analysis of financial condition and results of operations and the consolidated financial statements and notes included in the 2015 Form 10-K. Capitalized terms used and not otherwise defined in this quarterly report have the meanings given to them in the Company’s 2015 Form 10-K. Operating results and cash flows for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016 or any other interim period.

Principles of Consolidation and Basis of Presentation— The consolidated financial statements of the Company include the assets and liabilities of its wholly-owned subsidiaries and subsidiaries it controls or in which it has a controlling financial interest. Noncontrolling interests on the consolidated balance sheets include third-party investments in entities that the Company consolidates, but does not wholly own. Noncontrolling interests are classified as part of equity and the Company allocates net income (loss), other comprehensive income (loss) and other equity transactions to its noncontrolling interests in accordance with their applicable ownership percentages. All intercompany transactions and balances have been eliminated in consolidation. All information in these financial statements is in U.S. dollars.

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

Accounting Policies—There have been no material changes or updates in the Company’s existing accounting policies from the disclosures included in its 2015 Form 10-K.

New Accounting Pronouncements—In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires companies that are lessees to recognize a right-of-use asset and lease liability for most leases that do not meet the definition of a short-term lease. For income statement purposes, leases will continue to be classified as either operating or financing. Classification will be based on criteria that are largely similar to those applied in current lease accounting. Compliance with this ASU is required for annual periods beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. The Company believes the future adoption of this ASU will not have a material impact on its financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to simplify certain provisions in stock compensation accounting, including: (1) accounting for income taxes, (2) classification of excess tax benefits on the statement of cash flow, (3) forfeitures, (4) minimum statutory tax withholding requirements, (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes, (6) the practical expedient for estimating the expected term and (7) intrinsic value. Compliance with this ASU is required for annual periods beginning after December 15, 2016, and interim periods therein. Early adoption is permitted. The Company plans to adopt this ASU in its fiscal year ended December 31, 2017 and believes the adoption will not have a material impact on its financial position, results of operations or cash flows.

3. Provitro

In February 2013, the Company acquired a 68.75% interest in Provitro, the developer of the Provitro™ proprietary micro-propagation technology designed to facilitate the production on a commercial scale of certain plants, particularly timber bamboo. In February 2015, the Company acquired the minority partner’s interest in Provitro for nominal consideration resulting in 100% ownership of Provitro. From acquisition through the year ended December 31, 2014, the Company attempted to develop a strategy to commercialize the Provitro™ technology, but did not generate revenue from the technology.

In January 2015, the Company discontinued its efforts to commercialize the Provitro™ technology and in September 2015, the Company sold Provitro’s facility and related tangible assets for $2.0 million, resulting in a $0.7 million loss in the third quarter of the year ended December 31, 2015. The purchase price will be paid in installments of which $0.1 million was paid immediately, $0.4 million was received in January 2016 and $1.5 million will be paid within twelve months and is included in other current receivables at March 31, 2016.

4. Accrued expenses

The following table summarizes accrued expenses (in thousands):

	March 31, 2016	December 31, 2015
Accrued payroll and related expenses	$411	$1,742
Accrued legal, professional and other expenses	2,295	2,550

	$2,706	$4,292

5. Commitments and Contingencies

Purchase and Lease Commitments— The Company has operating lease agreements for its main office in Kirkland, Washington, and offices in Texas and Finland.

Litigation— In the opinion of management, except for those matters described below and elsewhere in this report, to the extent so described, litigation, contingent liabilities and claims against the Company in the normal course of business are not expected to involve any judgments or settlements that would be material to the Company’s financial condition, results of operations or cash flows.

There have been no material changes to the legal proceedings disclosures included under Part I, Item 3 of the Company’s 2015 Form 10-K other than the following update:

ContentGuard Enforcement Actions— ContentGuard continues to challenge the jury’s findings in the Google Litigation and Apple Litigation. Specifically, ContentGuard filed motions for judgments as a matter of law (“JMOL”) in both cases, seeking judicial reversal of the jury’s findings or new trials. On April 18, 2016, the federal district judge presiding over the Apple Litigation denied the JMOL motion in the Apple Litigation. Thereafter, ContentGuard filed notice of appeal with the federal circuit court, indicating its intent to appeal the district court judgment to the federal circuit court. Briefing on the ContentGuard appeal will continue through much of 2016. The Company cannot predict the outcome of any post-trial activities in the Google Litigation or Apple Litigation.

6. Stock-based Compensation

The Company records stock-based compensation on stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock awards issued to employees, directors, consultants and/or advisors based on the estimated fair value on the date of grant and recognizes compensation cost over the requisite service period for awards expected to vest.

Stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015 was as follows (in thousands):

	Three months ended March 31,
	2016	2015
Stock options	$481	$462
Restricted stock awards	631	186

Total stock-based compensation expense	$1,112	$648

Stock Options—The Company’s stock option activity for the three months ended March 31, 2016 is summarized as follows:

	Number of shares of Class A common stock underlying options	Weighted average exercise price
Outstanding – December 31, 2015	17,317,232	$1.62
Forfeited	(2,208,581)	$1.87

Outstanding – March 31, 2016	15,108,651	$1.59

Exercisable – March 31, 2016	8,224,933	$1.77

Vested and expected to vest – March 31, 2016	14,526,963	$1.58

Restricted Stock—The Company’s restricted stock activity for three months ended March 31, 2016 is summarized as follows:

	Number of shares of Class A common stock underlying restricted stock awards	Weighted average fair value per share
Unvested – December 31, 2015	10,530,638	$0.84
Granted (1)	212,779	$0.50
Vested	(1,253,154)	$1.24
Forfeited	(625)	$0.79

Unvested – March 31, 2016	9,489,638	$0.84

(1)	Represents shares issued to the Company’s Board of Directors as compensation for service. These awards have a grant date fair value of $0.1 million and vest upon issuance.

7. Gain on Contingency

During 2012, as part of the Company’s exit from the satellite business, the Company sold its partially completed medium earth orbit satellites, related equipment, and contracts. In February 2016, the final scheduled payment for those assets became payable, resulting in the recognition of a $2.0 million gain on contingency for the three months ended March 31, 2016. The Company received the final scheduled payment in April 2016.

8. Income Taxes

The Company recorded a tax provision of $4.1 million for the three months ended March 31, 2015 related to foreign taxes withheld on revenue generated from license agreements executed with third party licensees domiciled in a foreign jurisdiction. In general, foreign taxes withheld may be claimed as a deduction on future U.S. corporate income tax returns, or as a credit against future U.S. income tax liabilities, subject to certain limitations. However, due to uncertainty regarding the Company’s ability to utilize the deduction or credit resulting from the foreign withholding, the Company established a full valuation allowance against the related deferred tax asset at March 31, 2015.

The Company had no foreign taxes withheld during the three months ended March 31, 2016 and anticipates that it will not have a U.S. federal income tax liability for fiscal 2016.

9. Income (Loss) per Share

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

Potential dilutive Common Shares consist of the incremental Class A common stock issuable upon the exercise of outstanding stock options (both vested and non-vested) and unvested restricted stock awards and units, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of the Company’s Class A common shares for the period) because their inclusion would have been anti-dilutive.

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except share and per share data):

	Three months ended March 31,
	2016	2015
Net income (loss) attributable to Pendrell	$6,565	$(559)

Weighted average common shares outstanding	267,976,679	266,488,886
Less: weighted average unvested restricted stock awards	(929,718)	(1,053,868)

Shares used for computation of basic income (loss) per share	267,046,961	265,435,018
Add back: weighted average unvested restricted stock awards and units	9,757,255	—

Shares used for computation of diluted income (loss) per share(1)	276,804,216	265,435,018

Basic income (loss) per share attributable to Pendrell(2)	$0.02	$—

Diluted income (loss) per share attributable to Pendrell(2)	$0.02	$—

(1)	Stock options, restricted stock awards and units totaling 15,108,650 and 26,816,410 for the three months ended March 31, 2016 and 2015, respectively, were excluded from the calculation of diluted income (loss) per share as their inclusion was anti-dilutive.
(2)	Per share amounts for the three months ended March 31, 2015 are less than ($0.01).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying notes included elsewhere in this quarterly report and the audited consolidated financial statements and notes included in our 2015 Form 10-K.

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

Overview

For the past five years we invested in, acquired and monetized IP rights. Although we continue to monetize our IP assets, our primary focus has shifted to identifying and evaluating new business opportunities. We have not limited our evaluation to a specific industry or segment. Instead, we are evaluating opportunities across a number of industries that we believe may provide us with more reliable cash flow and a greater potential for growth.

To more efficiently support our business strategy, we have substantially reduced our costs and simplified our operations while retaining the resources we believe critical to the generation of revenue from our existing IP assets and the pursuit of new business opportunities. These reductions are reflected in our financial statements, where general and administrative expenses decreased from approximately $5.1 million in the first quarter of 2015 to approximately $2.0 million in the first quarter of 2016. Absent a significant acquisition or investment partnership, we expect continued year-over-year reductions in general and administrative expenses through the remainder of 2016.

Our focus on new business opportunities and our reduction in overhead expenses will not distract us from continuing to monetize our existing IP portfolios. We believe the licenses we signed in the past two years reflect the importance of our inventions, our leadership in the development of breakthrough next-generation solutions, and our commitment to entering into licenses on reasonable and non-discriminatory terms. In addition to granting licenses, we have continued to pursue recovery from companies that have resisted licenses while, we believe, incorporating our inventions into their consumer products. Our efforts include our appeals to the federal circuit court of the judgments in the Google Litigation and Apple Litigation.

We believe that as a result of our setbacks in the Google Litigation and Apple Litigation, the closing bid price of our Class A common stock price remains below the $1.00 price required by NASDAQ’s continued listing requirements. To address this stock price deficiency, a special committee of our Board has approved, and is recommending shareholder approval of, a reverse split of our issued and outstanding shares of Class A and Class B common stock, if needed to maintain listing of our Class A Stock on the NASDAQ Stock Market. At this year’s annual meeting of shareholders we will be asking our shareholders to authorize our Board to implement the reverse stock split, to the extent that we have not regained compliance with the minimum $1.00 bid price requirement.

Critical Accounting Policies

Critical accounting policies require difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The judgments and uncertainties affecting the application of these policies include significant estimates and assumptions made by us using information available at the time the estimates are made. Actual results could differ materially from those estimates. Our critical accounting policies involve judgments associated with our accounting for the fair value of financial instruments, asset impairment, valuation of intangible assets, contract settlements, revenue recognition, stock-based compensation, income taxes, contingencies and business combinations. There have been no significant changes to our critical accounting policies disclosed in our 2015 Form 10-K.

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires companies that are lessees to recognize a right-of-use asset and lease liability for most leases that do not meet the definition of a short-term lease. For income statement purposes, leases will continue to be classified as either operating or financing. Classification will be based on criteria that are largely similar to those applied in current lease accounting. Compliance with this ASU is required for annual periods beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. We believe the future adoption of this ASU will not have a material impact on our financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to simplify certain provisions in stock compensation accounting, including: (1) accounting for income taxes, (2) classification of excess tax benefits on the statement of cash flow, (3) forfeitures, (4) minimum statutory tax withholding requirements, (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes, (6) the practical expedient for estimating the expected term and (7) intrinsic value. Compliance with this ASU is required for annual periods beginning after December 15, 2016, and interim periods therein. Early adoption is permitted. We plan to adopt this ASU in our fiscal year ended December 31, 2017 and believe its adoption will not have a material impact on our financial position, results of operations or cash flows.

Results of Operations

The following table is provided to facilitate the discussion of our results of operations for the three months ended March 31, 2016 and 2015 (in thousands):

	Three months ended March 31,
	2016	2015
Revenue	$13,500	$25,245
Cost of revenues	—	9,112
Patent administration and related costs	362	1,127
Patent litigation	2,727	4,557
General and administrative expenses	1,990	5,129
Stock-based compensation	1,112	648
Amortization of intangibles	2,381	3,596
Interest income	137	31
Interest expense	—	41
Gain on contingency	2,047	1,748
Other expense	2	4
Income taxes	—	4,125

Revenue. Revenue of $13.5 million for the three months ended March 31, 2016 decreased by $11.7 million, or 47%, as compared to $25.2 million for the three months ended March 31, 2015. The decrease was primarily due to larger licensing transactions during the three months ended March 31, 2015.

Cost of revenues. There were no cost of revenues incurred during the three months ended March 31, 2016 as revenues generated did not have any associated costs that are variable in nature such as (i) payments to third parties to whom we have an obligation to share revenue, (ii) commissions, and/or (iii) success fees. Cost of revenues of $9.1 million for the three months ended March 31, 2015 primarily consisted of payments to third parties to whom we have an obligation to share revenue.

Patent administration and related costs. Patent administration and related costs of $0.4 million for the three months ended March 31, 2016 decreased by $0.7 million, or 68%, as compared to $1.1 million for the three months ended March 31, 2015. This decrease was primarily due to a decrease in the cost of patents abandoned of $0.5 million as well as a reduction in patent maintenance and prosecution costs resulting from the abandonment of patents during the first quarter of 2016 and throughout 2015 that were not part of existing licensing programs.

Patent litigation. Patent litigation expenses of $2.7 million for the three months ended March 31, 2016 decreased by $1.9 million, or 40%, as compared to $4.6 million for the three months ended March 31, 2015. This decrease was primarily due to the inclusion, during the three months ended March 31, 2015, of costs incurred by our subsidiary, ContentGuard, in its litigation efforts against Amazon, Apple, Google, HTC, Huawei, Motorola Mobility and Samsung as it prepared for its March 2015 claim construction hearing and jury trials in September 2015 and November 2015. Patent litigation expenses for the three months ended March 31, 2016, primarily relate to contingent fees associated with our settlement and license agreement with DirecTV.

General and administrative. General and administrative expenses of $2.0 million for the three months ended March 31, 2016 decreased by $3.1 million, or 61%, as compared to $5.1 million for the three months ended March 31, 2015. The decrease was primarily due to (i) $2.5 million reduction in employment expenses resulting from a lower headcount, (ii) $0.3 million reduction in expenses associated with Provitro, (iii) $0.2 million reduction in professional fees and other expenses, and (iv) $0.1 million decrease in depreciation expense.

Stock-based compensation. Stock-based compensation of $1.1 million for the three months ended March 31, 2016 increased by $0.5 million, or 72%, as compared to $0.6 million for the three months ended March 31, 2015. The increase was primarily due to expense associated with awards issued in June 2015 to our CEO.

Amortization of intangibles. Amortization of intangibles of $2.4 million for the three months ended March 31, 2016 decreased by $1.2 million, or 34%, as compared to $3.6 million for the three months ended March 31, 2015, primarily due to a reduction in value of our intangible assets due to their impairment during the fourth quarter of 2015, partially offset by a change in their estimated useful lives.

Interest income. Interest income for the three months ended March 31, 2016 and 2015 was nominal and primarily related to interest earned on money market funds.

Interest expense. Interest expense for the three months ended March 31, 2015 consisted of interest expense resulting from installment payment obligations associated with intangible assets acquired during 2013. The payment obligation was satisfied in March 2015 and no further interest expense is being incurred.

Gain on contingency. Gain on contingency for the three months ended March 31, 2016 and 2015 of $2.0 million and $1.7 million, respectively, was due to contingent payments associated with the disposition of assets of our prior satellite business.

Other expense. Other expense for the three months ended March 31, 2016 and 2015 was due to losses on foreign currency transactions.

Income taxes. We recorded a tax provision of $4.1 million for the three months ended March 31, 2015 related to foreign taxes withheld on revenue generated from license agreements executed with third party licensees domiciled in a foreign jurisdiction. In general, foreign taxes withheld may be claimed as a deduction on future U.S. corporate income tax returns, or as a credit against future U.S. income tax liabilities, subject to certain limitations. However, due to uncertainty regarding our ability to utilize the deduction or credit resulting from the foreign withholding, we established a full valuation allowance against the related deferred tax asset at March 31, 2015.

We had no foreign taxes withheld during the three months ended March 31, 2016 and anticipate that we will not have a U.S. federal income tax liability for fiscal 2016.

Liquidity and Capital Resources

Overview. As of March 31, 2016, we had cash and cash equivalents of $169.9 million. Our primary expected cash needs for the next twelve months include ongoing operating costs associated with commercialization of our IP assets, expenses in connection with legal proceedings, expenses associated with researching new business opportunities and other general corporate purposes. We may also use our cash, and may incur debt or issue equity, to acquire or invest in other businesses or assets.

We believe our current balances of cash and cash equivalents and cash flows from operations will be adequate to meet our liquidity needs for the foreseeable future. Cash and cash equivalents in excess of our immediate needs are held in interest bearing accounts with financial institutions.

Cash Flows. The following table is provided to facilitate the discussion of our liquidity and capital resources for the three months ended March 31, 2016 and 2015 (in thousands):

	Three months ended March 31,
	2016	2015
Net cash provided by (used in):
Operating activities	$7,098	$2,938
Investing activities	395	(2,005)
Financing activities	(6)	(4,440)

Net increase (decrease) in cash and cash equivalents	7,487	(3,507)
Cash and cash equivalents – beginning of period	162,457	168,793

Cash and cash equivalents – end of period	$169,944	$165,286

The increase in cash and cash equivalents for the three months ended March 31, 2016 of $7.5 million was primarily due to $13.5 million of revenue generated by operations during the quarter and the receipt of a $0.4 million installment payment on notes receivable, partially offset by $6.4 million of general corporate expenditures.

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

For the three months ended March 31, 2016, the $7.1 million of cash provided by operating activities consisted primarily of revenue generated by operations of $13.5 million, partially offset by operating expenses of $8.6 million adjusted for various non-cash items including (i) $2.4 million of amortization expense associated with intangibles and (ii) $1.1 million of stock-based compensation expense, as well as a $1.2 million decrease in accounts payable, accrued expenses and other current/non-current liabilities.

For the three months ended March 31, 2015, the $2.9 million of cash provided by operating activities consisted primarily of revenue generated by operations during the period of $25.2 million and a $1.7 million gain on contingency, partially offset by operating expenses of $24.2 million adjusted for various non-cash items including (i) $3.6 million of amortization expense associated with patents and other intangibles, (ii) $0.6 million of stock-based compensation expense, (iii) $0.5 million of non-cash loss associated with the abandonment of patents, and (iv) $0.1 million of depreciation expense as well as (a) a $4.1 million payment of foreign withholding taxes, (b) a $0.4 net decrease in accounts payable and accrued expenses, and (c) a $0.3 million increase in prepaids and other current/non-current assets.

For the three months ended March 31, 2016, the $0.4 million of cash provided by investing activities was due to the receipt of an installment payment associated with the sale of the Provitro assets in 2015. For the three months ended March 31, 2015, the $2.0 million of cash used in investing activities was primarily due to the acquisition of intangible assets.

For the three months ended March 31, 2016, the $6,000 of cash utilized by financing activities relates to statutory taxes paid as a result of the vesting of restricted stock awards. For the three months ended March 31, 2015, the $4.4 million of cash used in financing activities primarily consisted of a $4.0 million payment of an accrued obligation associated with the 2013 purchase of intangible assets and a $0.4 million payment to acquire the minority partner’s interest in Provitro.

Contractual Obligations. We have contractual obligations under operating lease agreements for our main office in Kirkland, Washington and offices in Texas and Finland.

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

As of March 31, 2016, our cash and investment portfolio consisted of both cash and money market funds, with a fair value of $169.9 million. The primary objective of our investments in money market funds is to preserve principal, while optimizing returns and minimizing risk, and our policies require, at the time of purchase, that we make these investments in short-term, high rated securities. These securities have a current yield of less than 1%.

March 31, 2016 (in thousands)
Cash	$24,332
Money market funds	145,612

$169,944

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to our legal proceedings disclosures included under Part I, Item 3 of our 2015 Form 10-K other than the following update:

ContentGuard Enforcement Actions— ContentGuard continues to challenge the jury’s findings in the Google Litigation and Apple Litigation. Specifically, ContentGuard filed motions for judgments as a matter of law (“JMOL”) in both cases, seeking judicial reversal of the jury’s findings or new trials. On April 18, 2016, the federal district judge presiding over the Apple Litigation denied the JMOL motion in the Apple Litigation. Thereafter, ContentGuard filed notice of appeal with the federal circuit court, indicating its intent to appeal the district court judgment to the federal circuit court. Briefing on the ContentGuard appeal will continue through much of 2016. We cannot predict the outcome of any post-trial activities in the Google Litigation or Apple Litigation.

Item 1A. Risk Factors

There have been no material changes to our risk factor disclosures included under Part I, Item 1A of our 2015 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Class A common stock securities purchases described in the table below represent the withholding of restricted stock to satisfy tax withholding obligations upon the vesting of the related restricted stock.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
January 1 – January 31, 2016	—	$—	—	—
February 1 – February 29, 2016	11,728	0.5299	—	—
March 1 – March 31, 2016	—	—	—	—

	11,728	$0.5299	—	—

Item 6. Exhibits

Ex. 10.1*	Pendrell Corporation 2016 Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2016).

Ex. 31.1	Certification of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

Ex. 31.2	Certification of the principal accounting and financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

Ex. 32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

Ex. 101	The following financial information from Pendrell Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENDRELL CORPORATION (Registrant)

Date: April 29, 2016	By:	/S/ STEVEN A. EDNIE
Steven A. Ednie Vice President and Chief Financial Officer Principal Financial and Accounting Officer