Form 10-Q
period 2016-06-30
Pendrell Corp
filed 2016-07-22
CIK 1359555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of July 15, 2016, the registrant had 214,723,789 shares of Class A common stock and 53,660,000 shares of Class B convertible common stock outstanding.

PENDRELL CORPORATION

FORM 10-Q

For the three and six months ended June 30, 2016

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Pendrell Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$169,231	$162,457
Accounts receivable	30,003	87
Other receivables	1,580	1,329
Prepaid expenses and other current assets	466	384

Total current assets	201,280	164,257
Property in service – net of accumulated depreciation of $535 and $512, respectively	97	118
Non-current accounts receivable	16,502	—
Other assets	38	2,140
Intangible assets – net of accumulated amortization of $58,731 and $54,523, respectively	9,549	14,377

Total	$227,466	$180,892

LIABILITIES, SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTEREST
Current liabilities:
Accounts payable	$236	$140
Accrued expenses	6,830	4,292
Other liabilities	108	119

Total current liabilities	7,174	4,551
Other non-current liabilities	13,326	—

Total liabilities	20,500	4,551

Commitments and contingencies (Note 7)
Shareholders’ equity and noncontrolling interest:
Preferred stock, $0.01 par value, 75,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.01 par value, 900,000,000 shares authorized 272,281,335 and 271,879,107 shares issued, and 214,512,443 and 214,110,215 shares outstanding	2,148	2,144
Class B convertible common stock, $0.01 par value, 150,000,000 shares authorized, 84,663,382 shares issued and 53,660,000 shares outstanding	537	537
Additional paid-in capital	1,960,630	1,958,376
Accumulated deficit	(1,752,838)	(1,780,823)

Total Pendrell shareholders’ equity	210,477	180,234

Noncontrolling interest	(3,511)	(3,893)

Total shareholders’ equity and noncontrolling interest	206,966	176,341

Total	$227,466	$180,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue	$45,003	$2,147	$58,503	$27,392
Operating expenses:
Cost of revenues	17,972	942	17,972	10,054
Patent administration and related costs	232	682	594	1,809
Patent litigation	688	485	3,415	5,042
General and administrative	1,692	3,681	3,682	8,810
Stock-based compensation	939	789	2,051	1,437
Amortization of intangible assets	2,377	3,589	4,758	7,185

Total operating expenses	23,900	10,168	32,472	34,337

Operating income (loss)	21,103	(8,021)	26,031	(6,945)
Interest income	157	34	294	65
Interest expense	—	(1)	—	(42)
Gain on contingency	—	—	2,047	1,748
Other expense	(3)	(2)	(5)	(6)

Income (loss) before income taxes	21,257	(7,990)	28,367	(5,180)
Income tax expense	—	—	—	(4,125)

Net income (loss)	21,257	(7,990)	28,367	(9,305)
Net income (loss) attributable to noncontrolling interest	(163)	(432)	382	(1,188)

Net income (loss) attributable to Pendrell	$21,420	$(7,558)	$27,985	$(8,117)

Basic and diluted income (loss) per share attributable to Pendrell	$0.08	$(0.03)	$0.10	$(0.03)

Weighted average shares outstanding used to compute basic and diluted income (loss) per share	276,999,581	265,467,324	276,901,898	265,451,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(In thousands, except share data, unaudited)

	Common stock			Additional paid-in capital	Accumulated deficit	Shareholders’ equity	Noncontrolling interest	Total
	Class A shares	Class B shares	Amount

Balance, December 31, 2015	214,110,215	53,660,000	$2,681	$1,958,376	$(1,780,823)	$180,234	$(3,893)	$176,341
Class A common stock withheld at vesting to cover statutory tax obligations	(11,728)	—	—	(6)	—	(6)	—	(6)
Stock-based compensation and issuance of restricted stock, net of forfeitures	413,956	—	4	2,260	—	2,264	—	2,264
Net income	—	—	—	—	27,985	27,985	382	28,367

Balance, June 30, 2016	214,512,443	53,660,000	$2,685	$1,960,630	$(1,752,838)	$210,477	$(3,511)	$206,966

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Six months ended June 30,
	2016	2015
Operating activities:
Net income (loss) including noncontrolling interests	$28,367	$(9,305)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	2,051	1,437
Amortization of intangibles	4,758	7,185
Depreciation	29	233
Non-cash cost of patents monetized	—	139
Loss associated with the abandonment and/or disposition of patents	71	757
Other	—	43
Other changes in certain assets and liabilities:
Accounts receivable, current and non-current	(44,916)	(199)
Prepaid expenses and other current/non-current assets	(133)	(1,267)
Accounts payable	96	(164)
Accrued expenses and other current liabilities	2,739	(5,105)
Non-current liabilities	13,326	—

Net cash provided by (used in) operating activities	6,388	(6,246)

Investing activities:
Payment received on note receivable	400	—
Purchases of property and intangible assets	(8)	(2,011)

Net cash provided by (used in) investing activities	392	(2,011)

Financing activities:
Payment of statutory taxes for stock awards	(6)	(40)
Payment of accrued obligations for purchased intangible assets	—	(4,000)
Purchase of noncontrolling interest in Provitro Biosciences LLC	—	(400)

Net cash used in financing activities	(6)	(4,440)

Net increase (decrease) in cash and cash equivalents	6,774	(12,697)
Cash and cash equivalents – beginning of period	162,457	168,793

Cash and cash equivalents – end of period	$169,231	$156,096

Supplemental disclosures:
Income taxes paid	$—	$4,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Nature of Business

These condensed consolidated financial statements include the accounts of Pendrell Corporation (“Pendrell”) and its consolidated subsidiaries (collectively referred to as the “Company”). Since 2011, the Company’s strategy, through its consolidated subsidiaries, has been to invest in, acquire and develop businesses with unique technologies that are often protected by intellectual property (“IP”) rights, and that present the opportunity to address large, global markets. The Company’s subsidiaries focus on licensing the IP rights they hold to third parties and pursuing relevant product opportunities. The Company regularly evaluates its existing investments to determine whether retention or disposition is appropriate, and investigates new investment and business acquisition opportunities. From 2011 through 2015, the Company also advised clients on various IP strategies and transactions through its consulting subsidiary Ovidian Group LLC (“Ovidian”). As of December 31, 2015, the Company sold Ovidian for nominal consideration.

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

On an ongoing basis, the Company evaluates its estimates, including among others, those related to revenue share obligations for the purpose of determining our cost of revenue, the fair value of acquired intangible assets and goodwill, the useful lives and potential impairment of intangible assets and property and equipment, the value of stock awards for the purpose of determining stock-based compensation expense, accrued liabilities (including bonus accruals), valuation allowances related to the ability to realize deferred tax assets, allowances for doubtful receivables and certain tax liabilities. Estimates are based on historical experience and other factors, including the current economic environment as deemed appropriate under the circumstances. Estimates and assumptions are adjusted when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Any changes in estimates used to prepare these financial statements will be reflected in the financial statements in future periods.

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

Throughout the six months ended June 30, 2016, the FASB has issued a number of ASUs which provide further clarification to ASU No. 2014-09, Revenue (Topic 606): Revenue from Contracts with Customers, issued in May 2014, which supersedes existing revenue recognition guidance under GAAP. The core principle of ASU No. 2014-09 is to recognize as revenue the amount that an entity expects to be entitled for goods or services at the time the goods or services are transferred to customers. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of the amendments in ASU No. 2014-09 to the annual reporting period beginning after December 15, 2017, with early adoption permitted beginning January 1, 2017. The ASUs issued in 2016 related to ASU No. 2014-09 will become effective when the guidance in ASU No. 2014-09 becomes effective. The Company is continuing to assess the impact, if any, of implementing ASU No. 2014-09 and related ASUs and, at the current time, believes the future adoption of these ASUs will not have a material impact on its financial position, results of operations or cash flows.

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

In January 2015, the Company discontinued its efforts to commercialize the Provitro™ technology and in September 2015, the Company sold Provitro’s facility and related tangible assets for $2.0 million, resulting in a $0.7 million loss in the third quarter of the year ended December 31, 2015. The purchase price will be paid in installments of which $0.1 million was paid immediately, $0.4 million was received in January 2016 and $1.5 million is scheduled for payment within twelve months and is included in other current receivables at June 30, 2016.

4. Accounts Receivable (Current and Non-current)

Accounts receivable consists primarily of amounts billed to customers under licensing arrangements. Since 2011, the Company has not incurred any material losses on its accounts receivable. Based upon this historical collections experience and currently available information, the Company determined that no allowance for doubtful accounts was required at either June 30, 2016 or December 31, 2015.

Of the $30.0 million of current accounts receivable at June 30, 2016, the Company received $15.0 million in July 2016 and expects to receive an additional $15.0 million no later than July 2017. The Company expects to receive payment of approximately $15.8 million of its non-current accounts receivable in 2018 and the remainder in 2019.

5. Accrued expenses

The following table summarizes accrued expenses (in thousands):

	June 30, 2016	December 31, 2015
Accrued payroll and related expenses	$764	$1,742
Accrued legal, professional and other expenses	895	2,550
Accrued costs associated with patent monetization	5,171	—

	$6,830	$4,292

6. Other non-current liabilities

At June 30, 2016, other non-current liabilities, primarily consisting of revenue share obligations, are estimated to be payable as follows:

Fiscal 2017	$280
Fiscal 2018	5,281
Fiscal 2019	7,404
Fiscal 2020	361

$13,326

7. Commitments and Contingencies

Purchase and Lease Commitments—The Company has operating lease agreements for its offices in Kirkland, Washington and Finland. The Company terminated its lease for office space in Plano, Texas effective June 30, 2016.

Litigation—In the opinion of management, except for those matters described below and elsewhere in this report, to the extent so described, litigation, contingent liabilities and claims against the Company in the normal course of business are not expected to involve any judgments or settlements that would be material to the Company’s financial condition, results of operations or cash flows.

There have been no material changes to the legal proceedings disclosures included under Part I, Item 3 of the Company’s 2015 Form 10-K other than the following update, with capitalized terms having the meaning given to them in the Form 10-K:

ContentGuard Enforcement Actions—ContentGuard continues to challenge the jury’s findings in the Google Litigation and Apple Litigation. Specifically, ContentGuard filed motions for judgments as a matter of law (“JMOL”) in both cases, seeking judicial reversal of the jury’s findings or new trials. On April 18, 2016, the federal district judge presiding over the Apple Litigation denied the JMOL motion in the Apple Litigation. On July 9, 2016, the same judge denied the JMOL motion in the Google Litigation. ContentGuard appealed the judge’s ruling in the Apple Litigation to the federal circuit court and filed its opening appeal brief on June 27, 2016. ContentGuard also plans to appeal the judge’s ruling in the Google Litigation. Briefing in both cases will continue through much of 2016, with decisions likely sometime in 2017. The Company cannot predict the outcome of any post-trial activities in the Google Litigation or Apple Litigation.

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

Stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Stock options	$376	$558	$857	$1,020
Restricted stock awards	563	231	1,194	417

Total stock-based compensation expense	$939	$789	$2,051	$1,437

Stock Options—The Company’s stock option activity for the six months ended June 30, 2016 is summarized as follows:

	Number of shares of Class A common stock underlying options	Weighted average exercise price
Outstanding – December 31, 2015	17,317,232	$1.62
Forfeited	(2,228,581)	$1.86

Outstanding – June 30, 2016	15,088,651	$1.59

Exercisable – June 30, 2016	8,333,683	$1.77

Vested and expected to vest – June 30, 2016	14,513,400	$1.58

Restricted Stock—The Company’s restricted stock activity for six months ended June 30, 2016 is summarized as follows:

	Number of shares of Class A common stock underlying restricted stock awards	Weighted average fair value per share
Unvested – December 31, 2015	10,530,638	$0.84
Granted (1)	413,956	$0.52
Vested	(1,454,331)	$1.14
Forfeited	(625)	$0.79

Unvested – June 30, 2016	9,489,638	$0.84

(1)	Represents shares issued to the Company’s Board of Directors as compensation for service. These awards have a grant date fair value of $0.2 million and vest upon issuance.

9. Gain on Contingency

During 2012, as part of the Company’s exit from the satellite business, the Company sold its partially completed medium earth orbit satellites, related equipment, and contracts. The Company received the first of three scheduled payments for these assets in March 2015, resulting in the recognition of a $1.7 million gain on contingency in the six months ended June 30, 2015. The Company received the second scheduled payment in September 2015, resulting in the recognition of an additional $2.2 million gain on contingency in the third quarter of 2015. The Company received the final scheduled payment in April 2016, resulting in the recognition of a $2.0 million gain on contingency in the six months ended June 30, 2016.

At December 31, 2015, due to the uncertainty of collecting the third scheduled payment, the Company did not recognize in its 2015 financial statements the gain generated from the April 2016 receipt of the third scheduled payment.

10. Income Taxes

The Company recorded a tax provision of $4.1 million for the six months ended June 30, 2015 related to foreign taxes withheld on revenue generated from license agreements executed with third party licensees domiciled in a foreign jurisdiction. In general, foreign taxes withheld may be claimed as a deduction on future U.S. corporate income tax returns, or as a credit against future U.S. income tax liabilities, subject to certain limitations. However, due to uncertainty regarding the Company’s ability to utilize the deduction or credit resulting from the foreign withholding, the Company established a full valuation allowance against the related deferred tax asset at June 30, 2015.

The Company had no foreign taxes withheld during the six months ended June 30, 2016 and anticipates that it will not have a U.S. federal income tax liability for fiscal 2016 due to available tax loss carryforwards.

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

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Net income (loss) attributable to Pendrell	$21,420	$(7,558)	$27,985	$(8,117)

Weighted average common shares outstanding	268,172,443	266,499,739	268,074,561	266,494,342
Less: weighted average unvested restricted stock awards	(662,500)	(1,032,415)	(796,109)	(1,043,082)

Shares used for computation of basic income (loss) per share	267,509,943	265,467,324	267,278,452	265,451,260
Add back: weighted average unvested restricted stock awards and units	9,489,638	—	9,623,446	—

Shares used for computation of diluted income (loss) per share (1)	276,999,581	265,467,324	276,901,898	265,451,260

Basic and diluted income (loss) per share attributable to Pendrell	$0.08	$(0.03)	$0.10	$(0.03)

(1)	Stock options, stock appreciation rights, restricted stock awards and units totaling 15,088,651 and 38,517,160 for the three and six months ended June 30, 2016 and 2015, respectively, were excluded from the calculation of diluted income (loss) per share as their inclusion was anti-dilutive.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

For the past five years we invested in and acquired IP rights, and we continue to monetize those IP rights. For example, during the second quarter of 2016, we licensed our memory and storage patents to Toshiba Corporation to permit the manufacture and distribution of embedded Multimedia Cards (eMMC) and secure digital memory cards (SD Cards). The license covers more than 160 patents and patents pending, and enables Toshiba to use both standards essential and implementation technologies. With the Toshiba license concluded, we have completed four license agreements with manufacturers of memory and storage devices since acquiring the bulk of our memory and storage patent portfolio from Nokia in 2013. We believe the pace at which we have concluded these licenses reflects the importance of our inventions, our leadership in the development of breakthrough next-generation memory solutions, and our commitment to entering into licenses on a reasonable and non-discriminatory basis.

In addition to granting licenses, we continue to pursue recovery from companies that have not licensed our IP rights while, we believe, incorporating our inventions into their consumer products. Our efforts include, but are not limited to, our continued prosecution of the Google Litigation and our appeal to the federal circuit court in the Apple Litigation.

While we continue to monetize our IP assets, our primary focus has shifted to identifying and evaluating new business opportunities. We have not limited our evaluation to a specific industry or segment. Instead, we are evaluating opportunities across a number of industries that we believe may provide us with more reliable cash flow and greater potential for growth. We evaluated several potential strategic acquisitions and partnerships during the quarter, but did not complete an acquisition.

The closing bid price of our Class A common stock price remains below the $1.00 price required by NASDAQ’s continued listing requirements and must be remediated prior to October 31, 2016 for continued listing. To address this stock price deficiency, at our annual meeting of shareholders on July 7, 2016, our shareholders approved a reverse split of our issued and outstanding shares of Class A common stock and Class B common stock at a ratio of between 1-for-3 and 1-for-10. Our Board of Directors will set the ratio for the reverse stock split at any whole number within the range sometime before September 30, 2016.

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

New Accounting Pronouncements

See Note 2 – Basis of Presentation of the Notes to the Condensed Consolidated Financial Statements.

Results of Operations

The following table is provided to facilitate the discussion of our results of operations for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue	$45,003	$2,147	$58,503	$27,392
Cost of revenues	17,972	942	17,972	10,054
Patent administration and related costs	232	682	594	1,809
Patent litigation	688	485	3,415	5,042
General and administrative	1,692	3,681	3,682	8,810
Stock-based compensation	939	789	2,051	1,437
Amortization of intangible assets	2,377	3,589	4,758	7,185
Interest income	157	34	294	65
Interest expense	—	1	—	42
Gain on contingency	—	—	2,047	1,748
Other expense	3	2	5	6
Income tax expense	—	—	—	4,125

Revenue. Revenue of $45.0 million for the three months ended June 30, 2016 increased by $42.9 million, as compared to $2.1 million for the three months ended June 30, 2015. Revenue of $58.5 million for the six months ended June 30, 2016 increased by $31.1 million, or 114%, as compared to $27.4 million for the six months ended June 30, 2015. The increase for both the three and six months was primarily due to larger licensing transactions during the three and six months ended June 30, 2016 as compared to 2015.

Cost of revenues. Cost of revenues of $18.0 million for the three months ended June 30, 2016 increased by $17.1 million, as compared to $0.9 million for the three months ended June 30, 2015. Cost of revenues of $18.0 million for the six months ended June 30, 2016 increased by $7.9 million, or 79%, as compared to $10.1 million for the six months ended June 30, 2015. The increase for both the three and six months was primarily due to higher revenue share obligations associated with revenue for the three and six months ended June 30, 2016 as compared to 2015.

Patent administration and related costs. Patent administration and related costs of $0.2 million for the three months ended June 30, 2016 decreased by $0.5 million, or 66%, as compared to $0.7 million for the three months ended June 30, 2015. Patent administration and related costs of $0.6 million for the six months ended June 30, 2016 decreased by $1.2 million, or 67%, as compared to $1.8 million for the six months ended June 30, 2015. The decrease for both the three and six months was primarily due to a $0.2 million and $0.7 million, respectively, decrease in the cost of patents abandoned as well as a reduction in patent maintenance and prosecution costs resulting from the abandonment of certain patents and applications during 2016 and throughout 2015 that were not part of existing licensing programs.

Patent litigation. Patent litigation expenses of $0.7 million for the three months ended June 30, 2016 increased by $0.2 million, or 42%, as compared to $0.5 million for the three months ended June 30, 2015. This increase was primarily due to costs incurred in 2016 to pursue enforcement actions against certain companies with whom we have been unable to secure negotiated licenses. Patent litigation expenses for the three months ended June 30, 2015 were related to the ContentGuard litigation.

Patent litigation expenses of $3.4 million for the six months ended June 30, 2016 decreased by $1.6 million, or 32%, as compared to $5.0 million for the six months ended June 30, 2015. The higher patent litigation expenses in the first six months of 2015 included costs incurred by our subsidiary, ContentGuard, in its litigation efforts against Amazon, Apple, Google, HTC, Huawei, Motorola Mobility and Samsung as it prepared for its March 2015 claim construction hearing and jury trials in September 2015 and November 2015. Patent litigation expenses for the six months ended June 30, 2016 include costs and fees associated with our settlement and license agreement with DirecTV and costs incurred to pursue enforcement actions against certain companies with whom we have been unable to secure negotiated licenses.

General and administrative. General and administrative expenses of $1.7 million for the three months ended June 30, 2016 decreased by $2.0 million, or 54%, as compared to $3.7 million for the three months ended June 30, 2015. The decrease was primarily due to (i) $1.2 million reduction in employment expenses resulting from a lower headcount, (ii) $0.2 million reduction in expenses associated with Provitro, (iii) $0.2 million reduction in facilities costs and $0.1 million decrease in depreciation expense due to the closure of office locations, and (iv) $0.3 million reduction in professional fees and other expenses.

General and administrative expenses of $3.7 million for the six months ended June 30, 2016 decreased by $5.1 million, or 58%, as compared to $8.8 million for the six months ended June 30, 2015. The decrease was primarily due to (i) $3.7 million reduction in employment expenses resulting from a lower headcount, (ii) $0.5 million reduction in expenses associated with Provitro, (iii) $0.3 million reduction in facilities costs and $0.2 million decrease in depreciation expense due to the closure of office locations, and (iv) $0.4 million reduction in professional fees and other expenses.

Stock-based compensation. Stock-based compensation of $0.9 million for the three months ended June 30, 2016 increased by $0.1 million, or 19%, as compared to $0.8 million for the three months ended June 30, 2015. Stock-based compensation of $2.1 million for the six months ended June 30, 2016 increased by $0.7 million, or 43%, as compared to $1.4 million for the six months ended June 30, 2015. The increase for both the three and six months was primarily due to expense associated with awards issued in June 2015 to our CEO.

Amortization of intangible assets. Amortization of intangible assets of $2.4 million for the three months ended June 30, 2016 decreased by $1.2 million, or 34%, as compared to $3.6 million for the three months ended June 30, 2015. Amortization of intangible assets of $4.8 million for the six months ended June 30, 2016 decreased by $2.4 million, or 34%, as compared to $7.2 million for the six months ended June 30, 2015. The decrease for both the three and six months was primarily due to a reduction in value of our intangible assets due to their impairment during the fourth quarter of 2015, partially offset by a change in their estimated useful lives.

Interest income. Interest income for the three and six months ended June 30, 2016 and 2015 was nominal and primarily related to interest earned on money market funds.

Interest expense. Interest expense for the three and six months ended June 30, 2015 consisted of interest expense resulting from installment payment obligations associated with intangible assets acquired during 2013. The payment obligation was satisfied in March 2015 and no further interest expense is being incurred.

Gain on contingency. Gain on contingency for the six months ended June 30, 2016 and 2015 of $2.0 million and $1.7 million, respectively, was due to the receipt of contingent payments associated with the disposition of assets of our prior satellite business.

Other expense. Other expense for the three and six months ended June 30, 2016 and 2015 was due to losses on foreign currency transactions.

Income tax expense. We recorded a tax provision of $4.1 million for the six months ended June 30, 2015 related to foreign taxes withheld on revenue generated from license agreements executed with third party licensees domiciled in a foreign jurisdiction. In general, foreign taxes withheld may be claimed as a deduction on future U.S. corporate income tax returns, or as a credit against future U.S. income tax liabilities, subject to certain limitations. However, due to uncertainty regarding our ability to utilize the deduction or credit resulting from the foreign withholding, we established a full valuation allowance against the related deferred tax asset at June 30, 2015.

We had no foreign taxes withheld during the six months ended June 30, 2016 and anticipate that we will not have a U.S. federal income tax liability for fiscal 2016 due to available tax loss carryforwards.

Liquidity and Capital Resources

Overview. As of June 30, 2016, we had cash and cash equivalents of $169.2 million. Our primary expected cash needs for the next twelve months include ongoing operating costs associated with commercialization of our IP assets, expenses in connection with legal proceedings, expenses associated with researching new business opportunities and other general corporate purposes. We may also use our cash, and may incur debt or issue equity, to acquire or invest in other businesses or assets.

We believe our current balances of cash and cash equivalents and cash flows from operations will be adequate to meet our liquidity needs for the foreseeable future. Cash and cash equivalents in excess of our immediate needs are held in interest bearing accounts with financial institutions.

Cash Flows. The following table is provided to facilitate the discussion of our liquidity and capital resources for the six months ended June 30, 2016 and 2015 (in thousands):

	Six months ended June 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$6,388	$(6,246)
Investing activities	392	(2,011)
Financing activities	(6)	(4,440)

Net increase (decrease) in cash and cash equivalents	6,774	(12,697)
Cash and cash equivalents – beginning of period	162,457	168,793

Cash and cash equivalents – end of period	$169,231	$156,096

The increase in cash and cash equivalents for the six months ended June 30, 2016 of $6.8 million was primarily due to $13.6 million of collected revenue, $2.0 million received from the disposition of assets associated with our former satellite business and the receipt of a $0.4 million installment payment on notes receivable, partially offset by $9.2 million of general corporate expenditures.

The decrease in cash and cash equivalents for the six months ended June 30, 2015 of $12.7 million was primarily due to $30.0 million of general corporate expenditures, a $4.1 million payment of foreign withholding taxes, a $4.0 million payment of an accrued obligation associated with the 2013 acquisition of our memory and storage technologies portfolio and a $2.0 million acquisition of intangible assets partially offset by revenue generated by operations of $27.4 million.

For the six months ended June 30, 2016, the $6.4 million of cash generated by operating activities consisted primarily of revenue generated by operations of $58.5 million and $2.0 million received from the disposition of assets associated with our former satellite business, partially offset by a $44.9 million increase in accounts receivable and operating expenses of $32.5 million adjusted for various non-cash items including (i) $4.8 million of amortization expense associated with intangibles and (ii) $2.1 million of stock-based compensation expense, as well as a $16.2 million increase in accounts payable, accrued expenses and other current/non-current liabilities.

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

For the six months ended June 30, 2016, the $0.4 million of cash provided by investing activities was due to the receipt of an installment payment associated with the sale of the Provitro assets in 2015. For the six months ended June 30, 2015, the $2.0 million of cash used in investing activities was primarily due to the acquisition of intangible assets.

For the six months ended June 30, 2016, the $6,000 of cash utilized by financing activities relates to statutory taxes paid as a result of the vesting of restricted stock awards. For the six months ended June 30, 2015, the $4.4 million of cash used in financing activities consisted primarily of a $4.0 million payment of an accrued obligation associated with the 2013 purchase of intangible assets and a $0.4 million payment to acquire the minority partner’s interest in Provitro.

Contractual Obligations. We have contractual obligations under operating lease agreements for our offices in Kirkland, Washington and Finland. We terminated our lease for office space in Plano, Texas effective June 30, 2016.

Risks and Uncertainties

Certain risks and uncertainties that could materially affect our future results of operations or liquidity are discussed under “Part II—Other Information, Item 1A. Risk Factors” in this quarterly report.

Inflation

The impact of inflation on our condensed consolidated financial condition and results of operations was not significant during any of the periods presented.

Off-Balance Sheet Arrangements

Other than as disclosed above under “Contractual Obligations,” we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations or cash flows that are material to investors.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have assessed our vulnerability to certain market risks, including interest rate risk associated with our accounts receivable, accounts payable, other liabilities, and cash and cash equivalents and foreign currency risk associated with our cash held in foreign currencies.

As of June 30, 2016, our cash and investment portfolio consisted of both cash and money market funds, with a fair value of $169.2 million. The primary objective of our investments in money market funds is to preserve principal, while optimizing returns and minimizing risk, and our policies require, at the time of purchase, that we make these investments in short-term, high rated securities. These securities have a current yield of less than 1%.

June 30, 2016 (in thousands)
Cash	$23,466
Money market funds	145,765

$169,231

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 7 – Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors

There have been no material changes to our risk factor disclosures included under Part I, Item 1A of our 2015 Form 10-K.

Item 6.	Exhibits

Ex. 31.1	Certification of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

Ex. 31.2	Certification of the principal accounting and financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

Ex. 32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

Ex. 101	The following financial information from Pendrell Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENDRELL CORPORATION (Registrant)

Date: July 22, 2016	By:	/S/ STEVEN A. EDNIE
Steven A. Ednie Vice President and Chief Financial Officer Principal Financial and Accounting Officer