Form 10-Q
period 2016-09-30
Pendrell Corp
filed 2016-10-28
CIK 1359555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

As of October 21, 2016, the registrant had 21,491,373 shares of Class A common stock and 5,366,000 shares of Class B convertible common stock outstanding.

PENDRELL CORPORATION

FORM 10-Q

For the three and nine months ended September 30, 2016

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Pendrell Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$176,307	$162,457
Accounts receivable	15,002	87
Other receivables	683	1,329
Prepaid expenses and other current assets	351	384
Total current assets	192,343	164,257
Property in service – net of accumulated depreciation of $521 and $512, respectively	84	118
Non-current accounts receivable	16,502	—
Other assets	29	2,140
Intangible assets – net of accumulated amortization of $60,630 and $54,523, respectively	7,134	14,377
Total	$216,092	$180,892
LIABILITIES, SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTEREST
Current liabilities:
Accounts payable	$106	$140
Accrued expenses	5,414	4,292
Other liabilities	101	119
Total current liabilities	5,621	4,551
Other non-current liabilities	8,185	—
Total liabilities	13,806	4,551
Commitments and contingencies (Note 7)
Shareholders’ equity and noncontrolling interest:
Preferred stock, $0.01 par value, 75,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.01 par value, 900,000,000 shares authorized 27,252,700 and 27,187,911 shares issued, and 21,475,812 and 21,410,896 shares outstanding	2,151	2,144
Class B convertible common stock, $0.01 par value, 150,000,000 shares authorized, 8,466,338 shares issued and 5,366,000 shares outstanding	537	537
Additional paid-in capital	1,961,288	1,958,376
Accumulated deficit	(1,758,092)	(1,780,823)
Total Pendrell shareholders’ equity	205,884	180,234
Noncontrolling interest	(3,598)	(3,893)
Total shareholders’ equity and noncontrolling interest	202,286	176,341
Total	$216,092	$180,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue	$—	$15,465	$58,503	$42,857
Operating expenses:
Cost of revenues	—	87	17,972	10,141
Patent administration and related costs	180	441	774	2,250
Patent litigation	308	7,080	3,723	12,122
General and administrative	2,052	4,573	5,734	13,383
Stock-based compensation	588	1,834	2,639	3,271
Amortization of intangible assets	2,373	3,579	7,131	10,764
Total operating expenses	5,501	17,594	37,973	51,931
Operating income (loss)	(5,501)	(2,129)	20,530	(9,074)
Interest income	163	36	457	101
Interest expense	—	—	—	(42)
Gain on contingency	—	2,226	2,047	3,974
Other expense	(3)	(6)	(8)	(12)
Income (loss) before income taxes	(5,341)	127	23,026	(5,053)
Income tax expense	—	—	—	(4,125)
Net income (loss)	(5,341)	127	23,026	(9,178)
Net income (loss) attributable to noncontrolling interest	(87)	126	295	(1,062)
Net income (loss) attributable to Pendrell	$(5,254)	$1	$22,731	$(8,116)
Basic income (loss) per share attributable to Pendrell (1)	$(0.20)	$—	$0.85	$(0.31)
Diluted income (loss) per share attributable to Pendrell (1)	$(0.20)	$—	$0.82	$(0.31)
Weighted average shares outstanding used to compute basic income (loss) per share	26,778,453	26,575,282	26,744,837	26,555,618
Weighted average shares outstanding used to compute diluted income (loss) per share	26,778,453	26,575,282	27,691,863	26,555,618

(1)	Per share amounts for the three months ended September 30, 2015 are less than $0.01.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(In thousands, except share data, unaudited)

	Common stock
	Class A shares	Class B shares	Amount	Additional paid-in capital	Accumulated deficit	Shareholders’ equity	Noncontrolling interest	Total
Balance, December 31, 2015	21,410,896	5,366,000	$2,681	$1,958,376	$(1,780,823)	$180,234	$(3,893)	$176,341
Class A common stock withheld at vesting to cover statutory tax obligations	(6,352)	—	—	(40)	—	(40)	—	(40)
Stock-based compensation and issuance of restricted stock, net of forfeitures	71,268	—	7	2,952	—	2,959	—	2,959
Net income	—	—	—	—	22,731	22,731	295	23,026
Balance, September 30, 2016	21,475,812	5,366,000	$2,688	$1,961,288	$(1,758,092)	$205,884	$(3,598)	$202,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Nine months ended September 30,
	2016	2015
Operating activities:
Net income (loss) including noncontrolling interests	$23,026	$(9,178)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	2,639	3,271
Amortization of intangibles	7,131	10,764
Depreciation	41	326
Non-cash cost of patents monetized	—	139
Loss associated with the abandonment and/or disposition of patents	112	869
Loss on the disposition of property	—	981
Other	5	41
Other changes in certain assets and liabilities:
Accounts receivable, current and non-current	(29,915)	(42)
Prepaid expenses and other current/non-current assets	(12)	(1,298)
Accounts payable	(34)	(7)
Accrued expenses and other current liabilities	1,424	(4,775)
Non-current liabilities	8,185	—
Net cash provided by operating activities	12,602	1,091
Investing activities:
Payment received on note receivable	1,300	—
Purchases of property and intangible assets	(12)	(2,049)
Proceeds associated with the disposition of property	—	103
Net cash provided by (used in) investing activities	1,288	(1,946)
Financing activities:
Proceeds from exercise of stock options	—	219
Payment of statutory taxes for stock awards	(40)	(140)
Payment of accrued obligations for purchased intangible assets	—	(4,000)
Purchase of noncontrolling interest in Provitro Biosciences LLC	—	(400)
Net cash used in financing activities	(40)	(4,321)
Net increase (decrease) in cash and cash equivalents	13,850	(5,176)
Cash and cash equivalents – beginning of period	162,457	168,793
Cash and cash equivalents – end of period	$176,307	$163,617
Supplemental disclosures:
Income taxes paid	$—	$4,125
Supplemental disclosure of non-cash activities:
Note receivable for disposition of property	—	1,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Nature of Business

These condensed consolidated financial statements include the accounts of Pendrell Corporation (“Pendrell”) and its consolidated subsidiaries (collectively referred to as the “Company”). Since 2011, the Company’s strategy, through its consolidated subsidiaries, has been to invest in, acquire and develop businesses with unique technologies that are often protected by intellectual property (“IP”) rights, and that present the opportunity to address large, global markets. The Company’s subsidiaries focus on licensing the IP rights they hold to third parties. The Company regularly evaluates its existing investments to determine whether retention or disposition is appropriate, and investigates new investment and business acquisition opportunities. From 2011 through 2015, the Company also advised clients on various IP strategies and transactions through its consulting subsidiary Ovidian Group LLC (“Ovidian”). As of December 31, 2015, the Company sold Ovidian for nominal consideration.

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

Capital Structure Change—At the Company’s annual meeting of shareholders on July 7, 2016, the Company’s shareholders approved a reverse split (the “Reverse Stock Split”) of the Company’s issued and outstanding shares of Class A common stock and Class B common stock within a range of one share of common stock for every three shares of common stock (1-for-3) to one share of common stock for every ten shares of common stock (1-for-10), with the exact Reverse Stock Split ratio to be set within this range as determined by the Company’s board of directors in its sole discretion. On September 20, 2016, the Company’s board of directors fixed the Reverse Stock Split ratio at 1-for-10. As a result of the Reverse Stock Split, the share counts and per share data reported in the historical financial statements have been adjusted retrospectively as if the Reverse Stock Split had been in effect for all periods presented.  Additionally, the exercise prices and the number of shares issuable under the Company’s stock-based compensation plans have been adjusted retrospectively to reflect the Reverse Stock Split.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows including: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon bonds; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. Compliance with this ASU is required for annual periods beginning after December 15, 2017, and interim periods therein. Early adoption is permitted. The adoption of this ASU during the nine months ended September 30, 2016 did not have an impact on the Company’s financial position, results of operations or cash flows.

Throughout the nine months ended September 30, 2016, the FASB has issued a number of ASUs which provide further clarification to ASU No. 2014-09, Revenue (Topic 606): Revenue from Contracts with Customers, issued in May 2014, which supersedes existing revenue recognition guidance under GAAP. The core principle of ASU No. 2014-09 is to recognize as revenue the amount that an entity expects to be entitled for goods or services at the time the goods or services are transferred to customers. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of the amendments in ASU No. 2014-09 to the annual reporting period beginning after December 15, 2017, with early adoption permitted beginning January 1, 2017. The ASUs issued in 2016 related to ASU No. 2014-09 will become effective when the guidance in ASU No. 2014-09 becomes effective. The Company is continuing to assess the impact, if any, of implementing ASU No. 2014-09 and related ASUs and, at the current time, believes the future adoption of these ASUs will not have a material impact on its financial position, results of operations or cash flows.

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

In January 2015, the Company discontinued its efforts to commercialize the Provitro™ technology and in September 2015, the Company sold Provitro’s facility and related tangible assets for $2.0 million, resulting in a $0.7 million loss in the third quarter of the year ended December 31, 2015.  The purchase price will be paid in installments of which $0.1 million was paid immediately, $0.4 million was received in January 2016, $0.9 million was received in August 2016 and $0.6 million is scheduled for payment within twelve months and is included in other current receivables at September 30, 2016.

4. Accounts Receivable (Current and Non-current)

Accounts receivable consists primarily of amounts billed to customers under licensing arrangements. Since 2011, the Company has not incurred any material losses on its accounts receivable. Based upon this historical collections experience and currently available information, the Company determined that no allowance for doubtful accounts was required at either September 30, 2016 or December 31, 2015.

The Company expects to receive the $15.0 million of current accounts receivable at September 30, 2016 no later than July 2017.  The Company expects to receive payment of approximately $15.8 million of its non-current accounts receivable in 2018 and the remainder in 2019.

5. Accrued expenses

The following table summarizes accrued expenses (in thousands):

	September 30, 2016	December 31, 2015
Accrued payroll and related expenses	$651	$1,742
Accrued legal, professional and other expenses	451	2,550
Accrued costs associated with patent monetization	4,312	—
	$5,414	$4,292

6. Other non-current liabilities

At September 30, 2016, other non-current liabilities, primarily consisting of revenue share obligations, are estimated to be payable as follows (in thousands):

Fiscal 2017	$280
Fiscal 2018	7,514
Fiscal 2019	391
$8,185

7. Commitments and Contingencies

Purchase and Lease Commitments— The Company has operating lease agreements for its offices in Kirkland, Washington and Finland.  The Company terminated its lease for office space in Plano, Texas effective June 30, 2016.

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

ContentGuard Enforcement Actions— ContentGuard continues to challenge the juries’ findings in the Google Litigation and Apple Litigation. Specifically, ContentGuard filed motions for judgments as a matter of law (“JMOL”) in both cases, seeking judicial reversal of the juries’ findings or new trials. On April 18, 2016, the federal district judge presiding over the Apple Litigation denied the JMOL motion in the Apple Litigation. On July 9, 2016, the same judge denied the JMOL motion in the Google Litigation. ContentGuard appealed both rulings to the federal circuit court and filed its opening appeal briefs on June 27, 2016 in the Apple Litigation and October 11, 2016 in the Google Litigation. Briefing in both cases will continue through much of 2016, with decisions likely sometime in 2017. The Company cannot predict the outcome of any post-trial activities in the Google Litigation or Apple Litigation.

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

Stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Stock options	$93	$835	$951	$1,855
Restricted stock awards	495	999	1,688	1,416
Total stock-based compensation expense	$588	$1,834	$2,639	$3,271

Stock Options—The Company’s stock option activity for the nine months ended September 30, 2016 is summarized as follows:

	Number of shares of Class A common stock underlying options	Weighted average exercise price
Outstanding – December 31, 2015	1,731,723	$16.21
Forfeited	(275,108)	$17.54
Outstanding – September 30, 2016	1,456,615	$15.96
Exercisable – September 30, 2016	948,383	$17.15
Vested and expected to vest – September 30, 2016	1,407,453	$15.92

Restricted Stock—The Company’s restricted stock activity for nine months ended September 30, 2016 is summarized as follows:

	Number of shares of Class A common stock underlying restricted stock awards	Weighted average fair value per share
Unvested – December 31, 2015	1,053,064	$8.40
Granted (1)	62,530	$5.12
Vested	(185,308)	$10.83
Forfeited	(39,531)	$10.32
Unvested – September 30, 2016	890,755	$8.23

(1)	Represents shares issued to the Company’s Board of Directors as compensation for service. These awards have a grant date fair value of $0.3 million and vest upon issuance.

9. Gain on Contingency

During 2012, as part of the Company’s exit from the satellite business, the Company sold its partially completed medium earth orbit satellites, related equipment, and contracts. The Company received the first of three scheduled payments for these assets in March 2015, resulting in the recognition of a $1.7 million gain on contingency. The Company received the second scheduled payment in September 2015, resulting in the recognition of an additional $2.2 million gain on contingency in the third quarter of 2015, or a total of $3.9 million for the nine months ended September 30, 2015.

The Company received the final scheduled payment in April 2016, resulting in the recognition of a $2.0 million gain on contingency in the nine months ended September 30, 2016.

At December 31, 2015, due to the uncertainty of collecting the third scheduled payment, the Company did not recognize in its 2015 financial statements the gain generated from the April 2016 receipt of the third scheduled payment.

10. Income Taxes

The Company recorded a tax provision of $4.1 million for the nine months ended September 30, 2015 related to foreign taxes withheld on revenue generated from license agreements executed with third party licensees domiciled in a foreign jurisdiction. In general, foreign taxes withheld may be claimed as a deduction on future U.S. corporate income tax returns, or as a credit against future U.S. income tax liabilities, subject to certain limitations. However, due to uncertainty regarding the Company’s ability to utilize the deduction or credit resulting from the foreign withholding, the Company established a full valuation allowance against the related deferred tax asset at September 30, 2015.

The Company had no foreign taxes withheld during the nine months ended September 30, 2016 and anticipates that it will not have a U.S. federal income tax liability for fiscal 2016 due to available tax loss carryforwards.

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

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income (loss) attributable to Pendrell	$(5,254)	$1	$22,731	$(8,116)
Weighted average common shares outstanding	26,838,073	26,757,279	26,817,736	26,686,107
Less: weighted average unvested restricted stock awards	(59,620)	(181,997)	(72,899)	(130,489)
Shares used for computation of basic income (loss) per share	26,778,453	26,575,282	26,744,837	26,555,618
Add back: weighted average unvested restricted stock awards and units	—	—	947,026	—
Shares used for computation of diluted income (loss) per share (1)	26,778,453	26,575,282	27,691,863	26,555,618
Basic income (loss) per share attributable to Pendrell (2)	$(0.20)	$—	$0.85	$(0.31)
Diluted income (loss) per share attributable to Pendrell (2)	$(0.20)	$—	$0.82	$(0.31)

(1)

Stock options, stock appreciation rights, restricted stock awards and units totaling 2,347,370 and 1,456,615 for the three and nine months ended September 30, 2016, respectively, and 3,985,664 for both the three and nine months ended September 30, 2015, were excluded from the calculation of diluted income (loss) per share as their inclusion was anti-dilutive.

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

Overview

For the past five years, we invested in and acquired IP rights, and we continue to monetize those IP rights. During the first half of 2016 we entered into licensing agreements with DirecTV and Toshiba Corporation which permitted both companies to use subsets of our IP in their ongoing development, manufacturing and distribution of products and services. We believe these licenses and our ongoing negotiations with other prospective licensees reflect the importance of our inventions and our commitment to licensing our IP on fair and reasonable terms.

Additionally, we continue to pursue recovery from companies that have not licensed our IP rights while, we believe, incorporating our inventions into their consumer products.  Our efforts include, but are not limited to, our appeals to the federal circuit court in the Apple Litigation and the Google Litigation.

In addition to our ongoing IP monetization activities, we continue to identify and evaluate new business opportunities that offer the potential for more reliable cash flow and greater growth potential. Cash flow from our existing licenses and our reduced overhead costs allow us to be thoughtful and measured in our evaluation of these opportunities.

Prior to October 1, 2016, the closing bid price of our Class A common stock price remained below the $1.00 price required by NASDAQ’s continued listing requirements.  For continued listing, the stock price deficiency was required to be remediated prior to October 31, 2016. To address this stock price deficiency, we completed a 1-for-10 reverse stock split on September 30, 2016.  As a result of the reverse stock split, our share count, per share data and price per share reported in this quarterly report on Form 10-Q have been adjusted retrospectively as if the reverse stock split had been in effect for all periods presented.

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

New Accounting Pronouncements

See Note 2 – Basis of Presentation of the Notes to the Condensed Consolidated Financial Statements.

Results of Operations

The following table is provided to facilitate the discussion of our results of operations for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue	$—	$15,465	$58,503	$42,857
Cost of revenues	—	87	17,972	10,141
Patent administration and related costs	180	441	774	2,250
Patent litigation	308	7,080	3,723	12,122
General and administrative	2,052	4,573	5,734	13,383
Stock-based compensation	588	1,834	2,639	3,271
Amortization of intangible assets	2,373	3,579	7,131	10,764
Interest income	163	36	457	101
Interest expense	—	—	—	42
Gain on contingency	—	2,226	2,047	3,974
Other expense	3	6	8	12
Income tax expense	—	—	—	4,125

Revenue. No revenue was generated during the three months ended September 30, 2016 as compared to $15.5 million for the three months ended September 30, 2015, as no licensing transactions or other patent monetization activity was consummated during the three months ended September 30, 2016.

Revenue of $58.5 million for the nine months ended September 30, 2016 increased by $15.6 million, or 37%, as compared to $42.9 million for the nine months ended September 30, 2015. The increase for the nine months was primarily due to larger licensing transactions during the nine months ended September 30, 2016 as compared to 2015.

Cost of revenues. No cost of revenues was incurred for the three months ended September 30, 2016 as compared to $0.1 million for the three months ended September 30, 2015. Cost of revenues of $18.0 million for the nine months ended September 30, 2016 increased by $7.9 million, or 77%, as compared to $10.1 million for the nine months ended September 30, 2015.  The increase for the nine months was primarily due to higher revenue share obligations associated with revenue for the nine months ended September 30, 2016 as compared to 2015.

Patent administration and related costs. Patent administration and related costs of $0.2 million for the three months ended September 30, 2016 decreased by $0.2 million, or 59%, as compared to $0.4 million for the three months ended September 30, 2015. Patent administration and related costs of $0.8 million for the nine months ended September 30, 2016 decreased by $1.5 million, or 66%, as compared to $2.3 million for the nine months ended September 30, 2015. The decrease for both the three and nine months was primarily due to a $0.1 million and $0.8 million, respectively, decline in the cost of patents abandoned as well as a reduction in patent maintenance and prosecution costs resulting from the abandonment of certain patents and applications during 2016 and throughout 2015 that were not part of existing licensing programs.

Patent litigation. Patent litigation expenses of $0.3 million for the three months ended September 30, 2016 decreased by $6.8 million, or 96%, as compared to $7.1 million for the three months ended September 30, 2015. The higher patent litigation expenses in the three months ended September 30, 2015 were due to cost reimbursements and contingent fees associated with our settlement and license agreement with Amazon. Patent litigation expenses for the three months ended September 30, 2016 include costs incurred to pursue enforcement actions against certain companies with whom we have been unable to secure negotiated licenses.

Patent litigation expenses of $3.7 million for the nine months ended September 30, 2016 decreased by $8.4 million, or 69%, as compared to $12.1 million for the nine months ended September 30, 2015. The higher patent litigation expenses in the first nine months of 2015 included costs incurred by our subsidiary, ContentGuard, in its litigation efforts against Amazon, Apple, Google, HTC, Huawei, Motorola Mobility and Samsung as it prepared for its March 2015 claim construction hearing and jury trials in September 2015 and November 2015 as well as cost reimbursements and contingent fees associated with our settlement and license agreement with Amazon. Patent litigation expenses for the nine months ended September 30, 2016 include costs and fees associated with our settlement and license agreement with DirecTV and costs incurred to pursue enforcement actions against certain companies with whom we have been unable to secure negotiated licenses.

General and administrative. General and administrative expenses of $2.1 million for the three months ended September 30, 2016 decreased by $2.5 million, or 55%, as compared to $4.6 million for the three months ended September 30, 2015. The decrease was primarily due to a $1.0 million loss recorded in the three months ended September 30, 2015 on the sale of Provitro’s assets and the disposal of corporate office assets.  The decrease was also due to (i) $0.7 million reduction in employment expenses resulting from a lower headcount, (ii) $0.2 million reduction in facilities costs and $0.1 million decrease in depreciation expense due to the closure of office locations, (iii) $0.2 million reduction in expenses associated with Provitro, and (iv) $0.3 million reduction in professional fees and other expenses.

General and administrative expenses of $5.7 million for the nine months ended September 30, 2016 decreased by $7.7 million, or 57%, as compared to $13.4 million for the nine months ended September 30, 2015. The decrease was primarily due to (i) $4.4 million reduction in employment expenses resulting from a lower headcount, (ii) $1.0 million loss on the sale of Provitro’s assets and the disposal of corporate office assets, (iii) $0.7 million reduction in expenses associated with Provitro, (iv) $0.6 million reduction in facilities costs and $0.3 million decrease in depreciation expense due to the closure of office locations, and (v) $0.7 million reduction in professional fees and other expenses.

Stock-based compensation. Stock-based compensation of $0.6 million for the three months ended September 30, 2016 decreased by $1.2 million, or 68%, as compared to $1.8 million for the three months ended September 30, 2015. Stock-based compensation of $2.6 million for the nine months ended September 30, 2016 decreased by $0.6 million, or 19%, as compared to $3.3 million for the nine months ended September 30, 2015. The decrease for both the three and nine months was primarily due to a lower headcount in 2016 versus 2015 partially offset by expense associated with awards issued in June 2015 to our CEO.

Amortization of intangible assets. Amortization of intangible assets of $2.4 million for the three months ended September 30, 2016 decreased by $1.2 million, or 34%, as compared to $3.6 million for the three months ended September 30, 2015. Amortization of intangible assets of $7.1 million for the nine months ended September 30, 2016 decreased by $3.7 million, or 34%, as compared to $10.8 million for the nine months ended September 30, 2015. The decrease for both the three and nine months was primarily due to a reduction in value of our intangible assets due to their impairment during the fourth quarter of 2015, partially offset by a change in their estimated useful lives.

Interest income. Interest income for the three and nine months ended September 30, 2016 and 2015 was nominal and primarily related to interest earned on money market funds.

Interest expense. Interest expense for the nine months ended September 30, 2015 consisted of interest expense resulting from installment payment obligations associated with intangible assets acquired during 2013.  The payment obligation was satisfied in March 2015 and no further interest expense is being incurred.

Gain on contingency. Gain on contingency for the nine months ended September 30, 2016 of $2.0 million and for the three and nine months ended September 30, 2015 of $2.2 million and $4.0 million, respectively, was due to the receipt of contingent payments associated with the disposition of assets of our prior satellite business.

Other expense. Other expense for the three and nine months ended September 30, 2016 and 2015 was due to losses on foreign currency transactions.

Income tax expense. We recorded a tax provision of $4.1 million for the nine months ended September 30, 2015 related to foreign taxes withheld on revenue generated from license agreements executed with third party licensees domiciled in a foreign jurisdiction. In general, foreign taxes withheld may be claimed as a deduction on future U.S. corporate income tax returns, or as a credit against future U.S. income tax liabilities, subject to certain limitations. However, due to uncertainty regarding our ability to utilize the deduction or credit resulting from the foreign withholding, we established a full valuation allowance against the related deferred tax asset at September 30, 2015.

We had no foreign taxes withheld during the nine months ended September 30, 2016 and anticipate that we will not have a U.S. federal income tax liability for fiscal 2016 due to available tax loss carryforwards.

Liquidity and Capital Resources

Overview. As of September 30, 2016, we had cash and cash equivalents of $176.3 million. Our primary expected cash needs for the next twelve months include ongoing operating costs associated with commercialization of our IP assets, expenses in connection with legal proceedings, expenses associated with researching new business opportunities and other general corporate purposes. We may also use our cash, and may incur debt or issue equity, to acquire or invest in other businesses or assets.

We believe our current balances of cash and cash equivalents and cash flows from operations will be adequate to meet our liquidity needs for the foreseeable future. Cash and cash equivalents in excess of our immediate needs are held in interest bearing accounts with financial institutions.

Cash flows. The following table is provided to facilitate the discussion of our liquidity and capital resources for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine months ended September 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$12,602	$1,091
Investing activities	1,288	(1,946)
Financing activities	(40)	(4,321)
Net increase (decrease) in cash and cash equivalents	13,850	(5,176)
Cash and cash equivalents – beginning of period	162,457	168,793
Cash and cash equivalents – end of period	$176,307	$163,617

The increase in cash and cash equivalents for the nine months ended September 30, 2016 of $13.9 million was primarily due to $28.6 million of collected revenue, $2.0 million received from the disposition of assets associated with our former satellite business and the receipt of $1.3 million in installment payments on a note receivable, partially offset by $12.1 million of general corporate expenditures and $6.0 million paid on revenue share obligations.

The decrease in cash and cash equivalents for the nine months ended September 30, 2015 of $5.2 million was primarily due to $35.8 million of general corporate expenditures, a $4.1 million payment of foreign withholding taxes, a $4.0 million payment of an accrued obligation associated with the 2013 acquisition of our memory and storage technologies portfolio and a $2.0 million acquisition of intangible assets partially offset by $40.7 million of collected revenue.

For the nine months ended September 30, 2016, the $12.6 million of cash generated by operating activities consisted primarily of (i) revenue generated by operations of $58.5 million, (ii) $2.0 million received from the disposition of assets associated with our former satellite business, and (iii) $0.5 million of interest income, partially offset by a $29.9 million increase in accounts receivable and operating expenses of $38.0 million adjusted for various non-cash items including (a) $7.1 million of amortization expense associated with intangibles, (b) $2.6 million of stock-based compensation expense, and (c) $0.2 million of depreciation and costs associated with abandonment of patents, as well as a $9.6 million increase in accounts payable, accrued expenses and other current/non-current liabilities.

For the nine months ended September 30, 2015, the $1.1 million of cash provided by operating activities consisted primarily of revenue generated by operations of $42.9 million and a $3.9 million gain on contingency from the disposition of assets associated with our former satellite business, partially offset by (i) foreign taxes paid of $4.1 million, (ii) a $4.8 million decrease in accounts payable and accrued expenses, (iii) a $1.3 million increase in accounts receivable, prepaids and other current/non-current assets, and (iv) operating expenses of $51.9 million adjusted for various non-cash items including (a) $10.8 million of amortization expense associated with patents and other intangibles, (b) $3.3 million of stock-based compensation expense, (c) $1.0 million of loss on the sale of the Provitro assets and the disposal of corporate office assets, (d) $0.9 million of non-cash loss associated with the abandonment of patents, (e) $0.3 million of depreciation expense, and (f) $0.1 million of cost associated with patents sold.

For the nine months ended September 30, 2016, the $1.3 million of cash provided by investing activities was due to the receipt of installment payments associated with the sale of the Provitro assets in 2015. For the nine months ended September 30, 2015, the $1.9 million of cash used in investing activities was primarily due to the $2.0 million acquisition of intangible assets in February 2015, partially offset by $0.1 million of proceeds associated with the disposition of property.

For the nine months ended September 30, 2016, the $40,000 of cash utilized by financing activities relates to statutory taxes paid as a result of the vesting of restricted stock awards. For the nine months ended September 30, 2015, the $4.3 million of cash used in financing activities consisted primarily of a $4.0 million payment of an accrued obligation associated with the 2013 purchase of intangible assets and a $0.4 million payment to acquire the minority partner’s interest in Provitro, partially offset by net proceeds of $0.1 million related to stock option/award activity.

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

As of September 30, 2016, our cash and investment portfolio consisted of both cash and money market funds with a fair value of $176.3 million. The primary objective of our investments in money market funds is to preserve principal, while optimizing returns and minimizing risk, and our policies require, at the time of purchase, that we make these investments in short-term, high rated securities. These securities have a current yield of less than 1%.

September 30, 2016 (in thousands)
Cash	$15,385
Money market funds	160,922
$176,307

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 7 – Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors

There have been no material changes to our risk factor disclosures included under Part I, Item 1A of our 2015 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Class A common stock securities purchases described in the table below represent the withholding of restricted stock to satisfy tax withholding obligations upon the vesting of the related restricted stock.  Number of shares purchased and average price paid per share have been adjusted to retrospectively reflect the Reverse Stock Split which was effective September 30, 2016.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
July 1 – July 31, 2016	1,886	$5.74	—	—
August 1 – August 31, 2016	1,585	7.06	—	—
September 1 – September 30, 2016	1,709	6.70	—	—
	5,180	$6.46	—	—

Item 6.	Exhibits

Ex. 3.1

Articles of Amendment to the Articles of Incorporation, as amended, of Pendrell Corporation (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2016).

Ex. 31.1	Certification of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

Ex. 31.2	Certification of the principal accounting and financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

Ex. 32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

Ex. 101

The following financial information from Pendrell Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENDRELL CORPORATION (Registrant)

Date: October 28, 2016	By:	/s/ STEVEN A. EDNIE
Steven A. Ednie Vice President and Chief Financial Officer Principal Financial and Accounting Officer