Form 10-K
period 2016-12-31
Pendrell Corp
filed 2017-03-15
CIK 1359555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

(425) 278-7100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	The Nasdaq Capital Market

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

As of June 30, 2016, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $88,766,026

As of March 13, 2017, the registrant had 19,274,244 shares of Class A common stock and 5,366,000 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2017 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

PENDRELL CORPORATION

2016 ANNUAL REPORT ON FORM 10-K

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

Overview

Pendrell Corporation (“Pendrell”), with its consolidated subsidiaries, is referred to as “us,” “we,” or the “Company.” Pendrell has, for the past five years, invested in, acquired and monetized intellectual property (“IP”) rights. We are continuing our efforts to monetize our IP assets. We are also evaluating our IP investments to determine whether retention or disposition is appropriate. We no longer advise clients on IP strategies and transactions.

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

Our Business

Revenue Generating Activities

We generate revenues by licensing and selling our IP rights to others. Our subsidiaries hold patents that support four IP licensing programs that we own and manage: (i) memory and storage technologies, (ii) digital media, (iii) digital cinema and (iv) wireless technologies.

We acquired most of our memory and storage patents and patent applications from Nokia Inc. in March 2013, many of which have been declared essential to standards that are applicable to memory and storage technologies used in electronic devices. These patents cover embedded memory components and storage subsystems. Potential licensees include flash memory component suppliers, solid state disk manufacturers and device vendors. Since 2014, we have entered into license agreements with four leading technology companies. We are in active license discussions with other memory component manufacturers and, in late 2016, filed litigation against SanDisk at the International Trade Commission (the “ITC”) and in federal district court alleging infringement of certain of our memory and storage patents (“SanDisk Litigation”).

Our digital media program is supported by patents and patent applications designed to protect against unauthorized duplication and use of digital content that is transferred from a source to one or more electronic devices. The majority of our digital media patents and patent applications came to us through our October 2011 purchase of a 90.1% interest in ContentGuard Holdings, Inc., where we partnered with Time Warner to expand the development and licensing of ContentGuard’s portfolio of digital rights management (“DRM”) technologies. We have entered into digital media licenses with manufacturers, distributors and providers of consumer products, including Amazon, DirecTV, Fujitsu, LG Electronics, Microsoft Corporation, Nokia, Panasonic, Pantech, Sharp,

Sony, Toshiba, Time Warner and Xerox Corporation. Other companies that manufacture, distribute or provide DRM-enabled consumer products and that we believe use ContentGuard’s innovations, including Apple, Google, HTC, Huawei, Motorola Mobility and Samsung (the “ContentGuard Defendants”), did not take a license to our digital media assets, which prompted us to file claims against them for patent infringement.

Our digital cinema program is supported by DRM patents and patent applications designed to protect against unauthorized creation, duplication and use of digital cinema content that is authored and distributed to movie theaters globally, many of which also came to us through our acquisition of ContentGuard. Potential digital cinema licensees include distributors and exhibitors of digital content, including motion picture producers, motion picture distributors and equipment vendors. We launched our digital cinema program in June 2013, and we are actively engaged in licensing discussions with leading feature film studios.

Our wireless technologies program is supported by U.S. and foreign patents, referred to as our “Pendragon portfolio,” many of which relate to key functionality in cellular and digital wireless devices and infrastructure. These patents were developed by leading innovators in the wireless space, including Philips, IBM and ETRI.  We acquired the bulk of our Pendragon portfolio in 2012, but have not yet generated material revenue from the portfolio. As such, in addition to continuing our licensing discussions, we are actively seeking a buyer for the portfolio that may be better positioned to capitalize on its potential.

We typically license our patents via agreements that cover entire patent portfolios or large segments of portfolios. We expect licensing negotiations with prospective licensees to take approximately 12 to 24 months, and perhaps longer, measured from inception of technical discussions regarding the scope of our patents. If we are unable to secure reasonable, negotiated licenses, we may resort to litigation to enforce our IP rights, as evidenced by ContentGuard’s ongoing litigation against device makers and our recently-filed claims against SanDisk at the ITC and in federal district court.

Our IP revenue generation activities are not limited to licensing and litigation. Patents that we believe may generate greater value through a sales transaction, such as the Pendragon portfolio, may be sold. Although our revenue may occur in different forms, we regard our IP monetization activities as integrated and not separate revenue streams.

Our IP portfolio currently consists of patents that have already expired and others that expire between 2017 and 2035. We have no plans to develop or acquire new patentable inventions prior to the expiration of our patents and patent applications.  See “Revenue opportunities from our IP monetization efforts are limited” under “Item 1A of Part I—Risk Factors.”

Business Outlook

From 2011 through 2015, we focused on acquiring and growing companies that developed or possessed unique, innovative technologies that could be licensed to third parties or could provide a competitive advantage to products we were developing. During the past two years, we moderated those efforts and reduced our costs by eliminating certain positions, abandoning certain patent assets that do not support our existing licensing programs, and lowering facilities costs.

We have explored and continue to explore investment opportunities that are not premised on the value of IP, with the goal of investing our capital in operating companies that can generate solid, stable income streams. Due to high valuations that we attribute to inexpensive and widely available capital, we did not acquire any such operating companies in 2015 or 2016. We may encounter more suitable opportunities in the future as the cost of capital increases, and we therefore intend to continue our exploratory activity while keeping our costs contained.

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

Divestiture of Satellite Assets

When we were formed in 2000, our intent was to develop and operate a next generation global mobile satellite communications system.  In 2011, we started selling assets associated with the satellite business and, during 2012, we divested the remaining vestiges of our satellite business, including the sale of our remaining medium earth orbit (“MEO”) satellites and related equipment and our real property in Brazil, the transfer to a liquidating trust (the “Liquidating Trust”) of certain former subsidiaries associated with the satellite business (the “International Subsidiaries”) to address the winding down of the International Subsidiaries, and the settlement of our litigation with The Boeing Company (“Boeing”).

The 2012 divestiture and the corresponding transfer to the Liquidating Trust of the International Subsidiaries triggered tax losses of approximately $2.4 billion, which we believe can be carried forward for up to twenty years.  Under the sales agreement for the MEO assets, the Company is entitled to a substantial portion of any proceeds generated from the resale of the MEO assets. In January 2015, the party that acquired the MEO assets from the Company resold the MEO assets and as a result, the Company received $3.9 million during 2015, which has been recorded in gain on contingencies in the statement of operations for the year ended December 31, 2015. On February 23, 2016, that party received the final scheduled payment for the MEO assets, which resulted in the Company’s recognition of an additional $2.0 million gain on contingency in 2016.

Employees

As of December 31, 2016, on a consolidated basis, we had the equivalent of 14 full-time employees located in Washington, California, Finland and Texas.

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

Risks Related to our Patents and Monetization Activities

Success of our licensing efforts depends on our ability to sign new license agreements or otherwise enforce our intellectual property rights.

IP licensing revenues are dependent on our ability to sign new license agreements with, or otherwise enforce our intellectual property rights against, users of our patented inventions. If users refuse to sign license agreements, we may need to resort to litigation or other measures to compel the payment of fair consideration, which to date has not been effective, and may not be effective in the future. This risk applies not only to new license agreements, but to existing license agreements with fixed expiration dates. If we fail to sign or renew license agreements on terms that are favorable to us or obtain favorable outcomes through litigation or other enforcement actions, the value of our IP could be further impaired.

We may have a limited number of prospective licensees.

We are actively pursuing licenses for our portfolios, including our DRM portfolio. However, our portfolios are applicable to only a limited number of prospective licensees. Moreover, many device makers who are prospective DRM licensees are currently shielded by adverse jury verdicts in the Apple Litigation and Google Litigation that we are appealing. In the memory and storage space, we believe we have licensed more products than remain unlicensed. As such, we have a limited number of prospective licensees, and if we are unable to sign licenses with this limited group, licensing revenue will be adversely impacted. Moreover, if our portfolios are not demonstrably applicable to prospective licensees’ products or services, whether due to poor quality, lack of breadth or otherwise, parties may refuse to sign license agreements.

Revenue opportunities from our IP monetization efforts are limited.

Patents have finite lives. Our IP portfolio currently consists of patents that have already expired, and others that expire between 2017 and 2035. With no plans to develop or acquire new patentable inventions prior to the expiration of our patents and patent applications, our IP revenue opportunities are limited.

Our licensing cycle is lengthy, costly and our licensing efforts may be unsuccessful.

Licensing our patents takes time, with some license negotiations spanning many years. We have incurred and expect to incur significant legal and sales expenses in our efforts to sign license agreements and generate license revenues. We also expect to spend considerable resources educating prospective licensees on the benefits of a license arrangement with us. As such, we may incur significant costs and losses before any associated revenue is generated.

Enforcement proceedings may be costly and ineffective and could lead to impairment of our IP assets.

We may choose to pursue litigation or other enforcement action to protect our intellectual property rights, such as the Apple Litigation, Google Litigation and SanDisk Litigation. Enforcement proceedings are typically protracted and complex, and might require cooperation of inventors and others who are unwilling or unable to assist with enforcement. Litigation also involves several stages, including the potential for a prolonged appeals process. The costs are typically substantial, and the outcomes are unpredictable. As evidenced in the Apple Litigation and Google Litigation, we might receive rulings or judgments, or sign licenses or settlement agreements, that compel us to revalue the IP assets that we are enforcing, which in turn might result in a reduction to the financial statement carrying value of such assets through a corresponding impairment charge. Enforcement actions will likely divert our managerial, technical, legal and financial resources from business operations. In certain cases, we may conclude that these costs and risks outweigh the potential benefits that would arise from successful enforcement, in which event we may opt not to pursue enforcement.

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

Our patent management activities could impact the value of our IP.

We assess our IP portfolio to identify patents and patent applications that are worth preserving and patents and patent applications that are not worth preserving. Our assessment is driven by numerous factors, many of which are not scientific. Our assessment drives decisions to maintain or abandon patents and patent applications. If we make decisions that prompt abandonment of patents and patent applications with value, we could materially impact the value of our IP portfolio and our ability to generate revenue from our IP portfolio.

Challenges to the validity or enforceability of our key patents could significantly harm our business.

Any third party may challenge the validity, scope, enforceability and ownership of our patents. Challenges may include review requests to patent authorities, such as inter partes review and covered business method proceedings that have been initiated by ZTE, Apple, Google and SanDisk. Review proceedings are costly and time-consuming, and we cannot predict their outcome or consequences. Such proceedings may narrow the scope of our claims or may cancel some or all claims. If patent claims are canceled, we could be prevented from enforcing or earning future revenues from the canceled claims. Even if our claims are not canceled, our enforcement actions against alleged infringers may be stayed pending resolution of reviews, or courts or tribunals reviewing our patent claims could make findings adverse to our interests. Irrespective of outcome, review challenges may result in substantial legal expenses and diversion of management’s time and attention away from our other business operations, including our ability to evaluate and acquire other businesses. Adverse decisions could impair the value of our inventions or result in a loss of our proprietary rights and may adversely affect our results of operations and our financial position.

Changes in patent law could adversely impact our business.

Patent laws may continue to change, and may alter protections afforded to owners of patent rights, impose additional enforcement risks, increase the costs of enforcement, or increase our licensing cycles. For instance, during 2013 and 2015, legislative initiatives were introduced to address perceived patent abuses by non-practicing entities. Some legislators have announced their intention to sponsor and introduce similar legislation in 2017. Even if legislative initiatives do not directly impact our business, such initiatives might encourage manufacturers to infringe our IP rights, lengthen our licensing cycles, increase the likelihood that we will litigate to enforce our IP rights, or make it more difficult and expensive to license our patents or enforce our patents against parties using our inventions without a license. Moreover, increased focus on the growing number of patent-related lawsuits may result in legislative changes which increase our costs and related risks of asserting patent enforcement actions.

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

We may not generate a return on acquired assets.

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

We may pursue acquisition or investment opportunities that do not yield desired results.

We intend to continue investigating potential acquisitions that support our business objectives and strategy. Acquisitions are time-consuming, complex and costly. The terms of acquisition agreements tend to be heavily negotiated. We may incur significant transactional expenses, regardless of whether acquisitions are consummated. Moreover, the integration of acquired companies may create significant challenges, and we can provide no assurances that the integration of acquired businesses with our business will result in the realization of the full benefits we anticipate from such acquisitions. Investigating businesses and assets and integrating newly acquired businesses or assets may be costly and time-consuming, and such activities could divert our attention from other business concerns. In addition, we might lose key employees while integrating new organizations. Acquisitions could also result in potentially dilutive issuances of equity securities or the incurrence of debt, the assumption or incurrence of contingent liabilities, possible impairment charges related to goodwill or other intangible assets or other unanticipated events or circumstances, any of which could negatively impact our financial position. We might not be successful in integrating acquired businesses and might not achieve desired revenues and cost benefits.

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

Avoiding a Tax Ownership Change may limit our ability to use our shares in an acquisition which could limit our ability to execute a transaction.

The use of our NOLs will be significantly limited if we undergo a Tax Ownership Change.  Given the potential economic benefit of our NOL, we have taken steps to reduce the risk of a Tax Ownership Change including our Tax Benefit Preservation Plan.  Issuing new shares in an acquisition transaction could cause or would increase the risk of a Tax Ownership Change.  As a result, if a potential seller or partner requires a large number of shares as part of an acquisition transaction, we may choose not to execute that transaction.

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

Our operating results may fluctuate and, as such, our operating results are difficult to predict. Quarterly or annual comparisons of our results of operations should not be relied upon as an indication of our future performance. Factors that could cause our operating results to fluctuate during any period or that could adversely affect our operating results include the timing of license and sales agreements, compliance with such agreements, the terms and conditions for payment under those agreements, our ability to protect and enforce our intellectual property rights, costs of enforcement, changes in demand for products that incorporate our inventions, the time period between commencement and completion of license negotiations or enforcement proceedings, revenue recognition principles, and changes in accounting policies.

Our revenues may not offset our operating expenses.

2016 was the first year we reported operating income.  Although we have taken steps to reduce our operating expenses, revenue from our IP licensing business continues to be inconsistent.  If we are unable to generate revenue that is sufficient to cover these costs, we will report a net operating loss in future years.

Failure to effectively manage the composition of our employee base could strain our business.

Our success depends, in large part, on continued contributions of our small group of key managers and employees, many of whom are highly skilled and would be difficult to replace. Our success also depends on the ability of our personnel to function effectively, both individually and as a group. At the end of 2015, we terminated the employment of numerous IP professionals whose roles we believe were unnecessary to advance our current and anticipated business strategies. If we misjudged our ongoing personnel needs or lose any of our remaining senior managers or key personnel, it could lead to dissatisfaction among our clients or licensees, which could slow our growth or result in a loss of business. Moreover, if we fail to manage the composition of our employee base effectively or otherwise strain our relationships with our personnel, our business and financial results may be materially harmed.

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

We have shifted our principal focus away from the IP business and are evaluating opportunities that generate solid, stable income streams with greater growth potential. Those opportunities must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in an early stage of development.  We may not be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, operating results and financial condition.  There can be no assurance that we will be able to increase our revenues and otherwise grow our business as we execute on new business opportunities in the future.

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

The Internal Revenue Code imposes an additional tax on the undistributed income of a Personal Holding Company (“PHC”). In general, a corporation is classified as a PHC if 50% or more of its outstanding shares, measured by value, are owned directly or indirectly by five or fewer individual shareholders at any time during the second half of a calendar year (“Concentrated Ownership”) and at least 60% of its adjusted ordinary gross income is Personal Holding Company Income (“PHCI”). Broadly, PHCI includes items such as dividends, interest, rents and royalties, among others. Pendrell met the Concentrated Ownership test in 2016, and it is likely that Pendrell will meet the Concentrated Ownership test in 2017. We have determined that in 2016 ContentGuard had not yet met the Concentrated Ownership test due to the interest held by its minority shareholder, but it is possible that ContentGuard could meet the Concentrated Ownership test in 2017. If Pendrell or ContentGuard meets the Concentrated Ownership test and generates positive net PHCI, Pendrell or ContentGuard will be subject to the PHC tax on undistributed net PHCI. The PHC tax, which is in addition to the income tax and cannot be offset by our NOL, is currently levied at 20% of the net PHCI not distributed to the corporation’s shareholders.

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

Our ability to utilize our NOLs is dependent upon the generation of future taxable income before the expiration of the carry forward period attributable to the NOLs, which begin to expire in 2025. We generated taxable income in 2016, but we may not generate sufficient taxable income in future years to use the NOLs before they begin expiring.

Risks Related to Our Class A Common Stock

A sale of shares by our larger shareholders could depress the market price of our Class A common stock.

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

Eagle River Satellite Holdings, LLC (“ERSH”), together with its affiliates Eagle River Investments, LLC (“ERI”), Eagle River, Inc. and Eagle River Partners, LLC (“ERP”) (collectively, “Eagle River”) controls approximately 67% of the voting power of our outstanding capital stock. Craig O. McCaw, our Executive Chairman, is the sole manager and beneficial member of ERI, which is the sole member of ERSH. Mr. McCaw is the sole shareholder of Eagle River, Inc. and the beneficial member of ERP. Accordingly, Eagle River has control over the outcome of matters requiring shareholder approval, including the election of directors, amendments to our governing documents, the adoption or prevention of mergers, consolidations or sales of all or substantially all of our assets, or control changes. Eagle River is not restricted or prohibited from competing with us.

We are a “controlled company” within the meaning of the Nasdaq Marketplace Rules and therefore qualify for, and may rely on, exemptions from certain corporate governance requirements.

Eagle River controls approximately 67% of the voting power of our outstanding capital stock. As a result, we are a “controlled company” within the meaning of the Nasdaq corporate governance standards, and therefore may elect not to comply with certain Nasdaq corporate governance requirements, including (i) the requirement that a majority of the board of directors consist of independent directors, (ii) the requirement that the compensation of officers be determined, or recommended to the board of directors for determination, by a majority of the independent directors or a compensation committee comprised solely of independent directors, and (iii) the requirement that director nominees be selected, or recommended for the board of directors’ selection, by a majority of the independent directors or a nominating committee comprised solely of independent directors with a written charter or board resolution addressing the nomination process. We do not currently rely on any of these exemptions, but reserve the right to do so in the future. If we choose to do so, our shareholders may not have the same protections afforded to shareholders of companies that are subject to all Nasdaq corporate governance requirements.

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

If we delist from Nasdaq, our ability to access the capital markets could be negatively impacted.

Our common stock is listed for trading on the Nasdaq Capital Market. However, our Board of Directors has proposed to our shareholders that we engage in a reverse stock split to reduce our number of record holders to less than 300 and thereafter eliminate our SEC reporting obligations and our Nasdaq listing. Elimination of our SEC reporting obligations and delisting could harm our ability to raise capital through financing sources on terms acceptable to us, or at all, and result in the potential loss of confidence by investors, increased employee turnover, and fewer business development opportunities.

If we delist from Nasdaq, our trading volume and common stock price may be depressed.

Our trading volume is relatively low. If we are no longer required to fulfill SEC reporting obligations and no longer listed on Nasdaq, trading volume may further decrease, in which case the market price of our Class A common stock could decline. More specifically, our stock (i) may be more thinly traded, making it more difficult for our shareholders to sell shares, (ii) may experience greater price volatility, and (iii) may not attract analyst coverage, all of which may result in a lower stock price. For these reasons and others, shareholders may not receive what they view as a fair price for their shares.

If we delist from Nasdaq, it may be more difficult to trade our stock in compliance with applicable laws.

If we are no longer required to fulfill SEC reporting obligations and no longer listed on Nasdaq, we may choose not to file current or periodic reports. Even if we choose to file reports, they likely will not be audited. The absence of those reports or the absence of an audit may mean that material information regarding the Company is not in the public domain, which may make it more difficult to buy or sell shares in compliance with applicable securities laws. For these reasons and others, shareholders may not receive what they view as a fair price for their shares.

If our number of record holders increases, we may be subject to SEC reporting obligations.

We have limited ability to control our shareholders’ acquisition or disposition of shares. If we engage in a reverse stock split to reduce our number of record holders to less than 300 so that we can terminate our SEC reporting obligations and delist from Nasdaq, we could lose the corresponding cost-saving benefits if our number of record holders thereafter increases to more than 300, in which case we will again be required to fulfill SEC reporting obligations.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters are located in Kirkland, Washington, where we lease 8,050 square feet in Kirkland under a lease which expires on July 31, 2019.  We currently sublease 2,882 square feet of that space and occupy the remaining 5,168 square feet.

We believe our facilities are adequate for our current business and operations.

Item 3.	Legal Proceedings.

See Note 8 – “Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in Item 8 of this report.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Class A Common Stock

Our Class A common stock trades on the Nasdaq Capital Market under the symbol “PCO.”

Prior to October 1, 2016, the closing bid price of our Class A common stock price remained below the $1.00 price required by Nasdaq’s continued listing requirements.  For continued listing, the stock price deficiency was required to be remediated prior to October 31, 2016. To address this stock price deficiency, we completed a 1-for-10 reverse stock split on September 30, 2016.  As a result of the reverse stock split, our share count, per share data and price per share reported in this annual report on Form 10-K have been adjusted retrospectively as if the reverse stock split had been in effect for all periods presented.

The table below sets forth the high and low sales prices of our Class A common stock in U.S. dollars for each of the periods presented. Stock prices represent amounts published by Nasdaq. As of March 13, 2017, the closing sales price of our Class A common stock was $7.39 per share.

	2016		2015
Period	High	Low	High	Low
First Quarter	$6.55	$4.61	$13.60	$9.90
Second Quarter	$6.93	$4.85	$14.50	$9.56
Third Quarter	$7.33	$5.00	$16.10	$7.20
Fourth Quarter	$7.23	$6.05	$8.03	$5.00

As of March 13, 2017, there were approximately 300 record holders of our Class A common stock.

Market for Our Class B Common Stock

There is no established trading market for our Class B common stock, of which we have 5,366,000 shares outstanding with two holders of record. Each share of Class B common stock is convertible at any time at the option of its holder into one share of Class A common stock.

Dividends

We have never paid a cash dividend on shares of our equity securities. Unless we become subject to personal holding company tax, we do not intend to pay any cash dividends on our common shares during the foreseeable future. It is anticipated that future earnings, if any, from our operations will be used to finance growth.

Performance Measurement Comparison

The following graph shows the total shareholder return as of the dates indicated of an investment of $100 in cash on December 31, 2011 for: (i) our Class A common stock; (ii) the Nasdaq Composite Index; and (iii) the Nasdaq 100 Technology Sector Index.

The stock price performance graph below is not necessarily indicative of future performance.

	12/11	12/12	12/13	12/14	12/15	12/16
Pendrell Corporation	100.00	49.61	78.52	53.91	19.57	26.37
NASDAQ Composite	100.00	116.41	165.47	188.69	200.32	216.54
NASDAQ 100 Technology Sector	100.00	114.75	154.25	192.47	208.75	237.51

Item 6.	Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and accompanying notes included in this Form 10-K.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Revenue	$59,018	$43,519	$42,534	$13,128	$33,775
Operating expenses:
Cost of revenues(1)	18,156	10,215	14,170	7,872	314
Patent administration and related costs(1)	1,046	2,668	6,386	4,405	3,655
Patent litigation(1)	4,169	13,076	9,880	4,564	2,538
General and administrative(1)	7,508	16,750	27,467	25,939	29,844
Stock-based compensation	3,424	4,507	9,405	12,345	8,597
Amortization of intangibles	9,498	13,939	15,929	15,864	13,471
Impairment of intangibles and goodwill(2)	—	103,499	11,013	—	—
Operating expenses, net	43,801	164,654	94,250	70,989	58,419
Operating income (loss)	15,217	(121,135)	(51,716)	(57,861)	(24,644)
Net interest income (expense)(3)	696	103	(99)	(64)	(2,245)
Gain on deconsolidation of subsidiaries(3)	—	—	—	—	48,685
Gain on settlement of Boeing litigation(4)	—	—	—	—	10,000
Gain associated with disposition of assets(5)	—	—	—	—	5,599
Gain on contingencies (6)	2,047	6,095	—	—	—
Other income (expense)	(11)	(14)	(16)	(55)	1,588
Income (loss) before income taxes	17,949	(114,951)	(51,831)	(57,980)	38,983
Income tax benefit (expense)(7)	—	(2,631)	(6,303)	—	1,034
Net income (loss)	17,949	(117,582)	(58,134)	(57,980)	40,017
Net income (loss) attributable to noncontrolling interest	186	(7,902)	(7,132)	(2,918)	(67)
Net income (loss) attributable to Pendrell	$17,763	$(109,680)	$(51,002)	$(55,062)	$40,084
Basic income (loss) per share attributable to Pendrell	$0.66	$(4.13)	$(1.93)	$(2.10)	$1.56
Diluted income (loss) per share attributable to Pendrell	$0.64	$(4.13)	$(1.93)	$(2.10)	$1.52
Total assets	$212,393	$180,892	$304,104	$351,994	$381,415
Long-term obligations, including current portion of capital lease obligations(8)	$7,796	—	$1,521	$6,695	$2,241

(1)

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

(2)

During the fourth quarter of the year ended December 31, 2015, we recorded a non-cash impairment charge of $103.5 million related to our patents, other intangible assets and goodwill.  During the fourth quarter of the year ended December 31, 2014, we recorded a non-cash impairment charge of $11.0 million related to the goodwill and proprietary micro-propagation technology of Provitro Biosciences LLC (“Provitro”). In early 2015, we suspended further development of the Provitro™ proprietary micro-propagation technology and related laboratory processes that were designed to facilitate production on a commercial scale of certain plants, particularly timber bamboo.

(3)

Prior to 2013, certain of our subsidiaries had agreements with operators of gateways for our MEO satellite system, some of which were capital leases. We continued to accrue expenses according to our subsidiaries’ contractual obligations until the liabilities, including interest costs resulting from capital lease obligations, were transferred to the Liquidating Trust on June 29, 2012, resulting in a recognized a gain of $48.7 million upon their deconsolidation.

(4)

We had been in litigation with Boeing regarding the development and launch of our former MEO satellites and related launch vehicles. On June 25, 2012, we settled our litigation against Boeing for $10.0 million. The settlement agreement and mutual release between ourselves and Boeing fully released and discharged any and all claims between us and Boeing. As a result of the settlement agreement, we recorded a gain of $10.0 million during the year ended December 31, 2012.

(5)	During the year ended December 31, 2012, we sold real property located in Brazil for approximately $5.6 million.
(6)

During the years ended December 31, 2016 and 2015, we recorded gain on contingencies of $2.0 million and $3.9 million, respectively, due to the receipt of contingent payments associated with the disposition of MEO satellites and related launch vehicles of our prior satellite business. During the year ended December 31, 2015, we also recorded a gain on contingency associated with a $1.6 million settlement received from the J&J Group. See Note 10 - “Gain on Contingencies” for further discussion.

(7)

During the years ended December 31, 2015 and 2014, we recorded tax provisions of $4.1 million and $6.3 million, respectively, related to foreign taxes withheld on revenue generated from license agreements executed with third party licensees domiciled in foreign jurisdictions. Additionally, during the year ended December 31, 2015, as a result of the impairment of certain indefinite-lived intangible assets, the deferred tax liability associated with the intangibles was decreased, resulting in a tax benefit of $1.5 million.

(8)

Prior to 2015, long-term obligations consisted primarily of deferred tax liabilities. Long-term obligations at December 31, 2013 also included an installment payment obligation arising from the 2013 acquisition of our memory and storage technologies portfolio and expense related to restricted stock awards that is required to be treated as a liability.  Long-term obligations at December 31, 2016 consist primarily of revenue share obligations.

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

Overview

For the past five years, through our consolidated subsidiaries, we have invested in, acquired and monetized IP rights. We have generated positive returns on our patents applicable to memory and storage technologies (our “Memory Patents”), but not our digital rights management patents (“DRM Patents”) or the wireless, digital and other patents held in our Pendragon subsidiaries.

During 2016, we licensed our Memory Patents to Toshiba Corporation. The Toshiba license was the fourth significant Memory Patent license signed since we acquired the Memory Patents in 2013. Through those four licenses, we have generated aggregate license fees of approximately $110 million. Prior to 2017, pursuant to the agreement under which we acquired the Memory Patents, we shared a significant portion of those license fees with the seller. In early 2017, the seller agreed to relinquish its future revenue share rights in exchange for an up-front payment and future installment payments. This will result in a one-time charge of $3.2 million to expense in our first quarter of 2017 and will significantly reduce our “cost of revenues” on future revenue from our Memory Patents. Our 2017 buyout of future revenue share rights reflects our confidence in the value of our memory portfolio and our belief that standard compliant unlicensed flash memory component suppliers, solid state disk manufacturers and device vendors will ultimately need to obtain a license from us to continue their commercial activities.

In that regard, our licensing discussions with SanDisk reached impasse in 2016, leading to our filing of two actions against SanDisk: an International Trade Commission (“ITC”) proceeding, in which we seek an exclusionary order that prevents SanDisk from importing infringing products into the United States, and a patent infringement suit in the federal district court for the Central District of California, in which we seek monetary damages for SanDisk’s infringement. Due to the accelerated pace of ITC proceedings, we anticipate a trial with an administrative law judge as early as October 2017.

While we continue to work on monetizing our Memory Patents, we are also pursuing our appeal of two adverse jury decisions in 2015 relating to our DRM Patents. Briefing for those two appeals is complete, with oral argument in front of the federal district court scheduled for early June 2017. If we succeed on appeal, we intend to re-open licensing discussions with numerous device makers who are currently shielded by the adverse verdicts. Meanwhile, we have continued our dialogue with participants in the digital cinema initiative to address our view that modern-day digital delivery of motion pictures from studios to theaters implicates our DRM Patents.

Management of our IP portfolio is not detracting us from our primary mission, which is identification of business opportunities that generate solid, stable income streams and greater growth potential. We have evaluated several opportunities with business owners and investment partners who see the benefits of working with a well-established, well-funded organization. Although we have not reached agreement with any of these potential owners or partners, we continue to identify and evaluate new business opportunities. During the course of our evaluations, we have learned that many of these potential targets are better suited for an organization that is not encumbered by the additional infrastructure required of an SEC reporting company. That knowledge, combined with our current costs and regulatory burdens of being a reporting company, our inability to provide robust confidentiality commitments (due to reporting obligations), and limited flexibility resulting from SEC and Nasdaq corporate governance mandates, prompted our board of directors to appoint a special committee of our independent directors (the “Special Committee”) to determine whether the Company should de-register and de-list.

Following months of assessment and deliberation, the Special Committee determined that it is in our best interests and the best interests of shareholders to de-register and de-list. Therefore, the Special Committee recommended, and our board of directors endorsed, a reverse stock split (“Reverse Split”) of our common stock that transforms each one hundred shares of common stock into one share of common stock, with fractionalized shares redeemed for cash. Our shareholders will be asked to approve the reverse stock split at the 2017 annual meeting of shareholders and, if approved, will be implemented promptly thereafter. We anticipate that the Reverse Split will reduce our number of record holders to substantially less than 300, which will entitle us to de-register and de-list.

In conjunction with approval and recommendation of the reverse stock split, and consistent with a recommendation from the Special Committee, our board of directors also approved a stock repurchase plan for up to one million shares of our common stock. The Special Committee designed the repurchase plan to provide shareholders with an opportunity for liquidity prior to the effective date of the reverse stock split. The repurchase plan contemplates the repurchase of shares from time to time at prevailing market prices, through open market or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Exchange Act. The repurchase plan does not require the Company to repurchase any minimum number of shares, and may be suspended, discontinued or modified at any time, for any reason and without notice.

Additionally, our board of directors assessed and continues to assess potential redemptions of outstanding shares of common stock, which led to discussions with Highland Crusader Offshore Partners, L.P., one of our largest minority shareholders (the “Crusader Fund”). The discussions with the Crusader Fund culminated in an agreement to repurchase all 2,432,923 of the Crusader Fund’s shares of Class A common stock at a price per share of $6.55, subject to possible adjustment if, on or before August 15, 2017, the Company buys or sells a substantial number of shares of Class A Stock for a higher price. Although we deployed significant cash to complete the Crusader Fund redemption, we believe the redemption will benefit our remaining shareholders in both the short and long term.

Critical Accounting Policies

Critical accounting policies require difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our estimates and judgments are based on information available at the time the estimates and judgments are made. Actual results could differ materially from those estimates. We make estimates and judgments when accounting for, among other matters, intangible assets, revenue recognition, stock-based compensation, income taxes and contingencies, as more fully described below.

Intangible Assets. We amortize finite-lived intangible assets, including patents, acquired in purchase transactions over their expected useful lives. We evaluate finite-lived intangible assets when events or circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. These events or circumstances could include: a significant change in the business climate, legal factors, operating performance indicators, or changes in technology or customer requirements. Recoverability of an asset or asset group is measured by a comparison of the carrying amount to the future undiscounted net cash flows expected to be generated by the asset or asset group over its life. This comparison requires management to make judgments regarding estimated future cash flows. Our ability to realize the estimated future cash flows may be affected by factors such as changes in operating performance, changes in business strategy, invalidation of patents, unfavorable judgments in legal proceedings and changes in economic conditions. If our estimates of the undiscounted cash flows do not equal or exceed the carrying value of the asset or asset group, we recognize an impairment charge equal to the amount by which the recorded value of the asset or asset group exceeds its fair value.

Revenue Recognition. We derive our operating revenue from IP monetization activities, including patent licensing and patent sales. Additionally, prior to our sale of the Ovidian Group LLC in December 2015, we also derived revenue from IP consulting services. Although our revenue may occur in different forms, we regard our IP monetization activities as integrated and not separate revenue streams. For example, a third party relationship could involve consulting and licensing activities, or the acquisition of a patent portfolio can lead to licensing, consulting and patent sales revenue.

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

Fees earned from IP consulting services were generally recognized as the services were performed.

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

Stock-Based Compensation.  We record stock-based compensation on stock options, performance stock awards, restricted stock awards, restricted stock units and other stock awards issued to employees, directors, consultants and/or advisors based on the estimated fair value on the date of grant and recognize compensation cost over the requisite service period for awards expected to vest. The fair value of stock options are estimated on the date of grant using the Black-Scholes option pricing model (“Black-Scholes Model”) based on the single option award approach. The fair value of restricted stock awards and restricted stock units is determined based on the number of shares granted and either the quoted market price of our Class A common stock on the date of grant for time-based and performance-based awards, or the fair value on the date of grant using the Monte Carlo Simulation model (“Monte Carlo Simulation”) for market-based awards. The fair value of stock options, restricted stock awards and restricted stock units with service conditions are typically amortized to expense on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of stock options, restricted stock awards and restricted stock units with performance conditions deemed probable of being achieved and cliff vesting are amortized to expense over the requisite service period using the straight-line method of expense recognition. The fair value of restricted stock awards and restricted stock units with performance and market conditions are amortized to expense over the requisite service period using the straight-line method of expense recognition. The fair value of stock-based payment awards as determined by the Black-Scholes Model and the Monte Carlo Simulation are affected by our stock price as well as other assumptions. These assumptions include, but are not limited to, the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Forfeitures are estimated at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

New Accounting Pronouncements

See Note 2 – “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

Key Components of Results of Operations

Revenue—We derive our operating revenue from IP monetization activities, including patent licensing, patent sales and, prior to 2016, from IP consulting services, or a combination thereof. Although our revenue may occur in different forms, we regard our IP monetization activities as integrated and not separate revenue streams. Our revenues from IP monetization activities continue to depend in large part on our ability to enter into new license agreements with third parties. Because our licensing agreements often provide for the payment of upfront license fees rather than a royalty stream and as a result of the unpredictable nature, form and frequency of our transactions, our revenue may fluctuate substantially from period to period.

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

Stock-based compensation—Stock-based compensation expense includes expense associated with the granting of stock options, restricted stock awards, restricted stock units and other stock awards issued to employees, directors, consultants and/or advisors based on the estimated fair value on the date of grant and expensed over the requisite service period for awards expected to vest.

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

Results of Operations

The following table is provided to facilitate the discussion of our results of operations for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year ended December 31,
	2016	2015	2014
Revenue	$59,018	$43,519	$42,534
Cost of revenues	18,156	10,215	14,170
Patent administration and related costs	1,046	2,668	6,386
Patent litigation	4,169	13,076	9,880
General and administrative	7,508	16,750	27,467
Stock-based compensation	3,424	4,507	9,405
Amortization of intangibles	9,498	13,939	15,929
Impairment of intangibles and goodwill	—	103,499	11,013
Interest income	696	156	94
Interest expense	—	53	193
Gain on contingencies	2,047	6,095	—
Other expense	11	14	16
Income tax expense	—	2,631	6,303

Revenue. Our revenue of $59.0 million for the year ended December 31, 2016 increased by $15.5 million, or 36%, as compared to $43.5 million for the year ended December 31, 2015. Revenue of $43.5 million for the year ended December 31, 2015 increased by $1.0 million, or 2%, as compared to $42.5 million for the year ended December 31, 2014. The year over year increase in all instances was due to an increase in licensing revenue, primarily licenses of our Memory Patents including our May 2016 license agreement with Toshiba.

Cost of Revenues. Cost of revenues of $18.2 million for the year ended December 31, 2016 increased by $8.0 million, or 78%, as compared to $10.2 million for the year ended December 31, 2015. This increase was primarily due to costs associated with our May 2016 license agreement with Toshiba, including payments to third parties to whom we have an obligation to share revenue.

Cost of revenues of $10.2 million for the year ended December 31, 2015 decreased by $4.0 million, or 28%, as compared to $14.2 million for the year ended December 31, 2014. This decrease was primarily due to lower revenue share obligations in the year ended December 31, 2015 as compared to 2014.

In future periods, cost of revenues as a percentage of revenue may vary significantly, depending upon related revenue share obligations arising from licensing arrangements and the sales price realized compared to the net book value of patents sold.  Additionally, our buyout of future revenue share rights in early 2017 will significantly reduce our cost of revenues on future revenue from our Memory Patents.

Patent Administration and Related Costs. Patent administration and related costs of $1.0 million for the year ended December 31, 2016 decreased by $1.7 million, or 61%, as compared to $2.7 million for the year ended December 31, 2015. Patent administration and related costs of $2.7 million for the year ended December 31, 2015 decreased by $3.7 million, or 58%, as compared to $6.4 million for the year ended December 31, 2014. The year over year decrease in all instances was primarily due to a decline in the cost of patents abandoned each year as compared to the prior year; as well as a reduction in patent maintenance and prosecution costs resulting from the abandonment of certain patents and applications during prior years that were not part of existing licensing programs.

Patent Litigation. Patent litigation expenses of $4.2 million for the year ended December 31, 2016 decreased by $8.9 million, or 68%, as compared to $13.1 million for the year ended December 31, 2015. The higher patent litigation expenses in 2015 included costs incurred by our subsidiary, ContentGuard, as it prepared for its March 2015 claim construction hearing and jury trials in September 2015 and November 2015 in the Google Litigation and Apple Litigation, as well as trial cost reimbursements, and contingent fees associated with our settlement and license agreement with Amazon. Patent litigation expenses for 2016 included costs and fees associated with our settlement and license agreement with DirecTV and costs incurred to pursue enforcement actions against certain companies with whom we have been unable to secure negotiated licenses.

Patent litigation expenses of $13.1 million for the year ended December 31, 2015 increased by $3.2 million, or 32%, as compared to $9.9 million for the year ended December 31, 2014. The increase in patent litigation expenses was primarily due to litigation expenses and trial cost reimbursements in the Google Litigation and Apple Litigation which commenced in 2014 and contingent fees associated with our settlement and license agreement with Amazon.

General and Administrative. General and administrative expenses of $7.5 million for the year ended December 31, 2016 decreased by $9.3 million, or 55%, as compared to $16.8 million for the year ended December 31, 2015. The decrease was primarily due to (i) $5.5 million reduction in employment expenses resulting from a lower headcount, (ii) $1.0 million loss on the sale of Provitro’s assets and the disposal of corporate office assets incurred in 2015, (iii) $0.7 million reduction in expenses associated with Provitro, (iv) $0.9 million reduction in facilities costs and $0.3 million decrease in depreciation expense due to the closure of office locations, and (v) $0.9 million reduction in professional fees and other expenses.

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

Stock-based Compensation. Stock-based compensation of $3.4 million for the year ended December 31, 2016 decreased by $1.1 million, or 24%, as compared to $4.5 million for the year ended December 31, 2015. The decrease was primarily due to a lower headcount in 2016 versus 2015, partially offset by expense associated with awards issued in June 2015 to our CEO.

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

Amortization of Intangibles. Amortization of intangible assets of $9.5 million for the year ended December 31, 2016 decreased by $4.4 million, or 32%, as compared to $13.9 million for the year ended December 31, 2015 due to a reduction in value of our intangible assets as a result of their impairment during the fourth quarter of 2015, partially offset by a change in their estimated useful lives.

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

Impairment of Intangibles and Goodwill. During the fourth quarter of the year ended December 31, 2015, we recorded an impairment charge of $103.5 million due to a reduction in the carrying value of our IP and goodwill as a result of the non-infringement verdicts in the Google Litigation and Apple Litigation.

During the year ended December 31, 2014, we took an impairment charge of approximately $11.0 million, which was equal to our unamortized investment in the Provitro™ technology and related goodwill. The impairment resulted from the inability to identify near-term opportunities to commercialize the technology.

The Company recorded no such impairment charges during the year ended December 31, 2016.

Interest Income. Interest income for the years ended December 31, 2016, 2015 and 2014 primarily related to interest earned on money market funds.

Interest Expense. Interest expense of $0.1 million for the year ended December 31, 2015 and $0.2 million for the year ended December 31, 2014, consisted primarily of interest expense resulting from the installment payment obligations associated with intangible assets acquired during 2013. The payment obligation was satisfied in March 2015 and no further interest expense is being incurred.

Gain on Contingencies. Gain on contingencies of $2.0 million for the year ended December 31, 2016 was due to the receipt of contingent payments associated with the disposition of assets of our prior satellite business. Gain on contingencies of $6.1 million for the year ended December 31, 2015 was due to (i) $3.9 million from the disposition of assets associated with our former satellite business, (ii) $1.6 million, net of collection costs, upon the full and final settlement of all claims against the J&J Group, and (iii) $0.5 million from the release of a tax indemnification liability associated with our acquisition of Ovidian in June 2011.

Other Expense. Other expense for the year ended December 31, 2016, 2015 and 2014 was due to losses on foreign currency transactions.

Income Tax Expense. We did not have a U.S. federal income tax liability for the years ended December 31, 2016, 2015 or 2014. However, we recorded tax provisions of $4.1 million and $6.3 million for the years ended December 31, 2015 and 2014, respectively, related to foreign taxes withheld on revenue generated from a license agreement executed with a licensee domiciled in a foreign jurisdiction. In general, foreign taxes withheld may be claimed as a deduction on future U.S. corporate income tax returns, or as a credit against future U.S. federal income tax liabilities, subject to certain limitations. However, due to uncertainty regarding our ability to utilize the deduction or credit resulting from the foreign withholding, at December 31, 2016 and 2015, we established a full valuation allowance against this deferred tax asset. Additionally, during the year ended December 31, 2015, as a result of the impairment of certain indefinite-lived intangible assets, the deferred tax liability associated with these intangibles was decreased, resulting in a tax benefit of $1.5 million, resulting in a net tax provision for the year ended December 31, 2015 of $2.6 million.

Liquidity and Capital Resources

Overview. As of December 31, 2016, we had cash and cash equivalents of $174.6 million. Our primary expected cash needs for the next twelve months include repurchases of shares from our shareholders, ongoing operating costs associated with commercialization of our IP assets, expenses in connection with legal proceedings, expenses associated with researching new business opportunities and other general corporate purposes. We may also use our cash, and may incur debt or issue equity, to acquire or invest in other businesses or assets.

We believe our current balances of cash and cash equivalents and cash flows from operations will be adequate to meet our liquidity needs for the foreseeable future. Cash and cash equivalents in excess of our immediate needs are held in interest bearing accounts with financial institutions.

Cash and Cash Equivalents. Cash and cash equivalents were $174.6 million at December 31, 2016, compared to $162.5 million at December 31, 2015.  The following table is provided to facilitate the discussion of our liquidity and capital resources for the years ended December 31, 2016 and 2015 (in thousands):

	Year ended December 31,
	2016	2015
Net cash provided (used) in:
Operating activities	$10,926	$(47)
Investing activities	1,288	(1,968)
Financing activities	(40)	(4,321)
Net increase (decrease) in cash and cash equivalents	12,174	(6,336)
Cash and cash equivalents—beginning of period	162,457	168,793
Cash and cash equivalents—end of period	$174,631	$162,457

The increase in cash and cash equivalents for the year ended December 31, 2016 of $12.2 million was primarily due to $28.6 million of collected revenue, $2.0 million received from the disposition of assets associated with our former satellite business and the receipt of $1.3 million in installment payments on a note receivable, partially offset by $13.7 million of general corporate expenditures and $6.0 million paid on revenue share obligations.

The decrease in cash and cash equivalents for the year ended December 31, 2015 of $6.3 million was primarily due to $2.0 million utilized to acquire additional intangible assets in February 2015 and a $4.0 million payment in March 2015 of an accrued obligation associated with the 2013 acquisition of our memory and storage technologies portfolio.

Cash Flows from Operating Activities. Cash provided by operating activities of $10.9 million for the year ended December 31, 2016 consisted primarily of (i) revenue generated by operations of $59.0 million, (ii) $2.0 million received from the disposition of assets associated with our former satellite business, and (iii) $0.7 million of interest income, partially offset by a $30.4 million increase in accounts receivable and operating expenses of $43.8 million adjusted for various non-cash items including (a) $9.5 million of amortization expense associated with intangibles, (b) $3.4 million of stock-based compensation expense, and (c) $0.3 million of depreciation and costs associated with abandonment of patents, as well as a $10.2 million increase in accounts payable, accrued expenses and other current/non-current liabilities.

For the year ended December 31, 2015, the $47,000 of cash used in operating activities consisted primarily of (i) revenue generated by operations of $43.5 million, (ii) $3.9 million from the disposition of assets associated with our former satellite business, and (iii) $1.6 million, net of collection costs, upon the full and final settlement of all claims against the J&J Group, partially offset by (a) foreign taxes paid of $4.1 million, (b) $3.6 million decrease in accounts payable, accrued expenses and other liabilities, (c) $1.1 million increase in accounts receivable, prepaids and other current/non-current assets, and (d) operating expenses of $164.7 million adjusted for various non-cash items including (i) $103.5 million of impairment of intangibles and goodwill, (ii) $13.9 million of amortization expense associated with patents and other intangibles, (iii) $4.5 million of stock-based compensation expense, (iv) $1.0 million of loss on the sale of the Provitro assets and the disposal of corporate office assets, (v) $1.0 million of non-cash loss associated with the abandonment of patents, (vi) $0.4 million of depreciation expense, and (vii) $0.1 million of cost associated with patents sold.

Cash Flows from Investing Activities. Cash provided by investing activities of $1.3 million for the year ended December 31, 2016 was due to the receipt of installment payments associated with the sale of the Provitro assets in 2015.

For the year ended December 31, 2015, the $1.9 million of cash used in investing activities was primarily due to the $2.0 million acquisition of intangible assets in February 2015, partially offset by $0.1 million of proceeds associated with the disposition of property and intangible assets.

Cash Flows from Financing Activities. Cash used in financing activities of $40,000 for the year ended December 31, 2016, relates to statutory taxes paid as a result of the vesting of restricted stock awards.

For the year ended December 31, 2015, the $4.3 million of cash used in financing activities consisted of a $4.0 million payment of an accrued obligation associated with the 2013 purchase of property and intangible assets and $0.4 million payment to acquire the minority partner’s interest in Provitro, partially offset by net proceeds of $0.1 million related to stock option/award activities.

Contractual Obligations. Our primary contractual obligations relate to an operating lease agreement for our main office location in Kirkland, Washington. Our contractual obligations as of December 31, 2016, were as follows (in thousands):

	Years ending December 31,
	Total	2017	2018	2019	2020 and Thereafter
Operating lease obligations	$892	$339	$348	$205	$—

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

As of December 31, 2016, our cash and investment portfolio consisted of both cash and money market funds with a fair value of $174.6 million. The primary objective of our investments in money market funds is to preserve principal while optimizing returns and minimizing risk, and our policies require, at the time of purchase, that we make these investments in short-term, high rated securities which currently yield between zero to 100 basis points.

December 31, 2016
Cash	$13,485
Money market funds	161,146
$174,631

Our primary foreign currency exposure relates to cash balances in foreign currencies. Due to the small balances we hold, we have determined that the risk associated with foreign currency fluctuations is not material to us.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Pendrell Corporation

We have audited the accompanying consolidated balance sheets of Pendrell Corporation (a Washington corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pendrell Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2017, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Seattle, Washington

March 15, 2017

Pendrell Corporation

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$174,631	$162,457
Accounts receivable	15,457	87
Other receivables	669	1,329
Prepaid expenses and other current assets	262	384
Total current assets	191,019	164,257
Property in service – net of accumulated depreciation of $531 and $512, respectively	74	118
Non-current accounts receivable	16,555	1,502
Other assets	29	638
Intangible assets – net of accumulated amortization of $62,884 and $54,523, respectively	4,716	14,377
Total	$212,393	$180,892
LIABILITIES, SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTEREST
Current liabilities:
Accounts payable	$125	$140
Accrued expenses	6,278	4,292
Other liabilities	95	119
Total current liabilities	6,498	4,551
Other non-current liabilities	7,796	—
Total liabilities	14,294	4,551
Commitments and contingencies (Note 8)
Shareholders’ equity and noncontrolling interest:
Preferred stock, $0.01 par value, 75,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.01 par value, 900,000,000 shares authorized 27,268,261 and 27,187,911 shares issued, and 21,491,373 and 21,410,896 shares outstanding	2,151	2,144
Class B convertible common stock, $0.01 par value, 150,000,000 shares authorized, 8,466,338 shares issued and 5,366,000 shares outstanding	537	537
Additional paid-in capital	1,962,178	1,958,376
Accumulated deficit	(1,763,060)	(1,780,823)
Total Pendrell shareholders’ equity	201,806	180,234
Noncontrolling interest	(3,707)	(3,893)
Total shareholders’ equity and noncontrolling interest	198,099	176,341
Total	$212,393	$180,892

The accompanying notes are an integral part of these consolidated financial statements.

Pendrell Corporation

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year ended December 31,
	2016	2015	2014
Revenue	$59,018	$43,519	$42,534
Operating expenses:
Cost of revenues	18,156	10,215	14,170
Patent administration and related costs	1,046	2,668	6,386
Patent litigation	4,169	13,076	9,880
General and administrative	7,508	16,750	27,467
Stock-based compensation	3,424	4,507	9,405
Amortization of intangibles	9,498	13,939	15,929
Impairment of intangibles and goodwill	—	103,499	11,013
Total operating expenses	43,801	164,654	94,250
Operating income (loss)	15,217	(121,135)	(51,716)
Interest income	696	156	94
Interest expense	—	(53)	(193)
Gain on contingencies	2,047	6,095	—
Other expense	(11)	(14)	(16)
Income (loss) before income taxes	17,949	(114,951)	(51,831)
Income tax expense	—	(2,631)	(6,303)
Net income (loss)	17,949	(117,582)	(58,134)
Net income (loss) attributable to noncontrolling interests	186	(7,902)	(7,132)
Net income (loss) attributable to Pendrell	$17,763	$(109,680)	$(51,002)
Basic income (loss) per share attributable to Pendrell	$0.66	$(4.13)	$(1.93)
Diluted income (loss) per share attributable to Pendrell	$0.64	$(4.13)	$(1.93)
Weighted average shares outstanding:
Basic	26,758,985	26,570,733	26,440,750
Diluted	27,691,866	26,570,733	26,440,750

The accompanying notes are an integral part of these consolidated financial statements.

Pendrell Corporation

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share data)

	Common stock			Additional
	Class A	Class B		paid-in	Accumulated	Shareholder’s	Noncontrolling
	shares	shares	Amount	capital	deficit	Equity	interests	Total
Balance, January 1, 2014	21,244,998	5,366,000	$2,663	$1,941,818	$(1,619,993)	$324,488	$12,305	$336,793
Vesting of Class A common stock issued for Ovidian acquisition	—	—	—	2,229	—	2,229	—	2,229
Issuance of Class A common stock from exercise of stock options	51,493	—	5	424	—	429	—	429
Class A common stock withheld at vesting to cover statutory tax obligations	(16,182)	—	(2)	(633)	(140)	(775)	—	(775)
Stock-based compensation and issuance of restricted stock, net of forfeitures	17,215	—	3	9,042	—	9,045	—	9,045
Net loss	—	—	—	—	(51,002)	(51,002)	(7,132)	(58,134)
Balance, December 31, 2014	21,297,524	5,366,000	$2,669	$1,952,880	$(1,671,135)	$284,414	$5,173	$289,587
Issuance of Class A common stock from exercise of stock options	35,835	—	4	215	—	219	—	219
Class A common stock withheld at vesting to cover statutory tax obligations	(3,881)	—	(1)	(131)	(8)	(140)	—	(140)
Stock-based compensation and issuance of restricted stock, net of forfeitures	115,668	—	12	4,693	—	4,705	—	4,705
Repurchase of restricted stock	(25,000)	—	(2)	—	—	(2)	—	(2)
Shares received through divesture of Ovidian	(9,250)	—	(1)	(45)	—	(46)	—	(46)
Purchase of noncontrolling interest in Provitro Biosciences LLC	—	—	—	764	—	764	(1,164)	(400)
Net loss	—	—	—	—	(109,680)	(109,680)	(7,902)	(117,582)
Balance, December 31, 2015	21,410,896	5,366,000	$2,681	$1,958,376	$(1,780,823)	$180,234	$(3,893)	$176,341
Class A common stock withheld at vesting to cover statutory tax obligations	(6,352)	—	—	(40)	—	(40)	—	(40)
Stock-based compensation and issuance of restricted stock, net of forfeitures	86,829	—	7	3,842	—	3,849	—	3,849
Net income	—	—	—	—	17,763	17,763	186	17,949
Balance, December 31, 2016	21,491,373	5,366,000	$2,688	$1,962,178	$(1,763,060)	$201,806	$(3,707)	$198,099

The accompanying notes are an integral part of these consolidated financial statements.

Pendrell Corporation

Consolidated Statements of Cash Flows

(In thousands, except share data)

	Year ended December 31,
	2016	2015	2014
Operating activities:
Net income (loss) including noncontrolling interest	$17,949	$(117,582)	$(58,134)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Stock-based compensation	3,424	4,507	9,405
Amortization of prepaid compensation from Ovidian acquisition	—	—	1,380
Amortization of intangible assets	9,498	13,939	15,929
Impairment of intangible assets and goodwill	—	103,499	11,013
Depreciation	51	351	523
Non-cash cost of patents monetized	—	138	794
Loss associated with the abandonment and/or disposition of patents	163	958	2,765
Loss on the disposition of property	—	1,015	—
Other	4	3	222
Other changes in certain assets and liabilities:
Accounts receivable, current and non-current	(30,423)	44	271
Prepaid expenses and other current/non-current assets	91	(1,108)	938
Accounts payable	(15)	(141)	115
Accrued expenses and other current liabilities	2,388	(5,670)	1,470
Non-current liabilities	7,796	—	—
Net cash provided (used) in operating activities	10,926	(47)	(13,309)
Investing activities:
Payment received on note receivable	1,300	—	—
Purchases of property and intangible assets	(12)	(2,077)	(119)
Proceeds associated with disposition of property	—	109	—
Net cash provided (used) in investing activities	1,288	(1,968)	(119)
Financing activities:
Proceeds from exercise of stock options	—	219	429
Payment of statutory taxes for stock awards	(40)	(140)	(775)
Payment of accrued obligations for purchased intangible assets	—	(4,000)	(2,000)
Purchase of noncontrolling interest in Provitro Biosciences LLC	—	(400)	—
Net cash used in financing activities	(40)	(4,321)	(2,346)
Net increase (decrease) in cash and cash equivalents	12,174	(6,336)	(15,774)
Cash and cash equivalents—beginning of period	162,457	168,793	184,567
Cash and cash equivalents—end of period	$174,631	$162,457	$168,793
Supplemental disclosures:
Income taxes paid	$—	$4,125	$6,272
Supplemental disclosure of non-cash investing and financing activities:
Note receivable for disposition of property	—	1,900	—

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

The Company was formed in 2000 to operate a next generation global mobile satellite communications system. The Company began its exit from the satellite business in 2011 with the sale of its interests in DBSD North America, Inc. and its subsidiaries to DISH Network Corporation. During 2012, the Company completed its exit with (i) the sale of its medium earth orbit (“MEO”) satellite assets (“MEO Assets”) that had been in storage for nominal consideration, (ii) the transfer of its in-orbit MEO satellite to a new operator who assumed responsibility for all related operating costs effective April 1, 2012, and (iii) the deconsolidation of its MEO-related international subsidiaries.

2. Summary of Significant Accounting Policies

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

On an ongoing basis, the Company evaluates its estimates, including among others, those related to revenue share obligations for the purpose of determining cost of revenue, the fair value of acquired intangible assets and goodwill, the useful lives and potential impairment of intangible assets and property and equipment, the value of stock awards for the purpose of determining stock-based compensation expense, accrued liabilities (including bonus accruals), valuation allowances related to the ability to realize deferred tax assets, allowances for doubtful receivables and certain tax liabilities. Estimates are based on historical experience and other factors, including the current economic environment as deemed appropriate under the circumstances. Estimates and assumptions are adjusted when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Any changes in estimates used to prepare these financial statements will be reflected in the financial statements in future periods.

Cash and Cash Equivalents—Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities from the date of purchase of 90 days or less. Cash and cash equivalents are comprised of the following (in thousands):

	December 31,
	2016	2015
Cash	$13,485	$26,951
Money market funds	161,146	135,506
	$174,631	$162,457

The fair value of money market funds at December 31, 2016 and 2015 was classified as Level 1 in the hierarchy established by the Financial Accounting Standards Board (“FASB”) as amounts were based on quoted prices available in active markets for identical investments as of the reporting date.

Accounts Receivable—Accounts receivable consist primarily of amounts billed to customers under licensing arrangements. For the years ended December 31, 2016, 2015 and 2014, the Company did not incur any losses on its accounts receivable. Based upon historical collections experience and currently available information, the Company has determined that no allowance for doubtful accounts was required at either December 31, 2016 or December 31, 2015. Carrying amounts of such receivables approximate their fair value due to their short-term nature.

Prepaid Expenses and Other Current Assets—As of December 31, 2016 and 2015, prepaid expenses and other current assets consisted primarily of insurance prepayments, prepayments of patent maintenance fees and prepayments of rent for leased facilities.

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

The Company previously evaluated goodwill for impairment on an annual basis during the fourth quarter, or more frequently if circumstances indicated that the carrying value of a Company reporting unit may exceed its fair value.  When evaluating goodwill and indefinite-lived intangible assets for impairment, the Company first performed a qualitative assessment to determine if fair value of the reporting unit was more likely than not greater than the carrying amount. If the assessment indicated that it was more likely than not that the fair value of a reporting unit was less than its carrying amount, then the Company further evaluated the estimated fair value of the reporting unit through the use of discounted cash flow models, which required management to make significant judgments as to the estimated future cash flows utilized. The Company’s ability to realize the future cash flows utilized in its fair value calculations could be affected by factors such as changes in its operating performance, changes in its business strategy, invalidation of its patents, unfavorable judgments in legal proceedings and changes in economic conditions. The results of the models were compared to the carrying amount of the reporting unit. If such comparison indicated that the fair value of the reporting unit was lower than the carrying amount, impairment would exist and the impairment charge would be measured by comparing the implied fair value of the reporting unit’s goodwill to its carrying value.

During 2015, the Company determined that a portion of its intellectual property assets and the balance of its goodwill were impaired and recognized an impairment charge of $103.5 million for the year ended December 31, 2015. During 2014, the Company recognized an impairment charge of $11.0 million related to intangibles and goodwill of its Provitro asset group. See Note 5, “Intangible Assets and Goodwill” for further details.

As a result of the impairments in 2015 and 2014, the Company no longer maintains balances for goodwill or indefinite-lived intangible assets in its financial statements.

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

As of December 31, 2016 and 2015, the Company’s financial instruments included its cash and cash equivalents, accounts receivable, other receivables, accounts payable and certain other assets and liabilities. The Company has determined that the carrying value of its financial instruments, based on the hierarchy established by the FASB, approximates the fair value of the financial instruments as they are equivalent to cash or due to their short-term nature.

Revenue Recognition— The Company derives its operating revenue from IP monetization activities, including patent licensing and patent sales; and, in years prior to 2016, from IP consulting services. Although the Company’s revenue may occur in different forms, it regards its IP monetization activities as integrated and not separate revenue streams. For example, a third party relationship could involve consulting and licensing activities, or the acquisition of a patent portfolio can lead to licensing, consulting and patent sales revenue.

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

Potential dilutive Common Shares consist of the incremental Class A common stock issuable upon the exercise of outstanding stock options (both vested and non-vested) and unvested restricted stock awards and units, calculated using the treasury stock method. The calculation of dilutive loss per share for the years ended December 31, 2015 and 2014 excludes all potential dilutive Common Shares as their inclusion would have been antidilutive.

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except share and per share data):

	Year ended December 31,
	2016	2015	2014
Net income (loss) attributable to Pendrell	$17,763	$(109,680)	$(51,002)
Weighted average common shares outstanding	26,827,699	26,713,685	26,633,662
Less: weighted average unvested restricted stock awards	(68,714)	(142,952)	(192,912)
Shares used for computation of basic income (loss) per share	26,758,985	26,570,733	26,440,750
Add back: weighted average unvested restricted stock awards and units	932,881	—	—
Shares used for computation of diluted income (loss) per share (1)	27,691,866	26,570,733	26,440,750
Basic income (loss) per share attributable to Pendrell	$0.66	$(4.13)	$(1.93)
Diluted income (loss) per share attributable to Pendrell	$0.64	$(4.13)	$(1.93)

(1)

Stock options, restricted stock awards and units totaling 1,305,365, 2,784,787 and 2,811,354 for the years ended December 31, 2016, 2015 and 2014, respectively, were excluded from the calculation of diluted income (loss) per share as their inclusion was anti-dilutive.

New Accounting Pronouncements—In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires companies that are lessees to recognize a right-of-use asset and lease liability for most leases that do not meet the definition of a short-term lease. For income statement purposes, leases will continue to be classified as either operating or financing. Classification will be based on criteria that are largely similar to those applied in current lease accounting. Compliance with this ASU is required for annual periods beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. As the Company’s future minimum lease commitments as of December 31, 2016 are less than $1.0 million, the Company believes the future adoption of this ASU will not have a material impact on its financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to simplify certain provisions in stock compensation accounting, including: (1) accounting for income taxes, (2) classification of excess tax benefits on the statement of cash flow, (3) forfeitures, (4) minimum statutory tax withholding requirements, (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes, (6) the practical expedient for estimating the expected term and (7) intrinsic value. Compliance with this ASU is required for annual periods beginning after December 15, 2016, and interim periods therein. Early adoption is permitted. The Company plans to adopt this ASU in the first quarter of its fiscal year ended December 31, 2017, which will result in an adjustment to retained earnings and additional paid in capital of approximately $0.2 million due to a change in its accounting for forfeitures.  The Company believes this adjustment will not have a material impact on its financial position, results of operations or cash flows.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows including: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon bonds, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transactions and (8) separately identifiable cash flows and application of the predominance principle. Compliance with this ASU is required for annual periods beginning after December 15, 2017, and interim periods therein. Early adoption is permitted. The adoption of this ASU during the year ended December 31, 2016 did not have an impact on the Company’s financial position, results of operations or cash flows.

Throughout the year ended December 31, 2016, the FASB has issued a number of ASUs which provide further clarification to ASU No. 2014-09, Revenue (Topic 606): Revenue from Contracts with Customers, issued in May 2014, which supersedes existing revenue recognition guidance under GAAP. The core principle of ASU No. 2014-09 is to recognize as revenue the amount that an entity expects to be entitled for goods or services at the time the goods or services are transferred to customers. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of the amendments in ASU No. 2014-09 to the annual reporting period beginning after December 15, 2017, with early adoption permitted beginning January 1, 2017. The ASUs issued in 2016 related to ASU No. 2014-09 will become effective when the guidance in ASU No. 2014-09 becomes effective. The Company is continuing to assess the impact, if any, of implementing ASU No. 2014-09 and related ASUs as of January 1, 2018, under the modified retrospective method where the cumulative effect is recognized at the date of initial application. The Company believes future adoption of these ASUs will not have a material impact on its financial position, results of operations or cash flows.

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

In September 2015, the Company sold Provitro’s facility and related tangible assets for $2.0 million, resulting in a $0.7 million loss which is included in general and administrative expenses for the year ended December 31, 2015. The purchase price is payable in installments of which $0.1 million was paid immediately, $0.4 million was received in January 2016, $0.9 million was received in August 2016 and $0.6 million is scheduled to be paid no later than March 1, 2017.  The installment payments are reflected in the balance sheet as follows (in thousands):

	December 31, 2016	December 31, 2015
Other receivables:
Provitro note receivable	$600	$1,300
Other	69	29
Total other receivables	$669	$1,329

Other assets:
Provitro note receivable	$—	$600
Other	29	38
Total other assets	$29	$638

Additionally, in December 2015, the Company sold its rights to the Provitro™ micro-propagation technology, resulting in a nominal amount of revenue.

4. Accounts Receivable (Current and Non-current)

The Company expects to receive the $15.5 million of current accounts receivable at December 31, 2016 no later than July 2017.  The Company expects to receive payment of approximately $15.7 million of its non-current accounts receivable in 2018 and the remainder in 2019.

A significant portion of the Company’s accounts receivable balance (current and noncurrent) is due from Toshiba Corporation.  In December 2016, Toshiba announced that it expects to write-down its nuclear business by several billion dollars.  The write-down could result in negative shareholder equity, which could make it difficult for Toshiba to obtain funding if needed.  At this time, based on its review of currently available information, the Company believes that no allowance for doubtful accounts is required with regards to its receivable from Toshiba. The Company continues to evaluate its position as more information becomes available.

5. Intangible Assets and Goodwill

2015 Impairment of Intangibles and Goodwill

In November 2015, as a result of the non-infringement verdicts in the Google Litigation and Apple Litigation (see Note 8), the Company revised its projected cash flows for its intangible assets, triggering an impairment analysis of its intangible assets and goodwill. The Company records an impairment charge on its intangible assets if it determines that their carrying value may not be recoverable. The carrying value is not recoverable if it exceeds the undiscounted cash flows resulting from the use of the asset and its eventual disposition. When the Company determines that the carrying value of its intangible assets may not be recoverable, the Company measures the potential impairment based on a projected discounted cash flow method using a discount rate determined by its management to be commensurate with the risk inherent in its current business model. An impairment loss is recognized only if the carrying amount of the intangible assets exceeds its estimated fair value. An impairment charge is recorded to reduce the pre-impairment carrying amount of the intangible assets to their estimated fair value.

Determining the fair value is highly judgmental in nature and requires the use of significant estimates and assumptions considered to be Level 3 fair value inputs, including anticipated future revenue opportunities, operating margins, and discount rates, among others. The estimated fair value of the intangible assets was determined based on the income approach, as it was deemed to be most indicative of the Company's fair value in an orderly transaction between market participants. Under the income approach the Company determined fair value based on estimated future cash flows resulting from licensing its intangible assets. The estimated cash flows were discounted by an estimated weighted-average cost of capital which reflects the overall level of inherent risk of the Company and the rate of return an outside investor would expect to earn. Upon completion of the analysis, the Company concluded that the estimated fair value of its intangible assets was less than their carrying amount and recorded an impairment charge of $82.3 million, which is included in "Impairment of intangibles and goodwill" in the accompanying Consolidated Statements of Operations.

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

2014 Impairment of Intangibles and Goodwill

In January 2015, the Company suspended further development of the Provitro™ technology as it had been unable to identify near-term opportunities to commercialize the technology. The Company determined that this suspension provided additional evidence about conditions that existed prior to December 31, 2014, triggering an impairment analysis of the intangibles associated with its Provitro asset group. In its impairment analysis, the Company compared the carrying amount of the Provitro™ technology to the future undiscounted net cash flows expected to be generated by the Provitro™ technology. The Company concluded that the anticipated undiscounted cash flows from the Provitro™ technology did not exceed the carrying value of the Provitro™ technology, and the Company recorded a $10.5 million non-cash impairment charge in its results of operations for the year ended December 31, 2014.  Additionally, as of December 31, 2014, the company determined that the goodwill related to its acquisition of Provitro was impaired and recorded a $0.5 million non-cash impairment charge for the year ended December 31, 2014.

Intangible Assets

The following table presents details of the Company’s intangible assets and related amortization (in thousands):

	December 31, 2016	December 31, 2015
Cost:
Patents	$65,796	$67,096
Customer relationships	1,804	1,804
Total cost	67,600	68,900
Accumulated amortization:
Patents	(61,080)	(52,719)
Customer relationships	(1,804)	(1,804)
Total accumulated amortization	(62,884)	(54,523)
Intangible assets, net	$4,716	$14,377

At December 31, 2016, the Company determined that the expected period of benefit of its patents is approximately two years.

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

During the year ended December 31, 2015, the Company further enhanced its existing memory and storage technologies patent portfolio for an additional $2.0 million. No patents were purchased during the years ended December 31, 2014 and 2016.

During the years ended December 31, 2015 and 2014, the Company sold certain patents in several transactions and has included the gross proceeds in revenue. No patents were sold during the year ended December 31, 2016. Cost associated with the patents sold, including any remaining net book value, are included in cost of revenues in the Company’s consolidated statements of operations. Certain of the patents sold, as well as certain of those licensed, were subject to an obligation to pay a substantial portion of the net proceeds to a third party. These costs are also included in cost of revenues. In future periods, these third party payments as a percentage of revenues may vary significantly based on the structure utilized for any given acquisition. Costs associated with patents sold during the years ended December 31, 2016, 2015 and 2014 were as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Cost of patents sold	$—	$138	$794

The Company periodically abandons patents that are not part of existing licensing programs or for which the Company has determined that it would no longer allocate resources to their maintenance and enforcement. Costs associated with the abandonment of patents, including any remaining net book value, are included in patent administration and related costs in the Company’s consolidated statements of operations and were as follows for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year ended December 31,
	2016	2015	2014
Cost associated with the abandonment and/or disposition of patents	$163	$958	$2,765

Amortization expense related to purchased intangible assets, reported as amortization of intangibles in the consolidated statements of operations, for the years ended December 31, 2016, 2015 and 2014 were as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Amortization of intangibles	$9,498	$13,939	$15,929

The estimated future amortization expense of purchased intangible assets as of December 31, 2016 is as follows (in thousands):

Year ending December 31,	Amount
2017	$2,358
2018	2,358
Total	$4,716

6. Accrued expenses

The following table summarizes accrued expenses (in thousands):

	December 31, 2016	December 31, 2015
Accrued payroll and related expenses	$1,134	$1,742
Accrued legal, professional and other expenses	538	2,550
Accrued revenue share obligations	4,606	—
	$6,278	$4,292

7. Other non-current liabilities

At December 31, 2016, other non-current liabilities, primarily consisting of revenue share obligations, are estimated to be payable as follows (in thousands):

Fiscal 2018	$7,362
Fiscal 2019	434
$7,796

8. Commitments and Contingencies

Lease and Commitments— The Company has operating lease agreements for its main office in Kirkland, Washington, and its office in Finland. The Company terminated its lease for office space in Plano, Texas effective June 30, 2016. Total rental expense included in general and administrative expenses in the Company’s consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014 was as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Rent expense	$245	$793	$662

As of December 31, 2016, future minimum payments under the Company’s lease agreements were as follows (in thousands):

Operating leases
2017	$339
2018	348
2019	205
Total minimum payments	$892

Litigation—In the opinion of management, except for those matters described below and elsewhere in this report, to the extent so described, litigation, contingent liabilities and claims against the Company in the normal course of business are not expected to involve any judgments or settlements that would be material to the Company’s financial condition, results of operations or cash flows.

ContentGuard Enforcement Actions—In late 2013 and early 2014, in the Eastern District of Texas, ContentGuard filed patent infringement lawsuits against various manufacturers of mobile communication and computing devices, through which ContentGuard alleged that these manufacturers infringed and continue to infringe nine of ContentGuard’s patents by making, using, selling or offering for sale their devices. The lawsuits culminated in two trials in the Fall of 2015: one against Apple, Inc. (the “Apple Litigation”) and the other against Google, Inc. and manufacturers of Android devices (the “Google Litigation”).

Settlements. In late 2015 and early 2016, ContentGuard agreed to license its patents to Amazon and DirecTV, thereby settling its claims against those two parties and releasing them from the Apple Litigation and Google Litigation.

Google Litigation Verdict. On September 23, 2015, a jury in the Google Litigation found that the patents asserted against Google and Samsung are valid, but that products accused in the Google Litigation do not infringe the patents. The judge entered judgment consistent with the verdict in October 2015. The non-infringement decision, if not overturned on appeal, applies to all defendants that manufacture, sell or distribute Android devices that run Google Play services.

Apple Litigation Verdict. On November 20, 2015, a jury in the Apple Litigation found that the patents asserted against Apple in the Apple Litigation are valid, but that Apple products accused in the Apple Litigation do not infringe the patents. The judge entered judgment consistent with the verdict in December 2015.

Appeals. ContentGuard appealed the juries’ findings in the Google Litigation and Apple Litigation to the Federal Circuit Court, which designated the appeals as companion cases. As such, the same panel of three judges will hear and decide both appeals. Briefing was completed in February 2017, and the Company anticipates that oral arguments will be heard in early June 2017. The Company cannot predict the outcome of the appeals.

IPR and CBM Petitions. In December 2014, Apple and Google filed a total of 35 petitions with the USPTO, through which Apple and Google challenged the validity of all nine patents asserted in the Apple Litigation and Google Litigation. The USPTO terminated all but one petition. The lone remaining petition, relating to patent number 7,774,280, went to trial and was resolved in ContentGuard’s favor. Google appealed the trial finding to the Federal Circuit Court. The Company cannot predict the outcome of the appeal.

ZTE —In early 2012, ContentGuard and its subsidiaries filed lawsuits in United States and German courts, alleging that ZTE Corporation, ZTE (USA) Inc. and ZTE Deutschland GmbH (collectively “ZTE”) infringed and continue to infringe ContentGuard patents by making, using, selling or offering for sale certain mobile communication and computing devices. In response, ZTE filed a nullity action against two of the patents and an opposition proceeding against the third patent. ZTE prevailed in the opposition proceeding, resulting in the revocation of one European patent, which ContentGuard has appealed. The infringement and nullity proceedings in Germany, along with all U.S. court actions, were “put to rest” or stayed as the result of a standstill agreement signed by ContentGuard and ZTE in December 2013. The standstill agreement has been extended through the end of 2017.

MTL Enforcement Actions—In December 2016, the Company’s wholly-owned subsidiary, Memory Technologies LLC (“MTL”) filed patent infringement claims against SanDisk LLC and certain affiliated companies (collectively, “SanDisk”) at the International Trade Commission (the “ITC”) and in the Federal District Court for the Central District of California (the “District Court”), through which MTL alleged that SanDisk infringed and continues to infringe MTL’s patents.

ITC Action. In its ITC filing, MTL requested that the ITC commence an investigation against SanDisk to bar the unlawful importation into the United States, the sale for importation, and the sale within the United States after importation of secure digital cards, microSD cards and components of such cards. The ITC instituted the investigation in January 2017, and MTL is cooperating with the investigation.

District Court Action. In parallel with the ITC Action, MTL filed a District Court action against SanDisk alleging infringement of eight patents and seeking monetary damages for patent infringement. The District Court action has been stayed pending resolution of the ITC Action.

The Company is unable to anticipate the timing or outcome of the ITC Action and the District Court Action.

9. Shareholders’ Equity

Common Stock—The Company’s Articles of Incorporation authorizes two classes of common stock, Class A and Class B. The rights of the holders of shares of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Holders of shares of Class A common stock are entitled to one vote per share. Holders of shares of Class B common stock are entitled to ten votes per share. The Class B common stock is convertible at any time at the option of its holder into shares of Class A common stock. Each share of Class B common stock is convertible into one share of Class A common stock. Additionally, subject to certain exceptions, shares of Class B common stock will automatically convert into shares of Class A common stock if the shares of Class B common stock are sold or transferred. Class A common stock is not convertible. Eagle River Satellite Holdings, LLC, the Company’s controlling shareholder, together with its affiliates Eagle River Investments, LLC, Eagle River, Inc. and Eagle River Partners, LLC held an economic interest of approximately 33.3% and a voting interest of approximately 65.0% in the Company as of December 31, 2016.

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

Under the 2012 Plan, the aggregate number of shares of Class A common stock that may be issued pursuant to Awards from and after the effective date of the 2012 Plan will not exceed, in the aggregate, the sum of 3,795,254 shares, plus any shares subject to outstanding stock awards granted under the 2000 Plan that (i) expire or terminate for any reason prior to exercise or settlement; (ii) are forfeited, canceled or otherwise returned due to the failure to meet a condition required to vest such shares; or (iii) are reacquired, withheld or not issued to satisfy a tax withholding obligation in connection with an award. As of December 31, 2016, 2,449,419 shares were reserved and remain available for grant under the 2012 Plan.

Stock-Based Compensation—The Company records stock-based compensation based on the estimated fair value on the date of grant and recognizes compensation cost over the requisite service period for awards expected to vest. The Company estimates its forfeiture rate for Awards based on the Company’s historical rate of forfeitures due to terminations and expectations for forfeitures in the future. The Company’s estimated forfeiture rate was 5% for the years ended December 31, 2016, 2015 and 2014.

Stock-based compensation expense included in the Company’s consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014 was as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Stock options (1)	$1,193	$2,236	$7,268
Restricted stock awards (1) (2)	2,231	2,271	2,137
Total stock-based compensation expense	$3,424	$4,507	$9,405

(1)

On November 19, 2014, Benjamin G. Wolff resigned from his positions as President and Chief Executive Officer of the Company. The Company entered into a separation agreement in accordance with the terms of Mr. Wolff’s Amended and Restated Employment Letter Agreement (the "Agreement"). The Agreement provided for the vesting of all options, shares of restricted stock ("RSAs") and restricted stock units ("RSUs") in which Mr. Wolff would have vested had he remained actively employed by the Company through the second anniversary of his resignation, excluding any unvested performance-based RSAs or performance-based RSUs. The Agreement also provided for an extension of the exercise period for Mr. Wolff’s vested stock options until December 15, 2015. The extension of the exercise period is considered a modification and resulted in additional stock-based compensation expense of $0.7 million, as determined using a Black-Scholes model, which was recognized on the modification date as the options were vested pursuant to the Agreement. The accelerated vesting of the options, RSUs and RSAs resulted in $2.1 million of additional stock-based compensation expense in the year ended December 31, 2014.

(2)

Stock-based compensation expense for the year ended December 31, 2015 and 2014, includes $0.2 million and $0.8 million of expense, respectively, related to 250,000 Class A common stock restricted stock awards that are required to be treated as a liability. The Company settled the related liability with a $2.5 million payment in April 2015 and no further expense has been incurred.

At December 31, 2016, the balance of stock-based compensation cost to be expensed in future years related to unvested stock-based awards, as adjusted for expected forfeitures, is as follows (in thousands):

2017 (1)	$2,823
2018 (1)	1,859
2019 and thereafter	—
$4,682

(1)

Future expense does not include expense related to 0.1 million performance-based stock options and 0.2 million performance-based restricted stock awards granted in 2015, as these awards vest upon the achievement of certain performance milestones for which the related performance targets have yet to be established. The fair value of these awards will not be known until the date the performance targets are established at which point expensing will commence.

The weighted average period over which the unearned stock-based compensation expense is expected to be recognized is approximately 1.75 years.

Stock Options and Stock Appreciation Rights—The Company has granted stock options and stock appreciation rights to employees, directors, consultants and advisors in connection with their service to the Company. Stock options to purchase the Company’s Class A common stock are granted at the fair market value of the stock on the date of grant. The Company has both service-based stock options and performance-based stock options. The majority of service-based stock options granted to employees become exercisable over a four year period, while stock options granted to non-employee directors generally vest over one year. Performance-based stock options become exercisable if the Company achieves specified performance goals during the performance period and the grantee remains employed during the subsequent vesting period. Stock options generally expire 10 years after the date of grant or up to three months after termination of employment, whichever occurs earlier. There are no stock appreciation rights currently outstanding.

The weighted average fair value of stock options granted during the years ended December 31, 2016, 2015 and 2014 was estimated using the Black-Scholes Model with the following assumptions:

	Year ended December 31,
	2016	2015	2014
Weighted average expected volatility	53%	48%	55%
Weighted average risk-free interest rate	1.2%	1.9%	1.9%
Expected dividend yield	0%	0%	0%
Weighted average expected term in years	5.5	6.0	6.2
Weighted average estimated fair value per option granted	$3.32	$4.70	$7.90

The assumptions used to calculate the fair value are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

The Company’s expected stock price volatility rate is based on a peer group, which the Company believes is a reasonable representation of the Company’s business direction and expected future volatility as an IP investment and asset management business.

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

The Company’s stock option activity for the year ended December 31, 2016 is summarized as follows:

	Number of options	Weighted average exercise price	Weighted average remaining life (in years)
Outstanding at December 31, 2015	1,731,732	$16.21
Granted (1)	24,000	6.91
Forfeited	(450,367)	17.19
Outstanding at December 31, 2016 (2)	1,305,365	$15.70	6.72
Exercisable at December 31, 2016 (2)	800,140	$16.97	5.95
Vested and expected to vest at December 31, 2016 (2)	1,256,354	$15.64	6.81

(1)	All options granted were to members of the Company’s board of directors.
(2)

Aggregate intrinsic value represents the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options, before applicable income taxes and represents the amount optionees would have realized if all in-the-money options had been exercised on December 31, 2016. As of December 31, 2016, the aggregate intrinsic values of stock options outstanding, exercisable, and vested and expected to vest were all zero as the closing stock price of the Company’s stock was lower than the exercise prices of its outstanding options.

The total fair value of options which vested during the years ended December 31, 2016, 2015 and 2014 was approximately $2.0 million, $2.5 million and $7.3 million, respectively.

The following table summarizes significant ranges of outstanding and exercisable stock options as of December 31, 2016:

	Outstanding stock options			Exercisable stock options
Range of exercise prices	Number of options	Weighted average exercise price	Weighted average remaining life (in years)	Number of options	Weighted average exercise price
$ 6.91—$12.90	268,125	$11.00	6.37	244,125	$11.40
$12.91—$13.25	176,090	13.10	8.38	88,050	13.10
$13.26—$14.05	400,000	13.40	8.52	100,000	13.40
$14.06—$19.60	232,500	16.24	5.75	167,002	16.60
$19.61—$42.20	228,650	26.67	4.06	200,963	27.49
	1,305,365	$15.70	6.72	800,140	$16.97

Restricted Stock Awards—The Company has granted restricted stock awards to employees, directors and consultants in connection with their service to the Company. The Company’s stock grants can be categorized as either service-based awards, performance-based awards, and/or market-based awards.

The Company’s restricted stock award activity for the year ended December 31, 2016 is summarized as follows:

	Number of restricted stock awards	Weighted average grant date fair value
Unvested—December 31, 2015	1,053,075	$8.40
Granted (1)	78,083	5.46
Vested	(200,856)	10.52
Forfeited	(39,547)	10.32
Unvested—December 31, 2016	890,755	$8.23

(1)	Represents shares issued to the Company’s Board of Directors as compensation for service. These awards have a grant date fair value of $0.4 million and vest upon issuance.

During the year ended December 31, 2016, 122,773 stock awards vested as a result of the Company’s employees achieving service and performance targets. Certain holders of the vested RSAs and RSUs exercised their right to have their awards net-share settled to cover statutory employee taxes related to the vesting of the RSAs and RSUs. The settlement of these awards resulted in the Company repurchasing and/or cancelling 6,352 shares for approximately $40,000.

10. Gain on Contingencies

During 2012, as part of the Company’s exit from the satellite business, the Company sold its MEO Assets that had been in storage for nominal consideration. Under the sales agreement, the Company was entitled to a substantial portion of any proceeds that the buyer generated from the resale of the MEO Assets. In January 2015, the buyer resold the MEO Assets and the Company received two of three scheduled payments for these assets in 2015, resulting in the recognition of $3.9 million gain on contingency in the year ended December 31, 2015.

The Company received the final scheduled payment in April 2016, resulting in the recognition of a $2.0 million gain on contingency in the year ended December 31, 2016. Due to the uncertainty of collection at December 31, 2015, the Company did not recognize the gain generated by the third scheduled payment for the MEO Assets in 2015.

In March 2012, the Company asserted claims in arbitration in London against the J&J Group to recover approximately $2.7 million in costs that J&J was required to reimburse the Company pursuant to a MEO satellite asset purchase agreement that was signed in April 2011. During 2011, the Company recorded a receivable of $2.7 million to reflect the J&J Group’s reimbursement obligation and established a corresponding reserve in the full amount of the receivable pending resolution of the dispute. In November 2012, the Company obtained an arbitration judgment award for approximately $4.0 million, which included the requested reimbursement plus costs and fees of approximately $1.3 million. J&J Group submitted multiple appeals to the UK courts, and in December 2014, the Company obtained an enforcement judgment against J&J Group, and commenced collection efforts.  In November 2015, the Company entered into a settlement agreement with the J&J Group whereby it received approximately $1.6 million, net of collection costs, in full and final settlement of all claims against the J&J Group which is included in gain on contingencies in the statements of operations for the year ended December 31, 2015.

Additionally, the Company recorded a gain of $0.5 million during 2015 as a result of the release of a tax indemnification liability associated with the acquisition of Ovidian in June 2011.

11. Income Taxes

The Company’s income tax expense for the years ended December 31, 2016, 2015 and 2014 consists of the following (in thousands):

	Year ended December 31,
	2016	2015	2014
United States—deferred	$—	$(1,497)	$33
Foreign—current	—	4,128	6,270
	$—	$2,631	$6,303

For the year ended December 31, 2016, the Company did not record a provision for U.S. federal income tax due to available tax loss carryforwards. During the year ended December 31, 2015, as a result of the impairment of certain indefinite-lived intangibles, the deferred tax liability associated with these intangibles was decreased, resulting in a federal tax benefit of $1.5 million.

For the years ended December 31, 2015 and 2014, the Company recorded tax provisions of $4.1 million and $6.3 million, respectively, related to foreign taxes withheld on revenue generated from license agreements executed with third party licensees domiciled in a foreign jurisdiction. The Company had no foreign taxes withheld during the year ended December 31, 2016.  In general, foreign taxes withheld may be claimed as a deduction on future U.S. corporate income tax returns, or as a credit against future U.S. federal income tax liabilities, subject to certain limitations. However, due to uncertainty regarding the Company’s ability to utilize the deduction or credit resulting from the foreign withholding, the Company established a full valuation allowance against the related deferred tax asset.

A reconciliation of the federal statutory income tax rate of 34% to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2016	2015	2014
Statutory tax rate	34.00%	34.00%	34.00%
Change in valuation allowance	(59.30)	(22.59)	(95.75)
Release of uncertain tax position	—	—	62.77
Foreign withholding taxes	—	(2.37)	(7.98)
Goodwill impairment	—	(6.07)	—
Stock-based compensation	10.24	(3.23)	—
Loss on sale of subsidiary	13.70	—	—
Other	1.36	(2.03)	(5.20)
Effective tax rate	0%	(2.29)%	(12.16)%

The significant components of the Company’s net deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2016	December 31, 2015
Deferred tax assets:
Net operating losses	$941,163	$956,181
Basis difference in Liquidating Trust	16,955	16,894
Accrued expenses and other	12,336	10,380
Total deferred tax assets	970,454	983,455
Valuation allowance	(970,454)	(981,096)
Net deferred tax assets	$—	$2,359
Deferred tax liabilities:
Intangibles	$—	$(2,359)
Total deferred tax liabilities	$—	$(2,359)
Net deferred tax liabilities	$—	$—

As of December 31, 2016, the Company had federal tax net operating loss carryforwards in the United States (“NOLs”) of approximately $2.5 billion.  A significant portion of the NOL was generated when the Company disposed of its satellite business and transferred the MEO-related international subsidiaries to a liquidating trust. The Company believes the NOL can be carried forward to offset certain future taxable income that may be generated during the NOL carryforward period.  The NOL carryforward period begins to expire in 2025 with a significant portion expiring in 2032.  The use of the NOL will be significantly limited if the Company undergoes a Tax Ownership Change under Section 382 of the Internal Revenue Code (“Tax Ownership Change”).  Broadly, the Company will have a Tax Ownership Change if, over a three year testing period, the portion of all stock of the Company, by value, owned by one or more 5% shareholder increases by more than 50 percentage points.  For purposes of this test, shareholders that own less than 5% of the stock of the Company are aggregated into one or more separate “public groups”, each of which is treated as a 5% shareholder.  In general, shares traded within a public group are not included in the Tax Ownership Change test.   As discussed below, the Board of Directors adopted a Tax Benefits Preservation Plan designed to preserve shareholder value and the value of certain tax assets primarily associated with NOLs.  As of December 31, 2016, the Company also had tax loss carryforwards in the state of California of approximately $1.3 billion, a portion of which will expire in 2017.  A significant portion of the California loss carryforward was generated when the Company disposed of its satellite business and will expire in 2032.  The impacts of a Tax Ownership Change, discussed above, would apply to the California tax losses as well.

For all years presented, the Company has considered all available evidence, including the history of tax losses and the uncertainty around future taxable income.  Based on the weight of the evidence available at December 31, 2016, a valuation allowance has been recorded to reduce the value of the Company’s DTA, including the DTA associated with the NOL, to an amount that is more likely than not to be realized.

As of December 31, 2016, the Company had unrecognized tax benefits of $15.3 million related to income tax refund claims filed in various jurisdictions. Due to the uncertain nature of the refund claims, the uncertain tax positions have not been recorded as an income tax benefit.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2016	2015	2014
Beginning of period	$15,594	$5,132	$37,665
Additions for tax positions taken during the current period	—	10,462	—
Reductions for tax positions taken during prior periods	—	—	(32,533)
Exchange rate fluctuations	(271)	—	—
End of period	$15,323	$15,594	$5,132

All of the unrecognized tax benefits at December 31, 2016, if fully recognized, would affect the Company’s effective tax rate. The Company estimates that a reduction in its unrecognized tax benefits of approximately $15.3 million may occur within the next twelve months upon resolution of determinations by taxing authorities.

The Company and its subsidiaries file U.S. federal income tax returns and tax returns in various state and foreign jurisdictions. The Company is open to examination for the years ended 2005 and forward with respect to NOLs generated and carried forward from those years. The Company is open to examination by foreign jurisdictions for tax years 2012 forward.

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

Due to the significant number of shares held by the Company’s largest shareholders and the type of income that the Company generates, the Company must continually assess share ownership of Pendrell and its consolidated subsidiary ContentGuard to determine whether or not there is Concentrated Ownership of either corporation. For 2016, the Company determined that Pendrell, the parent company, met the Concentrated Ownership test, but that ContentGuard has not yet met the Concentrated Ownership test due to the interest held by its minority shareholder.  The Company does not expect to have a PHC liability for 2016 because Pendrell did not have undistributed net PHCI.  If either Pendrell or ContentGuard is determined to be a PHC in the future, generates net PHCI, and does not distribute to its shareholders a proportionate dividend in the full amount of the net PHCI, then the undistributed net PHCI will be taxed.

Tax Benefits Preservation Plan—Effective January 29, 2010, the Board of Directors adopted the Tax Benefits Preservation Plan (“Tax Benefits Plan”) to help the Company preserve its ability to utilize fully its NOLs and to help preserve potential future NOLs. As discussed above, if the Company experiences a “Tax Ownership Change,” as defined in Section 382 of the Internal Revenue Code, the Company’s ability to use the NOLs could be significantly limited.

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

12. Employee Benefits

The Company provides its eligible employees with medical and dental benefits, insurance arrangements to cover death in service, long-term disability and personal accident, as well as a defined contribution retirement plan. Expense related to contributions by the Company under the defined contribution retirement plan included in general and administrative expenses in the Company’s consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014 was as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Defined contribution expenses	$80	$201	$264

13. Related Parties

The Company considers its related parties to be its principal shareholder and its affiliates.

Eagle River Satellite Holdings, LLC (“ERSH”), Eagle River Investments, LLC (“ERI”), Eagle River, Inc. and Eagle River Partners, LLC (“ERP”)—ERSH is the Company’s controlling shareholder. ERSH, together with its affiliates ERI, Eagle River, Inc. and ERP (collectively, “Eagle River”) holds an economic interest of approximately 33.3% of the Company’s outstanding common stock and a voting interest of approximately 65.0% in the Company as of December 31, 2016. Craig O. McCaw, our Executive Chairman, is the sole manager and beneficial member of ERI, which is the sole member of ERSH. Mr. McCaw is the sole shareholder of Eagle River, Inc. and the beneficial member of ERP. Mr. McCaw disclaims beneficial ownership of the securities owned by ERSH, ERI and ERP, except to the extent of any pecuniary interest.

14. Quarterly Financial Data (Unaudited)

The following table contains selected unaudited statement of operations information for each quarter of the years ended December 31, 2016 and 2015. The quarterly financial data reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Unaudited quarterly results were as follows (in thousands, except per share data):

	Three months ended
	March 31,		June 30,		September 30,		December 31,
	2016	2015	2016	2015	2016	2015	2016	2015
Revenue	$13,500	$25,245	$45,003	$2,147	$—	$15,465	$515	$662
Impairment of intangibles and goodwill	—	—	—	—	—	—	—	(103,499)
Operating income (loss)	4,928	1,076	21,103	(8,021)	(5,501)	(2,129)	(5,313)	(112,061)
Net income (loss)	7,110	(1,315)	21,257	(7,990)	(5,341)	127	(5,077)	(108,404)
Net income (loss) attributable to Pendrell	6,565	(559)	21,420	(7,558)	(5,254)	1	(4,968)	(101,564)
Basic income (loss) per share attributable to Pendrell (1)	$0.25	$(0.02)	$0.80	$(0.28)	$(0.20)	$—	$(0.19)	$(3.82)
Diluted income (loss) per share attributable to Pendrell (1)	$0.24	$(0.02)	$0.77	$(0.28)	$(0.20)	$—	$(0.19)	$(3.82)

(1)	Per share amounts for the three months ended September 30, 2015 were less than $0.01.

15. Subsequent Events

Pursuant to the 2013 agreement under which the Company acquired its memory and storage technologies portfolio, the Company shares a significant portion of the revenue generated from memory patents with the seller. On February 23, 2017, the seller agreed to relinquish its future revenue share in exchange for an up-front payment and future installment payments. This agreement will result in a one-time charge of $3.2 million to expense in the first quarter of 2017 and will significantly reduce the Company’s “cost of revenues” on future memory patent revenue.

Additionally, on March 9, 2017, the Company agreed to redeem 2,432,923 shares of the Company’s Class A common stock from Highland Crusader Offshore Partners, L.P. (“Crusader”) in a private transaction at a price of $6.55 per share, subject to possible adjustment if, on or before August 15, 2017, the Company buys or sells a substantial number of shares of Class A Stock for a higher price.

Further, on March 10, 2017, the Board of Directors (the “Board”) of the Company approved and recommended that the Company’s shareholders approve a 1-for-100 reverse stock split (the “Reverse Split”) of the Company’s shares of Class A Stock and Class B common stock (collectively, the “Common Stock”). If approved by the shareholders at the Company’s 2017 annual meeting of shareholders, the Reverse Split will be effective at the close of trading on June 30, 2017 (the “Effective Date”), the Company’s Articles of Incorporation will be amended as of the Effective Date to reflect the Reverse Split, and any shareholder who holds less than 100 shares of Common Stock immediately prior to the Reverse Split will receive a cash payment in lieu of their fractionalized shares.

The Board approved the Reverse Split based on a recommendation from a special committee of the Board’s independent directors (the “Committee”). The Committee recommended the Reverse Split to enable the Company to terminate the registration of the Class A Stock under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), and cease to be a reporting company under the Exchange Act if, after the Reverse Split, there are fewer than 300 record holders of Class A Stock. This de-registration will eliminate the expenses related to the disclosure, reporting and compliance requirements of the Exchange Act and related federal securities laws and regulations. The Board may abandon the proposed Reverse Split at any time prior to the Effective Date if the Board determines that it is no longer in the best interests of the Company or its shareholders.  However, if its shareholders approve the Reverse Split, the Company anticipates the termination of its registration and the termination of its Nasdaq listing as soon as practicable after the Effective Date.

On March 10, 2017, at the recommendation of the Committee, the Board also authorized a share repurchase plan (the “Repurchase Plan”) for up to one million shares of Class A Stock. The Repurchase Plan contemplates the repurchase of shares from time to time at prevailing market prices, through open market or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Exchange Act. The Committee recommended the Repurchase Plan, and the Board approved the Repurchase Plan, to provide shareholders with an opportunity for liquidity prior to the Effective Date of the Reverse Split. The Repurchase Plan does not require the Company to repurchase any minimum number of shares, and may be suspended, discontinued or modified at any time, for any reason and without notice.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures as of December 31, 2016, as such terms are defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and have concluded that these disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e)) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Our internal control over financial reporting as of December 31, 2016 has been audited by Grant Thornton, an independent registered public accounting firm, as stated in their report which appears in “Item 9A—Controls and Procedures” within this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Pendrell Corporation

We have audited the internal control over financial reporting of Pendrell Corporation (a Washington corporation) and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated March 15, 2017, expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Seattle, Washington

March 15, 2017

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the sections entitled “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Proxy Statement relating to our 2017 Annual Meeting of Shareholders.

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference to the sections entitled “Executive Compensation,” “Director Compensation” and “Corporate Governance-Meetings of the Board, Committees of the Board and Compensation Committee Interlocks and Insider Participation” and “Executive Compensation—Compensation Committee Report” in our Proxy Statement relating to our 2017 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our Proxy Statement relating to our 2017 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance-Independence of the Board of Directors” in our Proxy Statement relating to our 2017 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the section entitled “Ratification of the Selection of Our Independent Registered Public Accounting Firm” in our Proxy Statement relating to our 2017 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a)	Documents filed as part of this report
(1)	Consolidated financial statements

The following consolidated financial statements are included in Part II, Item 8 of this report:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2016 and 2015
•	Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014
•	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014
•	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
•	Notes to Consolidated Financial Statements
(2)	Financial statement schedules

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

Item 16.	Form 10-K Summary.

The Company has elected not to include summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENDRELL CORPORATION
(Registrant)

Date: March 15, 2017	By:	/S/ LEE E. MIKLES
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

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on March 15, 2017:

Signature	Title	Date

/S/ LEE E. MIKLES Lee E. Mikles	Chief Executive Officer and President (Principal Executive Officer), Director	March 15, 2017

/S/ STEVEN A. EDNIE Steven A. Ednie	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2017

/S/ RICHARD P. EMERSON Richard P. Emerson	Director	March 15, 2017

/S/ NICOLAS KAUSER Nicolas Kauser	Director	March 15, 2017

/S/ CRAIG O. MCCAW Craig O. McCaw	Executive Chairman and Chairman of the Board of Directors	March 15, 2017

/S/ R. GERARD SALEMME R. Gerard Salemme	Director	March 15, 2017

/S/ STUART M. SLOAN Stuart M. Sloan	Director	March 15, 2017

/S/ H. BRIAN THOMPSON H. Brian Thompson	Director	March 15, 2017

INDEX TO EXHIBITS

		Incorporated By Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Original Exhibit No.	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger dated November 14, 2012 between Pendrell Corporation, a Delaware corporation and Pendrell Washington Corporation, a Washington corporation	8-K	001-33008	2.1	11/15/12

3.1	Articles of Incorporation of Pendrell Corporation, a Washington corporation	8-K	001-33008	3.1	11/15/12

3.2	Articles of Amendment to Articles of Incorporation of Pendrell Corporation	8-K	001-33008	3.1	06/19/15

3.3	Articles of Amendment to Articles of Incorporation of Pendrell Corporation	8-K	001-33008	3.1	09/30/16

3.4	Bylaws of Pendrell Corporation, a Washington corporation	8-K	001-33008	3.2	11/15/12

3.5	Amendment No. 1 to Bylaws of Pendrell Corporation	8-K	001-33008	3.2	06/19/15

4.1	Tax Benefits Preservation Plan dated as of January 29, 2010 and re-affirmed on June 17, 2015, by and between ICO Global Communications (Holdings) Limited and Computershare, as Rights Agent	8-K	001-33008	4.1	02/01/10

4.2	Subscription Form and Form of Rights Certificate	8-K	001-33008	4.19	02/18/10

10.1	Form of Director and Executive Officer Indemnification Agreement of Pendrell Corporation, a Washington corporation	8-K	001-33008	10.1	11/15/12

10.2	Indemnification Agreement, dated August 11, 2000, between ICO-Teledesic Global Limited and Eagle River Investments, LLC	10-12G	000-52006	10.14	05/15/06

10.3	Indemnification Agreement, dated July 17, 2000, between ICO-Teledesic Global Limited and Cascade Investment, LLC	10-12G	000-52006	10.16	05/15/06

10.4*	ICO Global Communications (Holdings) Limited 2000 Stock Incentive Plan, As Amended and Restated effective June 15, 2007	10-Q	001-33008	10.20.1	08/14/07

10.5*	Form of Class A Common Stock Option Agreement under 2000 Stock Incentive Plan	10-12G	000-52006	10.21	05/15/06

10.6*	Form of Restricted Stock Award Agreement under 2000 Stock Incentive Plan	10-12G	000-52006	10.23	05/15/06

10.7*	Pendrell Corporation 2012 Equity Incentive Plan, as amended					X

		Incorporated By Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Original Exhibit No.	Filing Date	Filed Herewith

10.8*	Form of Stock Option Agreement under 2012 Equity Incentive Plan, as amended	10-K	001-33008	10.9	03/08/13

10.9*	Form of Restricted Stock Unit Agreement under 2012 Equity Incentive Plan	10-Q	001-33008	10.1	10/30/15

10.10*	Form of Restricted Stock Award Agreement under 2012 Equity Incentive Plan	10-Q	001-33008	10.2	10/30/15

10.11*	Pendrell Corporation 2016 Incentive Plan	8-K	001-33008	10.1	03/18/16

10.12*	Board Compensation Policy, effective January 1, 2013, as amended on September 30, 2016					X

10.13	Form of Securities Purchase Agreement	8-K	001-33008	10.1	06/06/08

10.14*	Employment Letter Agreement between Pendrell Corporation and Lee E. Mikles signed June 8, 2015 to be effective June 1, 2015	8-K	001-33008	10.1	06/10/15

10.15*	Retention Agreement effective February 16, 2015 between Pendrell Corporation and R. Gerard Salemme	10-K	001-33008	10.16	03/16/15

10.16*	Employment Letter Agreement between Pendrell Corporation and Steven A. Ednie dated August 28, 2014, as supplemented by addenda dated February 13, 2015 and February 1, 2017					X

10.17*

Employment Letter Agreement between Pendrell Corporation (formerly ICO Global Communications (Holdings) Limited) and Timothy M. Dozois dated July 1, 2011, as supplemented by addenda dated January 1, 2015, February 13, 2015 and February 1, 2017

						X

10.18	Stock Redemption Agreement dated March 9, 2017 between Pendrell Corporation and Highland Crusader Offshore Partners, L.P.	8-K	001-33008	10.1	03/13/17

21.1	List of Subsidiaries					X

31.1	Certification of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a)					X

31.2	Certification of the principal financial and accounting officer required by Rule 13a-14(a) or Rule 15d-14(a)					X

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350)					X

Incorporated By Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Original Exhibit No.	Filing Date	Filed Herewith

101

The following financial statements from Pendrell Corporation’s 10-K for the fiscal year ended December 31, 2016 formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements

X

*	Management contract or compensatory plan or arrangement.