Form 10-Q
period 2017-03-31
Pendrell Corp
filed 2017-04-28
CIK 1359555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

As of April 21, 2017, the registrant had 19,290,646 shares of Class A common stock and 5,366,000 shares of Class B convertible common stock outstanding.

PENDRELL CORPORATION

FORM 10-Q

For the three months ended March 31, 2017

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Pendrell Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$150,815	$174,631
Accounts receivable	15,018	15,457
Other receivables	81	669
Prepaid expenses and other current assets	583	262
Total current assets	166,497	191,019
Property in service – net of accumulated depreciation of $542 and $531, respectively	67	74
Non-current accounts receivable	16,555	16,555
Other assets	29	29
Intangible assets – net of accumulated amortization of $62,928 and $62,884, respectively	4,126	4,716
Total	$187,274	$212,393
LIABILITIES, SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTEREST
Current liabilities:
Accounts payable	$451	$125
Accrued expenses	5,022	6,278
Other liabilities	88	95
Total current liabilities	5,561	6,498
Other non-current liabilities	6,412	7,796
Total liabilities	11,973	14,294
Commitments and contingencies (Note 7)
Shareholders’ equity and noncontrolling interest:
Preferred stock, $0.01 par value, 75,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.01 par value, 900,000,000 shares authorized 25,051,133 and 27,268,261 shares issued, and 19,274,244 and 21,491,373 shares outstanding	2,128	2,151
Class B convertible common stock, $0.01 par value, 150,000,000 shares authorized, 8,466,338 shares issued and 5,366,000 shares outstanding	537	537
Additional paid-in capital	1,947,363	1,962,178
Accumulated deficit	(1,770,996)	(1,763,060)
Total Pendrell shareholders’ equity	179,032	201,806
Noncontrolling interest	(3,731)	(3,707)
Total shareholders’ equity and noncontrolling interest	175,301	198,099
Total	$187,274	$212,393

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data, unaudited)

	Three months ended March 31,
	2017	2016
Revenue	$—	$13,500
Operating expenses:
Patent administration and related costs	257	362
Patent litigation	1,350	2,727
General and administrative	1,892	1,990
Stock-based compensation	815	1,112
Amortization of intangible assets	589	2,381
Contract termination costs	3,161	—
Total operating expenses	8,064	8,572
Operating income (loss)	(8,064)	4,928
Interest income	283	137
Gain on contingency	—	2,047
Other expense	(2)	(2)
Income (loss) before income taxes	(7,783)	7,110
Income taxes	—	—
Net income (loss)	(7,783)	7,110
Net income (loss) attributable to noncontrolling interest	(24)	545
Net income (loss) attributable to Pendrell	$(7,759)	$6,565
Basic income (loss) per share attributable to Pendrell	$(0.29)	$0.25
Diluted income (loss) per share attributable to Pendrell	$(0.29)	$0.24
Weighted average shares outstanding used to compute basic income (loss) per share	26,453,300	26,704,696
Weighted average shares outstanding used to compute diluted income (loss) per share	26,453,300	27,680,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(In thousands, except share data, unaudited)

	Common stock
	Class A shares	Class B shares	Amount	Additional paid-in capital	Accumulated deficit	Shareholders’ equity	Noncontrolling interest	Total
Balance, December 31, 2016	21,491,373	5,366,000	$2,688	$1,962,178	$(1,763,060)	$201,806	$(3,707)	$198,099
Repurchase of Class A common stock	(2,432,923)	—	(24)	(15,911)	—	(15,935)	—	(15,935)
Stock-based compensation and issuance of restricted stock, net of forfeitures	215,794	—	1	919	—	920	—	920
Effect of accounting change to zero forfeitures for stock- based compensation	—	—	—	177	(177)	—	—	—
Net loss	—	—	—	—	(7,759)	(7,759)	(24)	(7,783)
Balance, March 31, 2017	19,274,244	5,366,000	$2,665	$1,947,363	$(1,770,996)	$179,032	$(3,731)	$175,301

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Three months ended March 31,
	2017	2016
Operating activities:
Net income (loss) including noncontrolling interests	$(7,783)	$7,110
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	815	1,112
Amortization of intangibles	589	2,381
Depreciation	11	15
Loss associated with the abandonment and/or disposition of patents	—	54
Other changes in certain assets and liabilities:
Accounts receivable, current and non-current	439	87
Prepaid expenses and other current/non-current assets	(333)	(2,413)
Accounts payable	326	238
Accrued expenses and other current liabilities	(2,541)	(1,486)
Net cash provided by (used in) operating activities	(8,477)	7,098

Investing activities:
Payment received on note receivable	600	400
Purchases of property in service	(4)	(5)
Net cash provided by investing activities	596	395

Financing activities:
Repurchase of Class A common stock	(15,935)	—
Payment of statutory taxes for stock awards	—	(6)
Net cash used in financing activities	(15,935)	(6)

Net increase (decrease) in cash and cash equivalents	(23,816)	7,487
Cash and cash equivalents – beginning of period	174,631	162,457
Cash and cash equivalents – end of period	$150,815	$169,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Nature of Business

These condensed consolidated financial statements include the accounts of Pendrell Corporation (“Pendrell”) and its consolidated subsidiaries (collectively referred to as the “Company”). Since 2011, the Company, through its consolidated subsidiaries, has invested in, acquired and developed businesses with unique technologies that are often protected by intellectual property (“IP”) rights, and that present the opportunity to address large, global markets. The Company’s subsidiaries focus on licensing their IP rights to third parties. The Company regularly evaluates its existing investments to determine whether retention or disposition is appropriate, and investigates new investment and business acquisition opportunities.

2. Basis of Presentation

Interim Financial Statements—The financial information included in the accompanying condensed consolidated financial statements is unaudited and includes all adjustments, consisting of normal recurring adjustments and accruals, considered necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures have been condensed or omitted. The financial information as of December 31, 2016 is derived from the Company’s audited consolidated financial statements and notes included in Item 8 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“2016 Form 10-K”), filed with the U.S. Securities and Exchange Commission on March 15, 2017. The financial information included in this quarterly report should be read in conjunction with management’s discussion and analysis of financial condition and results of operations and the consolidated financial statements and notes included in the 2016 Form 10-K. Capitalized terms used and not otherwise defined in this quarterly report have the meanings given to them in the Company’s 2016 Form 10-K. Operating results and cash flows for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017 or any interim period.

Capital Structure Change—At the Company’s annual meeting of shareholders on July 7, 2016, the Company’s shareholders approved a reverse split (the “Reverse Stock Split”) of the Company’s issued and outstanding shares of Class A common stock (“Class A Stock”) and Class B common stock within a range of one share of common stock for every three shares of common stock (1-for-3) to one share of common stock for every ten shares of common stock (1-for-10), with the exact Reverse Stock Split ratio to be set within this range by the Company’s board of directors in its sole discretion. On September 20, 2016, the Company’s board of directors fixed the Reverse Stock Split ratio at 1-for-10. As a result of the Reverse Stock Split, the share counts and per share data reported in the historical financial statements have been adjusted retrospectively as if the Reverse Stock Split had been in effect for all periods presented.  Additionally, the exercise prices and the number of shares issuable under the Company’s stock-based compensation plans have been adjusted retrospectively to reflect the Reverse Stock Split.

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

Segment Information—The Company operates in and reports on one segment (IP management). Operating segments are based upon the Company’s internal organization structure, the manner by which its operations are managed, and the criteria used by its Chief Operating Decision Maker. Substantially all of the Company’s revenue is generated by operations located within the United States, and the Company does not have any long-lived assets located in foreign countries.

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

On an ongoing basis, the Company evaluates its estimates, including among others, those related to the fair value of acquired intangible assets, the useful lives and potential impairment of intangible assets and property and equipment, the value of stock awards for the purpose of determining stock-based compensation expense, accrued liabilities (including bonus accruals), valuation allowances related to the ability to realize deferred tax assets, allowances for doubtful receivables, and certain tax liabilities. Estimates are based on historical experience and other factors, including the current economic environment as deemed appropriate under the circumstances. Estimates and assumptions are adjusted when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Any changes in estimates used to prepare these financial statements will be reflected in the financial statements in future periods.

Accounting Policies—There have been no material changes or updates in the Company’s existing accounting policies from the disclosures included in its 2016 Form 10-K.

Recent Accounting Pronouncements—In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires companies that are lessees to recognize a right-of-use asset and lease liability for most leases that do not meet the definition of a short-term lease. For income statement purposes, leases will continue to be classified as either operating or financing. Classification will be based on criteria that are largely similar to those applied in current lease accounting. Compliance with this ASU is required for annual periods beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. As the Company’s future minimum lease commitments as of March 31, 2017 are approximately $0.8 million, the Company believes the future adoption of this ASU will not have a material impact on its financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to simplify certain provisions in stock compensation accounting, including provisions applicable to: (1) accounting for income taxes, (2) classification of excess tax benefits on the statement of cash flow, (3) forfeitures, (4) minimum statutory tax withholding requirements, (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes, (6) the practical expedient for estimating the expected term and (7) intrinsic value. Compliance with this ASU is required for annual periods beginning after December 15, 2016, and interim periods therein. The adoption of this ASU on January 1, 2017 resulted in an adjustment to retained earnings and additional paid in capital of approximately $0.2 million due to a change in accounting for forfeitures.

Throughout the year ended December 31, 2016, the FASB has issued a number of ASUs which provide further clarification to ASU No. 2014-09, Revenue (Topic 606): Revenue from Contracts with Customers, issued in May 2014, which supersedes existing revenue recognition guidance under GAAP. The core principle of ASU No. 2014-09 is to recognize as revenue the amount that an entity expects to be entitled for goods or services at the time the goods or services are transferred to customers. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of the amendments in ASU No. 2014-09 to the annual reporting period beginning after December 15, 2017, with early adoption permitted beginning January 1, 2017. The ASUs issued in 2016 related to ASU No. 2014-09 will become effective when the guidance in ASU No. 2014-09 becomes effective. The Company is continuing to assess the impact, if any, of implementing ASU No. 2014-09 and related ASUs as of January 1, 2018, under the modified retrospective method where the cumulative effect is recognized at the date of initial application. As the Company’s patent licensing agreements generally provide no further obligation for the Company upon receipt of the applicable license fees, the fiscal 2018 adoption of ASU 2014-09 will have no impact to revenues previously reported but may require additional footnote disclosures.

3. Accounts Receivable (Current and Non-current)

Accounts receivable consist primarily of amounts billed to customers under licensing arrangements. Since 2011, the Company has not incurred any material losses on its accounts receivable. Based upon historical collections experience and currently available information, the Company determined that no allowance for doubtful accounts was required at either March 31, 2017 or December 31, 2016.

The Company expects to receive all of its current accounts receivable at March 31, 2017 no later than July 2017.  The Company expects to receive payment of approximately $15.7 million of its non-current accounts receivable in 2018 and the remainder in 2019.

A significant portion of the Company’s accounts receivable balance (current and noncurrent) is due from Toshiba Corporation (“Toshiba”). On April 11, 2017, Toshiba issued unaudited financial results for its nine months ended December 31, 2016. In its accompanying report, Toshiba commented that there was substantial doubt about its ability to continue as a going concern. Based on the Company’s assessment of various reports, including Toshiba’s unaudited financial results, as well as the ongoing activities of Toshiba, the Company continues to believe that no allowance for doubtful accounts is required for its receivable from Toshiba. The Company will continue to evaluate its position as more information becomes available.

4. Other Receivables

From acquisition through the year ended December 31, 2014, the Company attempted to develop a strategy to commercialize a proprietary micro-propagation technology (designed to facilitate the production on a commercial scale of certain plants, particularly timber bamboo) through its former subsidiary, Provitro Biosciences LLC (“Provitro”), but did not generate revenue from the technology.

In January 2015, the Company discontinued its efforts to commercialize the Provitro™ technology and in September 2015, the Company sold Provitro’s facility and related tangible assets for $2.0 million.  The purchase price was paid in installments of which $0.1 million was paid immediately, $0.4 million was received in January 2016, $0.9 million was received in August 2016 and $0.6 million was received in January 2017.

5. Accrued expenses

The following table summarizes accrued expenses (in thousands):

	March 31, 2017	December 31, 2016
Accrued payroll and related expenses	$665	$1,134
Accrued legal, professional and other expenses	607	538
Accrued revenue share obligations	3,750	4,606
	$5,022	$6,278

6. Other non-current liabilities

All non-current liabilities at March 31, 2017 are due in 2018.

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

There have been no material changes to the legal proceedings disclosures included under Part I, Item 3 of the Company’s 2016 Form 10-K.

8. Shareholders’ Equity

On March 9, 2017, the Company agreed to redeem 2,432,923 shares of the Company’s Class A Stock from Highland Crusader Offshore Partners, L.P. in a private transaction at a price of $6.55 per share, subject to possible adjustment if, on or before August 15, 2017, the Company buys or sells a substantial number of shares of Class A Stock for a higher price.

On March 10, 2017, the Board of Directors (the "Board") of the Company approved and recommended that the Company’s shareholders approve a 1-for-100 reverse stock split (the "Reverse Split") of the Company’s shares of Class A Stock and Class B common stock (collectively, the “Common Shares”), with an effective date of June 30, 2017. On March 28, 2017, the Board determined that the effective date of the Reverse Split should be deferred to no earlier than the fourth quarter of 2017. If approved by the shareholders at the Company’s 2017 annual meeting of shareholders, the Board is authorized to complete the Reverse Split in the fourth quarter of 2017 by amending the Company’s Articles of Incorporation to reflect the Reverse Split. Any shareholder who holds less than 100 Common Shares immediately prior to the Reverse Split will receive a cash payment in lieu of their fractionalized shares.

The Board approved the Reverse Split based on a recommendation from a special committee of the Board’s independent directors (the “Committee”). The Committee recommended the Reverse Split to enable the Company to (i) terminate the registration of the Class A Stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”); (ii) cease to be a reporting company under the Exchange Act; and (iii) terminate its Nasdaq listing if, after the Reverse Split, there are fewer than 300 record holders of Class A Stock. This de-registration and de-listing will eliminate the expenses related to the disclosure, reporting and compliance requirements of the Exchange Act and related federal securities laws and regulations. The Board may abandon the proposed Reverse Split at any time if the Board determines that the Reverse Split will not facilitate de-registration and de-listing or is no longer in the best interests of the Company or its shareholders.

On March 10, 2017, at the recommendation of the Committee, the Board also authorized a share repurchase plan for up to one million shares of Class A Stock. However, on March 28, 2017, after further consideration and contemporaneously with its decision to defer implementation of the Reverse Split until the fourth quarter of 2017, the Board opted to forego implementation of the share repurchase plan.

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

On January 1, 2017, the Company elected to change its accounting policy for calculating stock-based compensation based on forfeiture estimates to one that recognizes forfeitures when they occur. ASU 2016-09 permits this one-time policy change, but requires the change to be adopted utilizing the modified retrospective approach, with a cumulative effect adjustment recorded to retained earnings. The adoption of this change in accounting for forfeitures on January 1, 2017 resulted in an adjustment to retained earnings and additional paid in capital of approximately $0.2 million.

Stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 was as follows (in thousands):

	Three months ended March 31,
	2017	2016
Stock options	$216	$481
Restricted stock awards	599	631
Total stock-based compensation expense	$815	$1,112

Stock Options—The Company’s stock option activity for the three months ended March 31, 2017 is summarized as follows:

	Number of shares of Class A common stock underlying options	Weighted average exercise price
Outstanding – December 31, 2016	1,305,365	$15.70
Forfeited	(4,447)	$13.54
Outstanding – March 31, 2017	1,300,918	$15.71
Exercisable – March 31, 2017	930,014	$16.53
Vested and expected to vest – March 31, 2017	1,275,918	$15.61

Restricted Stock—The Company’s restricted stock activity for the three months ended March 31, 2017 is summarized as follows:

	Number of shares of Class A common stock underlying restricted stock awards	Weighted average fair value per share
Unvested – December 31, 2016	890,755	$8.23
Granted (1)	15,794	$6.75
Vested	(215,794)	$7.57
Forfeited	(390)	$13.10
Unvested – March 31, 2017	690,365	$8.40

(1)	Represents shares issued to the Company’s Board of Directors as compensation for service. These awards have a grant date fair value of $0.1 million and vest upon issuance.

10. Contract Termination Costs

Pursuant to the 2013 agreement under which the Company acquired its memory and storage technologies portfolio, the Company shares a significant portion of the revenue generated from memory patents with the seller. On February 23, 2017, the seller agreed to relinquish its future revenue share in exchange for an up-front payment and future installment payments. This agreement resulted in a one-time charge of $3.2 million to expense in the first quarter of 2017 and will significantly reduce the Company’s “cost of revenues” on future memory patent revenue. Future installment payments, which are due later in 2017 and in 2018, are reflected in “Accrued expenses” and “Other non-current liabilities.”

11. Gain on Contingency

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

12. Income Taxes

The Company anticipates it will not have a U.S. federal income tax liability for fiscal 2017 and, therefore, has recorded no tax expense for the three months ended March 31, 2017. For the year ended December 31, 2016, the Company did not record a provision for U.S. federal income tax due to available tax loss carryforwards that were used to offset the Company’s income.

13. Income (Loss) per Share

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

Potential dilutive Common Shares consist of the incremental Class A Stock issuable upon the exercise of outstanding stock options (both vested and non-vested) and unvested restricted stock awards and units, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of the Company’s Class A Stock for the period) because their inclusion would have been anti-dilutive.

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except share and per share data):

	Three months ended March 31,
	2017	2016
Net income (loss) attributable to Pendrell	$(7,759)	$6,565
Weighted average common shares outstanding	26,509,550	26,797,668
Less: weighted average unvested restricted stock awards	(56,250)	(92,972)
Shares used for computation of basic income (loss) per share	26,453,300	26,704,696
Add back: weighted average unvested restricted stock awards and units	—	975,726
Shares used for computation of diluted income (loss) per share (1)	26,453,300	27,680,422
Basic income (loss) per share attributable to Pendrell	$(0.29)	$0.25
Diluted income (loss) per share attributable to Pendrell	$(0.29)	$0.24

(1)

Stock options, restricted stock awards and units totaling 1,991,283 and 1,510,865 for the three months ended March 31, 2017 and 2016, respectively, were excluded from the calculation of diluted income (loss) per share as their inclusion was anti-dilutive.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying notes included elsewhere in this quarterly report and the audited consolidated financial statements and notes included in our 2016 Form 10-K.

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

To more efficiently support our business strategy, we have substantially reduced our costs and simplified our operations while retaining the resources we believe critical to the generation of revenue from our existing IP assets and the pursuit of new business opportunities. Our cost-saving initiatives continued during the first quarter of 2017, when our Board approved and recommended that the Company’s shareholders approve a 1-for-100 reverse stock split.  If approved by the shareholders, we anticipate that the reverse stock split will be completed during the fourth quarter of 2017 and will reduce our number of record shareholders to substantially fewer than 300. Reducing the number below 300 will enable us to terminate our SEC registration and de-list our Class A Stock. De-registration and de-listing is the next step in further reducing our overhead expenses.

We also believe de-registration and de-listing may present opportunities that are not available to a reporting company, and will free management and staff time to analyze those opportunities. The additional time will also aid our continued IP monetization efforts, including the licensing of our profitable patents covering memory and storage technologies (“Memory Patents”). The Memory Patents have generated positive returns since we acquired them in 2013. Prior to 2017, we shared a portion of those returns with the party from whom we acquired the patents. In early 2017, that party relinquished its future revenue share rights in exchange for an up-front payment and future installment payments. Our buyout of those revenue share rights resulted in a one-time charge of $3.2 million to expense in the first quarter, but will significantly reduce our “cost of revenue” on future licensing revenue from the Memory Patents.

Although the Memory Patents have been licensed to four of the largest suppliers in the memory and storage space, our licensing discussions with SanDisk have reached impasse. The impasse prompted us to file two actions against SanDisk: a complaint with the International Trade Commission (“ITC”), in which we are seeking an exclusionary order that prevents SanDisk from importing infringing products into the United States; and a patent infringement suit in the federal district court for the Central District of California, in which we seek monetary damages for SanDisk’s infringement. We anticipate a trial in the ITC action as early as October 2017.

In addition to the actions against SanDisk, we continue to pursue our appeal of two adverse jury decisions in our lawsuits against Apple, Inc. and against Google, Inc. and manufacturers of Android devices at the Federal District Court. Legal briefings are complete and oral arguments are scheduled for early June 2017.  If our appeal is successful, we expect to re-open licensing discussions with device manufacturers who are currently shielded by the adverse jury verdicts.

We continue to discuss the licensing of our digital rights management patents with motion picture studios and theater operators.  We believe the methods the studios and theaters employ to deliver content to movie goers require a license to those patents.

Critical Accounting Policies

Critical accounting policies require difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The judgments and uncertainties affecting the application of these policies include significant estimates and assumptions made by us using information available at the time the estimates are made. Actual results could differ materially from those estimates. Our critical accounting policies involve judgments associated with our accounting for the fair value of financial instruments, asset impairment, valuation of intangible assets, contract settlements, revenue recognition, stock-based compensation, income taxes, contingencies and business combinations. There have been no significant changes to our critical accounting policies disclosed in our 2016 Form 10-K.

New Accounting Pronouncements

See Note 2 – “Basis of Presentation” of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

Results of Operations

The following table is provided to facilitate the discussion of our results of operations for the three months ended March 31, 2017 and 2016 (in thousands):

	Three months ended March 31,
	2017	2016
Revenue	$—	$13,500
Patent administration and related costs	257	362
Patent litigation	1,350	2,727
General and administrative expenses	1,892	1,990
Stock-based compensation	815	1,112
Amortization of intangibles	589	2,381
Contract termination costs	3,161	—
Interest income	283	137
Gain on contingency	—	2,047
Other expense	2	2
Income taxes	—	—

Revenue. We did not generate revenue during the three months ended March 31, 2017.  We generated $13.5 million of revenue during the three months ended March 31, 2016. The absence of revenue was due to the fact that we did not consummate any licensing transactions during the three months ended March 31, 2017.

Patent administration and related costs. Patent administration and related costs of $0.3 million for the three months ended March 31, 2017 decreased by $0.1 million, or 29%, as compared to $0.4 million for the three months ended March 31, 2016. This decrease was primarily due to a reduction in patent maintenance and prosecution costs resulting from the abandonment of patents during the first quarter of 2017 and throughout 2016 that were not part of existing licensing programs.

Patent litigation. Patent litigation expenses of $1.3 million for the three months ended March 31, 2017 decreased by $1.4 million, or 50%, as compared to $2.7 million for the three months ended March 31, 2016. This decrease was primarily due to the contingent fees associated with our settlement and license agreement with DirecTV during the three months ended March 31, 2016 exceeding the costs incurred in the three months ended March 31, 2017 to pursue enforcement actions against certain companies with whom we have been unable to secure negotiated licenses, primarily SanDisk.

General and administrative expenses. General and administrative expenses of $1.9 million for the three months ended March 31, 2017 decreased by $0.1 million, or 5%, as compared to $2.0 million for the three months ended March 31, 2016. The decrease was primarily due to reductions in professional fees and other expenses partially offset by a discretionary bonus payment to the Company’s CEO.

Stock-based compensation. Stock-based compensation of $0.8 million for the three months ended March 31, 2017 decreased by $0.3 million, or 27%, as compared to $1.1 million for the three months ended March 31, 2016, primarily due to awards becoming fully vested in 2016 with no new awards being issued in 2017.

Amortization of intangibles. Amortization of intangibles of $0.6 million for the three months ended March 31, 2017 decreased by $1.8 million, or 75%, as compared to $2.4 million for the three months ended March 31, 2016, primarily due to patents becoming fully amortized as they reached their estimated useful life with no additional patents added to our portfolio.

Contract termination costs. Contract termination costs of $3.2 million for the three months ended March 31, 2017 represent the cost associated with the February 2017 buy-out of the revenue share agreement from the company that sold us our  memory and storage technologies portfolio in 2013.

Interest income. Interest income for the three months ended March 31, 2017 and 2016 was nominal and primarily related to interest earned on money market funds.

Gain on contingency. Gain on contingency for the three months ended March 31, 2016 was due to the receipt of the final contingent payment associated with the disposition of assets of our prior satellite business.

Other expense. Other expense for the three months ended March 31, 2017 and 2016 was due to losses on foreign currency transactions.

Income taxes. We do not anticipate having a U.S. federal income tax liability for fiscal 2017 and, therefore, have recorded no tax expense for the three months ended March 31, 2017. For the year ended December 31, 2016, we did not record a provision for U.S. federal income tax due to available tax loss carryforwards that were used to offset the Company’s income.

Liquidity and Capital Resources

Overview. As of March 31, 2017, we had cash and cash equivalents of $150.8 million. Our primary expected cash needs for the next twelve months include redemption of fractional shares if we complete the Reverse Split, ongoing operating costs associated with commercialization of our IP assets, expenses in connection with legal proceedings, expenses associated with researching new business opportunities and other general corporate purposes. We may also use our cash, and may incur debt or issue equity, to acquire or invest in other businesses or assets.

We believe our current balances of cash and cash equivalents and cash flows from operations will be adequate to meet our liquidity needs for the foreseeable future. Cash and cash equivalents in excess of our immediate needs are held in interest bearing accounts with financial institutions.

Cash Flows. The following table is provided to facilitate the discussion of our liquidity and capital resources for the three months ended March 31, 2017 and 2016 (in thousands):

	Three months ended March 31,
	2017	2016
Net cash provided by (used in):
Operating activities	$(8,477)	$7,098
Investing activities	596	395
Financing activities	(15,935)	(6)
Net increase (decrease) in cash and cash equivalents	(23,816)	7,487
Cash and cash equivalents—beginning of period	174,631	162,457
Cash and cash equivalents—end of period	$150,815	$169,944

For the three months ended March 31, 2017, the $8.5 million of cash used in operating activities consisted primarily of $8.1 million of operating expenses, including $3.2 million related to contract termination costs, adjusted for various non-cash items including (i) $0.8 million of stock-based compensation expense and (ii) $0.6 million of amortization expense associated with intangibles, as well as a $2.2 million net decrease in accounts payable, accrued expenses and other current liabilities.

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

For the three months ended March 31, 2017, the $0.6 million of cash provided by investing activities was due to the receipt of the final installment payment from the sale of the Provitro assets in 2015. For the three months ended March 31, 2016, the $0.4 million of cash provided by investing activities was due to the receipt of an installment payment associated with the sale of the Provitro assets in 2015.

For the three months ended March 31, 2017, the $15.9 million of cash used in financing activities was primarily due to the repurchase of all 2,432,923 shares of our Class A common stock owned by the Crusader Fund at a price per share of $6.55. For the three months ended March 31, 2016, the $6,000 of cash used in financing activities was statutory taxes paid due to of the vesting of restricted stock awards.

Contractual Obligations. We have a contractual obligation under an operating lease agreement for our main office in Kirkland, Washington.

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

As of March 31, 2017, our cash and investment portfolio consisted of both cash and money market funds, with a fair value of $150.8 million. The primary objective of our investments in money market funds is to preserve principal, while optimizing returns and minimizing risk, and our policies require, at the time of purchase, that we make these investments in short-term, high rated securities. These securities have a current yield of approximately 1%.

March 31, 2017 (in thousands)
Cash	$9,798
Money market funds	141,017
$150,815

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes to our legal proceedings disclosures included under Part I, Item 3 of our 2016 Form 10-K.

Item 1A.	Risk Factors

There have been no material changes to our risk factor disclosures included under Part I, Item 1A of our 2016 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Class A Stock securities purchases described in the table below represent the agreement by the Company, pursuant to the Stock Redemption Agreement dated March 9, 2017, to redeem 2,432,923 shares of the Company’s Class A Stock held by Highland Crusader Offshore Partners, L.P. in a private transaction at a price of $6.55 per share, subject to possible adjustment if, on or before August 15, 2017, the Company buys or sells a substantial number of shares of Class A Stock for a higher price.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
January 1 – January 31, 2017	—	$—	—	—
February 1 – February 28, 2017	—	—	—	—
March 1 – March 31, 2017	2,432,923	6.55	—	—
	2,432,923	$6.55	—	—

Item 6.	Exhibits

Ex. 10.1

Stock Redemption Agreement dated March 9, 2017 between Pendrell Corporation and Highland Crusader Offshore Partners, L.P. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2017).

Ex. 31.1	Certification of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

Ex. 31.2	Certification of the principal accounting and financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

Ex. 32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

Ex. 101

The following financial information from Pendrell Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENDRELL CORPORATION (Registrant)

Date: April 28, 2017	By:	/S/ STEVEN A. EDNIE
Steven A. Ednie Vice President and Chief Financial Officer Principal Financial and Accounting Officer