Form 10-Q
period 2017-06-30
Pendrell Corp
filed 2017-07-28
CIK 1359555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of July 21, 2017, the registrant had 19,305,392 shares of Class A common stock and 5,366,000 shares of Class B convertible common stock outstanding.

PENDRELL CORPORATION

FORM 10-Q

For the three and six months ended June 30, 2017

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Pendrell Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$148,429	$174,631
Accounts receivable	50,007	15,457
Other receivables	87	669
Prepaid expenses and other current assets	432	262
Total current assets	198,955	191,019
Property in service – net of accumulated depreciation of $551 and $531, respectively	56	74
Non-current accounts receivable	16,555	16,555
Other assets	29	29
Intangible assets – net of accumulated amortization of $62,939 and $62,884, respectively	3,534	4,716
Total	$219,129	$212,393
LIABILITIES, SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTEREST
Current liabilities:
Accounts payable	$907	$125
Accrued expenses	10,599	6,278
Income taxes payable	555	—
Other liabilities	81	95
Total current liabilities	12,142	6,498
Other non-current liabilities	6,412	7,796
Total liabilities	18,554	14,294
Commitments and contingencies (Note 7)
Shareholders’ equity and noncontrolling interest:
Preferred stock, $0.01 par value, 75,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.01 par value, 900,000,000 shares authorized 25,067,534 and 27,268,261 shares issued, and 19,290,646 and 21,491,373 shares outstanding	2,128	2,151
Class B convertible common stock, $0.01 par value, 150,000,000 shares authorized, 8,466,338 shares issued and 5,366,000 shares outstanding	537	537
Additional paid-in capital	1,950,309	1,962,178
Accumulated deficit	(1,746,768)	(1,763,060)
Total Pendrell shareholders’ equity	206,206	201,806
Noncontrolling interest	(5,631)	(3,707)
Total shareholders’ equity and noncontrolling interest	200,575	198,099
Total	$219,129	$212,393

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue	$35,122	$45,003	$35,122	$58,503
Operating expenses:
Cost of revenues	229	17,972	229	17,972
Patent administration and related costs	236	232	493	594
Patent litigation	7,103	688	8,453	3,415
General and administrative	1,588	1,692	3,480	3,682
Stock-based compensation	914	939	1,729	2,051
Amortization of intangible assets	590	2,377	1,179	4,758
Contract termination costs	—	—	3,161	—
Total operating expenses	10,660	23,900	18,724	32,472
Operating income	24,462	21,103	16,398	26,031
Interest income	325	157	608	294
Gain on contingency	—	—	—	2,047
Other expense	(2)	(3)	(4)	(5)
Income before income taxes	24,785	21,257	17,002	28,367
Income tax expense	582	—	582	—
Net income	24,203	21,257	16,420	28,367
Net income (loss) attributable to noncontrolling interest	(25)	(163)	(49)	382
Net income attributable to Pendrell	$24,228	$21,420	$16,469	$27,985
Basic income per share attributable to Pendrell	$0.98	$0.80	$0.65	$1.05
Diluted income per share attributable to Pendrell	$0.96	$0.77	$0.63	$1.01
Weighted average shares outstanding used to compute basic income per share	24,600,396	26,750,994	25,521,729	26,727,845
Weighted average shares outstanding used to compute diluted income per share	25,290,515	27,699,958	26,236,959	27,690,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(In thousands, except share data, unaudited)

	Common stock			Additional
	Class A shares	Class B shares	Amount	paid-in capital	Accumulated deficit	Shareholders’ equity	Noncontrolling interest	Total
Balance, December 31, 2016	21,491,373	5,366,000	$2,688	$1,962,178	$(1,763,060)	$201,806	$(3,707)	$198,099
Repurchase of Class A common stock	(2,432,923)	—	(24)	(15,911)	—	(15,935)	—	(15,935)
Stock-based compensation and issuance of restricted stock, net of forfeitures	232,196	—	1	1,940	—	1,941	—	1,941
Effect of accounting change to zero forfeitures for stock- based compensation	—	—	—	177	(177)	—	—	—
Sale of noncontrolling interest in subsidiary	—	—	—	1,925	—	1,925	(1,875)	50
Net income (loss)	—	—	—	—	16,469	16,469	(49)	16,420
Balance, June 30, 2017	19,290,646	5,366,000	$2,665	$1,950,309	$(1,746,768)	$206,206	$(5,631)	$200,575

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Six months ended June 30,
	2017	2016
Operating activities:
Net income including noncontrolling interests	$16,420	$28,367
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	1,729	2,051
Amortization of intangible assets	1,179	4,758
Depreciation	21	29
Loss associated with the abandonment and/or disposition of patents	3	71
Other changes in certain assets and liabilities:
Accounts receivable, current and non-current	(34,550)	(44,916)
Prepaid expenses and other current/non-current assets	(188)	(133)
Accounts payable	782	96
Accrued expenses and other current liabilities	3,136	2,739
Income taxes payable	555	—
Other non-current liabilities	—	13,326
Net cash provided by (used in) operating activities	(10,913)	6,388

Investing activities:
Payment received on note receivable	600	400
Sale of noncontrolling interest in subsidiary	50	—
Purchases of property in service	(4)	(8)
Net cash provided by investing activities	646	392

Financing activities:
Repurchase of Class A common stock	(15,935)	—
Payment of statutory taxes for stock awards	—	(6)
Net cash used in financing activities	(15,935)	(6)

Net increase (decrease) in cash and cash equivalents	(26,202)	6,774
Cash and cash equivalents – beginning of period	174,631	162,457
Cash and cash equivalents – end of period	$148,429	$169,231

Supplemental disclosures:
Income taxes paid	$22	$—

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

2. Basis of Presentation

Interim Financial Statements—The financial information included in the accompanying condensed consolidated financial statements is unaudited and includes all adjustments, consisting of normal recurring adjustments and accruals, considered necessary for a fair presentation in accordance with accounting principles generally accepted in the United States (“U.S.”) of America (“GAAP”). Certain information and footnote disclosures have been condensed or omitted. The financial information as of December 31, 2016 is derived from the Company’s audited consolidated financial statements and notes included in Item 8 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“2016 Form 10-K”), filed with the U.S. Securities and Exchange Commission on March 15, 2017. The financial information included in this quarterly report should be read in conjunction with management’s discussion and analysis of financial condition and results of operations and the consolidated financial statements and notes included in the 2016 Form 10-K. Capitalized terms used and not otherwise defined in this quarterly report have the meanings given to them in the Company’s 2016 Form 10-K. Operating results and cash flows for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017 or any interim period.

Capital Structure Change—On September 30, 2016, the Company underwent a reverse stock split at a ratio of 1-for-10 (the “2016 Reverse Split”). The share counts and per share data reported in the historical financial statements have been adjusted retrospectively as if the 2016 Reverse Split had been in effect for all periods presented.  Additionally, the exercise prices and the number of shares issuable under the Company’s stock-based compensation plans have been adjusted retrospectively to reflect the 2016 Reverse Split.

Principles of Consolidation and Basis of Presentation—The consolidated financial statements of the Company include the assets and liabilities of its wholly-owned subsidiaries and subsidiaries it controls or in which it has a controlling financial interest. All information in these financial statements is in U.S. dollars.

Noncontrolling interests on the consolidated balance sheets include third-party investments in entities that the Company consolidates, but does not wholly own. Noncontrolling interests are classified as part of equity and the Company allocates net income (loss), other comprehensive income (loss) and other equity transactions to its noncontrolling interests in accordance with their applicable ownership percentages. All intercompany transactions and balances have been eliminated in consolidation, including a $36.8 million loan from Pendrell to ContentGuard Holdings, Inc. (“ContentGuard”).In June 2017, the Company sold a 9% interest in ContentGuard. ContentGuard now has two minority shareholders, while Pendrell maintains an 81.1% ownership stake.

Segment Information—The Company operates in and reports on one segment (IP management). Operating segments are based upon the Company’s internal organization structure, how its operations are managed, and the criteria used by its Chief Operating Decision Maker. Substantially all the Company’s revenue is generated by operations located within the U.S., and the Company does not have any long-lived assets located in foreign countries.

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

Recent Accounting Pronouncements—In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires companies that are lessees to recognize a right-of-use asset and lease liability for most leases that do not meet the definition of a short-term lease. For income statement purposes, leases will continue to be classified as either operating or financing. Classification will be based on criteria that are similar to those applied in current lease accounting. Compliance with this ASU is required for annual periods beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. As the Company’s future minimum lease commitments as of June 30, 2017 are approximately $0.7 million, the Company believes the future adoption of this ASU will not have a material impact on its financial position, results of operations or cash flows.

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

Throughout the year ended December 31, 2016, the FASB issued a number of ASUs which provide further clarification to ASU No. 2014-09, Revenue (Topic 606): Revenue from Contracts with Customers, issued in May 2014, which supersedes existing revenue recognition guidance under GAAP. The core principle of ASU No. 2014-09 is to recognize as revenue the amount that an entity expects to be entitled for goods or services at the time the goods or services are transferred to customers. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of the amendments in ASU No. 2014-09 to the annual reporting period beginning after December 15, 2017, with early adoption permitted beginning January 1, 2017. The ASUs issued in 2016 related to ASU No. 2014-09 will become effective when the guidance in ASU No. 2014-09 becomes effective. The Company is continuing to assess the impact, if any, of implementing ASU No. 2014-09 and related ASUs as of January 1, 2018, and plans to adopt this ASU under the modified retrospective method where the cumulative effect is recognized at the date of initial application. As the Company’s patent licensing agreements generally provide no further obligation for the Company upon receipt of the applicable license fees, the fiscal 2018 adoption of ASU 2014-09 will have no impact to revenues previously reported but may require additional footnote disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718)-Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Unless the changes in terms or conditions meet all three criteria outlined in the guidance, modification accounting should be applied. The three criteria relate to changes in the terms and conditions that affect the fair value, vesting conditions, or classification of a share-based payment award. Compliance with this ASU is required for annual periods beginning after December 15, 2017. Early adoption is permitted. The adoption of this ASU in 2017 did not have an impact on the Company’s financial position, results of operations or cash flows.

3. Accounts Receivable (Current and Non-current)

Accounts receivable consist primarily of amounts billed to customers under licensing arrangements. Since 2011, the Company has not incurred any material losses on its accounts receivable. The Company received full payment of its June 30, 2017 current accounts receivable in July 2017. The Company expects to receive payment of approximately $15.7 million of its non-current accounts receivable in 2018 and the remainder in 2019.

A significant portion of the Company’s noncurrent accounts receivable balance is due from Toshiba Memory Corporation (“TMC”), which prior to 2017 was a division of Toshiba Corporation (“Toshiba”). Based on the Company’s assessment of various reports, including Toshiba’s unaudited financial results, as well as the ongoing activities of TMC, the Company believes that no allowance for doubtful accounts is required for its receivable from TMC. The Company will continue to evaluate its position as new information becomes available.

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

5. Accrued expenses

The following table summarizes accrued expenses (in thousands):

	June 30, 2017	December 31, 2016
Accrued payroll and related expenses	$881	$1,134
Accrued legal, professional and other expenses	5,968	538
Accrued revenue share obligations	3,750	4,606
	$10,599	$6,278

6. Other non-current liabilities

All non-current liabilities at June 30, 2017 are due in 2018.

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

There have been no material changes to the legal proceedings disclosures included under Part I, Item 3 of the Company’s 2016 Form 10-K other than the following update, with capitalized terms having the meaning given to them in the Form 10-K:

MTL Enforcement Actions— In 2016, Western Digital Corporation (“Western Digital”) acquired SanDisk Corporation.  In June 2017, Memory Technologies, LLC, a subsidiary of Pendrell Corporation, and Western Digital entered into a settlement and patent license agreement. The agreement fully resolves all pending litigation between the parties and grants Western Digital a license to patents relating to memory and storage technologies.

ContentGuard Enforcement Actions— ContentGuard appealed the judgments in the Google Litigation and Apple Litigation to the Federal Circuit Court. On July 12, 2017, the Federal Circuit Court affirmed both adverse judgments.

8. Shareholders’ Equity

On March 9, 2017, the Company agreed to redeem 2,432,923 shares of the Company’s Class A Stock from Highland Crusader Offshore Partners, L.P. in a private transaction at a price of $6.55 per share, subject to possible adjustment if, on or before August 15, 2017, the Company buys or sells a substantial number of shares of Class A Stock for a higher price.

In March 2017, the Board of Directors (the "Board") of the Company approved and recommended that the Company’s shareholders approve a 1-for-100 reverse stock split of the Company’s shares of Class A Stock and Class B common stock (collectively, the “Common Stock”), to be effective no earlier than the fourth quarter of 2017 (the "2017 Reverse Split"), to enable the Company to (i) terminate the registration of the Class A Stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”); (ii) cease to be a reporting company under the Exchange Act; and (iii) terminate its Nasdaq listing if, after the 2017 Reverse Split, there are fewer than 300 record holders of Class A Stock. At the Company’s annual meeting of shareholders on June 14, 2017, the Company’s shareholders approved the 2017 Reverse Split and authorized the Board to implement the 2017 Reverse Split in the fourth quarter of 2017. The Board may abandon the proposed 2017 Reverse Split at any time if the Board determines that the 2017 Reverse Split will not facilitate de-registration and de-listing of the Common Stock or is no longer in the best interests of the Company or its shareholders. If implemented, the 2017 Reverse Split will reduce all issued and outstanding shares of Common Stock into one hundredth (1/100) of the pre-split number of shares of Common Stock. In lieu of fractional shares that would otherwise result from the 2017 Reverse Split, the Company will pay each holder cash.

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

Stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Stock options	$222	$376	$438	$857
Restricted stock awards	692	563	1,291	1,194
Total stock-based compensation expense	$914	$939	$1,729	$2,051

Stock Options—The Company’s stock option activity for the six months ended June 30, 2017 is summarized as follows:

	Number of shares of Class A common stock underlying options	Weighted average exercise price
Outstanding – December 31, 2016	1,305,365	$15.70
Forfeited	(37,295)	$28.86
Outstanding – June 30, 2017	1,268,070	$15.31
Exercisable – June 30, 2017	903,566	$15.99
Vested and expected to vest – June 30, 2017	1,243,070	$15.20

Restricted Stock—The Company’s restricted stock activity for the six months ended June 30, 2017 is summarized as follows:

	Number of shares of Class A common stock underlying restricted stock awards	Weighted average fair value per share
Unvested – December 31, 2016	890,755	$8.23
Granted (1)	32,196	$6.62
Vested	(232,196)	$8.39
Forfeited	(740)	$13.10
Unvested – June 30, 2017	690,015	$9.00

(1)	Represents shares issued to the Company’s Board of Directors as compensation for service. These awards have a grant date fair value of $0.2 million and vest upon issuance.

10. Contract Termination Costs

Pursuant to the 2013 agreement under which the Company acquired the bulk of its memory and storage technologies portfolio, the Company shared a significant portion of the revenue generated from memory patents with the seller. On February 23, 2017, the seller agreed to relinquish its future revenue share in exchange for an up-front payment and future installment payments. This agreement resulted in a one-time charge of $3.2 million to expense in the first quarter of 2017 and will significantly reduce the Company’s “cost of revenues” on future memory patent revenue. Future installment payments, one of which was paid in July 2017 and the second of which comes due in 2018, are reflected in “Accrued expenses” and “Other non-current liabilities.”

11. Gain on Contingency

During 2012, as part of the Company’s exit from the satellite business, the Company sold its partially completed medium earth orbit satellites, related equipment, and contracts. In February 2016, the final scheduled payment for those assets became payable, resulting in the recognition of a $2.0 million gain on contingency for the six months ended June 30, 2016. The Company received the final scheduled payment in April 2016.

12. Income Taxes

The Company anticipates it will not have a U.S. federal income tax liability in 2017.  However, the Company recorded an income tax provision for the three and six months ended June 30, 2017, in the amount of $0.6 million primarily because, as of the filing of this report, the Company believes it will be subject to the U.S. Personal Holding Company tax in 2017.

Personal Holding Company Determination- The Internal Revenue Code imposes an additional tax on undistributed income of a personal holding company (“PHC”). In general, a corporation is a PHC if 50% or more of its outstanding shares, measured by value, are owned directly or indirectly by five or fewer individual shareholders at any time during the second half of the year (“Concentrated Ownership”) and at least 60% of its adjusted ordinary gross income is personal holding company income (“PHCI”). Broadly, PHCI includes items such as dividends, interest, rents and royalties, among others. For a corporate subsidiary, Concentrated Ownership is determined by reference to direct and indirect ownership, including through attribution to individual shareholders of the parent corporation(s), and the subsidiary’s income is subject to additional tests to determine whether its income renders the subsidiary a PHC. If a corporation is a PHC, generates positive net PHCI and does not distribute to its shareholders a proportionate dividend in the full amount of the net PHCI, then the undistributed net PHCI is taxed (at 20% under current law).

Due to the significant number of shares held by the Company’s largest shareholders and the type of income that the Company generates, the Company must continually assess the Concentrated Ownership of Pendrell and its consolidated subsidiary ContentGuard. For 2017, Pendrell has met the Concentrated Ownership test.  As of July 28, 2017, ContentGuard has not met the Concentrated Ownership test for 2017 due to the 18.9% interest held by its minority shareholders.  However, ContentGuard’s Ownership Concentration could change at any point during the second half of the year.  If ContentGuard is determined to be a PHC in 2017, generates net PHCI, and does not distribute to its shareholders a proportionate dividend in the full amount of the net PHCI, then the undistributed net PHCI will be taxed.

13. Income per Share

Basic income per share is calculated based on the weighted average number of Common Shares outstanding during the period. Diluted income per share is calculated by dividing the income allocable to common shareholders by the weighted average Common Shares outstanding plus potential dilutive Common Shares. Prior to the satisfaction of vesting conditions, unvested restricted stock awards are considered contingently issuable and are excluded from weighted average Common Shares outstanding used for computation of basic income per share.

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

The following table sets forth the computation of basic and diluted income per share (in thousands, except share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income attributable to Pendrell	$24,228	$21,420	$16,469	$27,985
Weighted average common shares outstanding	24,656,646	26,817,244	25,577,979	26,807,456
Less: weighted average unvested restricted stock awards	(56,250)	(66,250)	(56,250)	(79,611)
Shares used for computation of basic income per share	24,600,396	26,750,994	25,521,729	26,727,845
Add back: weighted average unvested restricted stock awards and units	690,119	948,964	715,230	962,345
Shares used for computation of diluted income per share (1)	25,290,515	27,699,958	26,236,959	27,690,190
Basic income per share attributable to Pendrell	$0.98	$0.80	$0.65	$1.05
Diluted income per share attributable to Pendrell	$0.96	$0.77	$0.63	$1.01

(1)

Stock options totaling 1,268,070 for the three and six months ended June 30, 2017, and 1,508,865 for the three and six months ended June 30, 2016, were excluded from the calculation of diluted income per share as their inclusion was anti-dilutive.

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

Overview

For the past five years, through our consolidated subsidiaries, we have invested in, acquired and monetized IP rights. For example, during the second quarter of 2017 we entered into a settlement and license agreement with Western Digital.  The agreement resolves our pending litigation with SanDisk and Western Digital. With the Western Digital license concluded, we now have license agreements with five of the largest suppliers of memory and storage devices.  The memory patents have generated positive returns since we acquired them in 2013. Prior to 2017, we shared a portion of those returns with the party from whom we acquired the patents. In early 2017, that party relinquished its future revenue share rights in exchange for an up-front payment and future installment payments. Our buyout of those revenue share rights reduced our “cost of revenue” on the Western Digital license signed in June 2017 and will similarly reduce our cost of revenue on future licenses of our memory patents.

Although we continue to monetize our IP assets, our primary focus has shifted to identifying and evaluating new business opportunities while continuing to evaluate our overall cost structure.  We continue to reduce our costs and simplify our operations while retaining the resources we believe critical to the generation of revenue from our existing IP assets and the pursuit of new business opportunities. Our cost-saving initiatives continued during the first half of 2017, when our Board and shareholders approved a 1-for-100 reverse stock split, to be implemented no earlier than the fourth quarter of 2017. When completed, we believe the reverse stock split will reduce our number of record shareholders to fewer than 300, thereby enabling us to terminate our SEC registration and de-list our Class A Stock. De-registration and de-listing will further reduce our overhead expenses.

We believe that de-registration and de-listing may also provide visibility to opportunities that are not available to a reporting company, and will free management and staff time to analyze those opportunities. The additional time will also aid our continued IP monetization efforts, including the licensing of our profitable patents covering memory and storage technologies.

While we remain upbeat about our memory program, our ContentGuard subsidiary suffered a setback when the Federal Circuit Court of Appeals affirmed on July 12, 2017 two adverse judgments in our lawsuits against Apple, Inc., Google, Inc. and manufacturers of Android devices. We are assessing the appellate decisions and ContentGuard’s patent portfolio to determine whether ContentGuard retains any viable claims against the defendants in those lawsuits. Meanwhile, ContentGuard continues to discuss the licensing of its digital rights management patents with motion picture studios and theater operators. We believe the methods the studios and theaters employ to deliver content to movie goers require a license to those patents.  The Company sold a 9% interest in ContentGuard during the second quarter. ContentGuard now has two minority shareholders, while Pendrell maintains an 81.1% ownership stake.

Critical Accounting Policies

Critical accounting policies require difficult, subjective and complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain. The judgments and uncertainties affecting the application of these policies include significant estimates and assumptions made by us using information available at the time the estimates are made. Actual results could differ materially from those estimates. Our critical accounting policies involve judgments associated with our accounting for the fair value of financial instruments, asset impairment, valuation of intangible assets, contract settlements, revenue recognition, stock-based compensation, income taxes, contingencies and business combinations. There have been no significant changes to our critical accounting policies disclosed in our 2016 Form 10-K.

New Accounting Pronouncements

See Note 2 – “Basis of Presentation” of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

Results of Operations

The following table is provided to facilitate the discussion of our results of operations for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue	$35,122	$45,003	$35,122	$58,503
Cost of revenues	229	17,972	229	17,972
Patent administration and related costs	236	232	493	594
Patent litigation	7,103	688	8,453	3,415
General and administrative	1,588	1,692	3,480	3,682
Stock-based compensation	914	939	1,729	2,051
Amortization of intangible assets	590	2,377	1,179	4,758
Contract termination costs	—	—	3,161	—
Interest income	325	157	608	294
Gain on contingency	—	—	—	2,047
Other expense	2	3	4	5
Income tax expense	582	—	582	—

Revenue. Revenue of $35.1 million for the three months ended June 30, 2017 decreased by $9.9 million, or 22%, as compared to $45.0 million for the three months ended June 30, 2016. Revenue of $35.1 million for the six months ended June 30, 2017 decreased by $23.4 million, or 40%, as compared to $58.5 million for the six months ended June 30, 2016. The decrease for both the three and six months was primarily due to larger licensing transactions during the three and six months ended June 30, 2016 as compared to 2017.

Cost of revenues. Cost of revenues of $0.2 million for the three and six months ended June 30, 2017 decreased by $17.8 million, or 99%, as compared to $18.0 million for the three and six months ended June 30, 2016. The decrease for both the three and six months was primarily due to lower revenue share obligations. Prior to 2017, we shared revenue with the party from whom we acquired the bulk of our memory patents. In early 2017, that party relinquished its future revenue share rights in exchange for an up-front payment and future installment payments. This resulted in a one-time charge of $3.2 million to expense in our first quarter of 2017 (see “Contract termination costs” below), but has significantly reduced our “cost of revenues” from our memory patents.

Patent administration and related costs. Patent administration and related costs of $0.2 million for the three months ended June 30, 2017 remained flat as compared to $0.2 million for the three months ended June 30, 2016. Patent administration and related costs of $0.5 million for the six months ended June 30, 2017 decreased by $0.1 million, or 17%, as compared to $0.6 million for the six months ended June 30, 2016. The decrease was primarily due to a reduction in patent maintenance and prosecution costs resulting from the abandonment of patents during the first six months of 2017 and throughout 2016 that were not part of existing licensing programs.

Patent litigation. Patent litigation expenses of $7.1 million for the three months ended June 30, 2017 increased by $6.4 million, or more than 900%, as compared to $0.7 million for the three months ended June 30, 2016. The increase was primarily due to the contingent fees associated with our settlement and license agreement with SanDisk.

Patent litigation expenses of $8.5 million for the six months ended June 30, 2017 increased by $5.1 million, or 148%, as compared to $3.4 million for the six months ended June 30, 2016. The increase was primarily due to the contingent fees associated with our settlement and license agreement with SanDisk, partially offset by contingent fees incurred in 2016 associated with our settlement and license agreement with DirecTV.

General and administrative expenses. General and administrative expenses of $1.6 million for the three months ended June 30, 2017 decreased by $0.1 million, or 6%, as compared to $1.7 million for the three months ended June 30, 2016. The decrease was primarily due to reductions in employment expenses resulting from a lower headcount in 2017.

General and administrative expenses of $3.5 million for the six months ended June 30, 2017 decreased by $0.2 million, or 5%, as compared to $3.7 million for the six months ended June 30, 2016. The decrease was primarily due to reductions in (1) employment expenses resulting from a lower headcount in 2017, (2) professional fees and (3) other expenses, partially offset by a discretionary bonus payment to the Company’s CEO in the first quarter of 2017.

Stock-based compensation. Stock-based compensation of $0.9 million for the three months ended June 30, 2017 remained flat as compared to $0.9 million for the three months ended June 30, 2016. Stock-based compensation of $1.7 million for the six months ended June 30, 2017 decreased by $0.4 million, or 16%, as compared to $2.1 million for the six months ended June 30, 2016. The decrease was primarily due to awards becoming fully vested in 2016 with no new awards being issued in 2017.

Amortization of intangible assets. Amortization of intangible assets of $0.6 million for the three months ended June 30, 2017 decreased by $1.8 million, or 75%, as compared to $2.4 million for the three months ended June 30, 2016. Amortization of intangible assets of $1.2 million for the six months ended June 30, 2017 decreased by $3.6 million, or 75%, as compared to $4.8 million for the six months ended June 30, 2016.  The decrease in both the three and six months was primarily due to patents becoming fully amortized as they reached their estimated useful life with no additional patents added to our portfolio.

Contract termination costs. Contract termination costs of $3.2 million for the six months ended June 30, 2017 represent the cost associated with the buy-out of the revenue share agreement from the company that sold us the bulk of our memory patents in 2013.

Interest income. Interest income for the three and six months ended June 30, 2017 and 2016 was nominal and primarily related to interest earned on money market funds.

Gain on contingency. Gain on contingency for the six months ended June 30, 2016 was due to the receipt of the final contingent payment associated with the disposition of assets of our prior satellite business in April 2016.

Other expense. Other expense for the three and six months ended June 30, 2017 and 2016 was due to losses on foreign currency transactions.

Income taxes. We do not anticipate having a U.S. federal income tax liability in 2017. However, we recorded an income tax provision for the three and six months ended June 30, 2017, in the amount of $0.6 million primarily because, as of the filing of this report, we believe we will be subject to the U.S. Personal Holding Company tax for 2017.See Note 12 – Income Taxes of the Notes to the Condensed Consolidated Financial Statements.  For the year ended December 31, 2016, we did not record a provision for U.S. federal income tax due to available tax loss carryforwards that were used to offset the Company’s income.

Liquidity and Capital Resources

Overview. As of June 30, 2017, we had cash and cash equivalents of $148.4 million. Our primary expected cash needs for the next twelve months include redemption of fractional shares if we complete the 2017 Reverse Split, ongoing operating costs associated with commercialization of our IP assets, legal expenses, expenses associated with researching new business opportunities and other general corporate purposes. We may also use our cash, and may incur debt or issue equity, to acquire or invest in other businesses or assets.

We believe our current balances of cash and cash equivalents and cash flows from operations will be adequate to meet our liquidity needs for the foreseeable future. Cash and cash equivalents in excess of our immediate needs are held in interest bearing accounts with financial institutions.

Cash Flows. The following table is provided to facilitate the discussion of our liquidity and capital resources for the six months ended June 30, 2017 and 2016 (in thousands):

	Six months ended June 30,
	2017	2016
Net cash provided by (used in):
Operating activities	$(10,913)	$6,388
Investing activities	646	392
Financing activities	(15,935)	(6)
Net increase (decrease) in cash and cash equivalents	(26,202)	6,774
Cash and cash equivalents—beginning of period	174,631	162,457
Cash and cash equivalents—end of period	$148,429	$169,231

For the six months ended June 30, 2017, the $10.9 million of cash used in operating activities consisted primarily of $18.8 million of operating expenses, including $3.2 million related to contract termination costs, adjusted for various non-cash items including (i) $1.7 million of stock-based compensation expense and (ii) $1.2 million of amortization expense associated with intangibles, offset by (a) $3.9 million net increase in accounts payable, accrued expenses and other current liabilities, (b) $0.6 million receipt of revenue primarily generated in 2016 and (c) $0.6 million of interest income.  Cash associated with the revenue generated in the first six months of 2017 was all received in July 2017 along with $15.0 million of cash associated with revenue generated in 2016.

For the six months ended June 30, 2016, the $6.4 million of cash provided by operating activities consisted primarily of revenue generated by operations of $58.5 million and $2.0 million received from the disposition of assets associated with our former satellite business, partially offset by a $44.9 million increase in accounts receivable and operating expenses of $32.5 million adjusted for various non-cash items including (i) $4.8 million of amortization expense associated with intangibles and (ii) $2.1 million of stock-based compensation expense, as well as a $16.2 million increase in accounts payable, accrued expenses and other current/non-current liabilities.

For the six months ended June 30, 2017, the $0.6 million of cash provided by investing activities was primarily due to the receipt of the final installment payment from the sale of the Provitro assets in 2015. For the six months ended June 30, 2016, the $0.4 million of cash provided by investing activities was due to the receipt of an installment payment associated with the sale of the Provitro assets in 2015.

For the six months ended June 30, 2017, the $15.9 million of cash used in financing activities was primarily due to the repurchase of all 2,432,923 shares of our Class A common stock owned by the Crusader Fund at a price per share of $6.55. For the six months ended June 30, 2016, the $6,000 of cash used in financing activities was statutory taxes paid due to the vesting of restricted stock awards.

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

As of June 30, 2017, our cash and investment portfolio consisted of both cash and money market funds, with a fair value of $148.4 million. The primary objective of our investments in money market funds is to preserve principal, while optimizing returns and minimizing risk, and our policies require, at the time of purchase, that we make these investments in short-term, high rated securities. These securities have a current yield of approximately 1%.

June 30, 2017 (in thousands)
Cash	$10,097
Money market funds	138,332
$148,429

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 7 – Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors

There have been no material changes to our risk factor disclosures included under Part I, Item 1A of our 2016 Form 10-K.

Item 6.	Exhibits

Ex. 10.1*

Pendrell Corporation 2017 Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2017).

Ex. 31.1	Certification of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

Ex. 31.2	Certification of the principal accounting and financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

Ex. 32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

Ex. 101

The following financial information from Pendrell Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENDRELL CORPORATION (Registrant)

Date: July 28, 2017	By:	/S/ STEVEN A. EDNIE
Steven A. Ednie Vice President and Chief Financial Officer Principal Financial and Accounting Officer