Form 10-Q
period 2017-09-30
Pendrell Corp
filed 2017-10-25
CIK 1359555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of October 20, 2017, the registrant had 19,107,885 shares of Class A common stock and 5,366,000 shares of Class B convertible common stock outstanding.

PENDRELL CORPORATION

FORM 10-Q

For the three and nine months ended September 30, 2017

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Pendrell Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data, unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$187,220	$174,631
Accounts receivable	20,976	15,457
Other receivables	94	669
Prepaid expenses and other current assets	342	262
Total current assets	208,632	191,019
Property in service – net of accumulated depreciation of $560 and $531, respectively	47	74
Non-current accounts receivable	809	16,555
Other assets	29	29
Intangible assets – net of accumulated amortization of $63,458 and $62,884, respectively	2,911	4,716
Total	$212,428	$212,393
LIABILITIES, SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTEREST
Current liabilities:
Accounts payable	$245	$125
Accrued expenses	7,522	6,278
Income taxes payable	600	—
Other liabilities	73	95
Total current liabilities	8,440	6,498
Other non-current liabilities	60	7,796
Total liabilities	8,500	14,294
Commitments and contingencies (Note 6)
Shareholders’ equity and noncontrolling interest:
Preferred stock, $0.01 par value, 75,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.01 par value, 900,000,000 shares authorized, 25,089,164 and 27,268,261 shares issued, and 19,292,276 and 21,491,373 shares outstanding	2,128	2,151
Class B convertible common stock, $0.01 par value, 150,000,000 shares authorized, 8,466,338 shares issued and 5,366,000 shares outstanding	537	537
Additional paid-in capital	1,951,319	1,962,178
Accumulated deficit	(1,745,055)	(1,763,060)
Total Pendrell shareholders’ equity	208,929	201,806
Noncontrolling interest	(5,001)	(3,707)
Total shareholders’ equity and noncontrolling interest	203,928	198,099
Total	$212,428	$212,393

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue	$5,443	$—	$40,565	$58,503
Operating expenses:
Cost of revenues	48	—	277	17,972
Patent administration and related costs	238	180	731	774
Patent litigation	64	308	8,517	3,723
General and administrative	1,670	2,052	5,150	5,734
Stock-based compensation	921	588	2,650	2,639
Amortization of intangible assets	584	2,373	1,763	7,131
Contract termination costs	—	—	3,161	—
Total operating expenses	3,525	5,501	22,249	37,973
Operating income (loss)	1,918	(5,501)	18,316	20,530
Interest income	476	163	1,084	457
Gain on contingency	—	—	—	2,047
Other expense	(2)	(3)	(6)	(8)
Income (loss) before income taxes	2,392	(5,341)	19,394	23,026
Income tax expense	49	—	631	—
Net income (loss)	2,343	(5,341)	18,763	23,026
Net income (loss) attributable to noncontrolling interest	630	(87)	581	295
Net income (loss) attributable to Pendrell	$1,713	$(5,254)	$18,182	$22,731
Basic income (loss) per share attributable to Pendrell	$0.07	$(0.20)	$0.72	$0.85
Diluted income (loss) per share attributable to Pendrell	$0.07	$(0.20)	$0.70	$0.82
Weighted average shares outstanding used to compute basic income (loss) per share	24,597,689	26,778,453	25,210,331	26,744,837
Weighted average shares outstanding used to compute diluted income (loss) per share	25,281,661	26,778,453	25,915,027	27,691,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(In thousands, except share data, unaudited)

	Common stock			Additional
	Class A shares	Class B shares	Amount	paid-in capital	Accumulated deficit	Shareholders’ equity	Noncontrolling interest	Total
Balance, December 31, 2016	21,491,373	5,366,000	$2,688	$1,962,178	$(1,763,060)	$201,806	$(3,707)	$198,099
Repurchase of Class A common stock	(2,432,923)	—	(24)	(15,911)	—	(15,935)	—	(15,935)
Shares relinquished by the Liquidating Trust	(20,000)	—	—	—	—	—	—	—
Stock-based compensation and issuance of restricted stock, net of forfeitures	253,826	—	1	2,950	—	2,951	—	2,951
Effect of accounting change to zero forfeitures for stock- based compensation	—	—	—	177	(177)	—	—	—
Sale of noncontrolling interest in subsidiary	—	—	—	1,925	—	1,925	(1,875)	50
Net income	—	—	—	—	18,182	18,182	581	18,763
Balance, September 30, 2017	19,292,276	5,366,000	$2,665	$1,951,319	$(1,745,055)	$208,929	$(5,001)	$203,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pendrell Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Nine months ended September 30,
	2017	2016
Operating activities:
Net income including noncontrolling interests	$18,763	$23,026
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	2,650	2,639
Amortization of intangible assets	1,763	7,131
Depreciation	30	41
Loss associated with the abandonment and/or disposition of patents	41	112
Other	—	5
Other changes in certain assets and liabilities:
Accounts receivable, current and non-current	10,227	(29,915)
Prepaid expenses and other current/non-current assets	(105)	(12)
Accounts payable	120	(34)
Accrued expenses and other current liabilities	(6,194)	1,424
Income taxes payable	600	—
Other non-current liabilities	—	8,185
Net cash provided by operating activities	27,895	12,602

Investing activities:
Payment received on note receivable	600	1,300
Sale of noncontrolling interest in subsidiary	50	—
Purchases of property in service	(4)	(12)
Net cash provided by investing activities	646	1,288

Financing activities:
Repurchase of Class A common stock	(15,935)	—
Payment of statutory taxes for stock awards	(17)	(40)
Net cash used in financing activities	(15,952)	(40)

Net increase in cash and cash equivalents	12,589	13,850
Cash and cash equivalents – beginning of period	174,631	162,457
Cash and cash equivalents – end of period	$187,220	$176,307

Supplemental disclosures:
Income taxes paid	$25	$—

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

Noncontrolling interests on the consolidated balance sheets include third-party investments in entities that the Company consolidates, but does not wholly own. Noncontrolling interests are classified as part of equity and the Company allocates net income (loss), other comprehensive income (loss) and other equity transactions to its noncontrolling interests in accordance with their applicable ownership percentages. All intercompany transactions and balances have been eliminated in consolidation, including a $36.6 million loan from Pendrell to ContentGuard Holdings, Inc. (“ContentGuard”). In June 2017, the Company sold a 9% interest in ContentGuard. ContentGuard now has two minority shareholders, while Pendrell maintains an 81.1% ownership stake.

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

Recent Accounting Pronouncements—In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires companies that are lessees to recognize a right-of-use asset and lease liability for most leases that do not meet the definition of a short-term lease. For income statement purposes, leases will continue to be classified as either operating or financing. Classification will be based on criteria that are similar to those applied in current lease accounting. Compliance with this ASU is required for annual periods beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. As the Company’s future minimum lease commitments as of September 30, 2017 are approximately $0.6 million, the Company believes the future adoption of this ASU will not have a material impact on its financial position, results of operations or cash flows.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718)-Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Unless the changes in terms or conditions meet all three criteria outlined in the guidance, modification accounting should be applied. The three criteria relate to changes in the terms and conditions that affect the fair value, vesting conditions, or classification of a share-based payment award. Compliance with this ASU is required for annual periods beginning after December 15, 2017. Early adoption is permitted. The adoption of this ASU in 2017 did not have an impact on the Company’s financial position, results of operations or cash flows.

3. Accounts Receivable (Current and Non-current)

Accounts receivable consist primarily of amounts billed to customers under licensing arrangements. Since 2011, the Company has not incurred any material losses on its accounts receivable.

A significant portion of the Company’s current accounts receivable balance is due from Toshiba Memory Corporation (“TMC”), which prior to 2017 was a division of Toshiba Corporation (“Toshiba”). Based on the Company’s assessment of various reports, including Toshiba’s unaudited financial results, as well as the ongoing activities of TMC, the Company believes that no allowance for doubtful accounts is required for its receivable from TMC. The Company will continue to evaluate its position as new information becomes available.

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

5. Accrued expenses

The following table summarizes accrued expenses (in thousands):

	September 30, 2017	December 31, 2016
Accrued payroll and related expenses	$1,073	$1,134
Accrued legal, professional and other expenses	349	538
Accrued revenue share obligations	6,100	4,606
	$7,522	$6,278

6. Commitments and Contingencies

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

ContentGuard Enforcement Actions— ContentGuard appealed the judgments in the Google Litigation and Apple Litigation to the Federal Circuit Court. On July 12, 2017, the Federal Circuit Court affirmed both adverse judgments, bringing those actions to conclusion.

7. Shareholders’ Equity

On March 9, 2017, the Company agreed to redeem 2,432,923 shares of the Company’s Class A Stock from Highland Crusader Offshore Partners, L.P. in a private transaction at a price of $6.55 per share.

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

On September 20, 2017, the Board set November 30, 2017 as the effective date for the 2017 Reverse Split, but reserved the right to delay or cancel the 2017 Reverse Split if the 2017 Reverse Split will not reduce the number of record holders of Class A Stock below 300, or if the Board determines that the 2017 Reverse Split is no longer in the best interests of the Company or its shareholders. The Board also authorized the de-registration and de-listing of the Class A Stock from Nasdaq promptly after completion of the 2017 Reverse Split, and clarified that the Company does not currently plan to publish financial information following the expiration of the Company’s reporting obligations under the Exchange Act.

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

Stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Stock options	$229	$93	$667	$951
Restricted stock awards	692	495	1,983	1,688
Total stock-based compensation expense	$921	$588	$2,650	$2,639

Stock Options—The Company’s stock option activity for the nine months ended September 30, 2017 is summarized as follows:

	Number of shares of Class A common stock underlying options	Weighted average exercise price
Outstanding – December 31, 2016	1,305,365	$15.70
Forfeited	(44,695)	$26.66
Outstanding – September 30, 2017	1,260,670	$15.31
Exercisable – September 30, 2017	937,043	$15.87
Vested and expected to vest – September 30, 2017	1,235,670	$15.20

Restricted Stock—The Company’s restricted stock activity for the nine months ended September 30, 2017 is summarized as follows:

	Number of shares of Class A common stock underlying restricted stock awards	Weighted average fair value per share
Unvested – December 31, 2016	890,755	$8.23
Granted (1)	46,942	$6.81
Vested	(256,322)	$8.50
Forfeited	(15,740)	$4.90
Unvested – September 30, 2017	665,635	$9.05

(1)	Represents shares issued to the Company’s Board of Directors as compensation for service. These awards have a grant date fair value of $0.3 million and vest upon issuance.

9. Contract Termination Costs

Pursuant to the 2013 agreement under which the Company acquired the bulk of its memory and storage technologies portfolio, the Company shared a significant portion of the revenue generated from memory patents with the seller. On February 23, 2017, the seller agreed to relinquish its future revenue share in exchange for an up-front payment and future installment payments. This agreement resulted in a one-time charge of $3.2 million to expense in the first quarter of 2017 and will significantly reduce the Company’s “Cost of revenues” on future memory patent revenue. The final installment payment associated with the termination comes due in 2018 and is reflected in “Accrued expenses.”

10. Gain on Contingency

During 2012, as part of the Company’s exit from the satellite business, the Company sold its partially completed medium earth orbit satellites, related equipment, and contracts. In February 2016, the final scheduled payment for those assets became payable, resulting in the recognition of a $2.0 million gain on contingency for the nine months ended September 30, 2016. The Company received the final scheduled payment in April 2016.

11. Income Taxes

For the three months ended September 30, 2017, the Company recorded a tax provision of $49,000 related to foreign taxes withheld on revenue generated from license agreements executed with third party licensees domiciled in a foreign jurisdiction. The Company had no foreign taxes withheld during the three and nine months ended September 30, 2016. In general, foreign taxes withheld may be claimed as a deduction on future U.S. corporate income tax returns, or as a credit against future U.S. federal income tax liabilities, subject to certain limitations. However, due to uncertainty regarding the Company’s ability to utilize the deduction or credit resulting from the foreign withholding, the Company established a full valuation allowance against the related deferred tax asset.

The Company anticipates it will not have a U.S. federal income tax liability in 2017. However, the Company recorded an income tax provision for the nine months ended September 30, 2017, in the amount of $0.6 million primarily because, as of the filing of this report, the Company believes it will be subject to the U.S. Personal Holding Company tax in 2017. As discussed in more detail below, the U.S. Personal Holding Company tax is assessed on undistributed personal holding company income (“UPHCI”) of a personal holding company (“PHC”).  The Board may elect to distribute to shareholders all or a portion of the UPHCI before the end of the year to eliminate or reduce the tax obligation.  Under U.S. tax law, any distribution to shareholders that reduces the Company’s UPHCI will be fully taxable as a dividend.   If the Board elects to make the distribution, all or a portion of the income tax provision and related liability will be reversed.

Personal Holding Company Determination- The Internal Revenue Code imposes an additional tax on undistributed income of a PHC. In general, a corporation is a PHC if 50% or more of its outstanding shares, measured by value, are owned directly or indirectly by five or fewer individual shareholders at any time during the second half of the year (“Concentrated Ownership”) and at least 60% of its adjusted ordinary gross income is personal holding company income (“PHCI”). Broadly, PHCI includes items such as dividends, interest, rents and royalties, among others. For a corporate subsidiary, Concentrated Ownership is determined by reference to direct and indirect ownership, including through attribution to individual shareholders of the parent corporation(s), and the subsidiary’s income is subject to additional tests to determine whether its income renders the subsidiary a PHC. If a corporation is a PHC, generates positive net PHCI and does not distribute to its shareholders a proportionate dividend in the full amount of the net PHCI, then the undistributed net PHCI is taxed (at 20% under current law).

Due to the significant number of shares held by the Company’s largest shareholders and the type of income that the Company generates, the Company must continually assess the Concentrated Ownership of Pendrell and its consolidated subsidiary ContentGuard. For 2017, Pendrell has met the Concentrated Ownership test. As of October 25, 2017, the Company believes ContentGuard has not met the Concentrated Ownership test for 2017 due to the 18.9% interest held by its minority shareholders. However, ContentGuard’s Ownership Concentration could change at any point during the remainder of the year. If ContentGuard becomes a PHC in 2017 and does not distribute to its shareholders a proportionate dividend in the full amount of its net PHCI, then the undistributed amount will be taxed at 20%.

12. Income (Loss) per Share

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

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income (loss) attributable to Pendrell	$1,713	$(5,254)	$18,182	$22,731
Weighted average common shares outstanding	24,653,939	26,838,073	25,266,581	26,817,736
Less: weighted average unvested restricted stock awards	(56,250)	(59,620)	(56,250)	(72,899)
Shares used for computation of basic income (loss) per share	24,597,689	26,778,453	25,210,331	26,744,837
Add back: weighted average unvested restricted stock awards and units	683,972	—	704,696	947,026
Shares used for computation of diluted income (loss) per share (1)	25,281,661	26,778,453	25,915,027	27,691,863
Basic income (loss) per share attributable to Pendrell	$0.07	$(0.20)	$0.72	$0.85
Diluted income (loss) per share attributable to Pendrell	$0.07	$(0.20)	$0.70	$0.82

(1)

Stock options totaling 1,260,670 for the three and nine months ended September 30, 2017, and 2,347,370 and 1,456,615 for the three and nine months ended September 30, 2016, respectively, were excluded from the calculation of diluted income (loss) per share as their inclusion was anti-dilutive.

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

Overview

For the past five years, through our consolidated subsidiaries, we have invested in, acquired and monetized IP rights.  During the third quarter of 2017, we entered into a licensing agreement with The Walt Disney Company through our ContentGuard subsidiary that provides Disney the right to use ContentGuard’s digital rights management (DRM) technology to digitally distribute its motion pictures to theaters around the world. Disney joins Warner Bros and Sony Entertainment as licensees of ContentGuard’s technology. Meanwhile, ContentGuard continues its dialogue with movie studios and distributors of digital entertainment.

In addition to our efforts with ContentGuard’s digital cinema initiative, we continue talks with manufacturers and suppliers of memory and storage devices about licensing our memory and storage patents.  We have licensed five of the largest suppliers and a number of smaller suppliers.

While we continue to monetize our IP assets, we are focusing primarily on identifying and evaluating new business opportunities.  We target opportunities that demonstrate a potential for reliable cash flow and significant growth.  We have identified multiple opportunities, but our acquisition efforts have been hindered by extremely high valuations and corresponding seller expectations. We have reduced our cost structure to allow us to take a thoughtful and measured approach in our evaluation of these opportunities.

We anticipate additional cost reductions in 2018 from de-registering and de-listing our Class A Stock. We also believe the de-registration and de-listing will simplify our operations and present opportunities that are unavailable to a reporting company.  Our board of directors set November 30, 2017 as the effective date for the reverse stock split that is designed to facilitate de-registration and de-listing, but reserved the right to delay or cancel the reverse stock split if it will not reduce our number of record holders below 300 or is otherwise not in the best interests of the company or our shareholders.  We do not currently plan to publish financial information following the expiration of our reporting obligations under the Securities Exchange Act of 1934.

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

Results of Operations

The following table is provided to facilitate the discussion of our results of operations for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue	$5,443	$—	$40,565	$58,503
Cost of revenues	48	—	277	17,972
Patent administration and related costs	238	180	731	774
Patent litigation	64	308	8,517	3,723
General and administrative	1,670	2,052	5,150	5,734
Stock-based compensation	921	588	2,650	2,639
Amortization of intangible assets	584	2,373	1,763	7,131
Contract termination costs	—	—	3,161	—
Interest income	476	163	1,084	457
Gain on contingency	—	—	—	2,047
Other expense	2	3	6	8
Income tax expense	49	—	631	—

Revenue. We generated revenue of $5.4 million for the three months ended September 30, 2017. No revenue was generated during the three months ended September 30, 2016, as no licensing transactions or other patent monetization activity was consummated during that period.

Revenue of $40.6 million for the nine months ended September 30, 2017 decreased by $17.9 million, or 31%, as compared to $58.5 million for the nine months ended September 30, 2016. The decrease was primarily due to larger licensing transactions during the nine months ended September 30, 2016 as compared to 2017.

Cost of revenues. We incurred cost of revenues of $48,000 for the three months ended September 30, 2017 compared to zero for the three months ended September 30, 2016. No revenue was generated during the three months ended September 30, 2016, resulting in no corresponding cost of revenue.

Cost of revenues of $0.3 million for the nine months ended September 30, 2017 decreased by $17.7 million, or 98%, as compared to $18.0 million for the nine months ended September 30, 2016. The decrease was primarily due to lower revenue share obligations. Prior to 2017, we shared revenue with the party from whom we acquired the bulk of our memory patents. In early 2017, that party relinquished its future revenue share rights in exchange for an up-front payment and future installment payments. This resulted in a one-time charge of $3.2 million to expense in our first quarter of 2017 (see “Contract termination costs” below), but has significantly reduced our “Cost of revenues” from our memory patents.

Patent administration and related costs. Patent administration and related costs of $0.2 million for the three months ended September 30, 2017 remained flat as compared to $0.2 million for the three months ended September 30, 2016. Patent administration and related costs of $0.7 million for the nine months ended September 30, 2017 decreased by $0.1 million, or 6%, as compared to $0.8 million for the nine months ended September 30, 2016. The decrease was primarily due to a reduction in patent maintenance and prosecution costs resulting from the abandonment and sale of patents during the first nine months of 2017 and throughout 2016 that were not part of existing licensing programs.

Patent litigation. Patent litigation expenses of $0.1 million for the three months ended September 30, 2017 decreased by $0.2 million, or 79%, as compared to $0.3 million for the three months ended September 30, 2016. The decrease was primarily due to the settlement of our dispute with SanDisk in June 2017.

Patent litigation expenses of $8.5 million for the nine months ended September 30, 2017 increased by $4.8 million, or 129%, as compared to $3.7 million for the nine months ended September 30, 2016. The increase was primarily due to the contingent fees associated with our settlement and license agreement with SanDisk, partially offset by contingent fees incurred in 2016 associated with our settlement and license agreement with DirecTV.

General and administrative expenses. General and administrative expenses of $1.7 million for the three months ended September 30, 2017 decreased by $0.4 million, or 19%, as compared to $2.1 million for the three months ended September 30, 2016. The decrease was primarily due to reductions in employment expenses resulting from a lower headcount in 2017.

General and administrative expenses of $5.2 million for the nine months ended September 30, 2017 decreased by $0.5 million, or 10%, as compared to $5.7 million for the nine months ended September 30, 2016. The decrease was primarily due to reductions in (i) employment expenses resulting from a lower headcount in 2017, (ii) professional fees and (iii) other expenses, partially offset by a discretionary bonus payment to the Company’s CEO in the first quarter of 2017.

Stock-based compensation. Stock-based compensation of $0.9 million for the three months ended September 30, 2017, increased by $0.3 million, or 57%, as compared to $0.6 million for the three months ended September 30, 2016. The increase was primarily due to a $0.3 million credit in the three months ended September 30, 2016 related to the reversal of stock-based compensation expense associated with employees that terminated during that period.

Stock-based compensation of $2.6 million for the nine months ended September 30, 2017 remained flat as compared to $2.6 million for the nine months ended September 30, 2016, as higher valued CEO performance awards offset a reduction in expense for awards that became fully vested in 2016.

Amortization of intangible assets. Amortization of intangible assets of $0.6 million for the three months ended September 30, 2017 decreased by $1.8 million, or 75%, as compared to $2.4 million for the three months ended September 30, 2016. Amortization of intangible assets of $1.8 million for the nine months ended September 30, 2017 decreased by $5.3 million, or 75%, as compared to $7.1 million for the nine months ended September 30, 2016.  The decrease in both the three and nine months was primarily due to patents being sold or becoming fully amortized as they reached their estimated useful life with no additional patents added to our portfolio.

Contract termination costs. Contract termination costs of $3.2 million for the nine months ended September 30, 2017 represent the cost associated with the buy-out of the revenue share agreement from the company that sold us the bulk of our memory patents in 2013.

Interest income. Interest income of $0.5 million for the three months ended September 30, 2017 increased by $0.3 million, or 192%, as compared to $0.2 million for the three months ended September 30, 2016. Interest income of $1.1 million for the nine months ended September 30, 2017 increased by $0.6 million, or 137%, as compared to $0.5 million for the nine months ended September 30, 2016.  The increase in both the three and nine months was primarily due to larger cash balances and higher interest rates in 2017 as compared to 2016.

Gain on contingency. Gain on contingency for the nine months ended September 30, 2016 was due to the receipt of the final contingent payment associated with the disposition of assets of our prior satellite business in April 2016.

Other expense. Other expense for the three and nine months ended September 30, 2017 and 2016 was due to losses on foreign currency transactions.

Income taxes. We do not anticipate having a U.S. federal income tax liability in 2017. However, we recorded an income tax provision for the nine months ended September 30, 2017, in the amount of $0.6 million primarily because, as of the filing of this report, we believe we will be subject to the U.S. Personal Holding Company tax for 2017. See Note 11 – Income Taxes of the Notes to the Condensed Consolidated Financial Statements. Income tax expense of $49,000 for the three months ended September 30, 2017 related to foreign taxes withheld on revenue generated from license agreements executed with third party licensees domiciled in a foreign jurisdiction.

For the year ended December 31, 2016, we did not record a provision for U.S. federal income tax due to available tax loss carryforwards that were used to offset the Company’s income.

Liquidity and Capital Resources

Overview. As of September 30, 2017, we had cash and cash equivalents of $187.2 million. Our primary expected cash needs for the next twelve months include redemption of fractional shares if we complete the 2017 Reverse Split, ongoing operating costs associated with commercialization of our IP assets, legal expenses, expenses associated with researching new business opportunities and other general corporate purposes. We may also use our cash, and may incur debt or issue equity, to acquire or invest in other businesses or assets.

We believe our current balances of cash and cash equivalents and cash flows from operations will be adequate to meet our liquidity needs for the foreseeable future. Cash and cash equivalents in excess of our immediate needs are held in interest bearing accounts with financial institutions.

Cash Flows. The following table is provided to facilitate the discussion of our liquidity and capital resources for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine months ended September 30,
	2017	2016
Net cash provided by (used in):
Operating activities	$27,895	$12,602
Investing activities	646	1,288
Financing activities	(15,952)	(40)
Net increase in cash and cash equivalents	12,589	13,850
Cash and cash equivalents—beginning of period	174,631	162,457
Cash and cash equivalents—end of period	$187,220	$176,307

For the nine months ended September 30, 2017, the $27.9 million of cash provided by operating activities consisted primarily of (i) revenue generated by operations of $40.6 million, (ii) $10.2 million net change in accounts receivable and (iii) $1.1 million of interest income, partially offset by $22.3 million of operating expenses, including $3.2 million related to contract termination costs, adjusted for various non-cash items including $2.6 million of stock-based compensation expense and $1.8 million of amortization expense associated with intangibles, as well as a $6.1 million decrease in accounts payable and accrued expenses.

For the nine months ended September 30, 2016, the $12.6 million of cash provided by operating activities consisted primarily of (i) revenue generated by operations of $58.5 million, (ii) $2.0 million received from the disposition of assets associated with our former satellite business, and (iii) $0.5 million of interest income, partially offset by a $29.9 million increase in accounts receivable and operating expenses of $38.0 million adjusted for various non-cash items including (a) $7.1 million of amortization expense associated with intangibles, (b) $2.6 million of stock-based compensation expense, and (c) $0.2 million of depreciation and costs associated with abandonment of patents, as well as a $9.6 million increase in accounts payable, accrued expenses and other current/non-current liabilities.

For both the nine months ended September 30, 2017 and September 30, 2016, cash provided by investing activities was primarily due to the receipt of installment payments from the sale of the Provitro assets in 2015.

For the nine months ended September 30, 2017, the $15.9 million of cash used in financing activities was primarily due to the repurchase of all 2,432,923 shares of our Class A common stock owned by the Crusader Fund at a price per share of $6.55. For the nine months ended September 30, 2016, the $40,000 of cash used in financing activities was statutory taxes paid due to the vesting of restricted stock awards.

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

As of September 30, 2017, our cash and investment portfolio consisted of both cash and money market funds, with a fair value of $187.2 million. The primary objective of our investments in money market funds is to preserve principal, while optimizing returns and minimizing risk, and our policies require, at the time of purchase, that we make these investments in short-term, high rated securities. These securities have a current yield of approximately 1%.

September 30, 2017 (in thousands)
Cash	$18,431
Money market funds	168,789
$187,220

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 6 – Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements.

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

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
July 1 – July 31, 2017	787	$6.98	—	—
August 1 – August 31, 2017	—	—	—	—
September 1 – September 30, 2017	1,709	6.79	—	—
	2,496	$6.85	—	—

Item 6.	Exhibits

Ex. 31.1	Certification of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

Ex. 31.2	Certification of the principal accounting and financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

Ex. 32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

Ex. 101

The following financial information from Pendrell Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENDRELL CORPORATION (Registrant)

Date: October 25, 2017	By:	/S/ STEVEN A. EDNIE
Steven A. Ednie Vice President and Chief Financial Officer Principal Financial and Accounting Officer